Form 10-Q
period 1996-03-31
CD RADIO INC
filed 1996-05-15
CIK 908937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996

Commission file number   0-24710
                       ----------

                                 CD RADIO INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                    52-1700207

- - ------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of                                             (I.R.S. Employer
         incorporation or organization)                                              Identification No.)

                SIXTH FLOOR, 1001 22ND STREET, N.W., WASHINGTON, D.C.
                                     20037

- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  202-296-6192

- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
             --------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996

         COMMON STOCK, $.001 PAR VALUE                                                9,416,460

- - ----------------------------------------------------------------------------------------------------------
                    (Class)

                                 CD RADIO INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)




                                     INDEX



Part I - Financial Information

                                                                                                    Page
      Consolidated Statements of Operations (unaudited) for the three                                 1
         month periods ended March 31, 1996 and 1995 and for the
         period May 17, 1990 (date of inception) to March 31, 1996


      Consolidated Balance Sheets (unaudited) as of March 31, 1996                                    2
         and December 31, 1995


      Consolidated Statements of Cash Flows (unaudited) for the three                                 3
         month periods ended March 31, 1996 and 1995 and for the
         period May 17, 1990 (date of inception) to March 31, 1996


      Notes to Consolidated Financial Statements (unaudited)                                          4


      Management's Discussion and Analysis of Results of                                              5
         Operations and Financial Condition



Part II - Other Information                                                                           8


Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                               For the period
                                                Three months ended               May 17,1990
                                           -----------------------------    (date of inception)
                                           March  31,       March 31,           to March 31,
                                              1996            1995                   1996
                                           ----------    ---------------   --------------------
Revenue                                   $    -        $       -         $        -

Expenses:
       Legal, consulting and
         regulatory fees                      227,674          188,918             5,894,547
       Other general and administrative       281,681          257,110             6,583,696
       Research and development                27,901           26,292             1,826,957
       Write-off of investment in
          Sky-Highway Radio Corp.              -                -                  2,000,000
                                           -----------   ---------------   --------------------

            Total expenses                    537,256          472,320            16,305,200
                                           -----------   ---------------   --------------------


Other income (expense)
       Interest income                         25,290           44,123               241,151
       Interest expense                        (4,917)          (4,839)             (158,099)
                                           -----------   ---------------   --------------------
                                               20,373           39,284                83,052
                                           -----------   ---------------   --------------------

Net loss                                  $  (516,883)  $     (433,036)   $      (16,222,148)
                                           ===========   ===============   ====================


Net loss per common share                 $     (0.06)  $        (0.05)   $            (2.25)
                                           ===========   ===============   ====================

Weighted average common shares
       and common share equivalents
       outstanding                          9,357,793        9,198,960             7,219,458
                                           ===========   ===============   ====================


  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                         March 31,              December 31,
                                                                            1996                    1995
                                                                     -----------------       -------------------

Current assets:
     Cash and cash equivalents                                       $      1,548,718        $       1,799,814
     Prepaid expense and other                                                  7,128                    8,781
                                                                     -----------------       -------------------
       Total current assets                                                 1,555,846                1,808,595
                                                                     -----------------       -------------------

Property and equipment, at cost:
     Technical equipment                                                      254,200                  254,200
     Office equipment and other                                                89,220                   89,220
     Demonstration equipment                                                   38,664                   38,664
                                                                     -----------------       -------------------
                                                                              382,084                  382,084
     Less accumulated depreciation                                           (174,970)                (160,498)
                                                                     -----------------       -------------------
                                                                              207,114                  221,586
Deposits                                                                      303,793                  303,793
                                                                     -----------------       -------------------
       Total Assets                                                  $      2,066,753        $       2,333,974
                                                                     =================       ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           $         77,925        $          46,521
     Loan from officer                                                        240,000                 -
     Other                                                                     24,247                   20,716
                                                                     -----------------       -------------------
       Total current liabilities                                              342,172                   67,237

Loan from officer                                                            -                         240,000
Deferred rent and other                                                        27,281                   35,967
                                                                     -----------------       -------------------
       Total liabilities                                                      369,453                  343,204
                                                                     -----------------       -------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; none issued or outstanding                                -                        -
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 9,396,960 and 9,305,960, shares issued and
       outstanding at March 31, 1996 and December 31, 1995,
       respectively                                                             9,397                    9,306
     Additional paid-in capital                                            18,150,051               18,006,729
     Deficit accumulated during the development stage                     (16,222,148)             (15,705,265)
     Deferred compensation on stock options granted                          (240,000)                (320,000)
                                                                     -----------------       -------------------
       Total stockholders' equity                                           1,697,300                1,990,770
                                                                     -----------------       -------------------

     Total liabilities and stockholders' equity                      $      2,066,753        $       2,333,974
                                                                     =================       ===================





  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       For the period
                                                                        Three months ended              May 17,1990
                                                                    -----------------------------   (date of inception)
                                                                      March 31,       March 31,          to March 31,
                                                                         1996           1995                 1996
                                                                    -------------  --------------     ------------------
Cash flows from operating activities:
     Net loss                                                        $  (516,883)   $    (433,036)     $    (16,222,148)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                   14,472           14,177               185,669
          Write off of investment in Sky-Highway Radio Corp.              -               -                   2,000,000
          Compensation expense in connection with
               issuance of stock options                                  80,000           80,000             1,475,500
          Common stock issued for services rendered                       63,413          -                     410,696
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expense and other                                        1,653           (3,268)               (7,128)
          Due to related party                                            -               -                     350,531
          Deposits                                                        -                                    (303,793)
          Accounts payable and accrued expenses                           31,404          (94,928)              153,164
          Other liabilities                                               (5,155)           8,457                51,528
                                                                      -----------    -------------      -----------------
            Net cash used in operating activities                       (331,096)        (428,598)          (11,905,981)
                                                                      -----------    -------------      -----------------

Cash flows from investing activities:
     Capital expenditures                                                 -               (13,822)             (392,783)
     Acquisition of Sky-Highway Radio Corp.                               -               -                  (2,000,000)
                                                                      -----------    -------------      -----------------
            Net cash used in investing activities                         -               (13,822)           (2,392,783)
                                                                      -----------    -------------      -----------------

Cash flows from financing activities:
     Proceeds from issuance of units and common stock                     -               -                  14,557,482
     Proceeds from issuance of promissory notes                           -               -                     200,000
     Proceeds from issuance of promissory notes to
         related parties                                                  -               -                   2,965,000
     Proceeds from exercise of stock options by
        Company officer                                                   80,000          -                      80,000
     Repayment of promissory note                                         -               -                    (200,000)
     Repayment of promissory notes to related parties                     -               -                  (2,195,000)
     Loan from officer                                                    -               -                     440,000
     Deferred offering costs                                              -               -                  -
                                                                      -----------    -------------      -----------------
            Net cash provided by financing activities                     80,000          -                  15,847,482
                                                                      -----------    -------------      -----------------

Net increase (decrease) in cash and cash equivalents                    (251,096)        (442,420)            1,548,718
Cash and cash equivalents at the beginning of period                   1,799,814        3,400,261            -
                                                                      -----------    -------------      -----------------
Cash and cash equivalents at the end of period                       $ 1,548,718    $   2,957,841      $      1,548,718
                                                                      ===========    =============      =================

Supplemental disclosure of cash information:
     Cash paid during the period for interest                        $    -         $     -            $         40,063
                                                                      ===========    =============      =================

Supplemental disclosure of non-cash financing activities:
    Common stock issued in satisfaction of notes
       payable to related parties, including
       accrued interest                                              $    -         $     -            $        998,452
                                                                      ===========    =============      =================

    Common stock issued in satisfaction of due to
       related parties including accrued interest                    $    -         $     -            $        409,390
                                                                      ===========    =============      =================

    Common stock issued in satisfaction of
       commissions payable                                           $    -         $     -            $         20,000
                                                                      ===========    =============      =================



  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



GENERAL

         The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly reflect the Company's consolidated financial position and consolidated results of operations have been included.

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for CD Radio, initiation of discussions with radio manufacturers and automakers, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards and specifications, development of a mobile demonstration program and securing adequate working capital. The Company has been unprofitable to date and expects to continue to incur substantial losses through at least the first full year of CD Radio service. Since its inception, the Company has not derived any revenues from operations and does not expect to generate any revenues from operations prior to the commencement of CD Radio, which is not expected to occur before the first half of 1999. In order to commence CD Radio service, the Company will require the FCC License and substantial additional funds to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations.

         In June 1994, the Company undertook measures to reduce the Company's cash requirements prior to the receipt of the FCC License. As a result of these efforts, the Company's cash operating expenses, net of cash received from interest income, was $331,000 for the three months ended March 31, 1996. In the absence of the FCC License, the Company believes that its working capital is sufficient to fund planned operations through the first quarter of 1997. There can be no assurance that the Company's actual cash requirements will not exceed its anticipated pre-License cash requirements, that additional cash requirements will not arise or that additional financing will not be required prior to the receipt of the FCC License.


RESULTS OF OPERATIONS

         The Company recorded net losses of $517,000 and $433,000 for the three months ended March 31, 1996 and 1995, respectively. The Company's total operating expenses were $537,000 and $472,000 for the three months ended March 31, 1996 and 1995, respectively.

         Legal, consulting and regulatory fees increased for the three months ended March 31, 1996 to $228,000 from $189,000 for the three months ended
March 31, 1995. These levels of expenditures are the result of reduced Company activity and is expected to remain at this level until the FCC License is received.

         Research and development costs were $28,000 and $26,000 for the three months ended March 31, 1996 and 1995, respectively. This minimal level of research and development cost is the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the three months ended March 31, 1996 to $282,000 from $257,000 for the three months ended March 31, 1995. General and administrative expenses continue to remain at a low level due to a focused effort to reduce costs until such time as the Company receives the FCC License. The Company also incurred a non-cash charge of $80,000 for the three month periods ended March 31, 1996 and 1995, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

         The decrease of interest income to $25,000 for the three months ended March 31, 1996, from $44,000 in the three months ended March 31, 1995, was the result of a higher average cash balance during the first quarter of 1995. The cash and cash equivalents on hand were originally obtained from the Company's initial public offering in September of 1994.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had working capital of approximately $1,214,000, compared to $2,554,000 at March 31, 1995. The reduction in working capital represents the Company's use of cash for operating expenses. The working capital was primarily obtained in the initial public offering on September 20, 1994 which resulted in net cash proceeds of $4.4 million, including the exercise of the underwriters' over-allotment option.

         Should the Company receive its FCC License, the Company will require substantial additional financing to complete the construction and launch of its satellite system and to fund the first full year of CD Radio.

         In the absence of the FCC License, the Company believes that its working capital is sufficient to fund planned operations through the first quarter of 1997. There can be no assurance, however, that the Company's actual cash requirements will not exceed its anticipated pre-FCC License cash requirements, that additional cash requirements will not arise or that additional financing will not be required prior to the receipt of the FCC License.

         The Company estimates that upon receipt of the FCC License (assuming that the FCC License is received in the first half of 1996 and that the Effective Date occurs upon receipt of the FCC License) it will require cash in the aggregate amount of $70 million, $181 million and $228 million in the first, second and third years, respectively, following receipt of the FCC License to fund the construction and launch of the Company's satellites, the commencement of CD Radio and to provide cash reserves for the first year of service.

         Upon receipt of the FCC License, the Company intends to seek additional financing through further debt and equity financings. The Company intends to use the proceeds of the Offering remaining at that time, if any, plus additional funds raised through these subsequent financing activities, for working capital and to fund the commencement of satellite construction.

However, there can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. If such financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in commencement of its operations and increased costs.

         The Company's estimates of its cash requirements are forward looking statements that involve a number of risks and uncertainties. Such estimates assume that the FCC License is received by the first half of 1996, that the FCC License is not subject to auction requirements, that the Effective Date occurs upon receipt of the FCC License and that operation of CD Radio commences in the first half of 1999. Actual amounts may exceed this estimate, and delays may occur due to a variety of causes. Cash requirements assume equity financing and therefore do not include interest payments. The Company's actual future cash requirements will depend upon numerous factors, including the costs associated with the construction and deployment of the satellite system and the rate of growth of its business subsequent to commencing service. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses, or if the FCC applies auction requirements to the FCC License.

         The Company anticipates funding its projected cash requirements through the completion of additional debt and equity financings. The Company does not have its financing commitments in place and there can be no assurance that the Company will be able to obtain financing on favorable terms, if at all, or that it will be able to do so on a timely basis.

                                    PART II

                               OTHER INFORMATION



Item 1.         Legal Proceedings - None



Item 2.         Changes in Securities - None



Item 3.         Defaults upon Senior Securities - None



Item 4.         Submission of Matters to a Vote of Security Holders - None



Item 5.         Other Information - None



Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibits:
                         3.1         Amended and Restated Certificate of Incorporation.(2)
                         3.2         Amended and Restated By-Laws.(2)
                         4.1         Description of Capital Stock contained in the Amended and Restated
                                     Certificate of Incorporation (see Exhibit 3.1).(2)
                         4.2         Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit 3.2).(2)
                         4.3         Form of Certificate for Shares of Common Stock.(3)
                         4.4         Form of Common Stock Purchase Warrant Agreement between the Company and Continental Stock Transfer and Trust Company.(4)
                         4.5         Form of Common Stock Purchase Warrant Certificate.(4)
                         4.6         Form of Representatives' Warrant Agreement among the Company, First
                                     Marathon (U.S.A.) Inc., First Marathon Securities Limited and
                                     Continental Stock Transfer and Trust Company.(4)
                         4.7         Form of Representatives' Warrant Certificate.(4)
                        10.1         Option Agreement, dated January 23, 1992, between the Company and
                                     New World Sky Media.(2)
                        10.2.1       Agreement, dated May 22, 1992, between Ivanhoe Capital Corporation and the Company.(2)
                        10.2.2       Termination of Ivanhoe Agreement, dated January 2, 1994.(2)
                        10.3         Lease Agreement, dated October 20, 1992, between 22nd & K Street
                                     Office Building Limited Partnership and the Company.(2)
                        10.4         Letter Agreement, dated November 18, 1992, between the Company and
                                     Batchelder & Partners, Inc.(2)
                        10.5.1       Employment Agreement, dated January 29, 1993, between the Company and Richard Cooperman.(5)
                        10.5.2       Agreement, dated June 20, 1994, between the Company and Richard
                                     Cooperman.(6)
                        10.6         Proprietary Information and Non-Competition Agreement, dated
                                     February 1, 1993, for Richard Cooperman.(2)
                        10.7         Option and Purchase Agreement, dated February 2, 1993, between the
                                     Company and Charles W. Ergen and David M. Drucker.(2)
                        10.8.1       Proprietary Information and Non-Competition Agreement, dated
                                     February 9, 1993, for Robert Briskman.(2)
                        10.8.2       Amendment No. 1 to Proprietary Information and Non-Competition
                                     Agreement between the Company and Robert Briskman.(2)
                      **10.9.1       Satellite Construction Agreement, dated March 2, 1993, between
                                     Space Systems/Loral and the Company.(2)
                      **10.9.2       Amendment No. 1 to Satellite Construction Agreement, effective
                                     December 28, 1993, between Space Systems/Loral and the Company.(2)
                      **10.9.3       Amendment No. 2 to Satellite Construction Agreement, effective
                                     March 8, 1994, between Space Systems/Loral and the Company.(3)
                        10.9.4       Amendment No. 3 to Satellite Construction Agreement, effective
                                     February 12, 1996, between Space Systems/Loral, Inc. and the
                                     Company.(15)
                        10.10        Assignment of Technology Agreement, dated April 15, 1993, between
                                     Robert Briskman and the Company.(2)
                        10.11        Agency Agreement, dated April 27, 1993, between the Company and
                                     First Marathon Securities Limited.(2)
                        10.12        Demand Note and Grant of Warrant to Robert Friedland, dated
                                     April 28, 1993.(2)
                        10.13        Amended and Restated Option Agreement between the Company and
                                     Robert Briskman.(2)
                        10.14        Demand Note and Grant of Warrant to Robert Friedland, dated
                                     October 13, 1993.(2)
                        10.15.1      Launch Reservation Agreement, dated September 20, 1993, between the
                                     Company and Arianespace.(7)
                        10.15.2      Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace.(3)
                        10.15.3      Second Modification of Launch Reservation Agreement, dated
                                     August 10, 1994, between the Company and Arianespace.(8)
                        10.16        Option Agreement, effective as of October 16, 1991, between the
                                     Company and Charles Dalfen.(2)
                        10.17        Option Agreement, effective as of October 16, 1992, between the
                                     Company and Charles Dalfen.(2)
                        10.18.1      Employment and Noncompetition Agreement between the Company and
                                     David Margolese.(9)
                        10.18.2      First Amendment to Employment Agreement between the Company and
                                     David Margolese.(6)
                        10.19.1      Employment and Noncompetition Agreement between the Company and
                                     Robert Briskman.(10)
                        10.19.2      First Amendment to Employment Agreement between the Company and
                                     Robert Briskman.(6)
                        10.20        Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt.(2)
                        10.21        1994 Stock Option Plan.(2)
                        10.22        Amended and Restated 1994 Directors' Nonqualified Stock Option
                                     Plan.(15)
                        10.23        Form of Lock-Up Agreement executed by certain holders of the
                                     Company's Common Stock.(6)
                        10.24        Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.(11)
                        10.25        Settlement Agreement, dated as of February 2, 1994, between the
                                     Company and New World Sky Media Inc. and Bryan Kim.(2)
                        10.26.1      Employment and Noncompetition Agreement between the Company and
                                     Margaret E. Grayson.(12)
                        10.26.2      First Amendment to Employment Agreement between the Company and
                                     Margaret E. Grayson.(6)
                        10.26.3      Second Amendment to Employment Agreement between the Company and
                                     Margaret E. Grayson.(6)
                        10.27        Settlement Agreement, dated as of April 1, 1994, among the Company,
                                     M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc.(3)
                        10.28.1      Demand Note, dated April 19, 1994, in favor of David Margolese.(13)
                        10.28.2      Note, dated June 30, 1994, in favor of David Margolese.(8)
                        10.29        Demand Note, dated April 19, 1994, between the Company and D.
                                     Friedland.(6)
                        10.30.1      Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6)
                        10.30.2      Security Agreement, dated July 5, 1994, between the Company and
                                     Jobrenco Limited.(6)
                        10.31        Placement Agreement, dated April 27, 1993, between the Company and
                                     First Marathon Securities Limited.(6)
                        10.32        Letter of Understanding, dated December 3, 1993, between the
                                     Company and The Seidler Companies Incorporated.(6)
                        10.33        Form of Subscription Agreement among First Marathon Securities
                                     Limited and Canadian Purchasers.(1)
                        10.34        Form of Subscription Agreement among First Marathon Securities
                                     Limited and Non-U.S. and Non-Canadian Purchasers.(1)
                        10.35        Form of Underwriting Agreement (see Exhibit 1.1)
                        10.36        Letter Agreement, dated January 13, 1995, between the Company and
                                     Brenner Securities.(14)
                        10.37        1995 Stock Compensation Plan.(15)
                        11.1         Computation of net loss per share
                        27.1         Financial Data Schedule

                (b)    Reports on Form 8-K

                            On March 5, 1996, the Company filed a report on Form
                       8-K under Item 5 and Item 7, announcing the extension of the exercise period of the Company's Class A Common
                       Stock Purchase Warrants and filing a copy of the Press Release dated March 5, 1996, as Exhibit 99.1
- - --------------

** Portions of these exhibits have been omitted pursuant to an Application for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(1)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 5, filed September 8, 1994, to the Registrant's Registration
     Statement No. 33-74782 M Form S-1 filed with the Commission on
     February 2, 1994.
(2) Incorporated by reference to the same-numbered exhibit to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(3)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 2, filed with the Commission on April 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(4)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 5, filed with the Commission on September 8, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(5)  Incorporated by reference to exhibit 10.5 to the Registrant's
     Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(6)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 5, filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(7) Incorporated by reference to Exhibit No. 10.15 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(8)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 4, filed with the Commission on August 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994
(9) Incorporated by reference to Exhibit No. 10.18 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(10) Incorporated by reference to Exhibit No. 10.19 to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(11) Incorporated by reference to Exhibit No. 1, filed with the Commission on March 14, 1994, to Registrant's Registration Statement
     No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(12) Incorporated by reference to Exhibit No. 10.26 to Amendment No. 2, filed with the Commission on April 13, 1994, to Registrant's
     Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(13) Incorporated by reference to Exhibit No. 10.28 to Amendment No. 3 filed with the Commission on August 2, 1994, to Registrant's
     Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(14) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report in Form 10-K for the fiscal year ended
     December 31, 1994, Commission File No. 0-24710.
(15) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1995, Commission File No. 0-24710.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CD RADIO INC.
                                             (Registrant)




Date: May 14, 1996                           /s/ David Margolese
                                             --------------------------------
                                             Chairman and
                                             Chief Executive Officer
                                             (Duly authorized officer and
                                              principal financial officer)

                               CD RADIO INC.

INDEX TO EXHIBITS

EXHIBIT                                                                                    PAGE
NUMBER                        DESCRIPTION                                                   NO.
- - -------                       -----------                                                  -----
   3.1        Amended and Restated Certificate of Incorporation.(2)....................
   3.2        Amended and Restated By-Laws.(2) ........................................
   4.1        Description of Capital Stock contained in the Amended and
              Restated Certificate of Incorporation (see Exhibit 3.1).(2) .............
   4.2        Description of Rights of Security Holders contained in the
              Amended and Restated Bylaws (see Exhibit 3.2).(2) .......................
   4.3        Form of Certificate for Shares of Common Stock.(3) ......................
   4.4        Form of Common Stock Purchase Warrant Agreement between
              the Company and Continental Stock Transfer and Trust
              Company.(4) .............................................................
   4.5        Form of Common Stock Purchase Warrant Certificate.(4) ...................
   4.6        Form of Representatives' Warrant Agreement among the
              Company, First Marathon (U.S.A.) Inc., First Marathon
              Securities Limited and Continental Stock Transfer and
              Trust Company.(4) .......................................................
   4.7        Form of Representatives' Warrant Certificate.(4) ........................
  10.1        Option Agreement, dated January 23, 1992, between the
              Company and New World Sky Media.(2) .....................................
  10.2.1      Agreement, dated May 22, 1992, between Ivanhoe Capital
              Corporation and the Company.(2) .........................................
  10.2.2      Termination of Ivanhoe Agreement, dated January 2, 1994.(2) .............
  10.3        Lease Agreement, dated October 20, 1992, between 22nd & K
              Street Office Building Limited Partnership and the Company.(2) ..........
  10.4        Letter Agreement, dated November 18, 1992, between the
              Company and Batchelder & Partners, Inc.(2) ..............................
  10.5.1      Employment Agreement, dated January 29, 1993, between the
              Company and Richard Cooperman.(5) .......................................
  10.5.2      Agreement, dated June 20, 1994, between the Company and
              Richard Cooperman.(6) ...................................................
  10.6        Proprietary Information and Non-Competition Agreement,
              dated February 1, 1993, for Richard Cooperman.(2) .......................
  10.7        Option and Purchase Agreement, dated February 2, 1993,
              between the Company and Charles W. Ergen and David M.
              Drucker.(2) .............................................................
  10.8.1      Proprietary Information and Non-Competition Agreement,
              dated February 9, 1993, for Robert Briskman.(2) .........................
  10.8.2      Amendment No. 1 to Proprietary Information and
              Non-Competition Agreement between the Company and Robert
              Briskman.(2)  ...........................................................
**10.9.1      Satellite Construction Agreement, dated March 2, 1993,
              between Space Systems/Loral and the Company.(2)..........................
**10.9.2      Amendment No. 1 to Satellite Construction Agreement,
              effective December 28, 1993, between Space Systems/Loral
              and the Company.(2) .....................................................
**10.9.3      Amendment No. 2 to Satellite Construction Agreement,
              effective March 8, 1994, between Space Systems/Loral and
              the Company.(3)..........................................................
  10.9.4      Amendment No. 3 to Satellite Construction Agreement,
              effective February 12, 1996, between Space Systems/Loral,
              Inc. and the Company.(15) ...............................................
  10.10       Assignment of Technology Agreement, dated April 15, 1993,
              between Robert Briskman and the Company.(2) .............................
  10.11       Agency Agreement, dated April 27, 1993, between the
              Company and First Marathon Securities Limited.(2) .......................
  10.12       Demand Note and Grant of Warrant to Robert Friedland,
              dated April 28, 1993.(2) ................................................
  10.13       Amended and Restated Option Agreement between the Company
              and Robert Briskman.(2) .................................................
  10.14       Demand Note and Grant of Warrant to Robert Friedland,
              dated October 13, 1993.(2) ..............................................
  10.15.1     Launch Reservation Agreement, dated September 20, 1993,
              between the Company and Arianespace.(7) .................................
  10.15.2     Modification of Launch Reservation Agreement, dated
              April 1, 1994, between the Company and Arianespace.(3) ..................
  10.15.3     Second Modification of Launch Reservation Agreement, dated
              August 10, 1994, between the Company and Arianespace.(8) ................
  10.16       Option Agreement, effective as of October 16, 1991,
              between the Company and Charles Dalfen.(2) ..............................


EXHIBIT                                                                                    PAGE
NUMBER                        DESCRIPTION                                                   NO.
- - -------                       -----------                                                  -----
  10.17       Option Agreement, effective as of October 16, 1992,
              between the Company and Charles Dalfen.(2) ...............................
  10.18.1     Employment and Noncompetition Agreement between the
              Company and David Margolese.(9) ..........................................
  10.18.2     First Amendment to Employment Agreement between the
              Company and David Margolese.(6) ..........................................
  10.19.1     Employment and Noncompetition Agreement between the
              Company and Robert Briskman.(10) .........................................
  10.19.2     First Amendment to Employment Agreement between the
              Company and Robert Briskman.(6) ..........................................
  10.20       Registration Agreement, dated January 2, 1994, between the
              Company and M.A. Rothblatt and B.A. Rothblatt.(2) ........................
  10.21       1994 Stock Option Plan.(2) ...............................................
  10.22       Amended and Restated 1994 Directors' Nonqualified Stock
              Option Plan.(15)  ........................................................
  10.23       Form of Lock-Up Agreement executed by certain holders of
              the Company's Common Stock.(6) ...........................................
  10.24       Option Agreement, dated as of October 21, 1992, between
              the Company and Batchelder & Partners, Inc.(11) ..........................
  10.25       Settlement Agreement, dated as of February 2, 1994,
              between the Company and New World Sky Media Inc. and Bryan Kim.(2) .......
  10.26.1     Employment and Noncompetition Agreement between the
              Company and Margaret E. Grayson.(12) .....................................
  10.26.2     First Amendment to Employment Agreement between the
              Company and Margaret E. Grayson.(6) ......................................
  10.26.3     Second Amendment to Employment Agreement between the
              Company and Margaret E. Grayson.(6) ......................................
  10.27       Settlement Agreement, dated as of April 1, 1994, among the
              Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc.(3) ..............
  10.28.1     Demand Note, dated April 19, 1994, in favor of David
              Margolese.(13) ...........................................................
  10.28.2     Note, dated June 30, 1994, in favor of David Margolese.(8) ...............
  10.29       Demand Note, dated April 19, 1994, between the Company and
              D. Friedland.(6)  ........................................................
  10.30.1     Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6) ........
  10.30.2     Security Agreement, dated July 5, 1994, between the
              Company and Jobrenco Limited.(6) .........................................
  10.31       Placement Agreement, dated April 27, 1993, between the
              Company and First Marathon Securities Limited.(6) ........................
  10.32       Letter of Understanding, dated December 3, 1993, between
              the Company and The Seidler Companies Incorporated.(6) ...................
  10.33       Form of Subscription Agreement among First Marathon
              Securities Limited and Canadian Purchasers.(1) ...........................
  10.34       Form of Subscription Agreement among First Marathon
              Securities Limited and Non-U.S. and Non-Canadian Purchasers.(1) ..........
  10.35       Form of Underwriting Agreement (see Exhibit 1.1) .........................
  10.36       Letter Agreement, dated January 13, 1995, between the Company and Brenner Securities.(14) ..............................................
  10.37       1995 Stock Compensation Plan.(15) ........................................
  11.1        Computation of net loss per share ........................................
  27.1        Financial Data Schedule ..................................................

- - -------------

** Portions of these exhibits have been omitted pursuant to an Application for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(1)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 5, filed September 8, 1994, to the Registrant's Registration Statement No. 33-74782 M Form S-1 filed with the Commission on
     February 2, 1994.
(2) Incorporated by reference to the same-numbered exhibit to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(3)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 2, filed with the Commission on April 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(4)  Incorporated by reference to the same-numbered exhibit to Amendment
     No. 5, filed with the Commission on September 8, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(5) Incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.

(6) Incorporated by reference to the same-numbered exhibit to Amendment No. 5, filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(7) Incorporated by reference to Exhibit No. 10.15 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(8) Incorporated by reference to the same-numbered exhibit to Amendment No. 4, filed with the Commission on August 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994
(9) Incorporated by reference to Exhibit No. 10.18 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(10) Incorporated by reference to Exhibit No. 10.19 to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(11) Incorporated by reference to Exhibit No. 1, filed with the Commission on March 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(12) Incorporated by reference to Exhibit No. 10.26 to Amendment No. 2, filed with the Commission on April 13, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(13) Incorporated by reference to Exhibit No. 10.28 to Amendment No. 3 filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(14) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-24710.
(15) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.