Form 10-Q
period 1996-06-30
CD RADIO INC
filed 1996-08-13
CIK 908937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1996

Commission file number   0-24710
                         -------

                                 CD RADIO INC.

- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                                                  52-1700207
- --------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of                                                          (I.R.S. Employer
Incorporation or Organization)                                                            Identification No.)

SIXTH FLOOR, 1001 22ND STREET, N.W., WASHINGTON, D.C.                                     20037
- -------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                 (Zip Code)

Registrant's Telephone Number, Including Area Code:                                       202-296-6192


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
             -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 1996.


                   Class                                                              Outstanding
                   -----                                                              -----------
         COMMON STOCK, $.001 PAR VALUE                                                 9,459,760

                                CD RADIO INC.

                       (A DEVELOPMENT STAGE ENTERPRISE)


                                    INDEX


Part I - Financial Information


Item 1.     Financial Statements (unaudited)
                                                                                                    Page
            Consolidated Statements of Operations (unaudited) for the three                           1
               and six month periods ended June 30, 1996 and 1995 and for the period May 17, 1990 (date of inception) to June 30, 1996


            Consolidated Balance Sheets as of June 30, 1996 (unaudited)                               2
               and December 31, 1995


            Consolidated Statements of Cash Flows (unaudited) for the six                             3
               month periods ended June 30, 1996 and 1995 and for the
               period May 17, 1990 (date of inception) to June 30, 1996


            Notes to Consolidated Financial Statements (unaudited)                                    4


Item 2.     Management's Discussion and Analysis of Results of                                        5
               Operations and Financial Condition


Part II - Other Information                                                                           8

Item 5.     Other Information                                                                         8

Item 6.     Exhibits and Reports on Form 8K                                                           8

Index to Exhibits                                                                                    13

Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                               Three months ended                    Six months ended               For the period
                                           --------------------------           ---------------------------           May 17,1990
                                           June 30,          June 30,           June 30,           June 30,      (date of inception)
                                             1996              1995               1996               1995                1996
                                           --------          --------           --------           --------      -------------------
Revenue                                   $       -        $       -        $          -         $        -        $          -

Expenses:
       Legal, consulting and
         regulatory fees                     347,495          220,020            575,169            408,939           6,242,042
       Other general and administrative      330,151          296,059            611,832            553,169           6,913,847
       Research and development               24,576           31,408             52,477             57,699           1,851,533
       Write-off of investment in
          Sky-Highway Radio Corp.                  -                -                -                   -            2,000,000
                                          ----------       ----------       ------------         ----------        ------------
            Total expenses                   702,222          547,487          1,239,478          1,019,807          17,007,422
                                          ----------       ----------       ------------         ----------        ------------


Other income (expense)
       Interest income                        20,099           36,385             45,389             80,508             261,250
       Interest expense                       (4,903)          (4,960)            (9,820)            (9,799)           (163,002)
                                          ----------       ----------       ------------         ----------        ------------
                                              15,196           31,425             35,569             70,709              98,248
                                          ----------       ----------       ------------         ----------        ------------
Net loss                                  $ (687,026)      $ (516,062)      $ (1,203,909)        $ (949,098)       $(16,909,174)
                                          ==========       ==========       ============         ==========        ============


Net loss per common share                 $    (0.07)      $    (0.06)      $      (0.13)        $    (0.10)       $      (2.44)
                                          ==========       ==========       ============         ==========        ============
Weighted average common shares
       and common share equivalents
       outstanding                         9,322,471        9,198,960          9,385,781          9,198,960           7,308,750
                                          ==========       ==========       ============         ==========        ============






 The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       June 30,                   December 31,
                                                                         1996                         1995
                                                                     -----------                  ------------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                      $   1,371,444               $   1,799,814
     Prepaid expense and other                                              4,068                       8,781
                                                                    -------------               -------------
       Total current assets                                             1,375,512                   1,808,595
                                                                    -------------               -------------
Property and equipment, at cost:
     Technical equipment                                                  254,200                     254,200
     Office equipment and other equipment                                  89,220                      89,220
     Demonstration equipment                                               38,664                      38,664
                                                                    -------------               -------------
                                                                          382,084                     382,084
     Less accumulated depreciation                                       (187,383)                   (160,498)
                                                                    -------------               -------------
                                                                          194,701                     221,586
Deposits                                                                  303,793                     303,793
                                                                    -------------               -------------
       Total Assets                                                 $   1,874,006               $   2,333,974
                                                                    =============               =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $      59,119               $      46,521
     Other                                                                 23,384                      20,716
                                                                    -------------               -------------
       Total current liabilities                                           82,503                      67,237

Loan from officer                                                         240,000                     240,000
Deferred rent and other                                                    65,112                      35,967
                                                                    -------------               -------------
       Total liabilities                                                  387,615                     343,204
                                                                    -------------               -------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; none issued or outstanding                          -                           -
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 9,450,260 and 9,305,760 shares issued
       and outstanding at June 30, 1996 and December 31,
       1995, respectively                                                   9,450                       9,306
     Additional paid-in capital                                        18,546,115                  18,006,729
     Deficit accumulated during the development stage                 (16,909,174)                (15,705,265)
     Deferred compensation on stock options granted                      (160,000)                   (320,000)
                                                                    -------------               -------------
       Total stockholders' equity                                       1,486,391                   1,990,770
                                                                    -------------               -------------
     Total liabilities and stockholders' equity                     $   1,874,006               $   2,333,974
                                                                    =============               =============

 The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                               For the period
                                                                          Six months ended                       May 17,1990
                                                                    ----------------------------             (date of inception)
                                                                    June 30,            June 30,                  to June 30,
                                                                      1996                1995                        1996
                                                                    --------            --------              ------------------
Cash flows from operating activities:
     Net loss                                                     $ (1,203,909)        $  (949,098)                $(16,909,174)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                 26,885              28,649                      198,082
          Write off of investment in Sky-Highway Radio Corp.                 -                   -                    2,000,000
          Compensation expense in connection with
               issuance of stock options                               160,000             160,000                    1,555,500
          Common stock issued for services rendered                    222,731                   -                      570,014
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expense and other                                      4,713              (2,749)                      (4,068)
          Due to related party                                               -                  -                       350,531
          Deposits                                                           -                  -                      (303,793)
          Accounts payable and accrued expenses                         57,405             (76,641)                     179,165
          Other liabilities                                            (12,995)              3,342                       43,688
                                                                  ------------         -----------                -------------
            Net cash used in operating activities                     (745,170)           (836,497)                 (12,320,055)
                                                                  ------------         -----------                -------------
Cash flows from investing activities:
     Capital expenditures                                                    -             (13,824)                    (392,783)
     Acquisition of Sky-Highway Radio Corp.                                  -                  -                    (2,000,000)
                                                                  ------------         -----------                -------------
            Net cash used in investing activities                                          (13,824)                  (2,392,783)
                                                                  ------------         -----------                -------------
Cash flows from financing activities:
     Proceeds from issuance of units and common stock                        -                  -                    14,557,482
     Proceeds from exercise of stock options by
      Company Officer                                                  105,000                  -                       105,000
     Proceeds from exercise of stock warrants                          211,800                  -                       211,800
     Proceeds from issuance of promissory notes                              -                  -                       200,000
     Proceeds from issuance of promissory notes to
         related parties                                                     -                  -                     2,965,000
     Repayment of promissory note                                            -                  -                      (200,000)
     Repayment of promissory notes to related parties                        -                  -                    (2,195,000)
     Loan from officer                                                       -                  -                       440,000
     Deferred offering costs                                                 -                  -                             -
                                                                  ------------         -----------                -------------
            Net cash provided by financing activities                  316,800                  -                    16,084,282
                                                                  ------------         -----------                -------------
Net increase (decrease) in cash and cash equivalents                  (428,370)           (850,321)                   1,371,444
Cash and cash equivalents at the beginning of period                 1,799,814           3,400,261                            -
                                                                  ------------         -----------                -------------
Cash and cash equivalents at the end of period                    $  1,371,444         $ 2,549,940                $   1,371,444
                                                                  ============         ===========                =============
Supplemental disclosure of cash information:
     Cash paid during the period for interest                     $          -         $         -                $      40,063
                                                                  ============         ===========                =============
Supplemental disclosure of non-cash financing activities:
    Common stock issued in satisfaction of notes
       payable to related parties, including
       accrued interest                                           $          -         $         -                $     998,452
                                                                  ============         ===========                =============
    Common stock issued in satisfaction of due to
       related parties including accrued interest                 $          -         $         -                $     409,390
                                                                  ============         ===========                =============
    Common stock issued in satisfaction of
       commissions payable                                        $          -         $         -                $      20,000
                                                                  ============         ===========                =============


 The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



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

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for CD Radio, initiation of discussions with radio manufacturers and automakers, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards and specifications, development of a mobile demonstration program and securing adequate working capital. The Company has been unprofitable to date and expects to continue to incur substantial losses through at least the first full year of CD Radio service. Since its inception, the Company has not derived any revenues from operations and does not expect to generate any revenues from operations prior to the commencement of CD Radio, which is not expected to occur before the first half of 1999. In order to commence CD Radio service, the Company will require an FCC license (the FCC License) and substantial additional funds to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations.

         In June 1994, the Company undertook measures to reduce the Company's cash requirements prior to the receipt of the FCC License. As a result of these efforts, the Company's cash operating expenses, net of cash received from interest income, was $414,000 for the three months ended June 30, 1996. The Company received $237,000 in the quarter in connection with the exercise of stock options and warrants. In the absence of the FCC License, the Company believes that its working capital is sufficient to fund planned operations through the first quarter of 1997. There can be no assurance that the Company's actual cash requirements will not exceed its anticipated pre-License cash requirements, that additional cash requirements will not arise or that additional financing will not be required prior to the receipt of the FCC License.


RESULTS OF OPERATIONS

         The Company recorded net losses of $1,204,000 and $949,000 for the six months ended June 30, 1996 and 1995, respectively, and $687,000 and $516,000 for the three months ended June 30, 1996 and 1995, respectively. The Company's total operating expenses were $1,239,000 and $1,020,000 for the six months ended June 30, 1996 and 1995, respectively, and were $702,000 for the three months ended June 30, 1996 compared to $547,000 for the three months ended June 30, 1995. These levels of expenditures reflect reduced Company activity and are expected to remain at relatively low levels until the FCC License is received.

         Legal, consulting and regulatory fees increased for the six months ended June 30, 1996 to $575,000 from $409,000 for the six months ended June 30, 1995 and were $347,000 and $220,000 for the three months ended June 30 , 1996 and 1995, respectively. The increase was the result of a rise in regulatory activity during the second quarter of 1996.

         Research and development costs were $52,000 and $58,000 for the six months ended June 30, 1996 and 1995, respectively, and $25,000 and $31,000 for the three months ended June 30, 1996 and 1995, respectively. This level of research and development cost was the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the six months ended June 30, 1996 to $612,000 from $553,000 for the six months ended June 30, 1995, and were $330,000 and $296,000 for the three month periods end June 30, 1996 and 1995, respectively. General and administrative expenses continue to remain at a low level due to a focused effort to reduce costs until such time as the Company receives the FCC License. The Company also incurred a non-cash charge of $160,000 for the six month periods ended June 30, 1996 and 1995, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

         The decrease of interest income to $45,000 for the six months ended June 30, 1996, from $81,000 in the six months ended June 30, 1995, and to $20,000 from $36,000 for the three month periods ended June 30, 1996 and 1995, respectively, was the result of a higher average cash balance during the first half of 1995. The cash and cash equivalents on hand were originally obtained from the Company's initial public offering in September of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had working capital of approximately $1,293,000, compared to $1,741,000 at December 31, 1995. The reduction in working capital represents the Company's use of cash for operating expenses during 1996. The working capital was primarily obtained in the initial public offering on September 20, 1994 which resulted in net cash proceeds of $4.4 million, including the exercise of the underwriters' over-allotment option.

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

         The Company estimates that upon receipt of the FCC License (assuming that the FCC License is received in the second half of 1996 and that the Effective Date occurs upon receipt of the FCC License) it will require cash in the aggregate amount of $70 million, $181 million and $228 million in the first, second and third years, respectively, following receipt of the FCC License to fund the construction and launch of the Company's satellites, the commencement of CD Radio and to provide cash reserves for the first year of service.

         The Company believes that it is likely that the FCC will choose to auction any S-band spectrum that may be allocated to satellite radio. The Company's estimated cash requirements, however, do not include any amounts that the Company may be required to pay to receive an FCC License in the event that the FCC determines to auction any spectrum that may be allocated. There can be no assurance that the Company would be a successful bidder in any FCC auction of S-band spectrum, and the Company is unable to predict the amount that the Company may be required to pay to receive an FCC License if the Company were a successful bidder at any such auction.

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

         The Company's estimates of its cash requirements are forward looking statements that involve a number of risks and uncertainties. Such estimates assume that the FCC License is received by the second half of 1996, that the Effective Date occurs upon receipt of the FCC License and that operation of CD Radio commences in the first half of 1999, and do not include the price that the Company may be required to pay to receive the FCC License in the event that the Company is a successful bidder in an FCC auction of S-band spectrum. Actual amounts may exceed this estimate, and delays may occur due to a variety of causes. Cash requirements assume equity financing and therefore do not include interest payments. The Company's actual future cash requirements will depend upon numerous factors, including the costs associated with the construction and deployment of the satellite system and the rate of growth of its business subsequent to commencing service. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses, or if the FCC applies auction requirements to the FCC License.

         The Company anticipates funding its projected cash requirements through the completion of additional debt and equity financings. The Company does not have its financing commitments in place and there can be no assurance that the Company will be able to obtain financing on favorable terms, if at all, or that it will be able to do so on a timely basis.

                                    PART II.

                               OTHER INFORMATION

Item 5.         Other Information

                     On August 2, 1996, a bill was introduced before the House
                of Representatives of the Congress of the United States that would, among other things, terminate the authority of the Federal Communications Commission to provide preferential treatment in licensing procedures under the pioneer preference program. There can be no assurance that the proposed legislation will be enacted in its present form or at all, and the Company is unable to predict the effect that such enactment would have upon the Company.

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibits:

EXHIBIT
NUMBER                                             DESCRIPTION
- ------                                             -----------
3.1          Amended and Restated Certificate of Incorporation.(2)
3.2          Amended and Restated By-Laws.(2)
4.1          Description of Capital Stock contained in the Amended and Restated Certificate of Incorporation (see Exhibit 3.1).(2)
4.2          Description of Rights of Security Holders contained in the Amended and Restated Bylaws   (see Exhibit 3.2).(2)
4.3          Form of Certificate for Shares of Common Stock.(3)
4.4          Form of Common Stock Purchase Warrant Agreement between the Company and Continental Stock Transfer and Trust
             Company.(4)
4.5          Form of Common Stock Purchase Warrant Certificate.(4)
4.6          Form of Representatives' Warrant Agreement among the Company, First Marathon (U.S.A.) Inc., First Marathon Securities
             Limited and Continental Stock Transfer and
             Trust Company.(4)
4.7          Form of Representatives' Warrant Certificate.(4)
10.1         Option Agreement, dated January 23, 1992, between the Company and New World Sky Media.(2)
10.2.1       Agreement, dated May 22, 1992, between Ivanhoe Capital Corporation and the Company.(2)
10.2.2       Termination of Ivanhoe Agreement, dated January 2, 1994.(2)
10.3         Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the
             Company.(2)
10.4         Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc.(2)
10.5.1       Employment Agreement, dated January 29, 1993, between the Company and Richard Cooperman.(5)
10.5.2       Agreement, dated June 20, 1994, between the Company and Richard Cooperman. (6)
10.6         Proprietary Information and Non-Competition Agreement, dated February 1, 1993, for Richard Cooperman.(2)
10.7         Option and Purchase Agreement, dated February 2, 1993, between the Company and Charles W. Ergen and David M.
             Drucker.(2)

EXHIBIT
NUMBER                                             DESCRIPTION
- ------                                             -----------
10.8.1       Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert Briskman.(2)
10.8.2       Amendment No. 1 to Proprietary Information and Non-Competition Agreement  between the Company and Robert Briskman.(2)
**10.9.1     Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral and the Company.(2)
**10.9.2     Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between Space Systems/Loral and the
             Company.(2)
**10.9.3     Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between Space Systems/Loral and the
             Company.(3)
10.9.4       Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between Space Systems/Loral, Inc. and the Company.(15)
10.10        Assignment of Technology Agreement, dated April 15, 1993, between Robert  Briskman and the Company.(2)
10.11        Agency Agreement, dated April 27, 1993, between the Company and First Marathon   Securities Limited.(2)
10.12        Demand Note and Grant of Warrant to Robert Friedland, dated April 28, 1993.(2)
10.13        Amended and Restated Option Agreement between the Company and Robert Briskman.(2)
10.14        Demand Note and Grant of Warrant to Robert Friedland, dated October 13, 1993.(2)
10.15.1      Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace.(7)
10.15.2      Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace.(3)
10.15.3      Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace.(8)
10.16        Option Agreement, effective as of October 16, 1991, between the Company and Charles Dalfen.(2)
10.17        Option Agreement, effective as of October 16, between the Company and Charles Dalfen.(2)
10.18.1      Employment and Noncompetition Agreement between the Company and David Margolese.(9)
10.18.2      First Amendment to Employment Agreement between the Company and David Margolese.(6)
10.19.1      Employment and Noncompetition Agreement between the Company and Robert Briskman. (10)
10.19.2      First Amendment to Employment Agreement between the Company and Robert Briskman.(6)
10.20        Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt.(2)
10.21        1994 Stock Option Plan.(2)
10.22        Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.(15)
10.23        Form of Lock-Up Agreement executed by certain holders of the Company's Common
             Stock. (6)
10.24        Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.(11)
10.25        Settlement Agreement, dated as of February 2, 1994, between the Company and New World Sky Media Inc. and Bryan Kim.(2)
10.26.1      Employment and Noncompetition Agreement between the Company and Margaret E. Grayson.(12)
10.26.2      First Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
10.26.3      Second Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
10.27        Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt,
             B.A. Rothblatt and Marcor, Inc.(3)
10.28.1      Demand Note, dated April 19, 1994, in favor of David Margolese.(13)

EXHIBIT
NUMBER                                             DESCRIPTION
- ------                                             -----------
10.28.2      Note, dated June 30, 1994, in favor of David Margolese.(8)
10.29        Demand Note, dated April 19, 1994, between the Company and D. Friedland.(6)
10.30.1      Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6)
10.30.2      Security Agreement, dated July 5, 1994, between the Company and Jobrenco Limited.(6)
10.31        Placement Agreement, dated April 27, 1993, between the Company and First Marathon Securities Limited.(6)
10.32        Letter of Understanding, dated December 3, 1993, between the Company and The Seidler Companies Incorporated.(6)
10.33        Form of Subscription Agreement among First Marathon Securities Limited and Canadian Purchasers.(1)
10.34        Form of Subscription Agreement among First Marathon Securities Limited and Non-U.S. and Non-Canadian Purchasers.(1)
10.35        Form of Underwriting Agreement (see Exhibit 1.1)
10.36        Letter Agreement, dated January 13, 1995, between the Company and Brenner Securities.(15)
10.37        1995 Stock Compensation Plan.(15)
11.1         Computation of net loss per share
27.1         Financial Data Schedule

- -----------

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

(11) Incorporated by reference to Exhibit No. 1, filed with the Commission on March 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(12) Incorporated by reference to Exhibit No. 10.26 to Amendment No. 2, filed with the Commission on April 13, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(13) Incorporated by reference to Exhibit No. 10.28 to Amendment No. 3 filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(14) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-24710.
(15) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0.24710.


      (b)    Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter for which this Report is filed.

                                  SIGNATURES



Pursuant to the requirements of the Securites Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CD RADIO INC.
                                             (Registrant)



Date: August 9, 1996                        /s/ David Margolese
                                            ----------------------------------
                                            Chairman and
                                            Chief Executive Officer
                                            (Duly authorized officer and
                                             principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT                                                                                                        PAGE
NUMBER                                             DESCRIPTION                                                 NUMBER
- ------                                             -----------                                                 ------
3.1        Amended and Restated Certificate of Incorporation.(2)
3.2        Amended and Restated By-Laws.(2)
4.1        Description of Capital Stock contained in the Amended and Restated Certificate of Incorporation
           (see Exhibit 3.1).(2)
4.2        Description of Rights of Security Holders contained in the Amended and Restated Bylaws
           (see Exhibit 3.2).(2)
4.3        Form of Certificate for Shares of Common Stock.(3)
4.4        Form of Common Stock Purchase Warrant Agreement between the Company and Continental Stock
           Transfer and Trust Company.(4)
4.5        Form of Common Stock Purchase Warrant Certificate.(4)
4.6        Form of Representatives' Warrant Agreement among the Company, First Marathon (U.S.A.) Inc.,
           First Marathon Securities
           Limited and Continental Stock Transfer andTrust Company.(4)
4.7        Form of Representatives' Warrant Certificate.(4)
10.1       Option Agreement, dated January 23, 1992, between the Company and New World Sky Media.(2)
10.2.1     Agreement, dated May 22, 1992, between Ivanhoe Capital Corporation and the Company.(2)
10.2.2     Termination of Ivanhoe Agreement, dated January 2, 1994.(2)
10.3       Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited
           Partnership and the Company.(2)
10.4       Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc.(2)
10.5.1     Employment Agreement, dated January 29, 1993, between the Company and Richard Cooperman.(5)
10.5.2     Agreement, dated June 20, 1994, between the Company and Richard Cooperman. (6)
10.6       Proprietary Information and Non-Competition Agreement, dated February 1, 1993, for Richard
           Cooperman.(2)
10.7       Option and Purchase Agreement, dated February 2, 1993, between the Company and Charles W. Ergen and David M. Drucker.(2)
10.8.1     Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert
           Briskman.(2)
10.8.2     Amendment No. 1 to Proprietary Information and Non-Competition Agreement  between the Company and Robert Briskman.(2)
**10.9.1   Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral and the
           Company.(2)
**10.9.2   Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between Space
           Systems/Loral and the Company.(2)
**10.9.3   Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between Space
           Systems/Loral and the Company.(3)
10.9.4     Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between Space
           Systems/Loral, Inc. and the Company.(15)
10.10      Assignment of Technology Agreement, dated April 15, 1993, between Robert Briskman and the
           Company.(2)
10.11      Agency Agreement, dated April 27, 1993, between the Company and First Marathon Securities
           Limited.(2)
10.12      Demand Note and Grant of Warrant to Robert Friedland, dated April 28, 1993.(2)
10.13      Amended and Restated Option Agreement between the Company and Robert  Briskman.(2)
10.14      Demand Note and Grant of Warrant to Robert Friedland, dated October 13, 1993.(2)
10.15.1    Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace.(7)
10.15.2    Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and
           Arianespace.(3)
10.15.3    Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace.(8)

                               INDEX TO EXHIBITS


EXHIBIT                                                                                                        PAGE
NUMBER                                           DESCRIPTION                                                   NUMBER
- ------                                           -----------                                                   ------
10.16      Option Agreement, effective as of October 16, 1991, between the Company and Charles Dalfen.(2)
10.17      Option Agreement, effective as of October 16, between the Company and Charles Dalfen.(2)
10.18.1    Employment and Noncompetition Agreement between the Company and David Margolese.(9)
10.18.2    First Amendment to Employment Agreement between the Company and David Margolese.(6)
10.19.1    Employment and Noncompetition Agreement between the Company and Robert Briskman. (10)
10.19.2    First Amendment to Employment Agreement between the Company and Robert Briskman.(6)
10.20      Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and
           B.A. Rothblatt.(2)
10.21      1994 Stock Option Plan.(2)
10.22      Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.(15)
10.23      Form of Lock-Up Agreement executed by certain holders of the Company's Common Stock. (6)
10.24      Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.(11)
10.25      Settlement Agreement, dated as of February 2, 1994, between the Company and New World Sky Media
           Inc. and Bryan Kim.(2)
10.26.1    Employment and Noncompetition Agreement between the Company and Margaret E. Grayson.(12)
10.26.2    First Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
10.26.3    Second Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
10.27      Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A.
           Rothblatt and Marcor, Inc.(3)
10.28.1    Demand Note, dated April 19, 1994, in favor of David Margolese.(13)
10.28.2    Note, dated June 30, 1994, in favor of David Margolese.(8)
10.29      Demand Note, dated April 19, 1994, between the Company and D. Friedland.(6)
10.30.1    Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6)
10.30.2    Security Agreement, dated July 5, 1994, between the Company and Jobrenco Limited.(6)
10.31      Placement Agreement, dated April 27, 1993, between the Company and First Marathon Securities
           Limited.(6)
10.32      Letter of Understanding, dated December 3, 1993, between the Company and The Seidler Companies
           Incorporated.(6)
10.33      Form of Subscription Agreement among First Marathon Securities Limited and Canadian
           Purchasers.(1)
10.34      Form of Subscription Agreement among First Marathon Securities Limited and Non-U.S. and
           Non-Canadian Purchasers.(1)
10.35      Form of Underwriting Agreement (see Exhibit 1.1)
10.36      Letter Agreement, dated January 13, 1995, between the Company and Brenner Securities.(15)
10.37      1995 Stock Compensation Plan.(15)
11.1       Computation of net loss per share
27.1       Financial Data Schedule

- -----------

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

(5) Incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(6) Incorporated by reference to the same-numbered exhibit to Amendment No. 5, filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(7)  Incorporated by reference to Exhibit No. 10.15 to the Registrant's
     Registration   Statement No. 33-74782 on Form S-1 filed with the
     Commission on February 2, 1994.
(8) Incorporated by reference to the same-numbered exhibit to Amendment No. 4, filed with the Commission on August 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994
(9) Incorporated by reference to Exhibit No. 10.18 to the Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(10) Incorporated by reference to Exhibit No. 10.19 to Registrant's Registration Statement No. 33-74782 on Form S-1 filed with the Commission on February 2, 1994.
(11) Incorporated by reference to Exhibit No. 1, filed with the Commission on March 14, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(12) Incorporated by reference to Exhibit No. 10.26 to Amendment No. 2, filed with the Commission on April 13, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(13) Incorporated by reference to Exhibit No. 10.28 to Amendment No. 3 filed with the Commission on August 2, 1994, to Registrant's Registration Statement No. 33-74782 on Form S-1 as filed with the Commission on February 2, 1994.
(14) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-24710.
(15) Incorporated by reference to the same-numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0.24710.