Form 10-Q
period 1996-09-30
CD RADIO INC
filed 1996-11-14
CIK 908937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996

Commission file number   0-24710


                                 CD RADIO INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in Its Charter)



DELAWARE                                                52-1700207
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


SIXTH FLOOR, 1001 22ND STREET, N.W., WASHINGTON, D.C.   20037
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:     202-296-6192


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 1996.

            Class                                   Outstanding
            -----                                   -----------
  COMMON STOCK, $.001 PAR VALUE                      10,184,748

                                 CD RADIO INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)


                                     INDEX


Part I - Financial Information


Item 1.  Financial Statements (unaudited)
                                                                                                   Page


         Consolidated Statements of Operations (unaudited) for the three and                         1
            nine month periods ended September 30, 1996 and 1995 and for the period May 17, 1990 (date of inception) to September 30, 1996


         Consolidated Balance Sheets as of September 30, 1996 (unaudited)                            2
            and December 31, 1995


         Consolidated Statements of Cash Flows (unaudited) for the nine                              3
            month periods ended September 30, 1996 and 1995 and for the period May 17, 1990 (date of inception) to September 30, 1996


         Notes to Consolidated Financial Statements (unaudited)                                      4


Item 2.  Management's Discussion and Analysis of Results of                                          5
         Operations and Financial Condition


Part II - Other Information                                                                          8

Item 5.  Other Information                                                                           8

Item 6.  Exhibits and Reports on Form 8K                                                             8

Signatures                                                                                          12

Index to Exhibits                                                                                   13

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                                 For the Period
                                              Three Months Ended                   Nine Months Ended              May 17, 1990
                                        ------------------------------      ------------------------------    (Date of Inception)
                                        September 30,     September 30,     September 30,     September 30,     to September 30,
                                            1996              1995              1996              1995                1996
                                        -------------     -------------     -------------     -------------     ----------------
Revenue                                  $    -            $    -            $     -           $     -            $      -

Expenses:
   Legal, consulting and
     regulatory fees                        372,137           405,427            978,521           814,366           6,645,394
   Other general and administrative         285,259           289,058            865,743           842,227           7,167,758
   Research and development                  24,176            37,079             76,781            94,778           1,875,837
   Write-off of investment in
     Sky-Highway Radio Corp.                  -                 -                  -                 -               2,000,000
                                         ----------        ----------        -----------       -----------        ------------
        Total expenses                      681,572           731,564          1,921,045         1,751,371          17,688,989
                                         ----------        ----------        -----------       -----------        ------------
Other income (expense)
   Interest income                           17,447            31,065             62,836           111,573             278,697
   Interest expense                          (3,363)           (4,999)           (13,183)          (14,799)           (166,365)
                                         ----------        ----------        -----------       -----------        ------------
                                             14,084            26,066             49,653            96,774             112,332
                                         ----------        ----------        -----------       -----------        ------------
Net loss                                 $ (667,488)       $ (705,498)       $(1,871,392)      $(1,654,597)       $(17,576,657)
                                         ==========        ==========        ===========       ===========        ============

Net loss per common share                $    (0.07)       $    (0.08)       $     (0.20)      $     (0.18)       $      (2.50)
                                         ==========        ==========        ===========       ===========        ============
Weighted average common shares
   and common share equivalents
   outstanding                            9,405,677         9,219,949          9,440,913         9,206,034           7,397,321
                                         ==========        ==========        ===========       ===========        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              September 30,     December 31,
                                                                  1996              1995
                                                              ------------      ------------
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                  $  4,942,251      $  1,799,814
   Receivable from shareholders                                    461,700             -
   Prepaid expense and other                                        44,422             8,781
                                                              ------------      ------------
      Total current assets                                       5,448,373         1,808,595
                                                              ------------      ------------
Property and equipment, at cost:
   Technical equipment                                             254,200           254,200
   Office equipment and other equipment                             89,220            89,220
   Demonstration equipment                                          38,664            38,664
                                                              ------------      ------------
                                                                   382,084           382,084
   Less accumulated depreciation                                  (200,388)         (160,498)
                                                              ------------      ------------
                                                                   181,696           221,586
Deposits                                                           303,793           303,793
                                                              ------------      ------------
        Total Assets                                          $  5,933,862      $  2,333,974
                                                              ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                      $    146,981      $     46,521
   Loan from officer                                               240,000             -
   Other                                                            21,069            20,716
                                                              ------------      ------------
        Total current liabilities                                  408,050            67,237

Loan from officer                                                    -               240,000
Deferred rent and accrued interest                                  65,503            35,967
                                                              ------------      ------------
        Total liabilities                                          473,553           343,204
                                                              ------------      ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 10,000,000 shares
     authorized; none issued or outstanding
   Common stock, $0.001 par value; 50,000,000 shares
     authorized; 10,203,308 and 9,305,760 shares issued
     and outstanding at September 30, 1996 and
     December 31, 1995, respectively                                10,203             9,306
   Additional paid-in capital                                   23,106,763        18,006,729
   Deficit accumulated during the development stage            (17,576,657)      (15,705,265)
   Deferred compensation on stock options granted                  (80,000)         (320,000)
                                                              ------------      ------------
        Total stockholders' equity                               5,460,309         1,990,770

   Total liabilities and stockholders' equity                 $  5,933,862      $  2,333,974
                                                              ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      For the Period
                                                                         Nine Months Ended             May 17, 1990
                                                                  -------------------------------   (Date of Inception)
                                                                  September 30,     September 30,     to September 30,
                                                                       1996              1995               1996
                                                                  -------------     -------------     ---------------
Cash flows from operating activities:
   Net loss                                                       $(1,871,392)      $(1,654,597)       $(17,576,657)
   Adjustments to reconcile net loss to net
     cash used in development stage activities:
       Depreciation and amortization                                   39,890            43,121             211,087
       Write off of investment in Sky-Highway Radio Corp.               -                 -               2,000,000
       Compensation expense in connection with
          issuance of stock options                                   240,000           240,000           1,635,500
       Common stock issued for services rendered                      406,844             -                 754,127
    Increase (decrease) in cash and cash equivalents
      resulting from changes in assets and liabilities:
       Prepaid expense and other                                      (35,642)              520             (44,423)
       Due to related party                                             -                 -                 350,531
       Deposits                                                         -                 -                (303,793)
       Accounts payable and accrued expenses                          100,460           123,625             222,220
       Other liabilities                                               29,889            (1,787)             86,572
                                                                  -----------       -----------        ------------
             Net cash used in development stage activities         (1,089,951)       (1,249,118)        (12,664,836)
                                                                  -----------       -----------        ------------
Cash flows from investing activities:
   Capital expenditures                                                 -               (13,824)           (392,783)
   Acquisition of Sky-Highway Radio Corp.                               -                 -              (2,000,000)
                                                                  -----------       -----------        ------------
             Net cash used in investing activities                      -               (13,824)         (2,392,783)
                                                                  -----------       -----------        ------------
Cash flows from financing activities:
   Proceeds from issuance of units and common stock                     -                 -              14,557,482
   Proceeds from exercise of stock options                            105,000             -                 105,000
   Proceeds from exercise of stock warrants                         4,127,388             -               4,127,388
   Proceeds from issuance of promissory notes                           -                 -                 200,000
   Proceeds from issuance of promissory notes to
     related parties                                                    -                 -               2,965,000
   Repayment of promissory note                                         -                 -                (200,000)
   Repayment of promissory notes to related parties                     -                 -              (2,195,000)
   Loan from officer                                                    -                 -                 440,000
                                                                  -----------       -----------        ------------
             Net cash provided by financing activities              4,232,388             -              19,999,870
                                                                  -----------       -----------        ------------
Net increase (decrease) in cash and cash equivalents                3,142,437        (1,262,942)          4,942,251
Cash and cash equivalents at the beginning of period                1,799,814         3,400,261               -
                                                                  -----------       -----------        ------------
Cash and cash equivalents at the end of period                    $ 4,942,251       $ 2,137,319        $  4,942,251
                                                                  ===========       ===========        ============
Supplemental disclosure of cash information:
   Cash paid during the period for interest                       $     -           $     -            $     40,063
                                                                  ===========       ===========        ============
Supplemental disclosure of non-cash financing activities:
   Common stock issued in satisfaction of notes
     payable to related parties, including
     accrued interest                                             $     -           $     -            $    998,452
                                                                  ===========       ===========        ============
Common stock issued in satisfaction of amounts due to
   related parties including accrued interest                     $     -           $     -            $    409,390
                                                                  ===========       ===========        ============
Common stock issued in satisfaction of
   commissions payable                                            $     -           $     -            $     20,000
                                                                  ===========       ===========        ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development and pursuing regulatory approval for CD Radio. The Company has been unprofitable to date and expects to continue to incur substantial losses through at least the first full year of CD Radio service. Since its inception, the Company has not derived any revenues from operations and does not expect to generate any revenues from operations prior to the commencement of CD Radio, which is not expected to occur before the first half of 1999. In order to commence CD Radio service, the Company will require an FCC license (the FCC License) and substantial additional funds to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations.


RESULTS OF OPERATIONS

         The Company recorded net losses of $1,872,000 and $1,655,000 for the nine months ended September 30, 1996 and 1995, respectively, and $667,000 and $705,000 for the three months ended September 30, 1996 and 1995, respectively. The Company's total operating expenses were $1,921,000 and $1,751,000 for the nine months ended September 30, 1996 and 1995, respectively, and were $682,000 for the three months ended September 30, 1996 compared to $732,000 for the three months ended September 30, 1995. These levels of expenditures reflect reduced Company activity and are expected to remain at relatively low levels until the FCC License is received.

         Legal, consulting and regulatory fees increased for the nine months ended September 30, 1996 to $979,000 from $814,000 for the nine months ended September 30, 1995 and were $372,000 and $405,000 for the three months ended September 30, 1996 and 1995, respectively. The increase in 1996 expenditures was the result of a rise in regulatory activity during the second quarter of 1996.

         Research and development costs were $77,000 and $95,000 for the nine months ended September 30, 1996 and 1995, respectively, and $24,000 and $37,000 for the three months ended September 30, 1996 and 1995, respectively. This level of research and development cost was the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the nine months ended September 30, 1996 to $866,000 from $842,000 for the nine months ended September 30, 1995, and were $285,000 and $289,000 for the three month periods ended September 30, 1996 and 1995, respectively. The Company incurred noncash charges of $240,000 in each of the nine month periods ended September 30, 1996 and 1995, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

         The decrease of interest income to $62,000 for the nine months ended September 30, 1996, from $112,000 in the nine months ended September 30, 1995, and to $17,000 from $31,000 for the three month periods ended September 30, 1996 and 1995, respectively, was the result of a higher average cash balance during 1995. The cash and cash equivalents on hand were originally obtained from the Company's initial public offering in September of 1994. During the three months ended September 30, 1996, the Company received $4.1 million from the exercise of outstanding warrants.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had working capital of approximately $5,040,000, compared to $1,741,000 at December 31, 1995. The Company received $4.1 million through the exercise of stock warrants through September 30, 1996, and received an additional $462,000 in October 1996.
Should the Company receive its FCC License, the Company will require substantial additional financing to complete the construction and launch of its satellite system and to fund at least the first full year of CD Radio service.

         The Company estimates that upon receipt of the FCC License it will require cash in the aggregate amount of $70 million, $181 million and $228 million in the first, second and third years, respectively, following receipt of the FCC License to fund the construction and launch of the Company's satellites, the commencement of CD Radio and to provide cash reserves for the first year of service.

         The Company believes that its working capital is sufficient to fund planned operations through the receipt of the FCC License. There can be no assurance, however, that the Company's actual cash requirements will not exceed its anticipated pre-FCC License cash requirements, that additional cash requirements will not arise or that additional financing will not be required prior to the receipt of the FCC License. Upon receipt of the FCC License, the Company intends to seek additional financing through further debt and equity financings. However, there can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. If such financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in commencement of its operations and increased costs.

         The Company believes that it is likely that the FCC will choose to auction the spectrum required for its satellite radio service. The Company's estimated cash requirements, however, do not include any amounts that the Company may be required to pay to receive an FCC License in the event that the FCC determines to auction such spectrum. There can be no assurance that the Company would be a successful bidder in any FCC auction of such spectrum, and the Company is unable to predict the amount that the Company may be required to pay to receive an FCC License if the FCC applies auction requirements and the Company receives the FCC License, whether through a Pioneer's Preference or by being a successful bidder in an auction.

         The Company's estimates of its cash requirements are forward-looking statements that involve a number of risks and uncertainties. Such estimates assume that the FCC License is received in the last quarter of 1996 or the first quarter of 1997, and that the operation of CD Radio commences in the second half of 1999, and do not include the price that the Company would have to pay for the FCC License if, as presently anticipated, the FCC subjects the FCC License to auction requirements. The Company's actual future cash requirements will depend upon numerous factors, including the costs associated with the construction and deployment of the satellite system and the rate of growth of its business subsequent to commencing service. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses, or to pay the cost of the FCC License if the FCC applies auction requirements to the FCC License as presently anticipated.

         The Company anticipates funding its projected cash requirements through the completion of additional equity financings. There can be no assurance that the Company will be able to obtain financing on favorable terms, if at all, or that it will be able to do so on a timely basis.

         In October 1996, the Company entered into a private placement agreement for the issuance of $62.5 million in 5% Delayed Convertible Preferred Stock, convertible to common stock at conversion prices based on discounts to future market prices. Closing the sale of Preferred Stock is subject to a number of conditions, including conditions relating to the Company's application for the FCC License, and the agreement contains certain limitations on the Company's use of proceeds and other corporate actions. There can be no assurance that the agreement will not be amended or terminated, or that any of the Preferred Stock will be sold pursuant thereto. These securities have not been registered under the Securities Act of 1933 or the securities laws of any state, and may not be offered or sold to any person unless registered or an exemption from registration is available.

PART II.

OTHER INFORMATION

Item 5.  Other Information

                 On August 2, 1996, a bill was introduced before the House of Representatives of the Congress of the United States that would, among other things, terminate the authority of the Federal Communications Commission to provide preferential treatment in licensing procedures under the pioneer preference program. This bill was not passed during the 104th Congress. There can be no assurance that similar legislation will not be proposed in future congressional sessions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

     EXHIBIT
      NUMBER                                                   DESCRIPTION
      ------                                                   -----------
        3.1        Amended and Restated Certificate of Incorporation.(2)
        3.2        Amended and Restated By-Laws.(2)
        4.1        Description of Capital Stock contained in the Amended and Restated Certificate of Incorporation
                   (see Exhibit 3.1).(2)
        4.2        Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit
                   3.2).(2)
        4.3        Form of Certificate for Shares of Common Stock.(3)
        4.4        Form of Common Stock Purchase Warrant Agreement between the Company and Continental Stock Transfer and Trust Company.(4)
        4.5        Form of Common Stock Purchase Warrant Certificate.(4)
        4.6        Form of Representatives' Warrant Agreement among the Company, First Marathon (U.S.A.) Inc., First
                   Marathon Securities Limited and Continental Stock Transfer and Trust Company.(4)
        4.7        Form of Representatives' Warrant Certificate.(4)
       10.1        Option Agreement, dated January 23, 1992, between the Company and New World Sky Media.(2)
       10.2        Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited
                   Partnership and the Company.(2)
       10.3        Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc.(2)
     10.4.1        Employment Agreement, dated January 29, 1993, between the Company and Richard Cooperman.(5)
     10.4.2        Agreement, dated June 20, 1994, between the Company and Richard Cooperman. (6)
       10.5        Proprietary Information and Non-Competition Agreement, dated February 1, 1993, for Richard
                   Cooperman.(2)
       10.6        Option and Purchase Agreement, dated February 2, 1993, between the Company and Charles W. Ergen and
                   David M. Drucker.(2)
     10.7.1        Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert
                   Briskman.(2)
     10.7.2        Amendment No. 1 to Proprietary Information and Non-Competition Agreement  between the Company and
                   Robert Briskman.(2)

     EXHIBIT
      NUMBER                                                   DESCRIPTION
      ------                                                   -----------
     **10.8.1      Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral and the
                   Company.(2)
     **10.8.2      Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between Space
                   Systems/Loral and the Company.(2)
     **10.8.3      Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between Space
                   Systems/Loral and the Company.(3)
       10.8.4      Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between Space
                   Systems/Loral, Inc. and the Company.(15)
       10.8.5      Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between Space
                   Systems/Loral, Inc. and the Company.
       10.8.6      Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between Space
                   Systems/Loral, Inc. and the Company.
         10.9      Assignment of Technology Agreement, dated April 15, 1993, between Robert  Briskman and the
                   Company.(2)
        10.10      Agency Agreement, dated April 27, 1993, between the Company and First Marathon Securities
                   Limited.(2)
        10.11      Demand Note and Grant of Warrant to Robert Friedland, dated April 28, 1993.(2)
        10.12      Amended and Restated Option Agreement between the Company and Robert Briskman.(2)
        10.13      Demand Note and Grant of Warrant to Robert Friedland, dated October 13, 1993.(2)
      10.14.1      Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace.(7)
      10.14.2      Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and
                   Arianespace.(3)
      10.14.3      Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and
                   Arianespace.(8)
       10.4.4      Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and
                   Arianespace.
       10.4.5      Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and
                   Arianespace.
        10.15      Option Agreement, effective as of October 16, 1991, between the Company and Charles Dalfen.(2)
        10.16      Option Agreement, effective as of October 16, between the Company and Charles Dalfen.(2)
      10.17.1      Employment and Noncompetition Agreement between the Company and David Margolese.(9)
      10.17.2      First Amendment to Employment Agreement between the Company and David Margolese.(6)
      10.18.1      Employment and Noncompetition Agreement between the Company and Robert Briskman. (10)
      10.18.2      First Amendment to Employment Agreement between the Company and Robert Briskman.(6)
        10.19      Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A.
                   Rothblatt.(2)
        10.20      1994 Stock Option Plan.(2)
        10.21      Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.(15)
        10.22      Form of Lock-Up Agreement executed by certain holders of the Company's Common Stock. (6)
        10.23      Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners,
                   Inc.(11)
        10.24      Settlement Agreement, dated as of February 2, 1994, between the Company and New World Sky Media
                   Inc. and Bryan Kim.(2)

     EXHIBIT
      NUMBER                                                   DESCRIPTION
      ------                                                   -----------
       10.25.1     Employment and Noncompetition Agreement between the Company and Margaret E. Grayson.(12)
       10.25.2     First Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
       10.25.3     Second Amendment to Employment Agreement between the Company and Margaret E. Grayson.(6)
         10.26     Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc.(3)
       10.27.1     Demand Note, dated April 19, 1994, in favor of David Margolese.(13)
       10.27.2     Note, dated June 30, 1994, in favor of David Margolese.(8)
         10.28     Demand Note, dated April 19, 1994, between the Company and D. Friedland.(6)
       10.29.1     Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6)
       10.29.2     Security Agreement, dated July 5, 1994, between the Company and Jobrenco Limited.(6)
         10.30     Placement Agreement, dated April 27, 1993, between the Company and First Marathon Securities
                   Limited.(6)
         10.31     Letter of Understanding, dated December 3, 1993, between the Company and The Seidler Companies
                   Incorporated.(6)
         10.32     Form of Subscription Agreement among First Marathon Securities Limited and Canadian Purchasers.(1)
         10.33     Form of Subscription Agreement among First Marathon Securities Limited and Non-U.S. and Non-
                   Canadian Purchasers.(1)
         10.34     Form of Underwriting Agreement (see Exhibit 1.1)
         10.35     Letter Agreement, dated January 13, 1995, between the Company and Brenner Securities.(15)
         10.36     1995 Stock Compensation Plan.(15)
          11.1     Computation of net loss per share
          27.1     Financial Data Schedule

_________

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


         (b)  Reports on Form 8-K

             On September 11, 1996, the Company filed a report on Form 8-K under Item 5 reporting on the status of the Company's application for a license (the "FCC License") to construct, launch and operate satellites to provide Digital Audio Radio Service ("DARS").

             On September 18, 1996, the Company filed a report on Form 8-K under Item 5 and Item 7 filing a press release announcing commitments of approximately $50 million for a private placement of convertible preferred securities.

             On October 16, 1996, the Company filed a report on Form 8-K under
             Item 5 reporting the exercise of warrants.

             On October 30, 1996, the Company filed a report on Form 8-K under
             Item 5 and Item 7 filing a press release announcing the execution of definitive agreements with respect to a private placement of preferred stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CD RADIO INC.
                                  (Registrant)




Date:  November 14, 1996          /s/ David Margolese
                                  ----------------------------
                                  Chairman and
                                  Chief Executive Officer
                                  (Duly authorized officer and
                                  principal financial officer)

INDEX TO EXHIBITS


    EXHIBIT                                                                                                  PAGE
    NUMBER                                          DESCRIPTION                                             NUMBER
    ------                                          -----------                                             ------
      3.1       Amended and Restated Certificate of Incorporation.(2)
      3.2       Amended and Restated By-Laws.(2)
      4.1       Description of Capital Stock contained in the Amended and Restated Certificate of
                Incorporation (see Exhibit 3.1).(2)
      4.2       Description of Rights of Security Holders contained in the Amended and Restated
                Bylaws
                (see Exhibit 3.2).(2)
      4.3       Form of Certificate for Shares of Common Stock.(3)
      4.4       Form of Common Stock Purchase Warrant Agreement between the Company and Continental
                Stock Transfer and Trust Company.(4)
      4.5       Form of Common Stock Purchase Warrant Certificate.(4)
      4.6       Form of Representatives' Warrant Agreement among the Company, First Marathon
                (U.S.A.) Inc., First Marathon Securities Limited and Continental Stock Transfer and
                Trust Company.(4)
      4.7       Form of Representatives' Warrant Certificate.(4)
     10.1       Option Agreement, dated January 23, 1992, between the Company and New World Sky
                Media.(2)
     10.2       Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building
                Limited Partnership and the Company.(2)
     10.3       Letter Agreement, dated November 18, 1992, between the Company and Batchelder &
                Partners, Inc.(2)
   10.4.1       Employment Agreement, dated January 29, 1993, between the Company and Richard
                Cooperman.(5)
   10.4.2       Agreement, dated June 20, 1994, between the Company and Richard Cooperman. (6)
     10.5       Proprietary Information and Non-Competition Agreement, dated February 1, 1993, for
                Richard Cooperman.(2)
     10.6       Option and Purchase Agreement, dated February 2, 1993, between the Company and
                Charles W. Ergen and David M. Drucker.(2)
   10.7.1       Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for
                Robert Briskman.(2)
   10.7.2       Amendment No. 1 to Proprietary Information and Non-Competition Agreement  between the Company and Robert Briskman.(2)
 **10.8.1       Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral and the Company.(2)
 **10.8.2       Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between Space Systems/Loral and the Company.(2)
 **10.8.3       Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between Space Systems/Loral and the Company.(3)
   10.8.4       Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between Space Systems/Loral, Inc. and the Company.(15)
   10.8.5       Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between Space Systems/Loral, Inc. and the Company.
   10.8.6       Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between Space Systems/Loral, Inc. and the Company.
     10.9       Assignment of Technology Agreement, dated April 15, 1993, between Robert Briskman and the Company.(2)
    10.10       Agency Agreement, dated April 27, 1993, between the Company and First Marathon
                Securities Limited.(2)
    10.11       Demand Note and Grant of Warrant to Robert Friedland, dated April 28, 1993.(2)
    10.12       Amended and Restated Option Agreement between the Company and Robert Briskman.(2)

    EXHIBIT                                                                                                  PAGE
    NUMBER                                          DESCRIPTION                                             NUMBER
    -------                                         -----------                                             ------
      10.13     Demand Note and Grant of Warrant to Robert Friedland, dated October 13, 1993.(2)
    10.14.1     Launch Reservation Agreement, dated September 20, 1993, between the Company and
                Arianespace.(7)
    10.14.2     Modification of Launch Reservation Agreement, dated April 1, 1994, between the
                Company and Arianespace.(3)
    10.14.3     Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace.(8)
    10.14.4     Third Modification of Launch Reservation Agreement dated November 8, 1995, between the Company and Arianespace.
    10.14.5     Fourth Modification of Launch Reservation Agreement dated August 30, 1996, between the Company and Arianespace.
      10.15     Option Agreement, effective as of October 16, 1991, between the Company and Charles
                Dalfen.(2)
      10.16     Option Agreement, effective as of October 16, between the Company and Charles
                Dalfen.(2)
    10.17.1     Employment and Noncompetition Agreement between the Company and David Margolese.(9)
    10.17.2     First Amendment to Employment Agreement between the Company and David Margolese.(6)
    10.18.1     Employment and Noncompetition Agreement between the Company and Robert Briskman.
                (10)
    10.18.2     First Amendment to Employment Agreement between the Company and Robert Briskman.(6)
      10.19     Registration Agreement, dated January 2, 1994, between the Company and M.A.
                Rothblatt and B.A. Rothblatt.(2)
      10.20     1994 Stock Option Plan.(2)
      10.21     Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.(15)
      10.22     Form of Lock-Up Agreement executed by certain holders of the Company's Common
                Stock. (6)
      10.23     Option Agreement, dated as of October 21, 1992, between the Company and Batchelder
                & Partners, Inc.(11)
      10.24     Settlement Agreement, dated as of February 2, 1994, between the Company and New
                World Sky Media Inc. and Bryan Kim.(2)
    10.25.1     Employment and Noncompetition Agreement between the Company and Margaret E.
                Grayson.(12)
    10.25.2     First Amendment to Employment Agreement between the Company and Margaret E.
                Grayson.(6)
    10.25.3     Second Amendment to Employment Agreement between the Company and Margaret E.
                Grayson.(6)
      10.26     Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt,
                B.A. Rothblatt and Marcor, Inc.(3)
    10.27.1     Demand Note, dated April 19, 1994, in favor of David Margolese.(13)
    10.27.2     Note, dated June 30, 1994, in favor of David Margolese.(8)
      10.28     Demand Note, dated April 19, 1994, between the Company and D. Friedland.(6)
    10.29.1     Demand Note, dated July 5, 1994, in favor of Jobrenco Limited.(6)
    10.29.2     Security Agreement, dated July 5, 1994, between the Company and Jobrenco
                Limited.(6)
      10.30     Placement Agreement, dated April 27, 1993, between the Company and First Marathon
                Securities Limited.(6)
      10.31     Letter of Understanding, dated December 3, 1993, between the Company and The
                Seidler Companies Incorporated.(6)

    EXHIBIT                                                                                                  PAGE
    NUMBER                                          DESCRIPTION                                             NUMBER
    ------                                          -----------                                             ------
     10.32      Form of Subscription Agreement among First Marathon Securities Limited and Canadian
                Purchasers.(1)
     10.33      Form of Subscription Agreement among First Marathon Securities Limited and Non-U.S.
                and Non-Canadian Purchasers.(1)
     10.34      Form of Underwriting Agreement (see Exhibit 1.1)
     10.35      Letter Agreement, dated January 13, 1995, between the Company and Brenner
                Securities.(15)
     10.36      1995 Stock Compensation Plan.(15)
      11.1      Computation of net loss per share
      27.1      Financial Data Schedule


_________

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