Form 10-K405
period 1996-12-31
CD RADIO INC
filed 1997-03-31
CIK 908937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-24710

                                 CD RADIO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                     52-1700207
           (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
 SIXTH FLOOR, 1001 22ND STREET, N.W. WASHINGTON, D.C.                20037

     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 296-6192

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
----------------------------------------------------------------------------------------------
                     None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's Common Stock held by non-affiliate as of March 12, 1997 was approximately $39,867,376. The number of shares of the Registrant's Common Stock outstanding as of March 12, 1997, was 10,300,391.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

                                   P A R T  I

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, the Company's service, CD Radio, is in the planning and development stage and the descriptions set forth herein as to how the Company plans to implement, market and operate the service are forward-looking statements, and are subject to change based on future developments, the Company's experience, and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: risk of not receiving an FCC License in the scheduled auction; potential risk of delay; increased costs of construction and launch of necessary satellites; dependence on satellite construction and launch contractors; risk of launch failure; unproven market acceptance of the Company's services; the continuing losses of the Company; reliance on unproven technology; need for substantial additional financing and other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report on Form 10-K. Certain of the forward-looking statements contained in this Annual Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors."

ITEM 1. BUSINESS

     The Company is a pioneer in the emerging satellite-to-car broadcasting industry ("satellite radio"). The Company is engaged in the development of a subscription based satellite radio system for the nationwide broadcast of 30 channels of commercial-free, compact disc quality music programming and up to 20 channels of all-news, all-sports, and all-talk programming. The Company's primary market is expected to be operators of cars and trucks throughout the continental United States. Government statistics indicate that there will be approximately 192 million registered vehicles in the United States in 1999, rising to approximately 200 million vehicles by 2004. The Company plans to broadcast its service, to be called CD Radio, via its own custom designed and built satellite system utilizing technology developed by the Company.

     CD Radio is designed to offer:

          (i) A programming selection of finely focused formats. In most markets radio broadcasters target their programming at broad audience segments, and even in the largest metropolitan markets, station formats are limited.

          (ii) Widespread signal coverage throughout the continental United States. Terrestrial radio signal availability, in contrast, is generally limited to distances of approximately 30 miles before fading and loss occur.

          (iii) Commercial-free music programming. Almost all radio stations are advertiser supported and contain significant amounts of commercial interruptions to programming.

          (iv) CD quality stereo audio.

     Upon commencing CD Radio service, the Company anticipates that it will offer CD Radio to subscribers for a monthly subscription fee of $10 or less, which would entitle the subscriber to receive all channels.

     CD Radio is designed to be broadcast via satellites over a new radio band, the S-band, which will augment the traditional AM/FM radio bands. In order to receive CD Radio, subscribers will need satellite band radios which are not currently commercially available. The Company anticipates that satellite radios will be manufactured by existing manufacturers of consumer electronics and automakers, and when manufactured in quantity will be somewhat more expensive than today's car radios. See "Forward-Looking Statements." The Company expects that satellite car radios will be similar in size and appearance to today's AM/FM car radios, and will include the AM/FM bands, as well as the satellite band. In addition, the Company expects these radios to include a digital display capable of showing the CD Radio channel number, music format, song title, recording artist and album title. See "Forward-Looking Statements." Each satellite radio will require a satellite dish antenna in order to receive the satellite signal. The Company has developed what it believes is the world's smallest satellite dish, which measures approximately 1/8 inch thick and 2 inches in diameter (approximately the size and shape of a silver dollar) and can fit unobtrusively in a variety of locations on a vehicle. Although the Company does not intend to manufacture or distribute satellite radios or dish antennas, it intends to foster their development by communicating to such manufacturers the specifications needed for the reception of CD Radio.

     In order to provide CD Radio, the Company will need to build and launch into geosynchronous orbit two fully dedicated satellites designed to operate at special frequencies. The Company has entered into an agreement with Space Systems/Loral, pursuant to which Space Systems/Loral has agreed to construct the two satellites and, at the Company's option, a third spare satellite. The Company has reserved launches with Arianespace for its two satellites during the period extending from November 1, 1999 through April 30, 2000.

     The Company has applied to the FCC for a license (the "FCC License") to permit it to build, launch and operate its satellites to provide a satellite radio service. The period for filing such applications expired in December 1992 and the Company is one of four remaining applicants. The FCC is scheduled to auction two satellite radio licenses among the four applicants on April 1, 1997. There can be no assurance that the Company will be a winning bidder in the auction.

     Since its formation in 1990, the Company has concentrated its activities on pursuit of necessary regulatory approvals, strategic planning, technology development and market research. The Company plans to continue these activities and to work cooperatively with consumer electronics manufacturers and automakers in order to foster the development of satellite radios. Once the Company obtains its FCC License, it intends to begin construction of its satellites and currently has targeted the second half of 1999 for launch of its two satellites and commencement of operations. The Company's ability to meet that objective will depend on several factors, including the timely receipt of necessary governmental approvals, the successful financing, construction and launch into orbit of two geosynchronous satellites, the rapid creation of an organization and management of growth. See "Forward-Looking Statements."

THE RADIO MARKET

     The potential market for CD Radio includes the owners of approximately 192 million motor vehicles expected to be registered in the United States in 1999, rising to approximately 200 million vehicles by 2004. Other potential markets include owners of portable, walkman, and home radios.

     Broadcasting industry sources indicate that American adults listen to an average of three hours of radio per day. In addition, such sources estimate that automobile commuters spend 97% of their drivetime listening to the radio.

     Music programming dominates the radio airwaves, with FM radio stations exceeding AM stations in listenership. According to broadcasting industry sources, in 1996, approximately 79% of total radio listening was to FM stations. FM stations primarily concentrate on music programming, while AM stations have an increased proportion of their programming devoted to talk and news.

     CD Radio will be available in automobiles only to persons who install satellite radios in their vehicles or purchase automobiles with factory installed satellite radios. Accordingly, to assess potential initial demand for CD Radio, the Company has examined data concerning consumer purchases of aftermarket and new car autosound equipment and the commitment of consumers to receiving high quality audio entertainment in their vehicles. According to industry sources, U.S. consumers spend approximately $2.3 billion on aftermarket autosound equipment for installation in their vehicles annually, which includes approximately 5 million AM/FM radios. Additionally, automotive industry sources report that over 14 million new cars and light trucks were sold in the United States in 1996, almost all of which contained radios.

THE CD RADIO SERVICE

     The Company intends to offer 30 channels of commercial-free, all-music programming and up to 20 additional channels of other formats that do not require compact disc quality audio, such as all-news, all-sports and all-talk programming. Each music channel will have a specific format, intended to cater to a finely segmented subscriber taste. It is anticipated that upon commencement of CD Radio the monthly subscription fee for the receipt of all CD Radio channels will be $10 or less.

     CD Radio will offer (i) multichannel "narrowcast" programming formats; (ii) widespread signal coverage; (iii) commercial-free music programming; and (iv) compact disc quality stereo audio.

     In most markets, radio broadcasters target their programming at broad audience segments. The Company's multichannel narrowcast programming is designed to provide focused formats generally available only in major metropolitan areas, and in many cases, unavailable even in these areas.

     Regardless of area, terrestrial radio reception is limited to short distances of approximately 30 miles, after which reception fades and is lost. Additionally, terrestrial radio reception is subject to a fluctuating, broad range of quality.

     The Company's preliminary market research indicates that the principal complaint of commuters interviewed about radio is commercials. When in the car, many listeners attempt to avoid commercial interruptions by switching stations at the outset of a string of commercials. The amount of radio advertising varies with the time of day, station format and market size, but a broadcasting industry source indicates that, on average, every hour of music programming during morning and evening commutes is interrupted by 10 to 12 minutes of commercials.

     While terrestrial radio stations currently do not broadcast compact disc quality stereo sound, the Company believes that FM radio stations may be in a position to do so before the time the Company's service becomes operational. Consumers would be unable to receive these new broadcasts on existing radios and would require new digital radios to do so. The Company does not believe that such a sound upgrade to digital broadcasting would affect conventional broadcasters' ability to address the other advantages of CD Radio.

     Programming will be managed by the Company's staff, with guidance from continuous market research. The Company intends to recruit program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each channel. Music programming will be produced from the Company's music library and will be sourced from compact discs. It is contemplated that this music library will consist of an extremely broad range of recorded music, and will be updated as new recordings are released. See "Forward-Looking Statements" and "Risk Factors -- Music Royalty Payments."

     The Company believes that CD Radio represents an opportunity for the recording industry to expose, research, and promote new releases and artists to targeted listener groups nationwide. The Company plans to solicit promotional copies of new recordings, and contemplates showcasing these releases as part of a service to be developed for record companies. The Company's intends to work with the recording industry and performing artists to develop programming of mutual benefit.

     The Company believes that compact discs and cassettes are used in automobiles as supplements to radio rather than as substitutes, and that these media are used primarily as backup when radio reception is unavailable or unsatisfactory, or when desired programming is unavailable or unsatisfactory. Compact discs and cassettes lack the convenience of radio, as well as the spontaneity and freshness that characterizes radio programming. According to Arbitron, commuters spend 97% of their drivetime listening to radio. Accordingly, the Company does not view its service as directly competitive with these media.

     The following channel list (which employs terminology common to the music industry) has been prepared by the Company to illustrate the manner in which the Company's narrowcast programming might be marketed. The Company intends to vary channel formats from time-to-time to reflect changing subscriber tastes.

 1.  Symphonic
     Music from the masters, Bach, Mozart and Handel. The world's greatest classical composers broadcast in brilliant CD fidelity.

 2.  Chamber Music
     Elegant music performed by small ensembles of solo instruments such as the cello, violin and woodwind.

 3.  Opera
     Experience the drama and spectacle of the greats. Verdi, Puccini and Wagner.

 4.  Today's Country
     The down home sounds of today's country stars including Vince Gill, Alan Jackson, Wynonna Judd and Garth Brooks.

 5.  Traditional Country
     All of your favorite country & western legends are here. Stars like George Strait, Loretta Lynn, Hank Williams, Jr. and George Jones.

 6.  Contemporary Jazz
     The syncopated rhythms of today's jazz music. The cool sounds of Kenny G, The Yellowjackets and David Sanborn.

 7.  Classical Jazz
     Listen as musicians like Duke Ellington, Miles Davis and John Coltrane experiment and expand the sounds of jazz.

 8.  Blues
     The foundation of rock. B.B. King, Muddy Waters and Robert Cray.

 9.  Big Band/Swing
     Relive the memories with the sounds of Tommy Dorsey, Glenn Miller and Artie Shaw.

10.  Top of the Charts
     Today's hits from recording artists such as Whitney Houston, Mariah Carey and Boyz II Men.

11.  Classic Rock
     The greatest hits from the 60's and 70's -- an entire generation of great rock music. The Who, Rolling Stones and Eric Clapton.

12.  50's Oldies
     Tune in and experience the 50's all over again with Chuck Berry, Little Richard and Elvis Presley.

13.  60's Oldies
     The great pop sounds of Motown, the British Invasion and Surfer Rock.

14.  Folk Rock
     Thoughtful, inspired melodies from performers like Joni Mitchell, James Taylor and Joan Baez.

15.  Latin Ballads
     The romantic sounds of Latino vocalists. Julio Iglesias, Nino Bravo and Roberto Carlos.

16.  Latin Rhythms
     Move to the music of Latino superstars such as Sergio Mendes, Juan Luis Guerra and the legendary Tito Puente.

17.  Reggae
     Pulsating rhythm from the musically prolific island of Jamaica, from the Skatelites through Bob Marley and Shabba Ranks.

18.  Hip-Hop & Rap
     The forefront of contemporary music. RUN-DMC, Cypress Hill and Dr. Dre.

19.  Dance
     Music by today's hottest artists, including Madonna, Janet Jackson and George Michael.

20.  Songs of Love
     Romantic ballads and music from some of the world's most popular artists.

21.  Singers & Strings
     Legends like Frank Sinatra, Barbra Streisand and Nat King Cole.

22.  Beautiful Instruments
     Memorable melodies of contemporary music orchestrated with a full, lush and easy sound.

23.  Heavy Metal
     Driving, hard charging rock-and-roll by bands such as Guns N' Roses, Metallica and Danzig.

24.  Album Rock
     The best songs from today's top rock artists. Pearl Jam, U2 and John Mellencamp.

25.  Alternative Rock
     Modern rock from such diverse bands as the Red Hot Chili Peppers, Midnight Oil and Smashing Pumpkins.

26.  New Age
     Soft and soothing acoustics. Enjoy the relaxing music of Yanni, Kitaro and Brian Eno.

27.  Broadway's Best
     Hits from the Great White Way. Rodgers and Hammerstein, Marvin Hamlisch and Andrew Lloyd Webber.

28.  Gospel
     Soulful gospel sounds of joy. Mahalia Jackson, Al Green and the Winans.

29.  Children's Entertainment
     Songs and storytelling at their most magical. Disney classics and Sesame Street.

30.  World Beat
     The Beat goes on . . all over the world. Follow the sun with the music of Lucky Dube, Mahotella Queens and Outback.

MARKETING STRATEGY

     The Company plans to engage in extensive marketing, advertising and promotional activities to increase consumer awareness of satellite radio and CD Radio programming, to promote the sale of satellite radios and to generate subscriptions to CD Radio.

     The Company's market research program will assist the Company in refining the design of its service, programming formats and content, and advertising and promotional programs. Initial market research efforts will focus on further defining the attitudes of different categories of consumers toward the various attributes of CD Radio.

     The Company plans to work closely with radio manufacturers, radio retailers, and automakers to market CD Radio. Upon satellite launch, the Company intends to commence a nationwide media campaign to advertise and promote CD Radio and to implement a cooperative media campaign with satellite radio manufacturers.

     Some of the Company's promotional plans include: (i) extensive use of radio commercial advertising; (ii) print advertisements; (iii) outdoor billboards;
(iv) cooperative radio and print advertising; (v) CD Radio service in rental cars equipped with satellite radios; (vi) tie-ins with the recording industry targeting compact disc purchasers of niche music categories; (vii) demonstration kiosks in retail locations; and (viii) training programs and sales literature developed for retail personnel. See "Forward-Looking Statements" and "Risk Factors -- Unavailability of Satellite Radios."

     As was the case with cellular telephone service in its early years, the Company believes that satellite radio service will be symbolized by its antenna. The Company believes that the proliferation of satellite radio dishes on cars will create a significant amount of consumer awareness of satellite radio.

THE CD RADIO DELIVERY SYSTEM

     The Company has designed the CD Radio delivery system to transmit an identical signal from two satellites to address the problem of signal blockage caused by variations in terrain, buildings and other obstructions. The system is designed to permit CD Radio to be received by motorists in nearly all outdoor locations where the vehicle is on an unobstructed line-of-sight with one or both of the Company's satellites. In certain areas with high concentrations of tall buildings such as Manhattan, or in tunnels, signals from both satellites will be blocked and reception will be adversely affected. In such cases, the Company may implement terrestrial repeating transmitters. See "Risk Factors -- Reliance on Unproven Technology."

     The CD Radio delivery system will consist of three principal components:
(i) satellite radios; (ii) the satellites; and (iii) the national broadcast studio.

SATELLITE RADIOS

     In order to receive CD Radio, subscribers will need to obtain a new generation of radios capable of receiving the satellite band. The Company anticipates that these radios will initially be manufactured by existing radio manufacturers and sold by consumer electronics outlets for automotive aftermarket installation and later will be manufactured and installed in new cars and trucks by automakers. See "Forward-Looking Statements." Although the Company will not manufacture or distribute satellite band radios or their dish antennas, it intends to communicate the required specifications to such manufacturers and automakers. The availability and pricing of satellite radios will be an important factor in determining the success of CD Radio. See "Risk Factors -- Unavailability of Satellite Radios."

     The Company anticipates that radios capable of receiving CD Radio will be similar to conventional AM/FM radios in size and appearance, but will have the added capability of receiving digital satellite transmissions as well as AM and FM signals. In order to accommodate subscription satellite radio services, each radio will contain a security circuit with an electronically encoded identification number. Upon verification of subscriber billing information, the Company will transmit a digital signal to activate the radio's satellite band operation. This feature will enable the Company to protect against piracy of CD Radio and to discontinue the service to subscribers who are delinquent in paying the monthly subscription fee. The Company expects that these radios will include a digital display, which when tuned to the satellite band, will indicate the channel and format the listener has selected, as well as the title, recording artist and album title of the song being played. As is the case currently, a number of these radios may also incorporate cassette or compact disc players. See "Forward-Looking Statements."

     Because less than 10% of the U.S. vehicle fleet turns over annually, the Company expects aftermarket availability of satellite radios to be of prime importance to the Company's market penetration for the first several years following introduction of CD Radio. Representatives of the Company have held discussions with a number of major radio manufacturers that have expressed an interest in participating with the Company in planning and evaluating the Company's further market research. The Company will endeavor to synchronize the development of satellite radios with the Company's business planning so that satellite radios will be available at the time the Company commences operations. Failure of manufacturers to develop and market satellite radios at affordable prices, or to develop and market such radios in advance of the date the Company proposes to commence CD Radio service, would have a materially adverse effect on the Company's business. The Company intends to license radio manufacturers to use CD Radio design technology in their radios.

     The Company also plans to work with automakers to support the development of factory installed satellite radios in new cars. Representatives of the Company have held discussions with a number of major automakers that have expressed an interest in participating with the Company in planning and evaluating the Company's further market research.

     Each satellite radio will require a satellite dish antenna in order to receive the satellite signal. The Company has developed what it believes is the world's smallest satellite dish. The dish is approximately the size and shape of a silver dollar, measuring 2" in diameter and 1/8" thick. The Company's dish design is "non-directional" -- it does not need to be pointed directly at a satellite in order to receive a satellite signal. All that is required is that the dish be positioned upward on an unobstructed line-of-sight with the Company's satellites. In the case of factory installed satellite radios in new cars, the Company believes the dish can be integrated into the roof panel.

     For aftermarket installations, the dish can be attached to a vehicle's rear window in the same manner as a cellular antenna. In the event that a subscriber already has a cellular antenna on the rear window of a car, the cellular antenna could be unscrewed and the dish screwed on in its place. The dish then would serve as both a cellular and satellite radio antenna so that only the dish on the car is needed.

THE SATELLITES

     The satellites to be used in the CD Radio system are scheduled to be built by Space Systems/Loral, one of the largest satellite manufacturers in the world. Although the satellites will be equipped with custom designed communications equipment, the Company believes that the construction and development of its satellites does not require the development of new technology.

     Satellite control will be performed from the Company's national broadcast studio. Uplink frequencies are currently planned to be located in X-band. Downlink frequencies are planned to be in S-band. Each satellite will broadcast a signal covering the entire continental United States from a single antenna in a single beam. The expected life of each satellite is approximately 15 years.

     Satellite Construction. The Company has entered into an agreement (the "Construction Contract") with Space Systems/Loral pursuant to which Space Systems/Loral has agreed to construct two satellites and, at the Company's option, a third satellite in accordance with stipulated specifications. Amendments to the Construction Contract are necessary to reflect technical changes and other developments since the contract was originally entered into in 1993. The Company has extended the Construction Contract on a monthly basis through April 30, 1997 while it negotiates with Space Systems/Loral to amend the contract's technical specifications, pricing and delivery terms. The Company may negotiate with Space Systems/Loral to extend the Construction Contract further or it may permit the contract to expire. The Company believes it will be able to negotiate a favorable contract with Space Systems/Loral for the construction of the satellites, although there can be no assurance that the Company will be able to do so.

     Under the Construction Contract, Space Systems/Loral will not be liable for indirect or consequential damages or lost revenues or profits resulting from late delivery or other defaults. Title and risk of loss for each satellite is to pass to the Company at the time of launch. The Company has agreed to indemnify Space Systems/Loral for all costs and losses resulting from claims based upon Space System/Loral's alleged responsibility or liability for loss of, or damage to, the satellites occurring after launch, regardless of the cause. In the event of any delay in the construction of the satellites that is caused by the Company, the Construction Contract provides that the terms of the contract will be equitably adjusted.

     Upon delivery of the satellites to the launch site, Space Systems/Loral is required to perform inspection and verification testing to insure that no damage occurred in shipment. After such inspection and testing, the Company will provide final acceptance of the satellites. Following their launch, Space Systems/Loral will conduct in-orbit checks of both satellites. In the event that such testing shows that a satellite is operating less than satisfactorily, Space Systems/Loral and the Company will negotiate a reasonable reduction in the amount paid by the Company. See "Forward-Looking Statements."

     Launch Services. The Company has reserved two launch slots with Arianespace during the period extending from November 1, 1999 through April 30, 2000. If the Company's satellites are not available for launch during this period, the Company will arrange to launch the satellites on the first launch dates available after the satellites are completed. See "Forward-Looking Statements." While the Company has been able to reschedule launch dates with Arianespace in the past, there can be no assurance that it will be able to do so in the future. In order to maintain its launch slots, the Company will need to enter into a definitive agreement with Arianespace by May 31, 1997, providing for the launch of its satellites. The final terms and conditions of any launch agreement are subject to negotiations between the Company and Arianespace.

     Satellite launches are subject to significant risks, including satellite destruction or damage during launch or failure to achieve proper orbital placement. According to industry sources, approximately 15% of insured commercial satellite launches by all launch contractors since 1965 have resulted in total loss. Launch failure rates vary from period to period and from contractor to contractor. Arianespace is one of the world's leading commercial satellite launch service companies. Arianespace has advised the Company that as of March 18, 1997 it has successfully completed 81 of 86 launches (approximately 94%), since beginning commercial operations in 1984. See "Risk
Factors -- Dependence upon Satellites and Contractors; Risk of Launch Failure."

     Risk Management and Insurance. Two custom-designed, fully dedicated satellites are required to broadcast CD Radio. A single satellite is incapable of delivering the service. The Company has selected a launch service supplier that has achieved the most reliable launch record in its class in the industry. Each of the company's two operational satellites will be launched separately. The Company intends to obtain launch insurance for each launch vehicle from its launch vehicle provider. The Construction Contract provides for the construction of a spare satellite, to be used in the event of loss of one of its two operational satellites. If the Company is required to launch the spare satellite due to failure of the launch of one of the operational satellites, its operational timetable would be delayed for approximately six months or more. The launch or in-orbit failure of two satellites would require the Company to arrange for additional satellites to be built and could delay the commencement or continuation of the Company's operations for three years or more. See "Risk Factors -- Dependence upon Satellites and Contractors; Risk of Launch Failure."

     Once properly deployed and operational, the historical risk of premature total satellite failure has been less than one percent for U.S. geosynchronous commercial satellites. Insurance against in-orbit failure is presently available and is typically purchased after the satellite is checked out in orbit and prior to the expiration of launch insurance. In recent years, annual premiums have ranged from 1.3% to 2.5% of coverage.

     Satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components which activate automatically or by ground command upon failure. If multiple component failures occur as the satellite ages, and the supply of redundant components is exhausted, the satellite generally will continue to operate at reduced capacity. In that event, signal quality may be preserved by reducing the number of channels broadcast until a replacement satellite could be launched.

NATIONAL BROADCAST STUDIO

     The Company intends to establish its national broadcast studio to provide origination and transmission of programming; transmission of commands to activate/deactivate service of subscriber radios; and tracking, telemetry, and control of the in-orbit satellites. The facility will incorporate redundant electronics and backup power generators.

TESTS AND DEMONSTRATIONS

     The Company conducted a series of tests and demonstrations from May through December 1994, involving the transmission of S-band signals to a prototype satellite radio installed in a car to simulate certain transmission techniques the Company intends to employ. Since there are currently no commercial satellites in orbit capable of transmitting S-band frequencies to the United States, the Company constructed a terrestrial emulation of its planned system. For this purpose, the Company selected a test range covering several kilometers in suburban Washington, D.C. which included areas shadowed by buildings, trees and overpasses. The Company placed S-band transmitters on the rooftops of a number of tall buildings in such a way as to simulate the signal power and angle of satellite transmissions to be used for its proposed service. The Company also modified the standard factory installed sound system of a Lincoln Mark VIII automobile to create a three-band radio covering AM, FM and S-band, and integrated the Company's satellite dish into the car roof. The demonstrations included the reception of 30 channels of CD quality stereo music by the prototype radio while the car was driven throughout the range. The Company believes that the results of these tests validated the technically significant portions of the CD Radio system. Prior to testing with orbiting satellites and satellite radios suitable for commercial production, however, there can be no assurance that the CD Radio system will function as intended. See "Risk
Factors -- Reliance on Unproven Technology."

COMPETITION

     The Company's satellite radio service will face competition from two principal sources: (i) terrestrial AM/FM radio broadcasting, including, when available, terrestrial digital radio broadcasting; and (ii) another satellite radio broadcaster.

     The AM/FM radio broadcasting industry is very competitive, and certain of the Company's competitors in this industry have substantially greater financial, management and technical resources than the Company. Unlike the Company, the radio industry has a well established market for its services and generally offers "free" reception paid for by commercial advertising rather than a subscription fee. In addition, certain AM and FM stations, such as National Public Radio, offer programming without commercial interruption. Many radio stations also offer information programming of a local nature, such as local news or traffic, which the Company will be unable to offer. CD Radio will compete with conventional radio stations on the basis of the variety and focus of its programming, its commercial-free formats, signal coverage throughout the continental United States, and digital CD stereo sound quality.

     Currently, radio stations broadcast by means of analog signals, as opposed to digital transmission. The Company believes, however, that prior to the commencement of CD Radio, broadcasters may be in a position to implement technology that permits simultaneous transmission of both analog and digital signals on the AM and FM bands that will permit digital AM broadcasts to achieve monaural FM sound quality, and digital FM broadcasts to approach compact disc stereo sound quality. See "Forward-Looking Statements." In order to receive these digital AM/FM broadcasts, listeners would need to purchase new digital radios which are not currently commercially available. As a result, while the development of digital broadcasting would eliminate one of the advantages of CD Radio over FM radio, the Company does not believe it would affect broadcasters' ability to address the other advantages of CD Radio. In addition, the Company views the growth of terrestrial digital broadcasting as a positive force that would be likely to accelerate radio replacement and thereby facilitate the proliferation of satellite radios.

     Existing communications satellite operators are not capable of delivering satellite radio for reception on tiny, non-directional automobile dishes. Specially designed satellites operating at different frequencies are needed.

     The Company expects to compete directly with one other satellite radio broadcaster. Four applicants, including the Company, have applied for two FCC licenses to operate a national satellite radio service. See
"Business -- Government Regulation." At least one of the applicants, a subsidiary of American Mobile Satellite Corporation, which is principally owned by the Hughes division of General Motors, has financial, management and technical resources that greatly exceed those of the Company. In their license applications to the FCC, two of the other applicants have stated an intention to offer a satellite radio service based, at least in part, on subscription fees and the remaining applicant intends to offer an advertiser supported "free" service. The Company believes that at present its technical and business planning is further advanced than the other applicants. There can be no assurance, however, that this will permit the Company to initiate a satellite radio service in advance of its competition. See "Risk Factors -- Competition."

     The original satellite radio spectrum allocation internationally agreed upon by the United States and other nations would have accommodated four satellite radio licenses in the United States. The FCC subsequently allocated only half of this spectrum specifically for satellite radio, thereby accommodating only two licenses. The other half of the allocation is scheduled to be auctioned on April 15, 1997 and may be used to provide a broad range of services, including but not limited to satellite radio. The Company believes this spectrum is unlikely to be used for satellite radio, although no assurance can be made that this will be the case.

TECHNOLOGY, PATENTS AND TRADEMARKS

     The Company has been granted certain U.S. patents on various types of satellite radio technology. There can be no assurance, however, that any U.S. patent issued to the Company will not be circumvented or infringed by others, or that if challenged would be held to be valid. The Company has filed patent applications covering CD Radio system technology in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, South Korea, Mexico, the Netherlands, Spain, Switzerland and the United Kingdom. There can be no assurance that foreign patents will be awarded by all of such countries to the Company or, if any such patents are granted, that the laws of foreign countries will protect the Company's proprietary rights to its technology to the same extent as the laws of the United States. Although the Company believes that obtaining patent protection may provide benefits to the Company, the Company does not believe that its business is dependent on obtaining patent protection or successfully defending any such patents that may be obtained against infringement by others.

     Certain of the Company's know-how and technology are not the subject of U.S. patents. To protect its rights, the Company requires certain employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business may be adversely affected by competitors who independently develop competing technologies.

     The Company's proprietary technology was developed by Robert D. Briskman, the Company's Chief Technical Officer, and assigned to the Company. The Company believes that Mr. Briskman independently developed the technology covered by the Company's issued patents and that it does not violate the proprietary rights of any person. There can be no assurance, however, that third parties will not bring suit against the Company for patent infringement or for declaratory judgment to have any patents which may be issued to the Company declared invalid.

     If a dispute arises concerning the Company's technology, litigation might be necessary to enforce the Company's patents, to protect the Company's trade secrets or know-how or to determine the scope of the proprietary rights of others. Any such litigation could result in substantial cost to, and diversion of effort by, the Company, and adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or otherwise adversely affect the Company's ability to successfully develop and market CD Radio.

     In May 1994, the Company received a letter claiming that the Company's logo is confusingly similar to the registered trademark of a company engaged in the sale of pre-recorded music, and that the Company's continued use of its logo may constitute infringement of such mark. See "Business -- Legal Proceedings."

GOVERNMENT REGULATION

  Communications Laws

     As a proposed operator of a privately owned satellite system, the Company is subject to the regulatory authority of the FCC under the Communications Act of 1934 (the "Communications Act"). The FCC is the government agency with primary authority in the United States over satellite radio communications. The Company is currently subject to regulation by the FCC principally with respect to (i) the licensing of its satellite system; (ii) preventing interference with other users of radio frequencies; and (iii) compliance with rules that the FCC has established specifically for United States satellites and rules that the FCC has established for providing satellite radio service.

     On May 18, 1990, the Company proposed that the FCC establish a satellite radio service and applied for the FCC License. This application was opposed by the National Association of Broadcasters, an industry trade group that seeks to promote the interests of the television and AM/FM broadcast industries.

     In the fall of 1992, the FCC called for license applications from any parties other than the Company who might be interested in being licensed to provide a satellite radio service. The cutoff date for these applications was December 15, 1992. Five other applicants filed applications by that deadline, two of which have subsequently been withdrawn, leaving the Company and three other applicants. Petitions have been filed on behalf of third parties to deny the applications filed by the Company and the three other applicants.

     On March 3, 1997, the FCC adopted satellite radio licensing rules (the "Licensing Rules") and implemented a spectrum plan that will accommodate only two national satellite radio licenses, both of which are scheduled to be auctioned among the Company and the other three applicants on April 1, 1997. There can be no assurance that the Company will be successful in obtaining one of the two licenses or that the cost of obtaining it would not be material to the Company's operations. See "Risk Factors -- Government Regulation; No Assurance of FCC License."

     Pursuant to the Licensing Rules, the auction is scheduled to be held among the four existing applicants on April 1, 1997. Prior to the commencement of the auction each applicant must deposit $3 million with the FCC. The minimum opening bid for each FCC License is $8 million. The bidding will continue until only two bidders remain. Within 10 business days following the announcement of winning bidders, each auction winner must deposit with the FCC twenty percent of its winning bid. The $3 million initial deposit will be applied toward the twenty percent down payment. The winning bidders will also be required to supplement their applications on file with the FCC within 30 days after the close of bidding. After the FCC has confirmed receipt of each winning bidder's twenty percent payment and acceptance of each winning bidder's application, the FCC will accept petitions to deny the winning bidders' applications. There can be no assurance that the FCC will dismiss these and previously filed petitions. If the FCC dismisses these petitions and previously filed petitions, the winning bidders will have 10 business days to submit payment of the balance of their winning bids.

     Pursuant to the Licensing Rules, the winning bidder that receives an FCC License will be required to meet certain progress milestones. Licensees would be required to begin satellite construction within one year; to launch and begin operating their first satellite within four years; and to begin operating their entire system within six years. Failure to meet those milestones could result in revocation of the FCC License. On March 27, 1997, a third party requested reconsideration of the Licensing Rules, seeking, among other things, that the time period allotted for these milestones be shortened.

     On July 30, 1991, the Company filed a request for a Pioneer's Preference and on January 23, 1992 and June 2, 1993, filed supplements to that request. A Pioneer's Preference would have given the Company an exclusive right to an FCC License without having to bid in an auction, although the Company would still have had to pay for its license. In November 1996, an FCC appointed panel recommended that no Pioneer's Preference be granted. The Company subsequently withdrew its application for a Pioneer's Preference.

     Satellite orbit locations are registered internationally for each country. To the Company's knowledge, no other nations in the Western Hemisphere are seeking to use the S-band for satellite radio, and the Company does not anticipate any difficulty in obtaining international registration, or renewing or extending such registrations. See "Forward-Looking Statements." However, there can be no assurance that such registrations will be obtained.

     The spectrum allocated for satellite radio is used in Canada and Mexico for terrestrial microwave links, mobile telemetry, and other purposes. The United States government must coordinate United States' use of this spectrum with the Canadian and Mexican governments before any United States satellite may become operational. The Company has performed analyses which show that its proposed use will not cause undue interference to most Canadian stations and can be coordinated with others by various techniques. The Licensing Rules require that the licensees complete detailed frequency coordination with existing operations in Canada and Mexico. There can be no assurance that the United States, Canadian and Mexican governments can coordinate the use of this spectrum or will do so in a timely manner.

     In order to operate its satellites, the Company also will have to obtain a license from the FCC to operate its uplink facility. Normally, such approval is sought after issuance of the FCC License. Although there can be no assurances at this time, if the Company obtains the FCC License, the Company would not expect difficulties in obtaining a feeder link frequency and ground station approval in the ordinary course.

     The issuance by the Company of the Common Stock pursuant to the Company's initial public offering, considered together with other transactions in the stock of the Company since the cutoff date established by the FCC for satellite radio service applications, could have resulted in the ownership of 50 percent or more of the voting stock of the Company by parties who were not stockholders on the cutoff date. Consequently, such stock issuance may have required the filing of a "major amendment" to the Company's license application. As a result, the Company requested and obtained from the FCC an exemption from the previously established cutoff date, in order to avoid the assignment of a new file number and the consequent loss of entitlement to processing concurrently with the other three remaining applications that were filed on or before the cutoff date ("cut-off protection"). On June 8, 1994, the FCC released an order granting the requested exemption conditioned on the current stockholders and officers of the Company remaining in actual control of Satellite CD Radio, Inc. Additional equity financings and sales of common stock by persons who were shareholders on the cutoff date could require the Company to obtain an exemption from the FCC to permit the Company's license application to be processed concurrently with those of the other three applicants. If such an exemption were required and not granted, the Company's application would not be considered concurrently with those of the other three remaining applicants and could be dismissed.

     The Communications Act prohibits the issuance of a license to a foreign government or a representative thereof, and contains limitations on the ownership of common carrier, broadcast, and certain other radio licenses by non-U.S. citizens. Pursuant to the Licensing Rules, the licensees will be permitted to choose whether they wish to be classified as broadcasters, common carriers or private carriers. As a private carrier, the Company would not be subject to the current provisions of the Communications Act restricting ownership in the Company by non-U.S. private citizens or organizations. Further, as a private carrier, the Company would be free to set its own prices and serve customers according to its own business judgment, without economic regulation.

     The foregoing discussion reflects the application of current communications law, FCC regulations and international agreements to the Company's proposed service in the United States. Changes in law, regulations or international agreements relating to communications policy generally or to matters affecting specifically the services proposed by the Company could adversely affect the Company's ability to obtain its FCC License or the manner in which its proposed service would be regulated. Further, actions of the FCC are subject to judicial review and there can be no assurance that if challenged, such actions would be upheld.

  Other Regulatory Matters

     The Company's business operations as presently contemplated may require a variety of permits, licenses and authorizations from governmental authorities other than the FCC, but the Company has not identified any such permit, license or authorization that it believes could not be obtained in the ordinary course of business.

PERSONNEL

     As of December 31, 1996, the Company had three employees, of whom one was involved in technology development, one in business development and one in administration. In addition, the Company relies upon a number of consultants and other advisors. After receipt of the FCC License, the Company expects to increase the number of its employees to approximately twenty-five, of whom nine are expected to be involved in technical development, ten in business development and six in administration. See "Forward-Looking Statements." The extent and timing of the increase in staffing will depend on the availability of qualified personnel and other developments in the Company's business. None of the Company's employees are represented by a labor union, and the Company believes that its relationship with its employees is good.

FINANCIAL CONSULTANTS

     Pursuant to an agreement dated October 21, 1992 (the "Agreement"), the Company retained the services of Batchelder & Partners, Inc., a financial advisory firm ("Batchelder"), to provide certain financial consulting services to the Company. The Agreement provides, among other things, for the payment in cash to Batchelder of (i) $25,000 per month during the term of the Agreement and
(ii) fees equal to (A) two percent (2%) of the gross proceeds from each equity financing (other than equity financings to existing shareholders of the Company on the date of the Agreement and certain equity financings before December 15,
1992) and (B) one percent (1%) of the gross proceeds from each debt financing, during the term of the Agreement and for a period of two years following termination of the Agreement by the Company. During the three-month period ending December 31, 1994, Batchelder agreed to waive all financial consulting fees payable under the Agreement. In addition, pursuant to the Agreement, the Company has granted an option to Batchelder to purchase 260,000 shares of Common Stock at a price of $6.25 per share as follows: 60,000 shares upon execution of the Agreement and four 50,000 share increments upon the successful completion of equity and/or debt financings of certain specified amounts during the term of the Agreement and for a period of two years following termination of the Agreement by the Company. Each option expires three years from the date such option becomes exercisable. The option to purchase 60,000 shares granted to Batchelder upon execution of the Agreement expired unexercised on October 21, 1995. The Agreement is terminable by either the Company or Batchelder upon notice to the other party. Since inception of the Agreement, Batchelder has earned $1,178,063 in consulting fees. Additionally, Batchelder has earned equity financing fees of $149,400 in connection with private placements of 1,494,000 shares of Common Stock of the Company at an aggregate offering price of $7,470,000, fees of $129,194 in connection with the Company's public offering of units in 1994 and fees of $92,261 in 1996 in connection with the exercise of warrants to purchase the Company's Common Stock. No additional options to purchase shares of Common Stock became exercisable by Batchelder on the closing of the Company Offering. Batchelder purchased 200,000 shares in the Company's initial public offering at the initial public offering price.

     The foregoing is a summary of the principal terms of the agreement described above and does not purport to be complete. Reference is made to the copies of such agreement, which is filed as an exhibit hereto.

RISK FACTORS

     Prospective investors should consider carefully the following factors, as well as all of the other information set forth herein, in evaluating an investment in the Company's Common Stock.

  Development Stage Company; Continuing Losses

     The Company's proposed service, CD Radio, is in its initial stage of development. Since its inception, the Company's activities have been concentrated on applying for necessary licenses, technology development, strategic planning, and market research. The Company has incurred aggregate net losses of approximately $18,535,860, from its inception on May 17, 1990 through December 31, 1996, including net losses of approximately $2,830,595 or $0.29 per share, during the year ended December 31, 1996. The Company anticipates that it will not achieve any revenue from operations until the second half of 1999 at the earliest, and that revenue from operations, if and when achieved, will not be sufficient to cover operating expenses until the second half of 2000 at the earliest. The ability of the Company to begin to achieve profitability will depend upon a number of factors, including timely receipt of all necessary FCC authorizations, successful and timely construction and deployment of its satellite system, the development and manufacture of satellite radios by consumer electronics manufacturers and the successful marketing of CD Radio. There can be no assurance that any of the foregoing will be accomplished, that CD Radio will be placed in operation, that the Company will attain a satisfactory market share or that the Company will achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Need for Substantial Additional Financing

     The FCC has scheduled an auction among the four existing applicants to auction two FCC Licenses on April 1, 1997. The Company believes it has sufficient working capital to fund its planned operations through the receipt of the FCC License. From the date the FCC License is received, approximately $500 million or more will be required to complete the construction and launch of the Company's satellite system and to fund its first full year of operations, assuming the FCC License is received in the first half of 1997. See "Forward-Looking Statements." The amount does not include the amount to be paid by the Company for the FCC License in the auction. Additional funds, however, would be required in the event of delay, cost overruns, launch failure or other adverse developments. The Company anticipates funding its projected cash requirements through the completion of additional public or private equity and debt financings. The Company does not have financing commitments in place sufficient to fund the implementation of CD Radio service, and there can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources." Failure to secure necessary financing on a timely basis could result in delays and increases in the cost of satellite construction or launch or other activities necessary to put CD Radio in operation, could cause the Company to default on its commitments to its satellite construction or launch contractors or others, could render the Company unable to put CD Radio in operation and could force the Company to discontinue operations or seek a purchaser. See "-- Risk of Delay; Effect of Delay on Financing Requirements." The issuance by the Company of additional equity securities could cause substantial dilution of the existing stockholders' interest in the Company.

  Risk of Delay; Effect of Delay on Financing Requirements

     The Company is currently targeting the second half of 1999 for the commencement of CD Radio. The Company's ability to meet that objective will depend on several factors, including receipt of the FCC License by the first half of 1997. There can be no assurance as to whether or at what date the FCC License will be received. A significant delay in the timely development, construction, launch and commencement of operation of CD Radio could have a material adverse effect on the Company. Delay could result from a variety of causes, including delays associated with FCC authorizations, inability to obtain necessary financing in a timely manner, delays in design, development, construction or testing of satellites, the national broadcast studio or other aspects of the CD Radio system, changes of technical specifications, delay in commercial availability of satellite radios, failure of the Company's vendors to perform as anticipated or a delayed or unsuccessful satellite launch. During any period of delay, the Company would continue to have significant cash requirements, including capital expenditures, administrative and overhead costs, contractual obligations and debt service that could materially increase the aggregate amount of funding required to complete the preparations necessary to permit the Company to commence operating CD Radio. Financing may not be available on favorable terms or at all during periods of delay. Delay also could cause the Company to be placed at a competitive disadvantage in relation to competitors who succeed in beginning operations earlier than the Company, or prevent the Company from putting CD Radio into service.

  Government Regulation; No Assurance of FCC License

     The receipt of an FCC License to construct, launch and operate its satellites is a prerequisite to the Company's ability to offer CD Radio. The Company must bid in an auction for the FCC License and there is no assurance that the Company will be successful in the auction or that the cost of the FCC License will not be material.

     Changes in ownership of the Company's stock since the cutoff date for satellite radio license applications, including the sale of the shares of Common Stock in the Company's initial public offering, required the Company to obtain an exemption from the FCC to permit the Company's license application to be processed concurrently with those of the other three applicants. The Company applied for such an exemption on February 2, 1994, and the FCC released a ruling granting the request on June 8, 1994, conditioned on the current stockholders and officers of the Company remaining in actual control of Satellite CD Radio, Inc. Additional equity financings and sales of common stock by persons who were shareholders on the cutoff date could also result in further changes in ownership of the Company's stock and could require the Company to obtain an exemption from the FCC to permit the Company's license application to be processed concurrently with those of the other three applicants. If such an exemption were required and not granted, the Company's application would not be considered concurrently with those of the other three remaining applicants and could be dismissed.

     In addition to its general authority over satellite operations, the FCC regulates two types of satellite communications activities: common carriage and broadcasting. Common carriers offer their customers the ability to transmit messages of the customer's own choosing and are subject to economic regulation and alien ownership rules. Broadcasters are not subject to economic regulation, but are subject to certain content, reporting and alien ownership rules. Pursuant to the Licensing Rules, the licensees will be permitted to choose whether they wish to be classified as broadcasters, common carriers or private carriers. As a private carrier, the current provisions of the Communications Act restricting ownership in the Company by non-U.S. private citizens or organizations would not apply to the Company, and the Company would not be subject to economic regulation.

     Changes in law, FCC regulations or international agreements relating to communications policy generally or to matters relating specifically to the services proposed by the Company could affect the Company's ability to obtain its FCC License or the manner in which its proposed service would be regulated. See "Business -- Government Regulation."

  Proposed 5% Delayed Convertible Preferred Stock

     The Company's Board of Directors has authorized the sale of 5% Delayed Convertible Preferred Stock ("5% Preferred Stock") and the Company has received commitments to purchase a substantial amount of 5% Preferred Stock, subject to certain conditions, including conditions involving the results of the auction for the FCC license. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The terms of the 5% Preferred Stock provide that it is convertible to Common Stock at discounts from future market prices of the Common Stock, which could result in substantial dilution to holders of Common Stock. The terms of issuance of the 5% Preferred Stock also require payments in the amount of 3% of the aggregate liquidation preference per month if the Company fails within certain prescribed periods, to increase the number of authorized shares of Common Stock; to reserve a number of shares of Common Stock for issuance upon conversion of the 5% Preferred Stock equal to 1.5 times the number of shares into which the 5% Preferred Stock is convertible from time to time; to obtain any governmental approvals necessary for the conversion of 5% Preferred Stock; or to maintain an effective registration statement under the Securities Act of 1933 with respect to the resale of Common Stock issuable upon conversion of the 5% Preferred Stock. The terms of the 5% Preferred Stock also require the Company to repurchase some or all of the 5% Preferred Stock upon the occurrence of certain specified events. If payment or repurchase obligations were to arise under the terms of the 5% Preferred Stock, the Company's financial condition could be materially adversely affected.

  Reliance on Unproven Technology

     The CD Radio system is designed to use two satellites in geosynchronous orbit that transmit identical signals to a new generation of satellite radios in cars and trucks. The Company has conducted satellite simulation testing and demonstrations of CD Radio with a prototype satellite receiver installed in an automobile. The satellite system and other aspects of the CD Radio service, however, will use certain technology that has yet to be tested using orbiting satellites or a satellite radio suitable for commercial production. While management believes that the technology developed by the Company will allow the service to operate as planned, there can be no assurance that the CD Radio system will function as currently contemplated. See "Business -- Satellite Radios" "Business -- The Satellites" and "Business -- Technology Trademarks and Patents."

  Dependence upon Satellites and Contractors; Risk of Launch Failure

     The Company's business will depend upon the successful construction and launch of its satellites which will be used to transmit CD Radio. The Company will rely upon its satellite vendor, Space Systems/Loral, for the timely delivery of its satellites. Failure of Space Systems/Loral to deliver functioning satellites in a timely manner could materially adversely affect the Company's business.

     The Company is also dependent on its satellite launch vendor, Arianespace, for the construction of launch vehicles and the successful launch of its satellites. Satellite launches are subject to significant risks, including satellite destruction or damage during launch or failure to achieve proper orbital placement. According to an insurance industry source, approximately 15% of insured commercial satellite launches by all launch contractors since 1965 have resulted in total loss. Launch failure rates vary from period to period and from contractor to contractor. While past experience is not necessarily indicative of future performance, Arianespace has advised the Company that as of March 18, 1997 it has successfully completed 81 of 86 launches (approximately 94%) since beginning commercial operations in 1984. See "Business -- The Satellites." Satellites also could be defective or could be damaged or fail in orbit. As part of its risk management program, the Company plans to construct a third (back-up) satellite and to obtain insurance covering failed launch vehicle replacement. The launch of a replacement satellite would delay the commencement or continuation of the Company's operations for not less than six months, which could have an adverse effect on the demand for the Company's services, as well as the Company's revenues and results of operations. The launch or in-orbit failure of two of the Company's satellites could delay the commencement or continuation of the Company's operations for three years or more, which would have a material adverse effect on the Company.

  Uncertain Market Acceptance

     There are currently no satellite radio services such as CD Radio in commercial operation in the United States. As a result, the extent of the potential demand for such services and the degree to which the Company's proposed service will meet that demand cannot be estimated with certainty, and there can be no assurance that there will be sufficient demand for CD Radio service to enable the Company to achieve profitable operations. The success of CD Radio in gaining market acceptance will be affected by a number of factors beyond the Company's control, including consumers' willingness to pay subscription fees to obtain satellite radio broadcasts, the cost, availability and consumer acceptance of satellite radios, marketing and pricing strategies of competitors, development of alternative technologies and general economic conditions. See "Business -- The Radio Market" and "Business -- Competition."

  Unavailability of Satellite Radios

     The Company's business strategy requires that subscribers to CD Radio purchase satellite radios to receive the service. See "Business -- Satellite Radios." Satellite radios are not currently commercially available and the Company is unaware of any manufacturer currently developing such radios for commercial sale. The ultimate success of the Company's service will therefore depend in significant part on the willingness of at least one consumer electronics manufacturer to develop and manufacture these radios. Although the Company intends to foster the development of commercially available satellite radios, there can be no assurance that a manufacturer will develop such radios in a timely manner or at all, or that if commercially developed such radios will be affordable in price. The failure of one or more consumer electronics manufacturers to develop satellite radios for commercial sale in a timely manner would have a material adverse effect on the Company's business. See "Business -- Satellite Radios" and "Business -- Technology Patents and Trademarks".

  Music Royalty Payments

     In connection with its proposed music programming, the Company will be required to negotiate and enter into royalty arrangements with copyright owners of sound recordings and with performing rights societies, such as the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and with recording owners under the Digital Recordings Act of 1995. The amount of these royalties is yet to be negotiated and there can be no assurance that any royalty arrangements negotiated by the Company will be on terms favorable to the Company. See "Business -- The CD Radio Service."

  Development of Business and Management of Growth

     The Company has not yet commenced CD Radio service. To operate successfully, the Company must develop and implement systems for operational and financial management, programming, marketing, subscriber registration and management, billing and collection of subscriber fees and other functions, and must hire and train personnel to perform these functions. The Company expects to experience significant and rapid growth in the scope and complexity of its business as it proceeds with the development of its satellite radio system and the commencement of CD Radio service. Growth is likely to place a substantial strain on the Company's management, operational, financial and accounting resources. Failure to develop and implement effective systems for the performance of all of the functions necessary to the effective provision of its service and management of its subscriber base and business, and failure to manage growth effectively, would have a material adverse effect on the Company's business.

  Competition

     The Company will be seeking market acceptance of its proposed service in a new, untested market and will compete with established conventional radio stations, which do not rely on subscription fees for their operations. Many radio stations also offer information programming of a local nature such as local news or traffic which the Company will be unable to offer. The Company also expects to compete directly with one other satellite radio operator. See "Forward-Looking Statements." A total of four proposed satellite radio operators, including the Company, have applied to be licensed by the FCC. See "Business -- Government Regulation." At least one of these prospective satellite radio operators, American Mobile Satellite Corporation, which is principally owned by the Hughes division of General Motors has financial, management and technical resources which greatly exceed those of the Company. See
"Business -- Competition."

  Dependence on Chief Executive Officer

     The Company is highly dependent during its development phase on the services of David Margolese, Chairman and Chief Executive Officer, who is responsible for the Company's operations and strategic planning. The loss of the services of Mr. Margolese during the development stage of the Company could have a material adverse effect upon the business and prospects of the Company. See "Business -- Government Regulation" and "Directors and Executive Officers of the Company."

  Proposed Business Dependent Upon Regulatory Approval

     The Company has concentrated its efforts on the development and preparation of its proposed service, CD Radio. The timely receipt of an FCC License to construct, launch and operate its satellites is a prerequisite to the Company's ability to offer CD Radio. If the Company is not a winning bidder in the auction, the Company would be forced to identify an alternative business plan and use for any remaining capital resources. Such an alternative plan could involve a change in focus to a related or unrelated business activity, or dissolution of the Company. No consideration has been given to any alternative activity or use of funds. There can be no assurance that the Company would be able to identify or effectively pursue any such alternative in a manner that would benefit the Company or its stockholders.

  Uncertain Patent Protection

     The Company has been granted certain U.S. patents covering various types of satellite radio technology. There can be no assurance, however, that the Company's U.S. patents will not be challenged, invalidated or circumvented by others. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or to determine the scope and validity of other parties' proprietary rights, and there can be no assurance of success in any such litigation.

     Although the Company believes that patent protection may provide benefits to the Company, the Company does not believe that its business is dependent on obtaining patent protection or successfully defending any such patents against infringement by others.

  Limited Prior Public Market; Potential Volatility of Stock Price

     The Company's Common Stock has been traded on the NASDAQ Small Cap Market since September 13, 1994. There can be no assurance that an active public market will continue for the Common Stock, or that the market price for the Common Stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of the Company and its industry and general economic and market conditions. The trading price of the Common Stock could be subject to wide fluctuations in response to announcements of business and technical developments by the Company or its competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of development stage companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of the Common Stock.

  Possible Delisting of Common Stock from NASDAQ; Possible Adverse Effect on Trading Market

     The Common Stock is quoted on the NASDAQ Small Cap Market. There are a number of continuing requirements that must be met in order for the Common Stock to remain eligible for quotation on the NASDAQ Small Cap Market. In order to continue to be quoted on NASDAQ, a company must maintain $2 million in total assets, a $200,000 market value of the public float and $1 million in total capital and surplus. In addition, continued quotation requires two marketmakers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such a minimum bid, it will remain eligible for continued quotation on NASDAQ if the market value of the public float is at least $3 million and the company has $2 million in capital and surplus. The failure to meet these maintenance criteria in the future could result in the delisting of the Company's Common Stock from NASDAQ. In such event, trading, if any, in the Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock. In November 1996, NASDAQ approved changes to its quantitative and qualitative standards for issuers listing on NASDAQ, subject to public comment and approval by the Commission. Among the proposed changes are the elimination of the alternative test for issuers failing to meet the minimum bid price of $1.00, an increase in the quantitative standards for both the NASDAQ National Market and the NASDAQ SmallCap Market, and the corporate governance requirements applicable to the NASDAQ National Market would be applicable to the NASDAQ SmallCap Market.

     In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock were less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the shares of Common Stock and thereby have a material adverse effect on the trading market for the securities.

  Possible Adverse Effect of State Blue Sky Restrictions on Secondary Trading of Common Shares

     The Company believes that its Common Stock is eligible for sale on a secondary market basis in most states based on various exemptions to state qualification requirements. Limitations on, or the absence of those exemptions, will under certain circumstances restrict the ability of a holder to transfer the Common Stock to non-institutional buyers in some states. This could adversely affect the liquidity of the Common Stock.

  Anti-takeover Provisions

     The Company's Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. Any issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock. The Company has received commitments to purchase convertible preferred stock, convertible into shares of common stock. and such issuance could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company may become subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company or adversely affect the market price of the Company's Common Stock. In addition, the severance provisions of employment agreements with certain members of the Company's management provide for payments that could discourage an attempted change in control of the Company.

ITEM 2. PROPERTIES

     The Company's executive offices are located at Sixth Floor, 1001 22nd Street, N.W., Washington, D.C. 20037, and are leased pursuant to a lease agreement that will expire October 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

     In May 1994, the Company received a letter claiming that the Company's logo is confusingly similar to the registered trademark of a company engaged in the sale of pre-recorded music, and that the Company's continued use of its logo may constitute infringement of such mark. No claim of damages has been asserted and the Company knows of no basis for the assertion of any damages with respect to the use of its logo. At the present time, the Company does not have sufficient information to assess the likelihood of success in any action that may arise in connection with the claim. If the claim is adversely determined, the Company does not believe that the loss of its logo would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.