Form 10-K405/A
period 1996-12-31
CD RADIO INC
filed 1997-05-14
CIK 908937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-24710

                                 CD RADIO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                     52-1700207
           (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
 SIXTH FLOOR, 1001 22ND STREET, N.W. WASHINGTON,                     20037
                       D.C.
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 296-6192

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                            ON WHICH REGISTERED
              -------------------                           ---------------------
                     None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

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

 3.  Opera
     Experience the drama and speqctacle of the greats. Verdi, Puccini and Wagner.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Common Stock began trading on the NASDAQ SmallCap Market on September 13, 1994 under the symbol "CDRD" and has been trading there since that time. The following table sets forth the high and low closing bid price for the Common Stock, as reported by NASDAQ, for the periods indicated below. The prices set forth below reflect interdealer quotations, without retail markups, markdowns, fees or commissions and do not necessarily reflect actual transactions.

                                                                              HIGH          LOW
                                                                            --------      -------
    Year Ended December 31, 1996
         First Quarter....................................................   9  1/8        2 15/16
         Second Quarter...................................................  13  3/4        7  1/8
         Third Quarter....................................................   9  5/8        6  3/4
         Fourth Quarter...................................................   8  1/2        3 7/16

    Year Ended December 31, 1995
         First Quarter....................................................   4  5/8        1  7/8
         Second Quarter...................................................   3 15/16       2  5/8
         Third Quarter....................................................   4  5/8        2 15/16
         Fourth Quarter...................................................   4  3/8        2 15/16

    Year Ended December 31, 1994
         Third Quarter (commencing September 13, 1994)....................   4  1/2        3  3/4
         Fourth Quarter...................................................   3  7/8        1  5/8

     On March 12, 1997, the closing bid price of the Company's Common Stock on NASDAQ was $6.875 per share. At March 12, 1997, there were approximately 102 record holders of the Company's Common Stock. The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the Company set forth below with respect to the statements of operations for the years ended December 31, 1994, 1995 and 1996 and with respect to the balance sheets at December 31, 1995 and 1996 are derived from the consolidated financial statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants, included in Item 8 of this filing. The selected consolidated financial data for the Company with respect to the balance sheets at December 31, 1992, 1993, and 1994 and with respect to the statement of operations data for the years ended December 31, 1992 and 1993, are derived from audited consolidated financial statements, which are not included herein. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          STATEMENT OF OPERATIONS DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                   1992       1993       1994       1995       1996
                                                  -------    -------    -------    -------    -------
Operating revenues.............................   $    --    $    --    $    --    $    --    $    --
Net loss.......................................   $(1,551)   $(6,568)   $(4,065)   $(2,107)   $(2,831)
Net loss per share.............................   $  (.23)   $  (.79)   $  (.48)   $  (.23)   $  (.29)
Weighted average common shares and common share
  equivalents outstanding......................     6,715      8,284      8,398      9,224      9,642

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                   DECEMBER 31
                                              ------------------------------------------------------
                                               1992       1993        1994        1995        1996
                                              -------    -------    --------    --------    --------
Cash and cash equivalents..................   $ 1,883    $   777    $  3,400    $  1,800    $  4,584
Working capital (deficit)..................   $ 1,399    $  (250)   $  2,908    $  1,741    $  4,442
Total assets...............................   $ 2,292    $ 1,663    $  3,971    $  2,334    $  5,065
Deficit accumulated during the
  development stage........................   $(2,965)   $(9,533)   $(13,598)   $(15,705)   $(18,536)
Stockholders' equity (deficit)(1)..........   $ 1,791    $   505    $  3,431    $  1,991    $  4,898

---------------
(1) No cash dividends were declared or paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for CD Radio, initiation of discussions with radio manufacturers and automakers, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards and specifications, development of a mobile demonstration program and securing adequate working capital. The Company has been unprofitable to date and expects to continue to incur substantial losses through at least the first full year of CD Radio service. Since its inception, the Company has not derived any revenues from operations and does not expect to generate any revenues from operations prior to the commencement of CD Radio, which is not expected to occur before the second half of 1999 at the earliest. In order to commence CD Radio service, the Company will require the FCC License and substantial additional funds to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations.

     The FCC has scheduled an auction among the four existing applicants to auction two FCC Licenses on April 1, 1997. The Company believes it has sufficient working capital to fund its planned operations through the receipt of the FCC License. Upon receipt of the FCC License in the auction, the Company will require substantial additional financing in connection with the purchase price of the FCC License and to complete the construction and launch of its satellite system and to fund the first full year of CD Radio service.

RESULTS OF OPERATIONS

  1996 Compared to 1995

     The Company recorded net losses of $2,831,000 ($.29 per share) and $2,107,000 ($.23 per share) for the years ended December 31, 1996 and 1995, respectively. The Company's total operating expenses were $2,930,000 in 1996 compared to $2,230,000 in 1995.

     Legal, consulting and regulatory fees increased in 1996 to $1,582,000 from $1,046,000 in 1995, as the result of increased efforts to obtain the FCC License.

     Research and development costs were $117,000 in 1996, compared with $122,000 in 1995. Non-recurring costs associated with the design and development of the CD Radio demonstration system were substantially completed in 1993. Costs incurred in subsequent years relate to the operations of the demonstration system, including leasing satellite time, taking transmission measurements, and testing multipath fading.

     Other general and administrative expenses increased in 1996 to $1,231,000 from $1,062,000 in 1995. The increase is due to the Company requiring general administrative support for the effort to obtain the FCC License.

     Interest income decreased to $113,000 in 1996 from $143,000 in 1995 as a result of the Company having a higher average cash balance in 1995. Proceeds relating to the exercise of stock warrants were not received until late 1996 and therefore, did not generate a significant amount of interest income. Interest expense decreased from $20,000 in 1995 to $13,000 in 1996 as a result of the Company repaying a promissory note due to an officer of the Company in 1996.

  1995 Compared to 1994

     The Company recorded net loss of $2,107,000 ($.23 per share) and $4,065,000 ($.48 per share) for the years ended December 31, 1995 and 1994, respectively. The Company's total operating expenses were $2,230,000 in 1995 compared to $4,076,000 in 1994.

     Legal, consulting and regulatory fees decreased from $1,245,000 in 1994 to $1,046,000 in 1995 as the Company continued to reduce costs while awaiting action by the FCC on the Company's application for an FCC License.

     Other general and administrative expenses also decreased from $2,455,000 in 1994 to $1,062,000 in 1995 reflecting a reduction of costs such as payroll, rent and compensation expense in connection with issuance of stock options.

     The Company completed the majority of the research and development necessary for product development prior to FCC licensing by 1994 which was reflected in the decrease of research and development costs from $375,000 in 1994 to $122,000 in 1995.

     The increase in interest income from $51,000 in 1994 to $143,000 in 1995 was the result of a higher average cash balance in 1995. The cash and cash equivalents on hand were originally obtained from the Company's initial public offering in September 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of approximately $4,442,000, compared to $1,741,000 at December 31, 1995. The increase in working capital was primarily the result of proceeds approximating $4.6 million received from the exercise of common stock warrants in 1996. Should the Company receive its FCC License, the Company will require substantial additional financing to complete the construction and launch of its satellite system and to fund the first full year of CD Radio service.

     The Company estimates that upon receipt of the FCC License it will require cash in the aggregate amount of at least $500 million, plus the cost of the FCC License, to fund the construction and launch of the Company's satellites and the commencement of CD Radio and to provide cash reserves for the first year of service.

     The Company believes that its working capital is sufficient to fund planned operations through the auction for the FCC License. There can be no assurance, however, that the Company's actual cash requirements will not exceed its anticipated pre-auction cash requirements, that additional cash requirements will not arise or that additional financing will not be required prior to the receipt of the FCC License should the auction be delayed. Upon receipt of the FCC License, the Company intends to seek additional financing through further debt and equity financings. However, there can be no assurance that the Company will be able to raise additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. If such financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in commencement of its operations and increased costs.

     The Company's estimated cash requirements do not include any amounts that the Company may be required to pay to receive an FCC License in the auction. There can be no assurance that the Company will be a successful bidder in the FCC auction, and the Company is unable to predict the amount that the Company may be required to pay to receive an FCC License by being a successful bidder in an auction. The winning bidders in the FCC Auction will be required to deposit 20 percent of the amount of the winning bid within ten business days after the close of the auction, and to pay the balance of the winning bid after revised license applications are finalized and assuming petitions to deny the License are dismissed. See "Business -- Government Regulation." The Company has submitted a deposit of $3 million to the FCC, which will be applied against the 20 percent deposit requirement if it is a winning bidder, and which will be returned if it is not a winning bidder.

     The Company's estimates of its cash requirements are forward looking statements that involve a number of risks and uncertainties. Such estimates assume that the FCC License is received by the first half of 1997, that operation of CD Radio commences in the second half of 1999 and do not include the price that the Company will have to pay for the FCC License in the auction. The Company's actual future cash requirements will depend upon numerous factors, including the costs associated with the construction and deployment of the satellite system and the rate of growth of its business subsequent to commencing service. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses, or to pay the cost of the FCC License in the auction.

     The Company anticipates funding its projected cash requirements through the completion of additional debt and equity financings. There can be no assurance that the Company will be able to obtain financing on favorable terms, if at all, or that it will be able to do so on a timely basis.

     The Company's Board of Directors has authorized the sale pursuant to a private placement of 5% Delayed Convertible Preferred Stock, convertible to common stock at conversion prices based on discounts to future market prices. The Company announced commitments to purchase $62.5 million in 5% Preferred Stock in October 1996, and has received additional commitments since that time. The purpose of the sale is to finance the payment of the purchase price for the FCC License and for working capital prior to the completion of subsequent financings if the Company is the winning bidder for the FCC License. There can be no assurance that the amount of the commitment will be sufficient to permit the Company to submit the winning bid for the FCC License. Closing the sale of Preferred Stock is subject to a number of conditions, including conditions relating to the Company's application for the FCC License, and the agreement contains limitations on the Company's use of proceeds and other corporate actions. There can be no assurance that the agreement for this transaction will not be amended or terminated, or that any of the Preferred Stock will be sold pursuant thereto. Failure to close the sale of the Preferred Stock could result in a default by the Company of payment obligations relating to the FCC License.

     The Company's Chairman and Chief Executive Officer and a principal stockholder have from time to time advanced funds to the Company for use as working capital and to enable the Company to satisfy cash requirements. As of December 31, 1995, approximately $273,000, was owed to the Company's Chairman and Chief Executive Officer for a loan made and accrued interest thereon. Such loan was repaid in 1996.

  5% Delayed Convertible Preferred Stock

     On March 19, 1997, the Board of Directors authorized the issuance of up to 8,000,000 shares of the 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock"), and the Company has received substantial commitments from investors to purchase the 5% Preferred Stock subject to the satisfaction of certain conditions, but as of March 31, 1997, none has been issued or sold. Set forth below is a brief description of the 5% Preferred Stock.

     Dividends. Each share of the 5% Preferred Stock is entitled to receive dividends at the rate of $1.25 per annum, payable semi-annually on April 15 and October 15 of each year, in preference to any payment made on any other shares of capital stock of the Company. Any dividend payable on the 5% Preferred Stock may be paid, at the option of the Company, either (i) in cash or (ii) by adding the amount of such dividend to the Liquidation Preference (as defined below). Each share of the 5% Preferred Stock is also entitled to a liquidation preference of $25 per share, plus all accrued but unpaid dividends (the "Liquidation Preference"), in preference to any other class or series of capital stock of the Company. Other than the consent rights described below with respect to certain corporate actions, and except as otherwise provided by applicable law, holders of the 5% Preferred Stock have no voting rights.

     Conversion. The 5% Preferred Stock is convertible into shares of Common Stock at any time, provided that the Company is not obligated to honor any request for conversion of the 5% Preferred Stock at any time certain governmental approvals of the issuance of the Common Stock upon such conversion have not been obtained. If such approvals (other than with respect to a holder or group of holders holding more than 50% of the voting securities of the Company) are not obtained by 360 days after the First Closing date, the Company shall, at the request of any holder, repurchase the shares of the 5% Preferred Stock held by such holder at a purchase price per share equal to the sum of the Liquidation Preference plus any other cash payments due to such holder ("Cash Payments"), divided by 72.125% (the "Maximum Price"). The number of shares of Common Stock issuable upon conversion of the shares of the 5% Preferred Stock will equal the Liquidation Preference of the shares being converted plus any Cash Payments divided by the then-effective conversion price applicable to the Common Stock (the "Conversion Price"). The Conversion Price, as of any date up to and including November 15, 1997, is determined in accordance with a formula based on market prices of the Common Stock or actual prices at which the converting holder sold the Common Stock, in either case multiplied by an amount equal to 1 minus the Applicable Percentage. At any date after November 15, 1997, the Conversion Price is determined in accordance with a formula based on market prices of the Common Stock between October 15, 1997 and November 15, 1997, market prices of the Common Stock during the three consecutive trading days immediately preceding the date of conversion or actual prices at which the converting holder sold the Common Stock, in any case multiplied by 72.125%. The Applicable Percentage is as follows:

CONVERSION AFTER THE
   FOLLOWING DATE                APPLICABLE PERCENTAGE
--------------------             ---------------------
       4/15/97                          14.375%
       5/15/97                          18.125%
       6/15/97                          19.875%
       7/15/97                          21.625%
       8/15/97                          23.250%
       9/15/97                          24.875%
      10/15/97                          25.000%
      11/15/97                          27.875%

The 5% Preferred Stock is at all times subject to adjustment for customary anti-dilution events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Common Stock. Three years or more after the date of original issuance of the 5% Preferred Stock, the Company may require the holders of the 5% Preferred Stock to convert such shares into Common Stock at the then applicable Conversion Price and all Cash Payments due on a date specified in the notice of forced conversion. However, the conversion shall not occur if the Company has commenced bankruptcy proceedings, ceased operations or shall be in default for money borrowed in excess of $50 million.

     Required Redemption. The Company must also reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the 5% Preferred Stock, at least such number of its Common Stock that is the greater of (i) 10 million shares and (ii) 1.5 times the number as shall from time to time be sufficient to effect the conversion of all outstanding shares of the 5% Preferred Stock. The Company has agreed to take such corporate action necessary to increase its number of authorized shares of Common Stock to at least 100 million shares on or before the 90th calendar day after the First Closing. If the Company does not have sufficient shares of Common Stock reserved to effect such conversion and fails to take such corporate action necessary to authorize or reserve sufficient shares of Common Stock, then at any time at the request of any holder of shares of the 5% Preferred Stock, the Company shall purchase from such holder the number of shares of the 5% Preferred Stock equal to such holder's pro-rata share of the number of shares of the 5% Preferred Stock that would not be able to be converted due to an insufficient number of shares of Common Stock reserved for such purpose at the Maximum Price. In addition, if prior to the earlier of April 21, 1998 or the closing of a Qualifying Offering (as defined below), the FCC awards more than two licenses permitting the licensee to provide satellite digital audio radio services and more than two licensees commence or announce an intention to commence satellite digital audio radio services, then upon the request of the holders of more than one-third of the outstanding shares of the 5% Preferred Stock, the Company shall purchase one-half of the shares of the 5% Preferred Stock held by each requesting shareholder at a purchase price per share equal to the sum of the Liquidation Preference plus any Cash Payments divided by 1 minus the Applicable Percentage. If a reorganization occurs, each holder of the 5% Preferred Stock may require the Company to redeem the 5% Preferred Stock at the Maximum Price. A Reorganization is defined as any reorganization or any reclassification of the Common Stock or other capital stock of the Company or any consolidation or merger of the Company with or into any other corporation or corporations or a sale of all or substantially all of the assets of the Company. If the holder chooses not to require the Company to redeem such holder's shares, the shares will be convertible into the number of shares or other property to which a holder of the number of shares of Common Stock deliverable upon conversion of such share of 5% Preferred Stock not so redeemed would have been entitled upon the reorganization.

     Redemption. The 5% Preferred Stock may be redeemed in whole but not in part at the Maximum Price by the Company at any time beginning on the date that is 10 months after the date of original issuance of the 5% Preferred Stock, plus one day for each day during which (x) a registration statement has not been declared effective with respect to the Common Stock issuable upon conversion of the 5% Preferred Stock by the 90th calendar day after the original issuance of the 5% Preferred Stock or (y) any such registration statement is suspended or the related prospectus is not current, complete or otherwise usable. The Company may not exercise its right of redemption unless (i) the average closing price of the Common Stock as reported in the Wall Street Journal for the 20 consecutive trading days prior to the notice of redemption shall equal or exceed $18 per share (subject to adjustments) and (ii) the shares of Common Stock issuable upon conversion of the 5% Preferred Stock are registered for resale by an effective registration under the Securities Act of 1933, as amended. The Company also may redeem the 5% Preferred Stock in whole but not in part at the Maximum Price if the Company sells Common Stock for cash in an amount not less than $100 million in a registered underwritten public offering prior to October 15, 1997 ("Qualifying Offering").

     Dilution of Common Stock. The exact number of shares issuable upon conversion of all of the 5% Preferred Stock cannot currently be estimated but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. The holders of Common Stock ownership interest will be materially diluted by conversion of the 5% Preferred Stock, which dilution will depend on, among other things, the future market price of the Common Stock and conversion elections made by holders of the 5% Preferred Stock. The terms of the 5% Preferred Stock do not provide for any limit on the number of shares of Common Stock which the Company may be required to issue in respect thereof.

     Cash Payments. The private placement agreement relating to the sale of the 5% Preferred Stock specifies certain circumstances in which the Company must make a cash payment to each holder of the 5% Preferred Stock (or underlying securities issued or issuable upon conversion of the 5% Preferred Stock). The Company must make a cash payment equal to 3% of the Liquidation Preference per month to each holder if the Company fails: (i) within 90 days of the date of the First Closing to increase the number of authorized shares of Common Stock to at least 100 million shares; (ii) within 90 days of the date of the First Closing to file and cause to be declared effective a registration statement under the Securities Act of 1933 with respect to the resale of Common Stock issuable upon conversion of the 5% Preferred Stock; (iii) within 90 days of the date of the First Closing to obtain any governmental approvals necessary for the conversion of the 5% Preferred Stock; (iv) to honor any request for conversion of the 5% Preferred Stock except as permitted by the terms and conditions of the 5% Preferred Stock; or (v) to maintain the listing of the Common Stock on Nasdaq, the New York Stock Exchange or the American Stock Exchange. A similar cash payment must be made if, after effecting a registration statement with respect to the resale of Common Stock issuable upon conversion of the 5% Preferred Stock, the use of the prospectus is suspended for more than 60 cumulative days in the aggregate in any twelve month period. In addition, if the Company fails at any time to reserve a sufficient number of shares of Common Stock for issuance upon conversion of the 5% Preferred Stock, it must make a cash payment equal to 3% of the Liquidation Preference (proportionately reduced by the amount of shares that are so authorized and reserved) per month to the holders of the 5% Preferred Stock. The private placement agreement also provides that prior to the completion of a Qualifying Offering, the Company may not undertake to conduct any debt or equity financing that is not pari passu or junior to the 5% Preferred Stock in seniority, structure and maturity.

     Consent of the holders of a majority of the 5% Preferred Stock is required before the Company may take certain corporate actions or pay dividends on Common Stock and certain other corporate actions taken in connection with a partial repurchase of 5% Preferred Stock require the consent of all holders of 5% Preferred Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.....................................................    F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996..........................    F-3
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 1996, and for the period May 17, 1990 (date of inception)
  to December 31, 1996................................................................    F-4
Consolidated Statements of Stockholders' Equity for the period May 17, 1990 (date of inception)
  to December 31, 1996................................................................    F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1996 and for the period May 17, 1990 (date of inception)
  to December 31, 1996................................................................    F-7
Notes to Consolidated Financial Statements............................................    F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
CD Radio Inc.

     We have audited the accompanying consolidated balance sheets of CD Radio Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period May 17, 1990 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Radio Inc. and Subsidiary as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period May 17, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                             /s/ COOPERS & LYBRAND L.L.P.
                                          --------------------------------------
                                                 COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 26, 1997

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1995            1996
                                                                    ------------    ------------
                                             ASSETS
Current assets:
     Cash and cash equivalents...................................   $  1,799,814    $  4,583,562
     Prepaid expense and other...................................          8,781           9,368
                                                                    ------------    ------------
          Total current assets...................................      1,808,595       4,592,930
                                                                    ------------    ------------
Property and equipment, at cost:
     Technical equipment.........................................        254,200         254,200
     Office equipment and other..................................         89,220          89,220
     Demonstration equipment.....................................         38,664          38,664
                                                                    ------------    ------------
                                                                         382,084         382,084
     Less accumulated depreciation...............................       (160,498)       (213,344)
                                                                    ------------    ------------
                                                                         221,586         168,740
Deposits.........................................................        303,793         303,793
                                                                    ------------    ------------
          Total assets...........................................   $  2,333,974    $  5,065,463
                                                                    ============    ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.......................   $     46,521    $    131,118
     Other.......................................................         20,716          20,174
                                                                    ------------    ------------
          Total current liabilities..............................         67,237         151,292
Loan from officer................................................        240,000              --
Deferred rent and other..........................................         35,967          15,795
                                                                    ------------    ------------
          Total liabilities......................................        343,204         167,087
                                                                    ------------    ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; 4,000,000 shares designated as 5% Delayed
       Convertible Preferred Stock; none issued or outstanding...             --              --
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 9,305,960 and 10,300,391 shares issued and
       outstanding as of December 31, 1995 and 1996,
       respectively..............................................          9,306          10,300
     Additional paid-in capital..................................     18,006,729      23,423,936
     Deficit accumulated during the development stage............    (15,705,265)    (18,535,860)
     Deferred compensation on stock options granted..............       (320,000)             --
                                                                    ------------    ------------
          Total stockholders' equity.............................      1,990,770       4,898,376
                                                                    ------------    ------------
          Total liabilities and stockholders' equity.............   $  2,333,974    $  5,065,463
                                                                    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         CUMULATIVE FOR
                                                                                           THE PERIOD
                                                                                          MAY 16, 1986
                                              FOR THE YEARS ENDED DECEMBER 31,         (DATE OF INCEPTION)
                                          -----------------------------------------      TO DECEMBER 31,
                                             1994           1995           1996               1996
                                          -----------    -----------    -----------    -------------------
Revenue................................   $        --    $        --    $        --       $          --
Expenses:
     Legal, consulting and regulatory
       fees............................     1,245,472      1,045,562      1,582,091           7,248,964
     Other general and
       administrative..................     2,455,393      1,062,343      1,230,748           7,532,763
     Research and development..........       374,668        122,210        117,299           1,916,355
     Write-off of investment in
       Sky-Highway Radio Corp. ........            --             --             --           2,000,000
                                          -----------    -----------    -----------       -------------
          Total expenses...............     4,075,533      2,230,115      2,930,138          18,698,082
                                          -----------    -----------    -----------       -------------
Other income (expense)
     Interest income...................        50,921        142,549        112,811             328,672
     Interest expense..................       (40,155)       (19,783)       (13,268)           (166,450)
                                          -----------    -----------    -----------       -------------
                                               10,766        122,766         99,543             162,222
                                          -----------    -----------    -----------       -------------
Net loss...............................   $(4,064,767)   $(2,107,349)   $(2,830,595)      $ (18,535,860)
                                          ===========    ===========    ===========       =============
Net loss per common share..............   $     (0.48)   $     (0.23)   $     (0.29)
                                          ===========    ===========    ===========
Weighted average common shares
  outstanding..........................     8,397,668      9,224,431      9,642,048
                                          ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STATE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               COMMON STOCK
                                               ----------------------------------------------------------------------------
                                                                           CLASS A      CLASS A     CLASS B       CLASS B
                                                 SHARES       AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                               ----------   -----------   ----------   ---------   ----------   -----------
Initial Sale of no par value common stock,
  $5.00 per share, May 17, 1990..............      11,080   $    55,400           --   $      --           --   $        --
Initial issuance of common stock in
  satisfaction of due to related party, $5.00
  per share..................................      28,920       144,600           --          --           --            --
Conversion of no par value common stock to
  Class A and Class B no par value common
  stock......................................     (40,000)     (200,000)   2,000,000     169,492      360,000        30,580
Sale of Class B common stock, $0.4165 per
  share......................................          --            --           --          --      442,000       184,101
Issuance of Class B common stock in
  satisfaction of due to related party,
  $0.4165 per share..........................          --            --           --          --       24,000        10,000
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1990...................          --            --    2,000,000     169,492      826,000       224,609
Sale of Class B common stock, $0.50 per
  share......................................          --            --           --          --      610,000       305,000
Issuance of Class B common stock in
  satisfaction of due to related party, $0.50
  per share..................................          --            --           --          --      300,000       150,000
Net Loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1991...................          --            --    2,000,000     169,492    1,736,000       679,609
Sale of Class B common stock, $0.50 per
  share......................................          --            --           --          --      200,000       100,000
Issuance of Class B common stock in
  satisfaction of due to related party, $0.50
  per share..................................          --            --           --          --      209,580       104,790
Conversion of note payable to related party
  to Class B common stock, $0.4165...........          --            --           --          --      303,440       126,380
Conversion of Class A and Class B common
  stock to no par value common stock.........   4,449,020     1,180,271   (2,000,000)   (169,492)  (2,449,020)   (1,010,779)
Sale of no par value common stock, $1.25 per
  share......................................   1,600,000     2,000,000           --          --           --            --
Conversion of no par value common stock to
  $.001 par value common stock...............          --    (3,174,222)          --          --           --            --
Sale of $.001 par value common stock, $5.00
  per share..................................     315,000           315           --          --           --            --
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1992...................   6,364,020   $     6,364           --   $      --           --   $        --

                                                                DEFICIT
                                                              ACCUMULATED       DEFERRED
                                                ADDITIONAL     DURING THE     COMPENSATION
                                                 PAID-IN      DEVELOPMENT       ON STOCK
                                                 CAPITAL         STAGE       OPTIONS GRANTED        TOTAL
                                               ------------   ------------   ---------------   ---------------
Initial Sale of no par value common stock,
  $5.00 per share, May 17, 1990..............  $         --   $         --     $        --       $      55,400
Initial issuance of common stock in
  satisfaction of due to related party, $5.00
  per share..................................            --             --              --             144,600
Conversion of no par value common stock to
  Class A and Class B no par value common
  stock......................................            --             --              --                  --
Sale of Class B common stock, $0.4165 per
  share......................................            --             --              --             184,101
Issuance of Class B common stock in
  satisfaction of due to related party,
  $0.4165 per share..........................            --             --              --              10,000
Net loss.....................................            --       (838,911)             --            (838,911)
                                               ------------   ------------   ---------------   ---------------
Balance, December 31, 1990...................            --       (838,911)             --            (444,810)
Sale of Class B common stock, $0.50 per
  share......................................            --             --              --             305,000
Issuance of Class B common stock in
  satisfaction of due to related party, $0.50
  per share..................................            --             --              --             150,000
Net Loss.....................................            --       (574,963)             --            (574,963)
                                               ------------   ------------   ---------------   ---------------
Balance, December 31, 1991...................            --     (1,413,874)             --            (564,773)
Sale of Class B common stock, $0.50 per
  share......................................            --             --              --             100,000
Issuance of Class B common stock in
  satisfaction of due to related party, $0.50
  per share..................................            --             --              --             104,790
Conversion of note payable to related party
  to Class B common stock, $0.4165...........            --             --              --             126,380
Conversion of Class A and Class B common
  stock to no par value common stock.........            --             --              --                  --
Sale of no par value common stock, $1.25 per
  share......................................            --             --              --           2,000,000
Conversion of no par value common stock to
  $.001 par value common stock...............     3,174,222             --              --                  --
Sale of $.001 par value common stock, $5.00
  per share..................................     1,574,685             --              --           1,575,000
Net loss.....................................            --     (1,550,802)             --          (1,550,802)
                                               ------------   ------------   ---------------   ---------------
Balance, December 31, 1992...................  $  4,748,907   $ (2,964,676)    $        --       $   1,790,595

                                             (table continues on following page)

  The accompanying notes are an integral part of the consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STATE ENTERPRISE)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                               COMMON STOCK
                                               ----------------------------------------------------------------------------
                                                                           CLASS A      CLASS A     CLASS B       CLASS B
                                                 SHARES       AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                               ----------   -----------   ----------   ---------   ----------   -----------
Sale of $.001 par value common stock, $5.00
  per share, net of commissions..............   1,029,000   $     1,029           --   $      --           --   $        --
Compensation expense in connection with
  issuance of stock options..................          --            --           --          --           --            --
Common stock issued in connection with
  conversion of note payable at $5.00 per
  share......................................      60,000            60           --          --           --            --
Common stock issued in satisfaction of
  commissions payable, $5.00 per share.......       4,000             4           --          --           --            --
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1993...................   7,457,020         7,457           --          --           --            --
Sales of $.001 par value common stock, $5.00
  per share, net of commissions..............     250,000           250           --          --           --            --
Initial public offering of Units, consisting
  of two shares of $.001 par value common
  stock and one warrant, $10.00 per Unit, net
  expenses...................................   1,491,940         1,492           --          --           --            --
Deferred compensation on stock options
  granted....................................          --            --           --          --           --            --
Forfeiture of stock options by Company
  officer....................................          --            --           --          --           --            --
Compensation expense in connection with
  issuance of stock options..................          --            --           --          --           --            --
Amortization of deferred compensation........          --            --           --          --           --            --
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1994...................   9,198,960         9,199           --          --           --            --
Common stock issued for services rendered,
  between $3.028 and $3,916 per share........     107,000           107           --          --           --            --
Amortization of deferred compensation........          --            --           --          --           --            --
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1995...................   9,305,960         9,306           --          --           --            --
Exercise of stock warrants at $6.00 per
  share......................................     791,931           792           --          --           --            --
Exercise of stock options by Company
  officers, between $1.00 and $5.00 per
  share......................................     135,000           135           --          --           --            --
Common stock issued for services rendered,
  between $5.76 and $12.26 per share.........      67,500            67           --          --           --            --
Common stock options granted for services
  rendered, to purchase 60,000 shares at
  $4.50 a share..............................          --            --           --          --           --            --
Amortization of deferred compensation........          --            --           --          --           --            --
Net loss.....................................          --            --           --          --           --            --
                                               ----------   -----------   ----------   ---------   ----------   -----------
Balance, December 31, 1996...................  10,300,391   $    10,300           --   $      --           --   $        --
                                               ==========   ===========   ==========   =========   ==========   ===========

                                                                DEFICIT
                                                              ACCUMULATED       DEFERRED
                                                ADDITIONAL     DURING THE     COMPENSATION
                                                 PAID-IN      DEVELOPMENT       ON STOCK
                                                 CAPITAL         STAGE       OPTIONS GRANTED        TOTAL
                                               ------------   ------------   ---------------   ---------------
Sale of $.001 par value common stock, $5.00
  per share, net of commissions..............  $  4,882,163   $         --     $        --       $   4,883,192
Compensation expense in connection with
  issuance of stock options..................        80,000             --              --              80,000
Common stock issued in connection with
  conversion of note payable at $5.00 per
  share......................................       299,940             --              --             300,000
Common stock issued in satisfaction of
  commissions payable, $5.00 per share.......        19,996             --              --              20,000
Net loss.....................................            --     (6,568,473)             --          (6,568,473)
                                               ------------   ------------     -----------       -------------
Balance, December 31, 1993...................    10,031,006     (9,533,149)             --             505,314
Sales of $.001 par value common stock, $5.00
  per share, net of commissions..............     1,159,125             --              --           1,159,375
Initial public offering of Units, consisting
  of two shares of $.001 par value common
  stock and one warrant, $10.00 per Unit, net
  expenses...................................     4,833,922             --              --           4,835,414
Deferred compensation on stock options
  granted....................................     1,730,000             --      (1,730,000)                 --
Forfeiture of stock options by Company
  officer....................................      (207,000)            --         207,000                  --
Compensation expense in connection with
  issuance of stock options..................       112,500             --              --             112,500
Amortization of deferred compensation........            --             --         883,000             883,000
Net loss.....................................            --     (4,064,767)             --          (4,064,767)
                                               ------------   ------------     -----------       -------------
Balance, December 31, 1994...................    17,659,553    (13,597,916)       (640,000)          3,430,836
Common stock issued for services rendered,
  between $3.028 and $3,916 per share........       347,176             --              --             347,283
Amortization of deferred compensation........            --             --         320,000             320,000
Net loss.....................................            --     (2,107,349)             --          (2,107,349)
                                               ------------   ------------     -----------       -------------
Balance, December 31, 1995...................    18,006,729    (15,705,265)       (320,000)          1,990,770
Exercise of stock warrants at $6.00 per
  share......................................     4,588,296             --              --           4,589,088
Exercise of stock options by Company
  officers, between $1.00 and $5.00 per
  share......................................       154,865             --              --             155,000
Common stock issued for services rendered,
  between $5.76 and $12.26 per share.........       554,226             --              --             554,293
Common stock options granted for services
  rendered, to purchase 60,000 shares at
  $4.50 a share..............................       119,820             --              --             119,820
Amortization of deferred compensation........            --             --         320,000             320,000
Net loss.....................................            --     (2,830,595)             --          (2,830,595)
                                               ------------   ------------     -----------       -------------
Balance, December 31, 1996...................  $ 23,423,936   $(18,535,860)    $        --       $   4,898,376
                                               ============   ============     ===========       =============

  The accompanying notes are an integral part of the consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     CUMULATIVE FOR
                                                                                                       THE PERIOD
                                                                                                      MAY 16, 1986
                                                          FOR THE YEARS ENDED DECEMBER 31,         (DATE OF INCEPTION)
                                                      -----------------------------------------      TO DECEMBER 31,
                                                         1994           1995           1996               1996
                                                      -----------    -----------    -----------    -------------------
Cash flows from development stage activities:
  Deficit accumulated during the development
    stage..........................................   $(4,064,767)   $(2,107,349)   $(2,830,595)      $ (18,535,860)
  Adjustments to reconcile deficit accumulated
    during the development stage to net cash used
    in development stage activities:
    Depreciation expense...........................        48,847         57,593         52,846             224,043
    Write off of investment in Sky-Highway Radio
      Corp. .......................................            --             --             --           2,000,000
    Compensation expense in connection with
      issuance of stock options....................       995,500        320,000        320,000           1,715,500
    Common stock issued for services rendered......            --        347,283        554,293             901,576
    Common stock options granted for services
      rendered.....................................            --             --        119,820             119,820
  Increase (decrease) in cash and cash equivalents
    resulting from changes in assets and
    liabilities:
    Prepaid expense and other......................        56,806         (7,465)          (587)             (9,368)
    Due to related party...........................            --             --             --             350,531
    Deposits.......................................        41,456             --             --            (303,793)
    Accounts payable and accrued expenses..........       (13,773)      (189,755)        84,597             206,357
    Accrued executive compensation.................      (378,000)            --             --                  --
    Other liabilities..............................      (266,203)        (6,930)       (20,714)             35,969
                                                      -----------    -----------    -----------       -------------
      Net cash used in development stage
        activities.................................    (3,580,134)    (1,586,623)    (1,720,340)        (13,295,225)
                                                      -----------    -----------    -----------       -------------
Cash flows from investing activities:
  Capital expenditures.............................       (22,228)       (13,824)            --            (392,783)
  Acquisition of Sky-Highway Radio Corp............            --             --             --          (2,000,000)
                                                      -----------    -----------    -----------       -------------
      Net cash used in investing activities........       (22,228)       (13,824)            --          (2,392,783)
                                                      -----------    -----------    -----------       -------------
Cash flows from financing activities:
  Proceeds from issuance of Units and common stock,
    net............................................     5,434,789             --             --          14,557,482
  Proceeds from exercise of stock options by
    company officers...............................            --             --        155,000             155,000
  Proceeds from exercise of stock warrants.........            --             --      4,589,088           4,589,088
  Proceeds from issuance of promissory note........       200,000             --             --             200,000
  Proceeds from issuance of promissory notes to
    related parties................................       560,000             --             --           2,965,000
  Repayment of promissory note.....................      (200,000)            --             --            (200,000)
  Repayment of promissory notes to related
    parties........................................      (200,000)            --       (240,000)         (2,435,000)
  Loan from officer................................       240,000             --             --             440,000
  Deferred offering costs..........................       190,776             --             --                  --
                                                      -----------    -----------    -----------       -------------
      Net cash provided by financing activities....     6,225,565             --      4,504,088          20,271,570
                                                      -----------    -----------    -----------       -------------
Net increase (decrease) in cash and cash
  equivalents......................................     2,623,203     (1,600,447)     2,783,748           4,583,562
Cash and cash equivalents at the beginning of
  period...........................................       777,058      3,400,261      1,799,814                  --
                                                      -----------    -----------    -----------       -------------
Cash and cash equivalents at the end of period.....   $ 3,400,261    $ 1,799,814    $ 4,583,562       $   4,583,562
                                                      ===========    ===========    ===========       =============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........   $     2,559    $        --    $    42,666       $      82,729
                                                      ===========    ===========    ===========       =============
Supplemental disclosure of non-cash financing
  activities:
  Common stock issued in satisfaction of notes
    payable to related parties, including accrued
    interest.......................................   $   572,072    $        --    $        --       $     998,452
                                                      ===========    ===========    ===========       =============
  Common stock issued in satisfaction of due to
    related parties including accrued interest.....   $        --    $        --    $        --       $     409,390
                                                      ===========    ===========    ===========       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND FINANCING

  Business

     CD Radio Inc. (the "Company") was originally incorporated in the State of Delaware on May 17, 1990, under the name Satellite CD Radio, Inc. On December 7, 1992, the Company changed its name to CD Radio Inc. The Company shortly thereafter formed a wholly-owned subsidiary, Satellite CD Radio, Inc. (SCDR) which is capitalized with nominal assets. On April 29, 1993, the Company acquired all of the outstanding shares of stock of Sky-Highway Radio Corp., a Colorado corporation ("SHRC"), and on December 23, 1994, SHRC was liquidated and dissolved. SCDR and SHRC were formed primarily to apply for certain Federal Communications Commission ("FCC") licenses. CD Radio Inc., SCDR, and SHRC are hereinafter collectively referred to as the "Company."

     The Company is a pioneer in the development of a service for broadcasting compact-disc-quality music programming via satellites to subscribers' motor vehicle radios, as well as to portable and home receivers. The Company intends to focus exclusively on providing a consumer service, and anticipates that the equipment required to receive its broadcasting will be manufactured by consumer electronics manufacturers and automakers.

     In October 1992, in response to a request from the Company, the FCC voted unanimously to propose the establishment of satellite digital audio radio service ("satellite radio"). At that time, the FCC established a December 15, 1992 cutoff date for FCC License applications. The Company has filed an application to utilize a portion of the frequency spectrum that was allocated for satellite radio by the FCC in January 1995. Subsequent to its acquisition of SHRC, the Company caused SHRC to withdraw its pending application. The Company is currently one of four remaining applicants which have the right to participate in the auction for spectrum scheduled for April 1, 1997.

  Auction of Spectrum

     On March 3, 1997, the FCC adopted satellite radio licensing rules (the "Licensing Rules") and implemented a spectrum plan that will accommodate only two national satellite radio licenses, both of which are scheduled to be auctioned to the Company and the other three applicants on April 1, 1997. There can be no assurance that the Company will be successful in obtaining one of the two licenses or that the cost of obtaining it would not be material to the Company's operations.

     Pursuant to the Licensing Rules, the auction is scheduled to be held among the four existing applicants on April 1, 1997. Prior to the commencement of the auction each applicant must deposit $3 million with the FCC. The minimum opening bid for each FCC License is $8 million. The bidding will continue until only two bidders remain. Within 10 business days following the announcement of winning bidders, each auction winner must deposit with the FCC twenty percent of its winning bid. The $3 million initial deposit is applied toward the twenty percent down payment. The winning bidders will also be required to supplement their applications on file with the FCC within 30 days after the close of bidding. After the FCC has confirmed receipt of each winning bidder's twenty percent payment and acceptance of each winning bidder's application, the FCC will accept petitions to deny the winning bidders' applications. If the FCC dismisses the petitions, the winning bidders will have 10 business days to submit the balance of their winning bids.

     Pursuant to the Licensing Rules, certain progress milestones would be required. Licensees would be required to begin satellite construction within one year; and to launch and begin operating their first satellite within four years and begin operating their entire system within six years. Failure to meet those milestones could result in revocation of the FCC License.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  BUSINESS AND FINANCING -- (CONTINUED)

     The Company is in the process of obtaining monetary commitments to allow it to be, in the opinion of management, competitive in the auction process. These commitments include subscriptions to purchase 5% Delayed Convertible Preferred Stock contingent upon the Company's success in the auction.

  Financing requirements

     In order to commence CD Radio service, the Company will require, among other things, an FCC License to construct, launch and operate its satellites (the "FCC License") and substantial funds, approximately $500 million or more, to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations. The Company will participate in the auction for spectrum scheduled for April 1, 1997. As noted above, the minimum opening bid for each license will be $8 million. The Company has not commenced construction of its satellites and will require substantial additional financing before it is able to do so. Failure to obtain an FCC License and/or inability to attract the required long-term financing will prevent the Company from realizing its objective of providing satellite-delivered radio programming to vehicular radios. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. In absence of the FCC License, the Company believes that its working capital at December 31, 1996 is sufficient to fund planned operations through the first quarter of 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of accounting

     The consolidated financial statements include the accounts of CD Radio Inc. and its wholly-owned subsidiaries, SCDR and SHRC (through the date of SHRC's dissolution, December 23, 1994). Intercompany transactions are eliminated in consolidation. The Company's activities to date principally have been planning and organization, the process of obtaining an FCC License, initiating research and development programs, conducting market research and securing adequate equity capital for the development of its proposed service. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

  Depreciation

     Depreciation of office equipment is computed on the straight-line method over three to five years based upon estimated useful lives. Depreciation of technical equipment, primarily satellite communications equipment, is computed on the straight-line method based on an estimated useful life of ten years. Depreciation of demonstration equipment, primarily an automobile used in a prototype system, is computed on the straight-line method based on an estimated useful life of four years.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Cash equivalents

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

  Concentration of credit risk

     The Company has invested its excess cash in a money market fund with a major bank. These investments are collateralized by the underlying assets of the fund. The fund invests in government securities or short-term interest or dividend-bearing investment-grade securities. The Company has not experienced any losses on its investments.

  Income taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Net loss per share

     Net loss per common share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during the periods. Options and warrants granted by the Company have not been included in the calculation of net loss per share because such items were anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) to improve the EPS information provided in financial statements. FAS 128 simplifies the existing computational guidelines of Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises the disclosure requirements, and increases the comparability of earnings per share (EPS) data on an international basis. To simplify the EPS computations, the presentation of primary EPS is eliminated and replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS regardless of whether they are same. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. As long as the Company continues to experience net losses, there will be no impact to its net loss per share computation since its common stock equivalents are anti-dilutive and are already not considered in computing loss per share, as noted above.

3.  CAPITAL STOCK

  Preferred stock

     The Board of Directors has the authority to issue shares of preferred stock and fix the terms thereof, without any further vote or action by the stockholders of the Company. In October 1996, in connection with the execution of the Preferred Stock Investment Agreement, the Board of Directors authorized the designation of 5% Delayed Convertible Preferred Stock (the "5% Preferred"). The rights and performance of the 5% Preferred include: (a) cumulative dividends at the rate of $1.25 per share per annum, payable semi-annually, when and as declared by the Board of Directors; (b) liquidation preference equal to issuance price

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  CAPITAL STOCK -- (CONTINUED)

plus any accrued but unpaid dividends; (c) certain redemption and lock-up rights granted to the Company; and (d) certain conversion and registration rights granted to the holders of 5% Preferred.

  Warrants

     In connection with the Company's initial public offering and the partial exercise of the underwriters' over-allotment option, the Company issued warrants to purchase 745,970 shares of the Company's Common Stock. Additionally, the Company issued to the underwriters as consideration warrants to purchase 123,560 shares of the Company's Common Stock. Each warrant originally entitled the holder to purchase one share of Common Stock at a purchase price of $5.00 per share until March 20, 1995 and at a purchase price of $6.00 per share during the six-month period thereafter. In September 1995, the Company extended the expiration date of the warrants to March 20, 1996, at a purchase price of $6.00 per share. Then, in March 1996, the Company extended the expiration date of these warrants to September 20, 1996 at a purchase price of $6.00 per share. In September 1996 the Company received proceeds of $4,589,088 relating to the exercise of 864,848 warrants. The remaining 4,682 warrants expired unexercised. Of the warrants exercised, 764,848 shares of common stock were issued in exchange for cash and 27,083 shares of common stock were issued in a cashless exercise of 100,000 warrants held by the underwriters.

  Stock options and bonuses

     Under an amended and restated employment agreement effective June 2, 1992, the Company, on July 30, 1993, granted an officer options to purchase 20,000 shares of the Company's Common Stock at $1.00 per share, exercisable for 7 years from date of grant. This officer also transferred to the Company, for nominal consideration, his rights in connection with certain patent applications. Additionally, on December 23, 1994, in accordance with this agreement, the Company granted this officer options to purchase 112,500 shares of its Common Stock under the terms of the 1994 Stock Option Plan at an exercise price of $1.00 per share, as a result of the completion of a certain specified milestone. The Company has recorded salary expense and additional paid-in-capital in the amount of $112,500, reflecting the difference between the fair market value per share of Common Stock at the measurement date and the exercise price. These options were immediately vested and exercisable. In 1996 this officer was granted options to purchase an additional 60,000 shares of Common Stock under the terms of the 1994 Stock Option Plan at an exercise price of $8.5625. The options granted in 1996 vest based on certain milestones which were not met as of December 31, 1996. If this officer is terminated for any reason other than cause, as defined in the agreement, the Company is obligated to pay to this officer an amount equal to 50% of his annual salary and, at this officer's option, to repurchase all of his shares of Common Stock at a price of $1.25 per share. In 1996, this officer exercised options to purchase 80,000 shares of the Company's Common Stock.

     During 1996, options to purchase 400,000 shares of common stock at $8.5625 per share were granted to the Company's Chairman and Chief Executive Officer. These options vest based on a certain milestone which was not met as of December 31, 1996.

     In October 1992, the Company entered into a financial consulting services agreement with a financial advisory firm. Pursuant to this agreement, the Company has granted the investment advisory firm an option to purchase 260,000 shares of the Company's Common Stock at $6.25 per share as follows -- 60,000 shares upon execution of the agreement and four 50,000 share increments upon the successful completion of equity and/or debt financing of certain specified amounts during the term of the agreement and for a period of two years following termination of the agreement by the Company. Each option expires three years from the date such option becomes exercisable. As of December 31, 1996 under this agreement, 60,000 options for shares had expired unexercised and none of the remaining options were exercisable. Additionally, the agreement provides,

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  CAPITAL STOCK -- (CONTINUED)

among other things, for the payment in cash to this firm of fees equal to (i) two percent (2%) of the gross proceeds from each equity financing after December 15, 1992 and (ii) one percent (1%) of the gross proceeds from each debt financing, during the term of the agreement and for a period of two years following termination of the agreement by the Company.

     In 1995, the Company adopted the 1995 Stock Compensation Plan ("Compensation Plan") from which up to 175,000 shares of the Company's Common Stock could be issued in lieu of cash compensation to employees and or consultants. During 1995 and 1996, respectively, 95,000 and 67,500 shares of the Company's Common Stock were issued pursuant to this Compensation Plan.

  Stock option plans

     In February 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") and its 1994 Directors' Nonqualified Stock Option Plan (the "Directors' Plan"). Options granted under the 1994 Plan generally vest over a four-year period and generally are exercisable for a period of ten years from the date of grant. In 1996, the Board of Directors voted to increase the number of shares of Common Stock available for issuance pursuant to the 1994 Plan and the Directors' Plan by 350,000 shares. As of December 31, 1996 there are an aggregate of 1,600,000 shares of Common Stock authorized for issuance.

     A summary of option activity under the 1994 Plan, the Directors' Plan, and of all other option activity follows:

                                                  1994 PLAN              DIRECTORS' PLAN                OTHER
                                            ----------------------    ----------------------    ----------------------
                                                         WEIGHTED                  WEIGHTED                  WEIGHTED
                                                          AVERAGE                   AVERAGE                   AVERAGE
                                                         EXERCISE                  EXERCISE                  EXERCISE
                                             OPTION      PRICE PER     OPTION      PRICE PER     OPTION      PRICE PER
                                             SHARES        SHARE       SHARES        SHARE       SHARES        SHARE
                                            ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at January 1, 1994...........          --                        --                   410,000      $4.33
                                            ---------                 ---------                 ---------
  Granted................................     707,500      $3.81         15,000     $ 5.00             --
  Exercised..............................          --                                                  --
  Cancelled..............................     (90,000)     $5.00             --                        --
                                            ---------                 ---------                 ---------
Outstanding at December 31, 1994.........     617,500      $3.63         15,000     $ 5.00        410,000      $4.33
                                            ---------                 ---------                 ---------
  Granted................................          --                   110,000     $ 3.11             --
  Exercised..............................          --                        --                        --
  Cancelled..............................          --                        --                   (60,000)     $6.25
                                            ---------                 ---------                 ---------
Outstanding at December 31, 1995.........     617,500      $3.63        125,000     $ 3.34        350,000      $4.00
                                            ---------                 ---------                 ---------
  Granted................................     545,000      $8.10         40,000     $ 6.875            --
  Exercised..............................     (80,000)     $1.00             --                   (55,000)     $1.36
  Cancelled..............................          --                        --                        --
                                            ---------                 ---------                 ---------
Outstanding at December 31, 1996.........   1,082,500      $6.08        165,000     $ 4.20        295,000      $4.56
                                            =========                 =========                 =========

                                                       1994 PLAN      DIRECTORS' PLAN      OTHER
                                                     --------------   ---------------   ------------
As of December 31, 1996:
  Range of exercise prices........................   $1.00-$8.5625     $2.125-$6.875    $1.00-$6.25
  Weighted average remaining contractual life for
     options outstanding (years)..................        8.45             8.67             5.71

     The weighted average fair value of options granted during 1995 and 1996 was $1.383 and $4.366, respectively.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  CAPITAL STOCK -- (CONTINUED)

     An aggregate of 272,500 shares of Common Stock remain available for grant pursuant to either the 1994 Plan or the Directors' Plan. The Company has reserved a total of 1,815,000 shares of Common Stock issuable upon the exercise of outstanding options and options available for issuance pursuant to the Company's stock option plans. As of December 31, 1996, 857,500 options were vested and exercisable.

     As a result of certain option grants in 1994 at exercise prices below fair market value, the Company recorded deferred compensation, which is reflected as a component of stockholders' equity on the balance sheets. Deferred compensation is being amortized over the vesting period of the related options. Deferred compensation related to options that were forfeited has been charged to additional paid-in capital. As of December 31, 1996 all deferred compensation relating to the 1994 issuance of stock options had been amortized.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123) as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the option grants consistent with FAS 123, the Company's net loss and net loss per share on a pro-forma basis would have been.

                                                                 1995           1996
                                                              -----------    -----------
        Net loss -- as reported............................   $(2,107,349)   $(2,830,595)
        Net loss -- pro-forma..............................   $(2,259,434)   $(4,428,995)
        Net loss per share -- as reported..................   $     (0.23)   $     (0.29)
        Net loss per share -- pro-forma....................   $     (0.24)   $     (0.46)

     The pro-forma expense related to the stock options is recognized over the vesting period, generally four years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                         1995     1996
                                                                        ------   ------
        Risk-free interest rate......................................   5.81%    6.00%
        Expected life of options -- years............................    2.77     2.79
        Expected stock price volatility..............................    75%      75%
        Expected dividend yield......................................    N/A      N/A

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RELATED PARTIES

     Since inception, the Company has relied upon related parties for certain consulting, legal and management services. Total expenses incurred in transactions with related parties are as follows:

                                                                               FOR THE PERIOD
                                               FOR THE YEARS ENDED              MAY 17, 1990
                                                   DECEMBER 31,              (DATE OF INCEPTION)
                                         --------------------------------      TO DECEMBER 31,
                                           1994        1995        1996             1996
                                         --------    --------    --------    -------------------
        Consulting fees...............   $ 47,772    $ 34,575    $187,820        $   713,210
        Legal fees....................    171,523      74,761      70,582            727,550
        Management fees...............         --          --          --            361,800
        Interest expense..............     25,361      19,783      13,268            113,474
        Office space..................         --          --          --             40,500
        Patent and FCC fees...........         --          --          --             56,600
        Other.........................         --          --          --             26,750
                                         --------    --------    --------        -----------
                                         $244,656    $129,119    $271,670        $ 2,039,884
                                         ========    ========    ========        ===========

     Of the $187,820 in consulting fee expenses for the year ended December 31, 1996, $119,820 relate to issuance of common stock options to a related party for consulting services performed for the Company.

     During the period May 17, 1990 (date of inception) to December 31, 1996, the Company issued Common Stock in lieu of cash in settlement of certain liabilities and expenses as follows:

                                                                               FOR THE PERIOD
                                               FOR THE YEARS ENDED              MAY 17, 1990
                                                   DECEMBER 31,              (DATE OF INCEPTION)
                                         --------------------------------      TO DECEMBER 31,
                                           1994        1995        1996             1996
                                         --------    --------    --------    -------------------
        Consulting fees...............   $     --    $ 36,330    $ 32,550        $   168,880
        Legal fees....................         --     310,953     521,743          1,028,227
        Management fees...............         --          --          --             60,000
        Interest expense..............         --          --          --             14,259
        Patent and FCC fees...........         --          --          --             39,600
                                         --------    --------    --------        -----------
                                         $     --    $347,283    $554,293        $ 1,310,966
                                         ========    ========    ========        ===========

     Liabilities settled through the issuance of Common Stock in lieu of cash are reflected in the statements of stockholders' equity.

     In April 1994, an officer loaned the Company $240,000 payable on April 1, 1995 and accruing simple interest at the rate of 8% per annum. This loan and accrued interest was repaid in 1996. If this officer is terminated for any reason other than cause, as defined in his amended employment and noncompetition agreement dated June 8, 1994, the Company is obligated to pay this officer $300,000 plus any and all amounts then owed to him by the Company. This officer waived his compensation for the fourth quarter of 1994.

     During the second quarter of 1994, a principal stockholder of the Company loaned the Company $560,000 payable on demand and accruing simple interest at the rate of 8% per annum. The principal balance

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RELATED PARTIES -- (CONTINUED)

of this note and accrued interest thereon, totaling $572,000, was exchanged for 57,200 Units in connection with the Company's public offering.

5.  INCOME TAXES

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability and are as follows:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1995           1996
                                                              -----------    -----------
        Capitalized start-up costs.........................   $ 4,312,000    $ 5,377,000
        Net operating loss carryforwards...................     1,517,500      1,511,300
        Deferred compensation..............................       509,800        542,300
        Accrual to cash adjustments........................        38,400         60,500
                                                              -----------    -----------
                                                                6,377,700      7,491,100
        Valuation allowance................................    (6,377,700)    (7,491,100)
                                                              -----------    -----------
        Net deferred tax asset.............................   $        --    $        --
                                                              ===========    ===========

     Realization of the net deferred tax asset at the balance sheet date is dependent upon future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the asset.

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $3,713,800 for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning 2005. There may be limitations on the annual utilization of these net operating losses as a result of certain changes in ownership that have occurred since the Company's inception. In addition, a significant portion of costs incurred have been capitalized for tax purposes as a result of the Company's status as a start-up enterprise. Once the Company begins it active trade or business, these capitalized costs will be amortized over 60 months. The total capitalized start-up costs of $5,546,000 include $169,000 which when realized would not affect financial statement income but will be recorded directly to shareholders' equity.

6.  COMMITMENTS AND CONTINGENCIES

  Lease commitment

     In October 1992, the Company entered into a lease with an unaffiliated property management company for the office space that the Company previously subleased from a company controlled by a former director and executive officer of the Company. The lease term extends through October 1998. The lease provided for the abatement of rental payments for the first three months of each of the first two years of the lease term. Also, in addition to the base rental payments, the Company will pay a monthly allocation of the building's operating expenses. Minimum annual rental commitments under this lease are as follows for the year ended December 31:

        1997..............................................................   $219,000
        1998..............................................................    176,000
                                                                             --------
                                                                             $395,000
                                                                             ========

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Total rent expense for the years ended December 31, 1994, 1995 and 1996 and the period May 17, 1990 (date of inception) to December 31, 1996 was $325,798, $274,653, $301,765 and $1,205,008, respectively.

  Satellite construction

     The Company has entered into an agreement (the "Construction Contract") with Space Systems/Loral pursuant to which Space Systems/Loral has agreed to construct two satellites and, at the Company's option, a third satellite in accordance with stipulated specifications. The Company has extended the Construction Contract on a monthly basis through April 30, 1997 while it negotiates with Space Systems/Loral to amend the contract's technical specifications, pricing and delivery terms. The Company may negotiate with Space Systems/Loral to extend the Construction Contract further or it may permit the contract to expire. The Company believes it will be able to negotiate a favorable contract with Space Systems/Loral for the construction of the satellites, although there can be no assurance that the Company will be able to do so. An initial payment of $100,000 was made by the Company at the time the contract was signed, which is included in Deposits on the balance sheets as of December 31, 1995 and 1996.

  Launch services

     The Company has reserved two launch slots with Arianespace during the period extending from November 1, 1999 through April 30, 2000. If the Company's satellites are not available for launch during this period, the Company will arrange to launch the satellites on the first launch dates available after the satellites are completed. In order to maintain its launch slots, the Company will need to enter into a definitive agreement with Arianespace by May 31, 1997, providing for the launch of its satellites. The final terms and conditions of any launch agreement are subject to negotiations between the Company and Arianespace. Satellite launches are subject to significant risks, including satellite destruction or damage during launch or failure to achieve proper orbital placement. In connection with this agreement, the Company paid a non-refundable launch date reservation fee of $100,000. This amount, which is included in Deposits on the balance sheets as of December 31, 1995 and 1996 will be credited against the cost of the launch services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as to the executive officers and directors of the Company.

                  NAME                 AGE                          POSITION
    --------------------------------   ---    -----------------------------------------------------
    David Margolese.................   39     Chairman, Chief Executive Officer and Director
    Robert D. Briskman..............   64     Vice President, Chief Technical Officer and Director
    Lawrence F. Gilberti............   46     Director and Secretary
    Peter K. Pitsch.................   45     Director
    Jack Z. Rubinstein..............   48     Director
    Ralph V. Whitworth..............   41     Director

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

     DAVID MARGOLESE. Mr. Margolese was elected Chief Executive Officer of the Company in November 1992 and Chairman in August 1993 and has served as a director since August 1991. Prior to his involvement with the Company, Mr. Margolese was a founder of Cantel Inc., Canada's national cellular telephone company, and of Canadian Telecom Inc., a radio paging company, serving as that company's President until its sale in 1987. From 1987 until August 1991, Mr. Margolese was a private investor. In 1991, Mr. Margolese founded a consortium with AT&T and Hutchison Telecommunications Ltd. to bid for Israel's national cellular telephone license and served as Chairman of this consortium until June 1993.

     ROBERT D. BRISKMAN. Mr. Briskman has served as a director, Vice President and Chief Technical Officer of the Company since October 1991 and as President of Satellite CD Radio, Inc., a subsidiary of the Company, since September 1994. In addition, Mr. Briskman served as Chief Executive Officer from April to November 1992. From March 1991 to June 1992, Mr. Briskman was President of Telecommunications Engineering Consultants, which provided engineering and consulting services to the Company. From March 1986 to March 1991, Mr. Briskman was Senior Vice President, Engineering and Operations at Geostar Corp., responsible for the development, design, implementation and operation of a nationwide satellite message communication service. Prior to 1986, Mr. Briskman held senior management positions at Communications Satellite Corporation ("COMSAT"), where he was employed for over 20 years. Prior to joining COMSAT, Mr. Briskman was a communications specialist with IBM and NASA. Mr. Briskman holds a bachelors degree in engineering from Princeton and a masters degree in electrical engineering from the University of Maryland. He has published over 40 technical papers, holds a number of U.S. patents, and is a Fellow of the Institute of Electrical and Electronics Engineers and the American Institute of Aeronautics and Astronautics.

     LAWRENCE F. GILBERTI. Mr. Gilberti was elected Secretary of the Company in November 1992 and has served as a director since September 1993. In addition, since December 1992, he has been the Secretary and sole director of, and from December 1992 to September 1994 the President of, Satellite CD Radio, Inc. From 1985 to August 1994, Mr. Gilberti was an attorney with the law firm of Goodman Phillips & Vineberg. Mr. Gilberti is a partner in the law firm of Fischbein Badillo Wagner Harding and has provided legal services to the Company since 1992. He holds a bachelors degree from Princeton University and a law degree from New York University.

     PETER K. PITSCH. Mr. Pitsch became a director of the Company in January 1995. Since September 1989, Mr. Pitsch has been the principal of Pitsch Communications, a telecommunications law and economic consulting firm that has rendered legal services to the Company since 1991. From April 1987 to August 1989, he served as Chief of Staff at the Federal Communications Commission. From November 1981 to April 1987, he served as Chief of the Office of Plans and Policy at the Federal Communications Commission. He is an adjunct fellow at the Hudson Institute. Mr. Pitsch holds a bachelor's degree from the University of Chicago and a law degree from Georgetown University.

     JACK Z. RUBINSTEIN. Mr. Rubinstein became a director of the Company in January 1995. Since May 1991, Mr. Rubinstein has been the General Partner of Dica Partners, a Hartsdale, N.Y. based hedge fund. From September 1988 to October 1990, Mr. Rubinstein was a consultant to institutional clients at Morgan Stanley & Co. From February 1978 to September 1988, he was an Associate Director at Bear Stearns, Inc., responsible for corporate insider portfolio management. From December 1971 to November 1977, he was a securities analyst with Shearson Haydon Stone, Inc. covering the business services industry. Mr. Rubinstein holds a bachelor's degree from Cornell University and a Masters of Business Administration from New York University.

     RALPH V. WHITWORTH. Mr. Whitworth became a director of the Company in March 1994. Since 1988, he has been President of Whitworth and Associates, a Washington, D.C. based consulting firm. In January 1997, Mr. Whitworth became a partner of Batchelder & Partners, Inc., a financial advisory firm. Mr. Whitworth was President of United Shareholders Association from its founding in 1986 to 1993. From 1989 to 1992, he served as President of Development of United Thermal Corporation, the owner of the district heating systems for the cities of Baltimore, Philadelphia, Boston and St. Louis. Mr. Whitworth holds a bachelor's degree from the University of Nevada and a law degree from Georgetown University.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and 10 percent shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10 percent shareholders are required by SEC regulations to furnish the Company with all
Section 16(a) reports they file.

     Based on the Company's review of such reports the Company received and written representations from the Company's officers and directors, the Company believes that all required reports were timely filed in fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for services rendered during the three-year period ending December 31, 1996 for the executive officers of the Company whose 1996 salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                           ANNUAL COMPENSATION                  AWARDS
                                                  -------------------------------------      ------------
                                                                              OTHER           SECURITIES
                                        FISCAL                                ANNUAL          UNDERLYING
     NAME AND PRINCIPAL POSITION         YEAR      SALARY        BONUS     COMPENSATION        OPTIONS
-------------------------------------   ------    --------      -------    ------------      ------------
David Margolese......................    1996     $ 95,833      $    --      $     --           400,000
  Chairman of the Board                  1995     $100,000      $    --      $     --                --
  and Chief Executive Officer            1994     $122,000(1)   $    --      $ 26,052(2)        300,000
Robert D. Briskman...................    1996     $106,249      $20,000      $190,938            60,000
  Vice President and                     1995     $100,000      $    --      $  1,340                --
  Chief Technical Officer                1994     $122,000      $    --      $     --           192,500

---------------
(1) In October 1994, Mr. Margolese waived his base salary payable for the three month period ended December 31, 1994.

(2) The Company reimbursed Mr. Margolese for the following expenses incurred in establishing residency in the United States: $18,521 for tax advice, $2,311 for moving expenses and $5,220 for real estate commissions.

COMPENSATION OF DIRECTORS

     Commencing in 1994, directors of the Company who are not full time employees of the Company were entitled to receive a director's fee of $20,000 per year for serving on the Company's Board of Directors. In June 1994, all directors entitled to receive directors' fees agreed to forego any payments for their services as directors of the Company. Pursuant to the Company's 1994 Directors' Nonqualified Stock Option Plan (the "Directors' Plan"), each director who is not a full-time employee of the Company is entitled to an option to purchase 15,000 shares of Common Stock upon becoming a director (or upon the effective date of the plan in the case of non-employee directors who become directors prior to the effective date) and to an automatic annual grant of an option to purchase 10,000 shares of Common Stock. The exercise price for annual grants is fair market value of the Company's Common Stock on the date of grant. Prior to the implementation of the Directors' Plan, the Company from time to time granted options to certain non-employee directors. See
"Management -- Employee and Director Stock Options." The Company reimburses each director for reasonable expenses incurred in attending meetings of the Board of Directors.

     The Company has retained Pitsch Communications to provide legal services to the Company for a monthly retainer of $5,000. The retainer may be terminated by either party at any time. The principal of Pitsch Communications, Peter K. Pitsch, is a director of the Company.

     The Company has retained Jack Z. Rubinstein to provide consulting services to the Company for a monthly retainer of $5,000. The retainer may be terminated by either party at any time. Jack Z. Rubinstein is a director of the Company.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Messrs. Margolese and Briskman.

     Effective January 1, 1994, the Company entered into an employment agreement to employ David Margolese as Chairman and Chief Executive Officer of the Company for a term of five years. The agreement provided for an annual base salary of $300,000, subject to increase from time to time by the Board of Directors. An amendment to this agreement, dated as of June 8, 1994, provided for an annual base salary of

$100,000, effective June 8, 1994. Subsequently, Mr. Margolese waived his base salary payable for the three month period ended December 31, 1994. In January 1997, the Board of Directors increased Mr. Margolese's annual base salary to $150,000. Under the agreement, the Company granted to Mr. Margolese an option to purchase 300,000 shares of Common Stock at $5.00 per share, all of which are fully vested and exercisable. If Mr. Margolese is terminated without "cause," as defined in the agreement, or if Mr. Margolese resigns for "good reason," as defined in the agreement, the Company is obligated to pay to Mr. Margolese the sum of $300,000. In January 1994, Mr. Margolese was paid $162,000 for deferred salary earned in 1993 and $216,000 in recognition of his service without pay in 1992. The employment agreement restricts Mr. Margolese from engaging in any business involving the transmission of radio programming in North America for a period of two years after the termination of his employment.

     Effective January 1, 1994, the Company entered into an agreement to employ Robert Briskman as the Vice President and Chief Technical Officer of the Company. The agreement provided for an annual base salary of $150,000. An amendment to this agreement, dated as of June 8, 1994, provided for an annual base salary of $100,000, effective June 8, 1994. In October 1996, the Board of Directors increased Mr. Briskman's annual base salary to $150,000 and in January 1997, extended the term of the agreement until January 1, 1998. In addition, under the agreement the Company granted to Mr. Briskman an option to purchase 80,000 shares of Common Stock at $1.00 per share, all of which are fully vested and exercisable. The agreement also provides for the grant to Mr. Briskman of options to purchase 112,500 shares of Common Stock at $1.00 per share upon completion of certain milestones prior to December 31, 1994. Such options were granted to Mr. Briskman on December 23, 1994 and were fully vested and exercisable. In January 1996, Mr. Briskman exercised options to purchase 80,000 shares of the Company's Common Stock. If Mr. Briskman's employment is terminated for any reason other than "cause," as defined in the agreement, the Company is obligated to pay to Mr. Briskman a sum equal to 50% of his annual salary and, at Mr. Briskman's option, to repurchase all of the shares of Common Stock then owned by Mr. Briskman at a price of $1.25 per share. The Company has also entered into a proprietary information and non-competition agreement with Mr. Briskman. Under this agreement, Mr. Briskman may not (i) disclose any proprietary information of the Company during or after his employment with the Company or (ii) engage in any business directly competitive with any business of the Company in North America for a period of one year after termination of his employment.

EMPLOYEE AND DIRECTOR STOCK OPTIONS AND STOCK GRANTS

     In February 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") and its Directors' Plan. The Director's Plan was amended by the Board of Directors in December 1994 and January 1995 and approved at the annual meeting of stockholders on June 27, 1995 to extend the exercise period of the option after termination for reason other than death or disability and to increase the initial option grants and annual option grants to non-employee directors.

     The 1994 Plan, as amended, provides for options to purchase Common Stock and is administered by the Plan Administrator, which may be either the Company's Board of Directors or a committee designated by the Board of Directors. In accordance with the 1994 Plan, the Plan Administrator determines the employees to whom options are granted, the number of shares subject to each option, the exercise price and the vesting schedule of each option. Options generally vest over a four-year period, but may vest over a different period at the discretion of the Plan Administrator. Under the 1994 Plan, outstanding options vest, unless they are assumed by an acquiring entity, upon the occurrence of certain transactions, including certain mergers and other business combinations involving the Company. Options granted under the 1994 Plan are exercisable for a period of 10 years from the date of grant, except that incentive stock options granted to persons who own more than 10% of the Common Stock terminate after five years. Vested options terminate 90 days after the optionee's termination of employment with the Company for any reason other than death or disability, and one year after termination upon death or disability. Unless otherwise determined by the Plan Administrator, the exercise price of options granted under the 1994 Plan must be equal to or greater than the fair market value of the Common Stock on the date of grant. Upon exercise, the aggregate exercise price may be paid to the Company (i) in cash, (ii) upon approval of the Plan Administrator, by delivering to the Company shares of

Common Stock previously held by such Optionee, or (iii) by complying with any other payment mechanism approved by the Plan Administrator from time to time.

     The Directors' Plan provides that current non-employee directors of the Company and persons who become non-employee directors of the Company shall be granted options to purchase 15,000 shares of Common Stock upon becoming directors (or upon the effective date of the Director's Plan in the case of non-employee directors who became directors prior to the effective date), and thereafter shall annually be granted options to purchase 10,000 shares of Common Stock on the first business day following the Company's annual meeting. The exercise price for annual grants fair market of the Company's Common Stock on the date of grant value. Options granted under the Directors' Plan vest immediately upon grant. Options granted under the Directors' Plan are exercisable for a period of 10 years from the date of grant. Options terminate 18 months after a director's termination as a director of the Company for any reason other than death or disability, and one year after termination upon death or disability. Upon exercise, the exercise price may be paid (i) in cash, (ii) in shares of Common Stock, or (iii) by the Company withholding that number of shares of Common Stock with a fair market value on the date of exercise equal to the aggregate exercise price of the option.

     In June 1995, the Company adopted its 1995 Stock Compensation Plan (the "Stock Compensation Plan"). Pursuant to the terms of the Stock Compensation Plan, all employees of the Company or a Related Company (as defined in the Stock Compensation Plan) are eligible to receive awards under the Stock Compensation Plan. Bonuses granted pursuant to the Stock Compensation Plan are made by a plan administrator. The plan administrator, in its absolute discretion, determines the employees to whom, and the time or times at which, Common Stock awards are granted, the number of shares within each award and all other terms and conditions of the awards. The terms, conditions and restrictions applicable to the awards made under the Stock Compensation Plan need not be the same for all recipients, nor for all awards. The plan administrator may grant to any officer of the Company the authority to make awards or otherwise administer the Stock Compensation Plan solely with respect to persons who are not subject to the reporting and liability provisions of Section 16 of the Exchange Act.

     In September 1996, the Stock Compensation Plan was amended to allow the plan to be administered by the entire Board of Directors, and if so authorized by the Board of Directors, a committee of at least two non-employee directors. Prior to this amendment, the plan permitted the administration only by a committee of the Board of Directors. The purpose of the amendment was to more readily comply with the new rules under Section 16 of the Securities Act of 1933, as amended, which changed the eligibility requirements for these committees. The new rules under Section 16 allow either the entire Board of Directors or a committee composed of two or more "non-employee" directors to act as Plan Administrator. Amending the Stock Compensation Plan provided more flexibility for the Company in the administration of the stock Compensation Plan.

     Awards under the Stock Compensation Plan may not exceed 175,000 shares of Common Stock in the aggregate, subject to certain adjustments. Shares awarded may be from authorized but unissued shares or from Company treasury shares of Common Stock. All shares of Common Stock received by employees pursuant to bonuses under the Stock Compensation Plan (except for shares received by executive officers or other persons who are subject to the reporting and liability provisions of Section 16 of the Exchange Act) are freely transferable. Nevertheless, the shares of Common Stock granted to recipients may be subject to such terms and conditions as the Committee, in its sole discretion, deems appropriate. During 1996, 67,500 shares of the Company's Common Stock were issued pursuant to this Compensation Plan.

     An aggregate of 1,600,000 shares of Common Stock were available for issuance pursuant to the 1994 Plan and the Directors' Plan. As of December 31, 1996, options to purchase an aggregate of 1,327,500 shares of Common Stock have been granted pursuant to the 1994 Plan and the Directors' Plan and there remains an aggregate of 272,500 shares of Common Stock available for grant pursuant to the 1994 Plan and the Directors Plan.

     As of December 31, 1996, 162,500 shares of Common Stock have been issued under the Stock Compensation Plan, and 12,500 shares of Common Stock remain available for issuance thereunder.

STOCK OPTION INFORMATION

     In April 1996, the Company granted to David Margolese pursuant to the 1994 Plan a stock option to purchase 400,000 shares of Common Stock which is exercisable upon the FCC's grant of a license to the Company. In April 1996, the Company also granted to Robert Briskman pursuant to the 1994 Plan a stock option to purchase 60,000 shares of Common Stock, 30,000 shares of which are exercisable upon the FCC's grant of a license to the Company and the remaining 30,000 shares of which are exercisable on September 18, 1997 if as of such date the FCC has granted a license to the Company and if Mr. Briskman is still employed by the Company.

     The following table sets forth certain information for the fiscal year ended December 31, 1996, with respect to options granted to the individuals named in the Summary Compensation table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                            -------------------------------------------                  VALUE AT ASSUMED ANNUAL
                                           PERCENT OF                                      RATES OF STOCK PRICE
                             NUMBER           TOTAL                                       APPRECIATION FOR STOCK
                               OF        OPTIONS GRANTED    EXERCISE OR                            TERM
                             OPTIONS     TO EMPLOYEES IN    BASE PRICE     EXPIRATION    ------------------------
          NAME               GRANTED       FISCAL YEAR       PER SHARE        DATE           5%           10%
-------------------------   ---------    ---------------    -----------    ----------    ----------    ----------
David Margolese..........    400,000           87%            $8.5625        4/24/06     $2,398,624    $5,848,148
Robert Briskman..........     60,000           13%            $8.5625        4/24/06     $  359,794    $  877,222

     The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the Summary Compensation table above as of the fiscal year ended December 31, 1996. Also reported are values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Common Stock as of December 31, 1996 ($4.125 per share).

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                 VALUE OF
                                                                    NUMBER OF                   UNEXERCISED
                                   SHARES                      UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                 ACQUIRED ON     VALUE         AT FISCAL YEAR END           AT FISCAL YEAR END
             NAME                 EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
------------------------------   -----------    --------    -------------------------    -------------------------
David Margolese...............           0      $      0    300,000/400,000                        $0/$0
Robert Briskman...............      80,000      $202,500    132,500/60,000                      $414,063/$0

LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS OF THE COMPANY

     As permitted by the Delaware General Corporation Law, the Company's Amended and Restated Certificate of Incorporation provides that directors of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derives an improper personal benefit. In addition, the Company's By-Laws provide that the Company shall indemnify all directors and officers and may indemnify employees and certain other persons to the full extent and in the manner permitted by Section 145 of the Delaware General Corporation Law, as amended from time-to-time. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and, therefore, is unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 12, 1997 of (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                         NUMBER OF SHARES        PERCENT OF TOTAL
        NAMES AND ADDRESS OF BENEFICIAL OWNER(1)        BENEFICIALLY OWNED      BENEFICIALLY OWNED
    -------------------------------------------------   ------------------      ------------------
    Darlene Friedland................................        2,834,500                 27.5%
    110 Wolseley Road
    Point Piper 2027
    Sydney, Australia
    David Margolese (2)..............................        1,900,000                 17.9%
    c/o CD Radio Inc.
    Sixth Floor
    1001 22nd Street, N.W.
    Washington, D.C. 20037
    Robert D. Briskman (3)...........................          132,500                  1.3%
    Jack Z. Rubinstein (4)...........................          227,000                  2.2%
    Peter K. Pitsch (5)..............................           70,000                   *
    Lawrence F. Gilberti (6).........................           35,000                   *
    Ralph V. Whitworth (7)...........................           35,000                   *
    All Executive Officers and Directors as a Group
      (6 persons) (8)................................        2,399,500                 21.7%

---------------
*   Less than 1%

(1) This table is based upon information supplied by Directors, officers and principal stockholders. Percentage of ownership is based on 10,300,391 shares of Common Stock outstanding on March 12, 1997. Unless otherwise indicated, the address of the Beneficial Owner is the Company.

(2) Includes 300,000 shares issuable pursuant to stock options that are exercisable within 60 days. Does not include 400,000 shares issuable pursuant to stock options that are not exercisable within 60 days of such date.

(3) Includes 132,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days. Does not include 60,000 shares issuable pursuant to stock options that are not exercisable within 60 days of such date.

(4) Includes 195,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days and 7,700 shares of Common Stock held in trust for his daughters. Excludes 40,000 shares held by DICA Partners of which Mr. Rubinstein is the General Partner.

(5) Includes 35,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(6) Includes 35,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(7) Includes 35,000 shares of Common Stock issuable pursuant to stock options exercisable within 60 days.

(8) Includes 732,500 shares of Common Stock issuable pursuant to stock options exercisable within 60 days. Does not include 460,000 shares issuable pursuant to options that are not exercisable within 60 days of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 27, 1995, the Company granted to Peter K. Pitsch pursuant to the 1994 Plan a stock option to purchase 25,000 shares of Common Stock at an exercise price of $2.875 per share in consideration of legal services rendered to the Company. These options are exercisable for a period of 10 years from the date of grant and terminate 18 months after the termination for any reason of Mr. Pitsch's service as a consultant to the Company. In 1996, the Company granted to Mr. Pitsch pursuant to the 1994 Plan a stock option to purchase 25,000 shares of Common Stock at an exercise price of $8.25 which would have vested upon a certain milestone. The milestone was not met and consequently this option did not vest.

     In March 1996, the Company granted to Mr. Rubinstein pursuant to the 1994 Plan a stock option to purchase 60,000 shares of Common Stock at an exercise price or $4.50. The option is exercisable for a period of 10 years from the date of grant and terminates 18 months after the termination for any reason of Mr. Rubinstein's service as a consultant to the Company.

     Pursuant to an agreement dated October 21, 1992 (the "Batchelder Agreement"), the Company retained the services of Batchelder & Partners, Inc., a financial advisory firm ("Batchelder"), to provide the Company with certain financial consulting services. On September 13, 1995, Batchelder entered into a separate agreement with Whitworth and Associates (the "Whitworth Agreement"), of which Ralph V. Whitworth is President, pursuant to which Whitworth is to provide consulting services to Batchelder for a fee equal to a percentage of the fee received by Batchelder from the Company under the Batchelder Agreement. In the fiscal year ended December 31, 1996, Whitworth and Associates received $60,000 from the Whitworth agreement. In January 1997, Mr. Whitworth became a partner in Batchelder, and the Whitworth Agreement was terminated.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following documents are filed as a part of this report:

        1) Consolidated Financial Statements and Report of Independent Accountants are included under Item 8, in Part II.

        2) Consolidated Financial Statement Schedules and Report of Independent Public Accountants on those schedules are included as follows:

           None.

        3) Exhibits: The following exhibits are filed as part of this report.

 EXHIBIT                                        DESCRIPTION
---------     --------------------------------------------------------------------------------
   3.1        Amended and Restated Certificate of Incorporation.
   3.2        Amended and Restated By-Laws.
   4.1        Description of Capital Stock contained in the Amended and Restated Certificate of Incorporation (see Exhibit 3.1).
   4.2        Description of Rights of Security Holders contained in the Amended and Restated
                Bylaws (see Exhibit 3.2.).
   4.3        Form of Certificate for Shares of Common Stock.
   4.4        Form of Common Stock Purchase Warrant Agreement between the Company and
                Continental Stock Transfer and Trust Company.
   4.5        Form of Common Stock Purchase Warrant Certificate.
   4.6        Form of Representatives' Warrant Agreement among the Company, Yorkton Securities
                Inc., First Marathon (U.S.A.) Inc., First Marathon Securities Limited and
                Continental Stock Transfer and Trust Company.
   4.7        Form of Representatives' Warrant Certificate.
  10.1        Option Agreement, dated January 23, 1992, between the Company and New World Sky
                Media.

 EXHIBIT                                        DESCRIPTION
---------     --------------------------------------------------------------------------------
  10.2        Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building
                Limited Partnership and the Company.
  10.3        Letter Agreement, dated November 18, 1992, between the Company and Batchelder &
                Partners, Inc.
  10.4.1      Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert Briskman.
  10.4.2      Amendment No. 1 to Proprietary Information and Non-Competition Agreement between the Company and Robert Briskman.
 +10.5.1      Satellite Construction Agreement, dated March 2, 1993, between Space
                Systems/Loral and the Company.
 +10.5.2      Amendment No. 1 to Satellite Construction Agreement, effective December 28,
                1993, between Space Systems/Loral and the Company.
 +10.5.3      Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the Space Systems/Loral and the Company.
  10.5.4      Amendment No. 3 to Satellite Construction Agreement, effective February 12,
                1996, between the Space Systems/Loral, Inc. and the Company.
  10.5.5      Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the Space Systems/Loral, Inc. and the Company. (Incorporated by
                reference to Exhibit 10.8.5 to the Company's Form 10-Q for the period ended
                September 30, 1996.)
  10.5.6      Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company. (Incorporated by
                reference to Exhibit 10.8.6 to the Company's Form 10-Q for the period ended
                September 30, 1996.)
  10.5.7      Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company.
  10.5.8      Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space Systems/Loral, Inc. and the Company.
  10.5.9      Amendment No. 9 to Satellite Construction Agreement, effective February 26,
                1997, between the Space Systems/Loral, Inc. and the Company.
  10.5.10     Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space Systems/Loral, Inc. and the Company.
  10.6        Assignment of Technology Agreement, dated April 15, 1993, between Robert
                Briskman and the Company.
  10.7        Demand Note and Grant of Warrant to Robert Friedland, dated April 28, 1993.
 *10.8        Amended and Restated Option Agreement between the Company and Robert Briskman.
  10.9        Demand Note and Grant of Warrant to Robert Friedland, dated October 13, 1993.
  10.10.1     Launch Reservation Agreement, dated September 20, 1993, between the Company and
                Arianespace.
  10.10.2     Modification of Launch Reservation Agreement, dated April 1, 1994, between the
                Company and Arianespace.
  10.10.3     Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace.
  10.10.4     Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and Arianespace (Incorporated by reference to Exhibit 14.4 to the Company's Form 10-Q for the period ended September 30, 1996).
  10.10.5     Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and Arianespace (Incorporated by reference to Exhibit 14.5 to the Company's Form 10-Q for the period ended September 30, 1995).
  10.10.6     Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the Company and Arianespace.
 *10.11.1     Employment and Noncompetition Agreement between the Company and David Margolese.
 *10.11.2     First Amendment to Employment Agreement between the Company and David Margolese.

 EXHIBIT                                        DESCRIPTION
---------     --------------------------------------------------------------------------------
 *10.12.1     Employment and Noncompetition Agreement between the Company and Robert Briskman.
 *10.12.2     First Amendment to Employment Agreement between the Company and Robert Briskman.
 *10.12.3     Second Amendment to Employment Agreement between the Company and Robert
                Briskman.
  10.13       Registration Agreement, dated January 2, 1994, between the Company and M.A.
                Rothblatt and B.A. Rothblatt.
 *10.14       1994 Stock Option Plan.
 *10.15       Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.
  10.16       Form of Lock-Up Agreement executed by certain holders of the Company's Common
                Stock.
  10.17       Option Agreement, dated as of October 21, 1992, between the Company and
                Batchelder & Partners, Inc.
  10.18       Settlement Agreement, dated as of April 1, 1994, among the Company, M.A.
                Rothblatt, B.A. Rothblatt and Marcor, Inc.
  10.19.1     Demand Note, dated April 19, 1994, in favor of David Margolese.
  10.19.2     Note, dated June 30, 1994, in favor of David Margolese.
  10.20       Demand Note, dated April 19, 1994, between the Company and D. Friedland.
  10.21       Form of Underwriting Agreement (Incorporated by reference from Exhibit 1.1 to the
              Registrant's Registration Statement on Form S-1, Commission file No. 33-74782)
  10.22       Letter Agreement dated January 13, 1995, between the Company and Brenner
                Securities.
 *10.23       1995 Stock Compensation Plan
**10.24       Form of Preferred Stock Investment Agreement dated October 23, 1996 between the
                Company and certain investors.
**10.24.1     Form of First Amendment to Preferred Stock Investment Agreement dated March 7,
                1997 between the Company and certain investors.
**10.24.2     Form of Second Amendment to Preferred Stock Investment Agreement dated March 14,
                1997 between the Company and certain investors.
  11.1        Statement Re Computation of Historical Net Loss Per Share.
  21.1        List of the Company's Subsidiaries.
**23.1        Consent of Coopers & Lybrand L.L.P.
  27          Financial Data Schedule

---------------
 * This document has been identified as a management contract or compensatory plan or arrangement.

** Replaces previously filed exhibit.

 + Portions of these exhibits, which are incorporated by reference to Registration No. 33-74782, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

     b) Reports on Form 8-K

        A report on Form 8-K was filed on October 2, 1996 with the Securities and Exchange Commission relating to the exercise of the Company's warrants.

        A report on Form 8-K was filed on October 16, 1996 with the Securities and Exchange Commission relating to the Company's Pioneer's Preference application.

        A report on Form 8-K was filed on October 30, 1996 with the Securities and Exchange Commission relating to the private placement agreement for the issuance of the 5% Delayed Convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 1997                         CD RADIO INC.

                                                  /s/ DAVID MARGOLESE
                                          --------------------------------------
                                                     David Margolese
                                           Chairman and Chief Executive Officer

                                 CD RADIO INC.

                               INDEX TO EXHIBITS

                                                                                       SEQUENTIAL
 EXHIBIT                                   DESCRIPTION                                  PAGE NO.
---------     ----------------------------------------------------------------------   ----------
  *3.1        Amended and Restated Certificate of Incorporation.
  *3.2        Amended and Restated By-Laws.
  *4.1        Description of Capital Stock contained in the Amended and Restated
                Certificate of Incorporation (see Exhibit 3.1).
  *4.2        Description of Rights of Security Holders contained in the Amended and
                Restated Bylaws (see Exhibit 3.2.).
  *4.3        Form of Certificate for Shares of Common Stock.
  *4.4        Form of Common Stock Purchase Warrant Agreement between the Company and Continental Stock Transfer and Trust Company.
  *4.5        Form of Common Stock Purchase Warrant Certificate.
  *4.6        Form of Representatives' Warrant Agreement among the Company, Yorkton
                Securities Inc., First Marathon (U.S.A.) Inc., First Marathon
                Securities Limited and Continental Stock Transfer and Trust Company.
  *4.7        Form of Representatives' Warrant Certificate.
 *10.1        Option Agreement, dated January 23, 1992, between the Company and New
                World Sky Media.
  10.2        Lease Agreement, dated October 20, 1992, between 22nd & K Street
                Office Building Limited Partnership and the Company (Incorporated by
                reference to Exhibit 10.3 to the Company's Registration Statement on
                Form S-1 (File No. 33-74782) (the "Registration Statement").
  10.3        Letter Agreement, dated November 18, 1992, between the Company and
                Batchelder & Partners, Inc. (Incorporated by reference to Exhibit
                10.4 to the Registration Statement)
  10.4.1      Proprietary Information and Non-Competition Agreement, dated February
                9, 1993, for Robert Briskman (Incorporated by reference to Exhibit
                10.8.1 to the Registration Statement).
  10.4.2      Amendment No. 1 to Proprietary Information and Non-Competition
                Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.8.2 to the Registration Statement).
 +10.5.1      Satellite Construction Agreement, dated March 2, 1993, between Space
                Systems/Loral and the Company (Incorporated by reference to Exhibit
                10.9.1 to the Registration Statement).
 +10.5.2      Amendment No. 1 to Satellite Construction Agreement, effective
                December 28, 1993, between Space Systems/Loral and the Company
                (Incorporated by reference to Exhibit 10.9.2 to the Registration
                Statement).
 +10.5.3      Amendment No. 2 to Satellite Construction Agreement, effective March
                8, 1994, between the Space Systems/Loral and the Company
                (Incorporated by reference to Exhibit 10.9.3 to the Registration
                Statement).
  10.5.4      Amendment No. 3 to Satellite Construction Agreement, effective
                February 12, 1996, between the Space Systems/Loral, Inc. and the
                Company (Incorporated by reference to Exhibit 10.9.4 to the
                Company's Annual Report on Form 10-K for the year ended December 31,
                1995 (the "1995 Form 10-K"))
  10.5.5      Amendment No. 4 to Satellite Construction Agreement, effective June
                18, 1996, between the Space Systems/Loral, Inc. and the Company.
                (Incorporated by reference to Exhibit 10.8.5 to the Company's Form
                10-Q for the period ended September 30, 1996.)
  10.5.6      Amendment No. 5 to Satellite Construction Agreement, effective August
                26, 1996, between the Space Systems/Loral, Inc. and the Company.
                (Incorporated by reference to Exhibit 10.8.6 to the Company's Form
                10-Q for the period ended September 30, 1996.)
  10.5.7      Amendment No. 6 to Satellite Construction Agreement, effective August
                26, 1996, between the Space Systems/Loral, Inc. and the Company.

                                                                                       SEQUENTIAL
 EXHIBIT                                   DESCRIPTION                                  PAGE NO.
---------     ----------------------------------------------------------------------   ----------
  10.5.8      Amendment No. 8 to Satellite Construction Agreement, effective January
                29, 1997, between the Space Systems/Loral, Inc. and the Company.
  10.5.9      Amendment No. 9 to Satellite Construction Agreement, effective
                February 26, 1997, between the Space Systems/Loral, Inc. and the
                Company.
  10.5.10     Amendment No. 11 to Satellite Construction Agreement, effective March
                24, 1997, between the Space Systems/Loral, Inc. and the Company.
  10.6        Assignment of Technology Agreement, dated April 15, 1993, between
                Robert Briskman and the Company (Incorporated by reference to
                Exhibit 10.10 to the Registration Statement).
  10.7        Demand Note and Grant of Warrant to Robert Friedland, dated April 28,
                1993 (Incorporated by reference to Exhibit 10.12 to the Registration
                Statement).
  10.8        Amended and Restated Option Agreement between the Company and Robert
                Briskman (Incorporated by reference to Exhibit 10.13 to the
                Registration Statement).
  10.9        Demand Note and Grant of Warrant to Robert Friedland, dated October
                13, 1993 (Incorporated by reference to Exhibit 10.14 to the
                Registration Statement).
  10.10.1     Launch Reservation Agreement, dated September 20, 1993, between the
                Company and Arianespace (Incorporated by reference to Exhibit
                10.15.1 to the Registration Statement).
  10.10.2     Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace (Incorporated by reference to
                Exhibit 10.15.2 to the Registration Statement).
  10.10.3     Second Modification of Launch Reservation Agreement, dated August 10,
                1994, between the Company and Arianespace (Incorporated by reference to Exhibit 10.15.3 to the Registration Statement).
  10.10.4     Third Modification of Launch Reservation Agreement, dated November 8,
                1995, between the Company and Arianespace (Incorporated by reference to Exhibit 10.14.4 to the Company's Form 10-Q for the period ended
                September 30, 1996).
  10.10.5     Fourth Modification of Launch Reservation Agreement, dated August 30,
                1996, between the Company and Arianespace (Incorporated by reference to Exhibit 10.14.5 to the Company's Form 10-Q for the period ended
                September 30, 1995).
  10.10.6     Fifth Modification of Launch Reservation Agreement, dated December 10,
                1996, between the Company and Arianespace.
  10.11.1     Employment and Noncompetition Agreement between the Company and David
                Margolese (Incorporated by reference to Exhibit 10.18.1 to the
                Registration Statement).
  10.11.2     First Amendment to Employment Agreement between the Company and David
                Margolese (Incorporated by reference to Exhibit 10.18.2 to the
                Registration Statement).
  10.12.1     Employment and Noncompetition Agreement between the Company and Robert
                Briskman (Incorporated by reference to Exhibit 10.19.1 to the
                Registration Statement).
  10.12.2     First Amendment to Employment Agreement between the Company and Robert
                Briskman (Incorporated by reference to Exhibit 10.19.2 to the
                Registration Statement).
  10.12.3     Second Amendment to Employment Agreement between the Company and
                Robert Briskman.
  10.13       Registration Agreement, dated January 2, 1994, between the Company and
                M.A. Rothblatt and B.A. Rothblatt (Incorporated by reference to
                Exhibit 10.20 to the Registration Statement).
  10.14       1994 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement).

                                                                                       SEQUENTIAL
 EXHIBIT                                   DESCRIPTION                                  PAGE NO.
---------     ----------------------------------------------------------------------   ----------
  10.15       Amended and Restated 1994 Directors' Nonqualified Stock Option Plan
                (Incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K).
  10.16       Form of Lock-Up Agreement executed by certain holders of the Company's
                Common Stock (Incorporated by reference to Exhibit 10.23 to the
                Registration Statement).
  10.17       Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (Incorporated by reference to
                Exhibit 10.24 to the Registration Statement).
  10.18       Settlement Agreement, dated as of April 1, 1994, among the Company,
                M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (Incorporated by
                reference to Exhibit 10.27 to the Registration Statement).
  10.19.1     Demand Note, dated April 19, 1994, in favor of David Margolese
                (Incorporated by reference to Exhibit 10.28.1 to the Registration
                Statement).
  10.19.2     Note, dated June 30, 1994, in favor of David Margolese (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement).
  10.20       Demand Note, dated April 19, 1994, between the Company and D.
                Friedland (Incorporated by reference to Exhibit 10.29 to the
                Registration Statement).
  10.21       Form of Underwriting Agreement (Incorporated by reference from Exhibit
                1.1 to the Registration Statement)
  10.22       Letter Agreement dated January 13, 1995, between the Company and
                Brenner Securities (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1994 (the "1994 Form 10-K").
  10.23       1995 Stock Compensation Plan (Incorporated by reference to Exhibit
                10.37 to the 1995 Form 10-K).
**10.24       Form of Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors.
**10.24.1     Form of First Amendment to Preferred Stock Investment Agreement dated
                March 7, 1997 between the Company and certain investors.
**10.24.2     Form of Second Amendment to Preferred Stock Investment Agreement dated
                March 14, 1997 between the Company and certain investors.
  11.1        Statement Re Computation of Historical Net Loss Per Share.
  21.1        List of the Company's Subsidiaries (Incorporated by reference to
                Exhibit 21.1 to the 1994 Form 10-K).
**23.1        Consent of Coopers & Lybrand L.L.P.
  27          Financial Data Schedule

---------------
 * Incorporated by reference to the same exhibit number of the Company Registration Statement on Form S-1, Commission File No. 33-74782.

** Replaces previously filed exhibit.

 + Portions of these exhibits, which are incorporated by reference to Registration No. 33-74782, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.