Form 10-Q
period 1997-03-31
CD RADIO INC
filed 1997-05-15
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

Commission file number   0-24710
                         -------

                                  CD RADIO INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           52-1700207

--------------------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


              SIXTH FLOOR, 1001 22ND STREET, N.W., WASHINGTON, D.C.
                                      20037

--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  202-296-6192

--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X         No
            ------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $.001 PAR VALUE                     10,313,391

--------------------------------------------------------------------------------
                (Class)                  (Outstanding as of May 13, 1997)

                                  CD RADIO INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)




                                      INDEX



Part I - Financial Information

                                                                                         Page


      Consolidated Statements of Operations (unaudited) for the three                     1
         month periods ended March 31, 1997 and 1996 and for the
         period May 17, 1990 (date of inception) to March 31, 1997


      Consolidated Balance Sheets  (unaudited) as of March 31, 1997                       2
         and December 31, 1996


      Consolidated Statements of Cash Flows (unaudited) for the three                     3
         month periods ended March 31, 1997 and 1996 and for the
         period May 17, 1990 (date of inception) to March 31, 1997


      Notes to Consolidated Financial Statements (unaudited)                              4


      Management's Discussion and Analysis of Financial Condition and                     5
         Results of Operations



Part II - Other Information                                                               8


Signatures




                         CD RADIO INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                                                               For the period
                                                       Three months ended                        May 17,1990
                                                -------------------------------------        (date of inception)
                                                   March 31,            March 31,                to March 31,
                                                      1997                 1996                      1997
                                                ------------------    ---------------     ---------------------------

Revenue                                       $        -            $       -            $            -

Expenses:
       Legal, consulting and
         regulatory fees                                 307,439             227,674                       7,556,403
       Other general and administrative                  284,877             281,681                       7,817,640
       Research and development                           19,603              27,901                       1,935,958
       Write-off of investment in
          Sky-Highway Radio Corp.                      -                    -                              2,000,000
                                                -----------------     ---------------     ---------------------------

            Total expenses                               611,919             537,256                      19,310,001
                                                -----------------     ---------------     ---------------------------


Other income (expense)
       Interest income                                    59,681              25,290                         388,353
       Interest expense                                   (4,910)             (4,917)                       (171,360)
                                                -----------------     ---------------     ---------------------------
                                                          54,771              20,373                         216,993
                                                -----------------     ---------------     ---------------------------

Net loss                                      $         (557,148)   $       (516,883)    $               (19,093,008)
                                                =================     ===============     ===========================


Net loss per common share                     $            (0.05)   $          (0.06)
                                                =================     ===============

Weighted average common shares
       and common share equivalents
       outstanding                                    10,301,331           9,357,793
                                                =================     ===============




  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                            March 31,                  December 31,
                                                                               1997                        1996
                                                                        -------------------        ----------------------

Current assets:
     Cash and cash equivalents                                        $          1,079,668       $             4,583,562
     Prepaid expense and other                                                       6,558                         9,368
                                                                        -------------------        ----------------------
       Total current assets                                                      1,086,226                     4,592,930
                                                                        -------------------        ----------------------

Property and equipment, at cost:
     Technical equipment                                                           254,200                       254,200
     Office equipment and other                                                     89,220                        89,220
     Demonstration equipment                                                        38,664                        38,664
                                                                        -------------------        ----------------------
                                                                                   382,084                       382,084
     Less accumulated depreciation                                                (223,915)                     (213,344)
                                                                        -------------------        ----------------------
                                                                                   158,169                       168,740
                                                                        -------------------        ----------------------
     Auction deposit                                                             3,000,000                   -
                                                                        -------------------        ----------------------
Deposits                                                                           303,793                       303,793
                                                                        -------------------        ----------------------
       Total Assets                                                   $          4,548,188       $             5,065,463
                                                                        ===================        ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                            $            157,409       $               131,118
     Other                                                                          20,700                        20,174
                                                                        -------------------        ----------------------
       Total current liabilities                                                   178,109                       151,292

Deferred rent and other                                                             10,051                        15,795
                                                                        -------------------        ----------------------
       Total liabilities                                                           188,160                       167,087
                                                                        -------------------        ----------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized; none issued or outstanding                                   -                            -
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 10,309,708 and 10,300,391 shares issued and
       outstanding at March 31, 1997 and December 31, 1996,
       respectively                                                                 10,310                        10,300
     Additional paid-in capital                                                 23,442,726                    23,423,936
     Deficit accumulated during the development stage                          (19,093,008)                  (18,535,860)
                                                                        -------------------        ----------------------
       Total stockholders' equity                                                4,360,028                     4,898,376
                                                                        -------------------        ----------------------

     Total liabilities and stockholders' equity                       $          4,548,188       $             5,065,463
                                                                        ===================        ======================




  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                                           For the period
                                                                         Three months ended                 May 17,1990
                                                                 -------------------------------------   (date of inception)
                                                                     March 31,           March 31,          to March 31,
                                                                       1997                 1996                1997
                                                                 ------------------    ---------------   ---------------
Cash flows from development stage activities:
     Net loss                                                  $          (557,148)   $      (516,883)   $  (19,093,008)
     Adjustments to reconcile net loss to net
       cash used in development stage activities:
          Depreciation and amortization                                     10,571             14,472           234,613
          Write off of investment in Sky-Highway Radio Corp.             -                   -                2,000,000
          Compensation expense in connection with
               issuance of stock options                                 -                     80,000         1,715,500
          Common stock issued for services rendered                      -                     63,418           901,576
          Common stock options granted for services
               rendered                                                  -                   -                  119,820
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expense and other                                          2,810              1,659            (6,557)
          Due to related party                                           -                   -                  350,531
          Deposits                                                       -                   -                 (303,793)
          Accounts payable and accrued expenses                             26,291             31,404           232,647
          Other liabilities                                                 (5,218)            (5,155)           30,752
                                                                 ------------------    ---------------    --------------
            Net cash used in development stage activities                 (522,694)          (331,085)      (13,817,919)
                                                                 ------------------    ---------------    --------------

Cash flows from investing activities:
     Capital expenditures                                                -                   -                 (392,783)
     Auction deposit                                                    (3,000,000)          -               (3,000,000)
     Acquisition of Sky-Highway Radio Corp.                              -                   -               (2,000,000)
                                                                 ------------------    ---------------    --------------
            Net cash used in investing activities                       (3,000,000)          -               (5,392,783)
                                                                 ------------------    ---------------    --------------

Cash flows from financing activities:
     Proceeds from issuance of units and common stock                    -                   -               14,557,482
     Proceeds from exercise of stock warrants                            -                   -                4,589,088
     Proceeds from issuance of promissory notes                          -                   -                  200,000
     Proceeds from issuance of promissory notes to
         related parties                                                 -                   -                2,965,000
     Proceeds from exercise of stock options by
        Company officers                                                    18,800             80,000           173,800
     Repayment of promissory note                                        -                   -                 (200,000)
     Repayment of promissory notes to related parties                    -                   -               (2,435,000)
     Loan from officer                                                   -                   -                  440,000
     Deferred offering costs                                             -                   -                     -
                                                                 ------------------    ---------------    --------------
            Net cash provided by financing activities                       18,800           -               20,290,370
                                                                 ------------------    ---------------    --------------
Net increase (decrease) in cash and cash equivalents                    (3,503,894)          (251,096)        1,079,668
Cash and cash equivalents at the beginning of period                     4,583,562          1,799,814              -
                                                                 ------------------    ---------------    --------------
Cash and cash equivalents at the end of period                 $         1,079,668    $     1,548,718    $    1,079,668
                                                                 ==================    ===============    ==============

Supplemental disclosure of cash information:
     Cash paid during the period for interest                  $         -            $      -           $       40,063
                                                                 ==================    ===============    ==============

Supplemental disclosure of non-cash financing activities:
    Common stock issued in satisfaction of notes
       payable to related parties, including
       accrued interest                                        $         -            $      -           $      998,452
                                                                 ==================    ===============    ==============

    Common stock issued in satisfaction of due to
       related parties including accrued interest              $         -            $      -           $      409,390
                                                                 ==================    ===============    ==============

    Common stock issued in satisfaction of
       commissions payable                                     $         -            $      -           $       20,000
                                                                 ==================    ===============   ===============




  The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)



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

SUBSEQUENT EVENTS

        In March 1997, the Company extended its satellite construction contract with Space Systems/Loral ("Loral") and amended the contract to allow Loral to commence work associated with the first five months of the program schedule.

        In April 1997, the FCC held an auction for two national satellite radio broadcast licenses. The Company was one of the winning bidders in such auction with a bid price of $83,346,000. Of the total bid price, $16,669,200 has been deposited with the FCC, with the remainder due within 10 business days following the public notice by the FCC that it is prepared to award the license.

        In April 1997, the Company completed a private placement of its 5% Delayed Convertible Preferred Stock (the "5'% Preferred Stock"). The Company sold a total of 5,400,000 shares of the 5% Preferred Stock for an aggregate sale price of $135 million. In connection with the private placement, the Company paid $10,125,000 in fees to its placement agent, Libra Investments, Inc. ("Libra"), and $2.7 million to Batchelder & Partners, Inc., a financial advisory firm. In addition, the Company agreed to grant a warrant to Libra to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25.00 per share. As a result of the private placement, options to purchase 200,000 shares of Common Stock held by Batchelder & Partners, Inc. vest and become exercisable for three years with an exercise price of $6.25. Reference is made to the Company's report on Form 8-K filed May 5, 1997 for a description of the terms of the 5% Preferred Stock.

                          CD RADIO INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for CD Radio, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards and specifications, development of a mobile demonstration program and securing adequate working capital. The Company has been unprofitable to date and expects to continue to incur substantial losses through at least the first full year of CD Radio service. Since its inception, the Company has not derived any revenues from operations and does not expect to generate any revenues from operations prior to the commencement of CD Radio, which is not expected to occur before the fall of 1999 at the earliest. In order to commence CD Radio service, the Company will require a license from the Federal Communications Commission ("FCC") to provide Digital Audio Radio Service the ("FCC License") and substantial additional funds to finance construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations.

        In April 1997, the FCC held an auction among four existing applicants to auction two FCC Licenses. The Company was a winning bidder in the auction with a bid of $83.3 million, of which $16.7 million has been paid as a deposit. The award of the FCC License is subject to the satisfaction of a number of requirements, and it remains a possibility that the Company will not receive the FCC License. The Company completed a private placement in April 1997 of $135 million of its 5% Delayed Convertible Preferred Stock, of which an aggregate of $12.8 million was paid in fees to the Company's placement agent and a financial advisor, and $1.7 million was paid as a commitment fee to the investors. Assuming the FCC License is received, the Company will require substantial additional financing to complete the construction and launch of its satellite system and to fund the first full year of CD Radio service.

        After being a winning bidder in the auction for the FCC License and competing the 5% Preferred Stock financing, the Company paid $6.5 million to Space Systems/Loral in order to commence satellite construction, and $3.4 million to Arianespace to secure satellite launch reservations. The Company has also hired, and intends to continue to hire, additional key employees to manage the design, development, construction and launch of the CD Radio system and to plan and implement marketing strategies and to develop key relationships in the entertainment and consumer electronics industries. These measures will result in substantial increases in expenses in the three months ending June 30, 1997 and in subsequent periods over expense levels in past periods.

RESULTS OF OPERATIONS

        The Company recorded net losses of $557,000 and $517,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's total operating expenses were $612,000 and $537,000 for the three months ended March 31, 1997 and 1996, respectively.

        Legal, consulting and regulatory fees increased for the three months ended March 31, 1997 to $307,000 from $228,000 for the three months ended March 31, 1996. These levels of expenditures are the result of continued regulatory activity.

        Research and development costs were $20,000 and $28,000 for the three months ended March 31, 1997 and 1996, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

        Other general and administrative expenses increased for the three months ended March 31, 1997 to $285,000 from $282,000 for the three months ended March 31, 1996. General and administrative expenses continued to remain at a low level prior to the Company being the winning bidder for the FCC License. The Company also incurred a non-cash charge of $80,000 for the three month period ended March 31, 1996, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

        The increase of interest income to $60,000 for the three months ended March 31, 1997, from $25,000 in the three months ended March 31, 1996, was the result of a higher average cash balance during the first quarter of 1997. The cash and cash equivalents on hand were primarily obtained from the exercise of stock warrants in late 1996.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997, the Company had working capital of approximately $908,000 compared to $4,442,000 at December 31, 1996. The decrease in working capital was primarily the result of the $3,000,000 deposit made to the FCC to participate in the license auction and $523,000 in net cash used in development stage activities for the quarter ended March 31, 1997.

        The Company was a winning bidder in the FCC auction for two FCC Licenses with a winning bid of $83.3 million, of which $16.7 million has been paid as a deposit. The Company would be required to pay the balance of the winning bid after the revised license applications are finalized and assuming petitions to deny the License are dismissed. In order to finance the payment of the purchase price for the FCC License and for working capital prior to the completion of subsequent financings, the Company completed a private placement of $135 million of the 5% Preferred Stock, of which $12.8 million was paid in commissions and fees to its placement agent and a financial advisor, and $1.7 million was paid in commitment fees to the investors. The Company has also commenced satellite construction with Space Systems/Loral.

        The Company estimates that assuming receipt of the FCC License it will require cash in the aggregate amount of at least $600 million to fund the construction and launch of the Company's satellites and the commencement of CD Radio service and to provide cash reserves for the first year of service. The amount and timing of cash payments will vary based on payment terms with satellite and launch contracts.

        The Company believes that its working capital is sufficient to maintain its construction schedule approximately through December 1997 and to fund operations through the second quarter of 1998. There can be no assurance, however, that the Company's actual cash requirements will not be greater than currently anticipated. The Company intends to seek additional financing through the issuance of debt and equity securities. However, there can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, or that such financing will be available in a timely manner. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

        The terms of the 5% Preferred Stock financing require that additional financings be pari passu or junior to the 5% Preferred Stock in seniority, structure and maturity until the Company completes a public offering of Common Stock that meets certain specified criteria.

        The Company's estimates of its cash requirements and the adequacy of its current cash resources to satisfy its cash requirements through December 1997 and the second quarter of 1998 are forward-looking statements that involve a number of risks and uncertainties that could cause actual events to differ materially from those anticipated by the Company. The estimates assume that service will commence in the fall of 1999 and do not include interest costs or any payments that may be required to holders of the 5% Preferred Stock as the result of failure to satisfy certain requirements under the terms of the 5% Preferred Stock financing in a timely manner. The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated expenses. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses.

                                             PART II

                                        OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.        Changes in Securities

                       In March 1997, the Board of Directors authorized for
               issuance 8 million shares of 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock'). For a description of the 5% Preferred Stock, see "Description of Securities" contained on the Form 8-K filed by the Company on May 5, 1997, which is incorporated by reference herein in its entirety. In April 1997, the Company sold an aggregate of 5,400,000 shares of the 5% Preferred Stock at $25.00 per share to 51 institutional investors, each of which the Company believes to be an "accredited investor"' within the meaning of Rule 502(a) of Regulation D under the Securities Act. In connection with the private placement, the Company paid $10,125,000 in fees to its placement agent, Libra Investments, Inc. ("Libra"), a commitment fee of $1.7 million to the investors and $2.7 million to Batchelder & Partners, Inc., a financial advisory firm. In addition, the Company agreed to grant a warrant to Libra to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25 .00 per share. As a result of the private placement, options previously granted to purchase 200,000 shares of Common Stock held by Batchelder & Partners, Inc. vest and become exercisable for three years with an exercise price of $6.25. The sale of the 5% Preferred Stock was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Item 3.       Defaults upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits:


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

*3.1       Amended and Restated Certificate of Incorporation.
*3.2       Amended and Restated By-Laws.
 3.3       Certificate of Designations of 5% Delayed Convertible Preferred
           Stock (Incorporated by reference to Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the " 1996 Form 10-K")).
*4.1       Description of Capital Stock contained in the Amended and Restated
           Certificate of Incorporation and Certificate of Designations (see
           Exhibits 3.1 and 3.3).
*4.2       Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit 3.2).

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

*4.3       Form of Certificate for Shares of Common Stock.
10.1       Lease Agreement, dated October 20, 1992, between 22nd & K Street
           Office Building Limited Partnership and the Company (Incorporated by
           reference to Exhibit 10.3 to the Company's Registration Statement
           on Form S-1 (File No. 33-74782) (the "Registration Statement")).
10.2       Letter Agreement, dated November 18, 1992, between the Company and
           Batchelder & Partners, Inc. (Incorporated by reference to Exhibit
           10.4 to the Registration Statement).
10.3.1     Proprietary Information and Non-Competition Agreement, dated
           February 9, 1993, for Robert Briskman (Incorporated by reference to
           Exhibit 10.9.1 to the Registration Statement).
10.3.2     Amendment No. 1 to Proprietary Information and Non-Competition Agreement
           between the Company and Robert Briskman (Incorporated by reference to
           Exhibit 10.8.2 to the Registration Statement).
+10.4.1    Satellite Construction Agreement, dated March 2, 1993, between Space
           Systems/Loral and the Company (Incorporated by reference to Exhibit
           10.9.1 to the Registration Statement).
+10.4.2    Amendment  No. 1 to Satellite Construction Agreement, effective
           December 28, 1993, between Space Systems/Loral and the Company
           (Incorporated by reference to Exhibit 10.9.2 to the Registration
           Statement).
+10.4.3    Amendment No. 2 to Satellite Construction Agreement, effective
           March 8, 1994, between the Space Systems/Loral and the Company
           (Incorporated by reference to Exhibit 10.9.3 to the Registration
           Statement).
10.4.4     Amendment No. 3 to Satellite Construction Agreement, effective
           February 12, 1996, between the Space System/Loral, Inc. and the
           Company (Incorporated by reference to Exhibit 10.9.4 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1995
           (the "1995 Form 10-K")).
10.4.5     Amendment No. 4 to Satellite Construction Agreement, effective June
           18, 1996, between the Space Systems/Loral, Inc. and the Company.
           (Incorporated by reference to Exhibit 10.8.5 to the Company's Form 10-Q for the period ended September 30, 1996.)
10.4.6     Amendment No. 5 to Satellite Construction Agreement, effective August
           26, 1996, between the Space Systems/Loral, Inc. and the Company.
           (Incorporated by reference to Exhibit 10.8.6 to the Company's Form
           10-Q for the period ended September 30, 1996.)
10.4.7     Amendment No. 6 to Satellite Construction Agreement, effective
           August 26, 1996, between the Space System/Loral, Inc. and the Company
           (Incorporated by reference to Exhibit 10.5.7 to the 1996 Form 10-K.
10.4.8     Amendment No. 8 to Satellite Construction Agreement, effective January 29,
           1997, between the Space System/Loral, Inc. and the Company (Incorporated
           by reference to Exhibit  10.5.8 to the 1996 Form 10-K.
10.4.9     Amendment No. 9 to Satellite Construction Agreement, effective February 26,
           1997, between the Space System/Loral, Inc. and the Company (Incorporated
           by reference to Exhibit 10.5.9 to the 1996 Form 10-K
10.4.10    Amendment No. 11 to Satellite Construction Agreement, effective March 24,
           1997, between the Space Systems/Loral, Inc., and the Company
           (Incorporated by reference to Exhibit 10.5.10 to the 1996 Form 10-K.
10.4.11    Amendment No. 12 to Satellite Construction Agreement, effective
           April 25, 1997, between the Space Systems/Loral, Inc. and the Company.
10.5       Assignment of Technology Agreement, dated April 15, 1993, between
           Robert Briskman and the Company (Incorporated by reference to
           Exhibit 10.10 to the Registration Statement).
10.6       Assignment of Technology Agreement, dated April 15, 1993, between Robert
           Briskman and the Company.

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.7.1     Launch Reservation Agreement, dated September 20, 1993, between the
           Company and Arianespace (Incorporated by reference to Exhibit
           10.15.1 to the Registration Statement.
10.7.2     Modification of Launch Reservation Agreement, dated April 1, 1994, between Arianespace (Incorporated by reference to Exhibit 10.1 5.2 to the Registration Statement).
10.7.3     Second Modification of Launch Reservation Agreement, dated August to, 1994, between the Company and Arianespace (Incorporated by reference to Exhibit 10.,15.3 to the Registration Statement).
10.7.4     Third Modification Launch Reservation Agreement, dated November 8,
           1995, between the Company and Arianespace (Incorporated by reference to Exhibit 10.14.4 to the Company's Form 10Q for the period ended
           September 30, 1996).
10.7.5     Fourth Modification of Launch Reservation Agreement, dated August 30,
           1996, between the Company and Arianespace (Incorporated by reference to Exhibit 10.14.5 to the Company's Form 1O-Q for the period ended
           September 30. 1995).
10.7.6     Fifth Modification of Launch Reservation Agreement, dated December
           10, 1996, between the Company and Arianespace.
10.8.1     Employment and Noncompetition Agreement between the Company and
           David Margolese (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement).
10.8.2     First Amendment to Employment Agreement between the Company and
           David Margolese (Incorporated by reference to Exhibit 10.18.2 to the Registration Statement).
10.9.1     Employment and Noncompetition Agreement between the Company and
           Robert Briskman (Incorporated by reference to Exhibit 10.19.1 to the Registration Statement).
10.9.2     First Amendment to Employment Agreement between the Company and
           Robert Briskman (Incorporated by reference to Exhibit 10.19.2 to the Registration Statement).
10.9.3     Second Amendment to Employment Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).
10.10      1994 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement).
10.11      Amended and Restated 1994 Directors' Nonqualified Stock Option
           Plan (Incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K).
10.12      Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (Incorporated by reference to
           Exhibit 10.24 to the Registration Statement).
10.13.1    Demand Note, dated April 19, 1994, in favor of David Margolese
           (Incorporated by reference to Exhibit 10.28.1 to the Registration
           Statement).
10.13.2    Note, dated June 30, 1994, in favor of David Margolese (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement).
10.14      Demand Note, dated April 19, 1994, between the Company and D.
           Friedland (Incorporated by reference to Exhibit 10.29 to the
           Registration Statement).
10.15      1995 Stock Compensation Plan (Incorporated by reference to Exhibit
           10.37 to the 1995 Form 10-K).
10.16      Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (Incorporated by reference to
           Exhibit 10.24 to the 1996 Form 10-K).
10.16.1    First Amendment to Preferred Stock Investment Agreement dated March 7,
           1997 between the Company and certain investors (Incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
10.16.2    Second Agreement to Preferred Stock Investment Agreement dated March
           14, 1997 between the Company and certain investors (Incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
10.17      Employment and Noncompetition Agreement between the Company and
           Joseph Capobianco
10.18      Employment and Noncompetition Agreement between the Company and
           Keno Thomas
11.1       Statement Re Computation of Historical Net Loss Per Share.
21.1       List of the Company's subsidiaries (incorporated by reference to
           Exhibit 21.1 to the 1994 Form 10-K).
27         Financial Data Schedule


----------------

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


        (b)    Reports on Form 8-K

                   On March 17, 1997, the Company filed a report on Form 8-K
               under Item 5 regarding the terms of the FCC auction scheduled for April 1, 1997.

                   On March 18, 1997, the Company filed a report on Form 8-K
               under Item 5 regarding the extension of the satellite construction contract with Space Systems/Loral, Inc.

                   On April 10, 1997 , the Company filed a report on Form 8-K under Item 5 and Item 7 regarding the private placement of approximately $86 million of the 5% Preferred Stock.

                   On May 5, 1997, the Company filed a report on Form 8-K under
               Item 5 regarding the completion of the second tranche of the private placement of the 5% Preferred Stock resulting in an aggregate sale price for the first and second tranches of $135 million. The Form 8-K also contained a description of the capital stock of the Company.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           CD RADIO INC.



Date:    May 15, 1997      By    /s/ David Margolese
                             --------------------------
                             David Margolese
                             Chairman of the Board and Chief Executive Officer (Duly authorized officer and principal financial officer)

                               INDEX TO EXHIBITS




EXHIBIT                                                       DESCRIPTION
-------                                                       -----------
 *3.1           Amended and Restated Certificate of Incorporation.

 *3.2           Amended and Restated By-Laws.

 3.3            Certificate of Designations of 5% Delayed Convertible Preferred Stock  (Incorporated by reference to
                   Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the "1996 Form 10-K")).

 *4.1           Description of Capital Stock contained in the Amended and Restated Certificate of Incorporation and
                   Certificate of Designations (see Exhibits 3.1 and 3.3).

 *4.2           Description of Rights of Security Holders contained in the Amended and Restated Bylaws (see Exhibit
                   3.2.).

 *4.3           Form of Certificate for Shares of Common Stock.

 10.1           Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement
                   on Form S-1 (File No. 33-74782) (the "Registration Statement")).

 10.2           Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc.
                   (Incorporated by reference to Exhibit 10.4 to the Registration Statement).

 10.3.1         Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert Briskman
                   (Incorporated by reference to Exhibit 10.8.1 to the Registration Statement).

 10.3.2         Amendment No. I to Proprietary Information and Non-Competition Agreement between the Company and
                   Robert Briskman (Incorporated by reference to Exhibit 10.8.2 to the Registration Statement).

 +10.4.1        Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral and the Company
                   (Incorporated by reference to Exhibit 10.9.1 to the Registration Statement).

 +10.4.2        Amendment No. I to Satellite Construction Agreement, effective December 28, 1993, between Space
                   Systems/Loral and the Company (Incorporated by reference to Exhibit 10.9.2 to the Registration
                   Statement).

 +10.4.3        Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the Space
                   Systems/Loral and the Company (Incorporated by reference to Exhibit 10.9.3 to the Registration
                   Statement).

 10.4.4         Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between the Space
                   Systems/Loral, Inc. and the Company (Incorporated by reference to Exhibit 10.9.4 to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

 10.4.5         Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the Space
                   Systems/Loral, Inc. and the Company. (Incorporated by reference to Exhibit 10.8.5 to the Company's
                   Form 10-Q for the period ended September 30, 1996.)

 10.4.6         Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space
                   Systems/Loral, Inc. and the Company. (Incorporated by reference to Exhibit 10.8.6 to the Company's
                   Form 10-Q for the period ended September 30, 1996.)

 10.4.7         Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space
                   Systems/Loral, Inc. and the Company (Incorporated by reference to Exhibit 10.5.7 to the 1996 Form
                   10-K).

 10.4.8         Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space
                   Systems/Loral, Inc. and the Company (Incorporated by reference to Exhibit 10.5.8 to the 1996 Form
                   10-K).

 10.4.9         Amendment No. 9 to Satellite Construction Agreement, effective February 26, 1997, between the Space
                   Systems/Loral, Inc. and the Company (Incorporated by reference to Exhibit 10.5.9 to the 1996 Form
                   10-K).

EXHIBIT                                                       DESCRIPTION
-------                                                       -----------
 10.4.10        Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space
                   Systems/Loral, Inc. and the Company (Incorporated by reference to Exhibit 10.5.10 to the 1996 Form
                   10-K).

 10.4.11        Amendment No. 12 to Satellite Construction Agreement, effective April 25, 1997, between the Space
                   Systems/Loral, Inc. and the Company.

 10.5           Assignment of Technology Agreement, dated April 15, 1993, between Robert Briskman and the Company
                   (Incorporated by reference to Exhibit 10.10 to the Registration Statement).

 10.6           Amended and Restated
                   Option Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit
                   10.13 to the Registration Statement).

 10.7.1         Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace
                   (Incorporated by reference to Exhibit 10.15.1 to the Registration Statement).

 10.7.2         Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace
                   (Incorporated by reference to Exhibit 10.15.2 to the Registration Statement).

 10.7.3         Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and
                   Arianespace (Incorporated by reference to Exhibit 10.15.3 to the Registration Statement).

 10.7.4         Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and
                   Arianespace (Incorporated by reference to Exhibit 10.14.4 to the Company's Form 10-Q for the period ended September 30, 1996).

 10.7.5         Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and
                   Arianespace (Incorporated by reference to Exhibit 10.14.5 to the Company's Form 10-Q for the period ended September 30, 1995).

 10.7.6         Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the Company and
                   Arianespace.

 10.8.1         Employment and Noncompetition Agreement between the Company and David Margolese (Incorporated by reference to Exhibit 10.18.1 to the Registration Statement).

 10.8.2         First Amendment to Employment Agreement between the Company and David Margolese (Incorporated by reference to Exhibit 10.18.2 to the Registration Statement).

 10.9.1         Employment and Noncompetition Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.19.1 to the Registration Statement).

 10.9.2         First Amendment to Employment Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.19.2 to the Registration Statement).

 10.9.3         Second Amendment to Employment Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).

 10.10          1994 Stock Option Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement).

 10.11          Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (Incorporated by reference to
                   Exhibit 10.22 to the 1995 Form 10-K).

 10.12          Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.
                   (Incorporated by reference to Exhibit 10.24 to the Registration Statement).

 10.13.1        Demand Note, dated April 19, 1994, in favor of David Margolese (Incorporated by reference to Exhibit
                   10.28.1 to the Registration Statement).

 10.13.2        Note, dated June 30, 1994, in favor of David Margolese (Incorporated by reference to Exhibit 10.28.2 to the Registration Statement).

 10.14          Demand Note, dated April 19, 1994, between the Company and D. Friedland (Incorporated by reference to
                   Exhibit 10.29 to the Registration Statement).

 10.15          1995 Stock Compensation Plan (Incorporated by reference to Exhibit 10.37 to the 1995 Form 10-K).

EXHIBIT                                                       DESCRIPTION
-------                                                       -----------
 10.16          Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors
                   (Incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

 10.16.1        First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the Company and certain investors (Incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K)..

 10.16.2        Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the Company and certain investors (Incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).

 10.17          Employment and Noncompetition Agreement between the Company and Joseph Capobianco

 10.18          Employment and Noncompetition Agreement between the Company and Keno Thomas

 11.1           Statement Re Computation of Historical Net Loss Per Share.

 21.1           List of the Company's Subsidiaries (Incorporated by reference to Exhibit 21.1 to the 1994 Form 10-K).

 27             Financial Data Schedule


-----------------------

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