Form 10-Q/A
period 1997-03-31
CD RADIO INC
filed 1997-05-19
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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


Signatures




                         CD RADIO INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                                                               For the period
                                                       Three months ended                        May 17,1990
                                                -------------------------------------        (date of inception)
                                                   March 31,            March 31,                to March 31,
                                                      1997                 1996                      1997
                                                ------------------    ---------------     ---------------------------

Revenue                                       $        -            $       -            $            -
                                                -----------------     ---------------     ---------------------------

Expenses:
       Legal, consulting and
         regulatory fees                                 307,439             227,674                       7,556,403
       Other general and administrative                  284,877             281,681                       7,817,640
       Research and development                           19,603              27,901                       1,935,958
       Write-off of investment in
          Sky-Highway Radio Corp.                      -                    -                              2,000,000
                                                -----------------     ---------------     ---------------------------

            Total expenses                               611,919             537,256                      19,310,001
                                                -----------------     ---------------     ---------------------------


Other income (expense)
       Interest income                                    59,681              25,290                         388,353
       Interest expense                                   (4,910)             (4,917)                       (171,360)
                                                -----------------     ---------------     ---------------------------
                                                          54,771              20,373                         216,993
                                                -----------------     ---------------     ---------------------------

Net loss                                      $         (557,148)   $       (516,883)    $               (19,093,008)
                                                =================     ===============     ===========================


Net loss per common share                     $            (0.05)   $          (0.06)
                                                =================     ===============

Weighted average common shares
       outstanding                                    10,301,331           9,357,793
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

Net Loss Per Share

        Net loss per common share is based on the weighted average number of common shares outstanding during such periods. Options and warrants granted by the Company have not been included in the calculation of net loss per share because such items were antidilutive. For reporting periods ending after December 15, 1997, the Company will be required to report earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). As long as the Company continues to experience net losses, there will be no impact on the Company's net loss per share from adoption of SFAS 128.
                                       4

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

        The Company estimates that, assuming receipt of the FCC License, the aggregate cost of the FCC License, the contruction and launch of the Company's satellites and the commencement of CD Radio service and cash reserves for the first year of service will be at least $600 million. The amount and timing of cash payments will vary based on payment terms with satellite and launch contracts.

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

        The Company's estimates of the cost of commencing CD Radio service, its cash requirements and the adequacy of its current cash resources to satisfy its cash requirements through December 1997 and the second quarter of 1998 are forward-looking statements that involve a number of risks and uncertainties that could cause actual events to differ materially from those anticipated by the Company. The estimates assume that service will commence in the fall of 1999 and do not include interest costs or any payments that may be required to holders of the 5% Preferred Stock as the result of failure to satisfy certain requirements under the terms of the 5% Preferred Stock financing in a timely manner. The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated expenses. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses.

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

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



                           CD RADIO INC.



Date:    May 16, 1997      By    /s/ David Margolese
                             --------------------------
                             David Margolese
                             Chairman of the Board and Chief Executive Officer (Duly authorized officer and principal financial officer)

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