Form 10-Q
period 1997-06-30
CD RADIO INC
filed 1997-08-14
CIK 908937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

Commission file number   0-24710
                         -------

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

                                  202-296-6192

-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X         No
             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $.001 PAR VALUE                          12,488,883

-------------------------------------------------------------------------------
              (Class)                       (Outstanding as of August 13, 1997)

                                 CD RADIO INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)




                                     INDEX



Part I - Financial Information

                                                                            Page


       Consolidated Statements of Operations (unaudited) for the three       1
          and the six month periods ended June 30, 1997 and 1996 and for the period May 17, 1990 (date of inception) to June 30, 1997


       Consolidated Balance Sheets (unaudited) as of June 30, 1997           2
          and December 31, 1996


       Consolidated Statements of Cash Flows (unaudited) for the six         3
          month periods ended June 30, 1997 and 1996 and for the
          period May 17, 1990 (date of inception) to June 30, 1997

       Notes to Consolidated Financial Statements (unaudited)                4


       Management's Discussion and Analysis of Financial Condition and       7
          Results of Operations



Part II - Other Information                                                 12

Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                                           For the period
                                               Three months end                Six months ended              May 17,1990
                                          ----------------------------    ----------------------------   (date of inception)
                                            June 30,        June 30,        June 30,        June 30,        to June 30,
                                             1997            1996             1997            1996            1997
                                          ------------    ------------    ------------    ------------    ------------
Revenue                                   $          -    $          -    $          -    $          -    $          -
                                          ------------    ------------    ------------    -------------   ------------

Expenses:
       Legal, consulting and
         regulatory fees                     1,009,110         347,495       1,245,751         575,169       8,494,715
       Other general and administrative        566,250         330,151         846,915         611,832       8,379,678
       Research and development                 15,434          24,576          35,058          52,477       1,951,413
       Write-off of investment in
          Sky-Highway Radio Corp.                    -               -               -               -       2,000,000
                                          ------------    ------------    ------------    -------------   ------------

            Total expenses                   1,590,794         702,222       2,127,724       1,239,478      20,825,806
                                          ------------    ------------    ------------    -------------   ------------


Other income (expense)
       Interest income                       1,237,003          20,099       1,297,684          45,389       1,626,356
       Interest expense                            (34)         (4,903)         (4,945)         (9,820)       (171,395)
                                          ------------    ------------    ------------    -------------   ------------
                                             1,236,969          15,196       1,292,739           35,569      1,454,961
                                          ------------    ------------    ------------    -------------   ------------

Net loss                                  $   (353,825)   $   (687,026)   $   (834,985)   $  (1,203,909)  $(19,370,845)
                                          ============    ============    ============    =============   ============


Net loss per common share                 $      (4.23)   $      (0.07)   $      (4.28)   $     (0.13)
                                          ============    ============    ============    =============

Weighted average common shares
       outstanding                          10,313,114       9,322,471      10,307,255       9,385,781
                                          ============    ============    ============    =============

            The accompanying notes are an integral part of these
                     consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                                                             June 30,            December 31,
                                                                               1997                 1996
                                                                          -------------         -------------
Current assets:
     Cash and cash equivalents                                           $   30,184,349        $   4,583,562
     Interest receivable and other                                              447,141                9,368
                                                                          -------------         ------------
       Total current assets                                                  30,631,490            4,592,930
                                                                          -------------         ------------
Property and equipment in service, at cost:
     Technical equipment                                                        254,200              254,200
     Office equipment and other                                                  93,720               89,220
     Demonstration equipment                                                     38,664               38,664
                                                                          -------------         ------------
                                                                                386,584              382,084
     Less accumulated depreciation                                             (233,118)            (213,344)
                                                                          -------------         ------------
                                                                                153,466              168,740
                                                                          -------------         ------------

Satellite construction in process                                             6,500,000                    -

Other assets
     Launch deposit                                                           3,420,000                    -
     FCC license deposit                                                     16,669,200                    -
     Designated cash                                                         66,676,800                    -
     Other deposits                                                             303,793              303,793
                                                                          -------------         ------------
       Total other assets                                                    87,069,793              303,793
                                                                          -------------         ------------

       Total assets                                                      $  124,354,749        $   5,065,463
                                                                          =============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                               $      187,172        $     131,118
     Other                                                                       20,082               20,174
                                                                          -------------         ------------
       Total current liabilities                                                207,254              151,292

Deferred rent and other                                                           5,743               15,795
                                                                          -------------         ------------
       Total liabilities                                                        212,997              167,087
                                                                          =============         ============

Commitments and contingencies

 5% Delayed Convertible Preferred Stock, $0.001 par value;
        8,000,000 shares authorized, 5,400,000 shares issued and
        outstanding at June 30, 1997 (liquidation preference
        of $136,400,000), at net carrying value                             111,855,311
Stockholders' equity:
     Preferred stock, $0.001 par value, 50,000,000 shares
       authorized; 8,000,000 shares designated as 5% Delayed
       Convertible Preferred Stock
     Common stock, $0.001 par value; 200,000,000 shares
       authorized; 10,313,391 and 10,300,391 shares issued and
       outstanding at June 30, 1997 and December 31, 1996,
       respectively                                                              10,313               10,300
     Additional paid-in capital                                              75,424,923           23,423,936
     Subscription receivable                                                   (465,450)                   -
     Deficit accumulated during the development stage                       (62,683,345)         (18,535,860)
                                                                          -------------         ------------
       Total stockholders' equity                                            12,286,441            4,898,376
                                                                          -------------         ------------

     Total liabilities and stockholders' equity                          $  124,354,749        $   5,065,463
                                                                          =============         ============

            The accompanying notes are an integral part of these
                     consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                                 For the period
                                                                                   Six months ended                May 17,1990
                                                                            ------------------------------     (date of inception)
                                                                              June 30,           June 30,          to June 30,
                                                                                1997               1996               1997
                                                                            -----------        -----------        ------------
Cash flows from operating activities:
     Net loss                                                              $   (834,985)      $ (1,203,909)      $(19,370,845)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                          19,774             26,885            243,817
          Write off of investment in Sky-Highway Radio Corp.                        -                  -            2,000,000
          Compensation expense in connection with
               issuance of stock options                                            -              160,000          1,715,500
          Common stock issued for services rendered                                 -              222,731            901,576
          Common stock options granted for services                                                                   119,820
               rendered                                                             -                  -
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Interest receivable and other                                        (437,773)             4,713           (447,141)
          Due to related party                                                      -                  -              350,531
          Deposits                                                                  -                  -              303,793)
          Accounts payable and accrued expenses                                  56,054             57,405            262,411
          Other liabilities                                                     (10,144)           (12,995)            25,825
                                                                           ------------       ------------       ------------
            Net cash used in development stage activities                    (1,207,074)          (745,170)       (14,502,299)
                                                                           ------------       ------------       ------------

Cash flows from investing activities:
     Payments for satellite construction                                     (6,500,000)               -           (6,500,000)
     Advance payment for launch services                                     (3,420,000)               -           (3,420,000)
     License fee payments to the FCC                                        (16,669,200)               -          (16,669,200)
     Designated cash                                                        (66,676,800)               -          (66,676,800)
     Capital expenditures                                                        (4,500)               -             (397,283)
     Acquisition of Sky-Highway Radio Corp.                                         -                  -           (2,000,000)
                                                                           ------------       ------------       ------------
            Net cash used in investing activities                           (93,270,500)               -          (95,663,283)
                                                                           ------------       ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of units and common stock                               -                  -           14,557,482
     Proceeds from issuance of preferred stock                              120,052,361                -          120,052,361
     Proceeds from exercise of stock warrants                                       -              211,800          4,589,088
     Proceeds from issuance of promissory notes                                     -                  -              200,000
     Proceeds from issuance of promissory notes to
         related parties                                                            -                  -            2,965,000
     Proceeds from exercise of stock options by
        Company employees                                                        26,000            105,000            181,000
     Repayment of promissory note                                                   -                  -             (200,000)
     Repayment of promissory notes to related parties                               -                  -           (2,435,000)
     Loan from officer                                                              -                  -              440,000
     Deferred offering costs                                                        -                  -                  -
                                                                           ------------       ------------       ------------
            Net cash provided by financing activities                       120,078,361            316,800        140,349,931
                                                                           ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                         25,600,787           (428,370)        30,184,349
Cash and cash equivalents at the beginning of period                          4,583,562          1,799,814                -
                                                                           ------------       ------------       ------------
Cash and cash equivalents at the end of period                            $  30,184,349      $   1,371,444      $  30,184,349
                                                                           ============       ============       ============



            The accompanying notes are an integral part of these
                     consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

SATELLITE CONSTRUCTION

         In March 1997, the Company extended its satellite construction contract with Space Systems/Loral ("Loral") and amended the contract to allow Loral to commence work associated with the program schedule. In April 1997 the Company made its first payment of $6.5 million under this agreement.

BROADCAST LICENSE

         In April 1997, the Federal Communications Commission held an auction for two national satellite radio broadcast licenses. The Company was the winning bidder in such auction for one of these licenses (the "FCC License") with a bid price of $83.3 million. Of the total bid price, $16.7 million has been deposited with the FCC, with the remainder due within 10 business days following the public notice by the FCC that it is prepared to award the license. The Company has classified $66.7 million as designated cash in the June 30, 1997 balance sheet reflecting the balance due the FCC if and when the license is awarded.

PRIVATE PLACEMENT

         In April 1997, the Company completed a private placement of its 5% Delayed Convertible Preferred Stock (the "5'% Preferred Stock"). The Company sold a total of 5.4 million shares of the 5% Preferred Stock for an aggregate sale price of $135 million. In connection with the private placement, the Company paid $10.1 million in fees to its placement agent, Libra Investments, Inc. ("Libra"), and $2.7 million to Batchelder & Partners, Inc., a financial advisory firm. In addition, the Company agreed to grant a warrant to Libra to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25.00 per share. As a result of the private placement, options to purchase 200,000 shares of Common Stock held by Batchelder & Partners, Inc. vest and become exercisable for three years with an exercise price of $6.25. Reference is made to the Company's report on Form 8-K filed May 5, 1997 for a description of the terms of the 5% Preferred Stock.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


SUBSEQUENT EVENTS

         On July 22, 1997, the Company entered into two loan agreements (collectively the "AEF Agreements") with Arianespace Finance S.A. ("AEF"), a subsidiary of Arianespace S.A. ("Arianespace"), to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the "Loans"). The Company has the opportunity upon satisfying a variety of conditions specified in the AEF Agreements to extend the Loans. Otherwise, if not refinanced, the Company will be required to repay the Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date. The AEF Agreements impose restrictions on the Company's ability to permit liens on certain assets of the Company, other than liens in favor of AEF. If the loans are extended, the Company will be subject to provisions restricting its ability to incur additional indebtedness or make investments.

         On August 5, 1997, Loral agreed to an amendment to the Company's satellite construction contract under which Loral agreed defer for three years $20 million in payments to be made by the Company in connection with the contract. In addition, on the same date, Loral's parent company, Loral Space & Communications Ltd., purchased from the Company 1.9 million shares of common stock for $25 million.


NET LOSS PER COMMON SHARE

         Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares representing the common shares that would be issued on conversion of convertible securities and exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

         The net loss attributable to common stockholders has been adjusted for deemed dividends. The deemed dividend relates to the discount feature associated with the Company's 5% Delayed Convertible Preferred Stock, computed in accordance with the SEC's position on accounting for preferred stock which is convertible at a discount to the market. The discount, which totaled approximately $52 million, will be recognized as a return to the 5% Delayed Convertible Preferred Stock shareholders over the period April 1997 through July 1997, which is the minimum period in which the shareholders can realize that return.

                                            3 months              6 months
                                              ended                ended
                                            June 30,              June 30,
                                              1997                  1997
                                            --------              --------

Net loss                               $       (353,825)     $      (834,985)
Deemed dividends
  on preferred stock                        (43,312,500)         (43,312,500)
                                        ---------------       --------------
Net loss attributable
  to common stockholders                   ($43,666,325)        ($44,147,485)
                                        ===============       ==============
Per common share:
     Net loss                          $           (.03)     $          (.08)
     Deemed dividends on
        on preferred stock                        (4.20)               (4.20)
                                                  -----                -----
     Net loss attributable to
        common stockholders            $          (4.23)     $         (4.28)
                                                  =====                =====

         For reporting periods ending after December 15, 1997, the Company will be required to report earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). As long as the Company continues to experience net losses, there will be no material impact on the Company's net loss per share from adoption of SFAS 128.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         CD Radio Inc. was founded in 1990 to pioneer and commercialize a compact disc quality, multi-channel radio service broadcast directly from satellites to vehicles and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for CD Radio, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards, and securing adequate financing for working capital and capital expenditures. The Company does not expect to derive any revenues from operations prior to the commercial launch of CD Radio, which is expected to occur no earlier than the end of 1999. The Company has incurred substantial losses to date and expects to incur substantial losses until at least a year after the commercial launch of CD Radio. The Company will require substantial additional capital to complete development and commence commercial operations.

         Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be approximately $10 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. To receive the service, subscribers will need to purchase a radio card or S-band radio and a miniature satellite dish antenna. The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and satellite dish antennas, the Company expects to license its technology to manufacturers at no charge. As the number of subscribers to CD Radio increases, the Company may also derive revenues from producers of sports, news and talk programming for providing national distribution of their programming to subscribers.

         The Company expects that the operating expenses associated with commercial operations will consist primarily of costs to acquire programming; costs to maintain and operate its satellite broadcasting system and studio; sales, general and administrative costs; and royalties paid for rights to programming (calculated based on a percentage of revenue). Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music. Sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of studio personnel, program hosts, technical staff, rent and other administrative expenses. The Company expects that the number of its employees will increase from 10 to approximately 100 by the time it commences commercial operations.

     In addition to funding initial operating losses, the Company will require funds for working capital, interest and financing costs on borrowings and capital expenditures. The Company's interest expense will increase significantly as a result of its financing plan. However, a substantial portion of its planned indebtedness will not require cash payments of interest and principal for some time.

RESULTS OF OPERATIONS

         The Company recorded net losses of $835,000 and $1,204,000 for the six months ended June 30, 1997 and 1996, respectively, and $354,000 and $687,000 for the three months ended June 30, 1997 and 1996, respectively. The Company's total operating expenses were $2,128,000 and $1,239,000 for the six months ended June 30, 1997 and 1996, respectively, and were $1,591,000 for the three months ended June 30, 1997 compared to $702,000 for the three months ended June 30, 1996.

         Legal, consulting and regulatory fees increased for the six months ended June 30, 1997 to $1,246,000 from $575,000 for the six months ended June 30, 1996, and increased to $1,009,000 from $347,000 for the three months ended June 30, 1997 and 1996, respectively. These levels of expenditures are the result of increased activity since winning an auction for a national satellite radio broadcast license (the "FCC License") conducted by the Federal Communications Commission in April 1997.

         Research and development costs were $35,000 and $52,000 for the six months ended June 30, 1997 and 1996, respectively, and $15,000 and $25,000 for the three months ended June 30, 1997 and 1996, respectively. The Company completed the majority of such activities in 1994.

         Other general and administrative expenses increased for the six months ended June 30, 1997 to $847,000 from $612,000 for the six months ended June 30, 1996 and to $566,000 from $330,000 for the three months ended June 30, 1997 and 1996, respectively. General and administrative expenses are expected to continue to increase as the Company continues to develop its business. The Company also incurred a non-cash charge of $160,000 for the six month period ended June 30, 1996, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

         The increase in interest income to $1,298,000 for the six months ended June 30, 1997, from $45,000 in the six months ended June 30, 1996 and to $1,237,000 from $20,000 for the three months ended June 30, 1997 and 1996, respectively, was the result of a higher average cash balance during the second quarter of 1997. The cash and cash equivalents on hand were primarily obtained from the preferred stock offering in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of approximately $30,424,000 compared to $4,442,000 at December 31, 1996. The increase in working capital was primarily the result of remaining cash proceeds from the preferred stock offering in April 1997. Approximately $66.7 million of the proceeds from the preferred stock offering have been classified as designated cash reflecting the balance due the FCC if and when the FCC License is awarded.

         The Company is the winning bidder for one of two FCC Licenses with a winning bid of $83.3 million, of which $16.7 million has been paid as a deposit. The Company would be required to pay the balance of the winning bid assuming petitions to deny the license are dismissed. In order to finance the payment of the purchase price for the FCC License and for working capital prior to the completion of subsequent financings, the Company completed a private placement of $135 million of the 5% Preferred Stock, of which $12.8 million was paid in commissions and fees to its placement agent and a financial advisor, and $1.7 million was paid in commitment fees to the investors. The Company has also commenced satellite construction with Space Systems/Loral.

         The Company estimates that the total cost of the construction and launch of the Company's satellites, the commencement of CD Radio and cash reserves required for the first year of service will be at least $500 million. The amount and timing of cash payments vary based on payment terms under the Company's satellite and launch contracts.

         On July 22, 1997, the Company entered into two loan agreements (collectively the "AEF Agreements") with Arianespace Finance S.A. ("AEF"), a subsidiary of Arianespace S.A. ("Arianespace"), to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the "Loans"). The Company has the opportunity upon satisfying a variety of conditions specified in the AEF Agreements to extend the Loans. There can be no assurance that the Company will be able to satisfy these conditions. Otherwise, if not refinanced, the Company will be required to repay the Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date. The AEF Agreements impose restrictions on the Company's ability to permit liens on certain assets of the Company, other than liens in favor of AEF. If the loans are extended, the Company will be subject to provisions restricting its ability to incur additional indebtedness or make investments.

         On August 5, 1997, Loral agreed to an amendment to the Company's satellite construction contract under which Loral agreed defer for three years $20 million in payments to be made by the Company in connection with the contract. In addition, on the same date, Loral's parent company, Loral Space & Communications Ltd., purchased from the Company 1.9 million shares of common stock for $25 million.

         The Company believes that its working capital is sufficient to maintain its construction schedule approximately through November 1997 and to fund operations through the second quarter of 1998. There can be no assurance, however, that the Company's actual cash requirements will not be greater than currently anticipated. The Company intends to seek additional financing through the issuance of debt and equity securities. However, there can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, or that such financing will be available in a timely manner. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

         The terms of the 5% Preferred Stock financing require that additional financings be pari passu or junior to the 5% Preferred Stock in seniority, structure and maturity until the Company completes a public offering of Common Stock that meets certain specified criteria.

         The Company's estimates of the cost of commencing CD Radio, its cash requirements and the adequacy of its current cash resources to satisfy its cash requirements through December 1997 and the second quarter of 1998 are forward-looking statements that involve a number of risks and uncertainties that could cause actual events to differ materially from those anticipated by the Company. The estimates assume that service will commence in late 1999 and do not include interest costs or any payments that may be required to holders of the 5% Preferred Stock as the result of failure to satisfy certain requirements under the terms of the 5% Preferred Stock financing in a timely manner. The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated expenses. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses.

                                    PART II

                               OTHER INFORMATION


Item 1.          Legal Proceedings - None

Item 2.           Changes in Securities

                  In March 1997, the Board of Directors authorized for issuance
             8 million shares of 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock'). For a description of the 5% Preferred Stock, see "Description of Securities" contained on the Form 8-K filed by the Company on May 5, 1997, which is incorporated by reference herein in its entirety. In April 1997, the Company sold an aggregate of 5.4 million shares of the 5% Preferred Stock at $25.00 per share to 51 institutional investors, each of which the Company believes to be an "accredited investor"' within the meaning of Rule 502(a) of Regulation D under the Securities Act. In connection with the private placement, the Company paid $10.1 million in fees to its placement agent, Libra Investments, Inc. ("Libra"), a commitment fee of $1.7 million to the investors and $2.7 million to Batchelder & Partners, Inc., a financial advisory firm. In addition, the Company agreed to grant a warrant to Libra to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25.00 per share. As a result of the private placement, options previously granted to purchase 200,000 shares of Common Stock held by Batchelder & Partners, Inc. vest and become exercisable for three years with an exercise price of $6.25. The sale of the 5% Preferred Stock was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Item 3.          Defaults upon Senior Securities - None

Item 4.          Submission of Matters to a Vote of Security Holders - None

Item 5.          Other Information - None

Item 6.          Exhibits and Reports on Form 8-K

                 (a)     Exhibits:



EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

*3.1     Amended and Restated Certificate of Incorporation.
*3.2     Amended and Restated By-Laws.
 3.3     Certificate of Designations of 5% Delayed Convertible Preferred Stock
         Incorporated by reference to Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the " 1996 Form 10-K")).
*4.1     Description of Capital Stock contained in the Amended and Restated
         Certificate of Incorporation and Certificate of Designations (see
         Exhibits 3.1 and 3.3).
*4.2     Description of Rights of Security Holders contained in the Amended and
         Restated Bylaws (see Exhibit 3.2).

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

*4.3     Form of Certificate for Shares of Common Stock.
10.1     Lease Agreement, dated October 20, 1992, between 22nd & K Street
         Office Building Limited Partnership and the Company (Incorporated by
         reference to Exhibit 10.3 to the Company's Registration Statement on
         Form S-1 (File No. 33-74782) (the "Registration Statement")).
10.2     Letter Agreement, dated November 18, 1992, between the Company and
         Batchelder & Partners, Inc. (Incorporated by reference to Exhibit 10.4 to the Registration Statement).
10.3.1   Proprietary Information and Non-Competition Agreement, dated February
         9, 1993, for Robert Briskman (Incorporated by reference to Exhibit
         10.9.1 to the Registration Statement).
10.3.2   Amendment No. 1 to Proprietary Information and Non-Competition
         Agreement between the Company and Robert Briskman (Incorporated by reference to Exhibit 10.8.2 to the Registration Statement).
+10.4.1  Satellite Construction Agreement, dated March 2, 1993, between Space
         Systems/Loral and the Company (Incorporated by reference to Exhibit
         10.9.1 to the Registration Statement).
+10.4.2  Amendment  No. 1 to Satellite Construction Agreement, effective
         December 28, 1993, between Space Systems/Loral and the Company
         (Incorporated by reference to Exhibit 10.9.2 to the Registration
         Statement).
+10.4.3  Amendment No. 2 to Satellite Construction Agreement, effective March
         8, 1994, between the Space Systems/Loral and the Company (Incorporated
         by reference to Exhibit 10.9.3 to the Registration Statement).
10.4.4   Amendment No. 3 to Satellite Construction Agreement, effective
         February 12, 1996, between the Space System/Loral, Inc. and the
         Company (Incorporated by reference to Exhibit 10.9.4 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995 (the
         "1995 Form 10-K")).
10.4.5   Amendment No. 4 to Satellite Construction Agreement, effective June
         18, 1996, between the Space Systems/Loral, Inc. and the Company.
         (Incorporated by reference to Exhibit 10.8.5 to the Company's Form
         10-Q for the period ended September 30, 1996.)
10.4.6   Amendment No. 5 to Satellite Construction Agreement, effective August
         26, 1996, between the Space Systems/Loral, Inc. and the Company.
         (Incorporated by reference to Exhibit 10.8.6 to the Company's Form
         10-Q for the period ended September 30, 1996).
10.4.7   Amendment No. 6 to Satellite Construction Agreement, effective August
         26, 1996, between the Space System/Loral, Inc. and the Company
         (Incorporated by reference to Exhibit 10.5.7 to the 1996 Form 10-K.
10.4.8   Amendment No. 8 to Satellite Construction Agreement, effective January
         29, 1997, between the Space System/Loral, Inc. and the Company
         (Incorporated by reference to Exhibit  10.5.8 to the 1996 Form 10-K.
10.4.9   Amendment No. 9 to Satellite Construction Agreement, effective
         February 26, 1997, between the Space System/Loral, Inc. and the
         Company (Incorporated by reference to Exhibit 10.5.9 to the 1996 Form
         10-K.
10.4.10  Amendment No. 11 to Satellite Construction Agreement, effective March
         24, 1997, between the Space Systems/Loral, Inc., and the Company
         (Incorporated by reference to Exhibit 10.5.10 to the 1996 Form 10-K.
10.4.11  Amendment No. 12 to Satellite Construction Agreement, effective April
         25, 1997, between the Space Systems/Loral, Inc. and the Company
         (Incorporated by reference 10.4.11 to the Company's Form 10-Q/A for the period ended March 31, 1997).
10.4.12  Amendment No. 13 to Satellite Construction Agreement, effective May
         30, 1997, between the Space Systems/Loral, Inc. and the Company.
10.4.13  Amendment No. 14 to Satellite Construction Agreement, effective June
         30, 1997, between the Space Systems/Loral, Inc. and the Company.
10.5     Assignment of Technology Agreement, dated April 15, 1993, between
         Robert Briskman and the Company (Incorporated by reference to Exhibit
         10.10 to the Registration Statement).
10.6     Amended and Restated
         Option Agreement between the Company the Robert Briskman (Incorporated by reference Exhibit 10.13 to Registration Statement).
10.7     Employment and Noncompetition Agreement between the Company and Joseph
         Capobianco (Incorporated by reference to Exhibit 10.17 to the
         Company's Form 10-Q/A for the period ended March 31, 1997).
10.8     Employment and Noncompetition Agreement between the Company and Keno
         Thomas (Incorporated by reference to Exhibit 10.18 to the Company's
         Form 10-Q/A for the period ended March 31, 1997).
11.1     Computation of Net Loss Per Share
27       Financial Data Schedule

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

                      On April 10, 1997, the Company filed a report on Form 8-K
                  under Item 5 and Item 7 regarding the private placement of approximately $86 million of the 5% Preferred Stock.

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





                                        CD Radio Inc.
                                         (Registrant)




Date: August 14, 1997                    /s/David Margolese
                                         --------------------------------------
                                         David Margolese
                                         Chief Executive Officer
                                         (Duly authorized officer and
                                          principal financial officer)