Form 10-Q
period 1997-09-30
CD RADIO INC
filed 1997-10-22
CIK 908937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1997

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


         Yes   X         No
             -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK, $.001 PAR VALUE                            12,577,884
--------------------------------------------------------------------------------
             (Class)                       (Outstanding as of October 8, 1997)

                                 CD RADIO INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)




                                     INDEX



Part I - Financial Information

                                                                                   Page
     Consolidated Statements of Operations (unaudited) for the three and            1
       the nine month periods ended September 30, 1997 and 1996 and for the period May 17, 1990 (date of inception) to September 30, 1997


     Consolidated Balance Sheets (unaudited) as of September 30, 1997               2
       and December 31, 1996


     Consolidated Statements of Cash Flows (unaudited) for the nine                 3
       month periods ended September 30, 1997 and 1996 and for the period May 17, 1990 (date of inception) to September 30, 1997

     Notes to Consolidated Financial Statements (unaudited)                         4


     Management's Discussion and Analysis of Financial Condition and                7
       Results of Operations



Part II - Other Information                                                        12


Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                                                  For the period
                                                  Three months ended                  Nine months ended             May 17,1990
                                           ---------------------------------    ------------------------------  (date of inception)
                                            September 30,     September 30,      September 30,   September 30,    to September 30,
                                                1997               1996              1997            1996               1997
                                           --------------     --------------    --------------   -------------    ---------------
Revenue                                   $        -         $        -        $        -       $       -        $         -
                                           --------------     --------------    --------------   -------------    ---------------

Expenses:
       Legal, consulting and
         regulatory fees                       1,356,711            372,137         2,603,025         978,521          9,851,989
       Other general and administrative          864,850            285,259         1,711,204         865,743          9,243,968
       Research and development                    7,953             24,176            43,010          76,781          1,959,365
       Write-off of investment in
          Sky-Highway Radio Corp.                  -                  -                 -               -              2,000,000
                                           --------------     --------------    --------------   -------------    ---------------

            Total expenses                     2,229,514            681,572         4,357,239       1,921,045         23,055,322
                                           --------------     --------------    --------------   -------------    ---------------


Other income (expense)
       Interest income                         1,575,436             17,447         2,873,120          62,836          3,201,792
       Interest expense                            -                 (3,363)           (4,944)        (13,183)          (171,394)
                                           --------------     --------------    --------------   -------------    ---------------
                                               1,575,436             14,084         2,868,176          49,653          3,030,398
                                           --------------     --------------    --------------   -------------    ---------------

Net loss                                  $     (654,078)    $     (667,488)   $   (1,489,063)  $  (1,871,392)   $   (20,024,924)
                                           --------------     --------------    --------------   -------------    ---------------

Preferred stock dividend
     requirements                             (8,662,500)             -           (51,975,000)          -            (51,975,000)
                                           --------------     --------------    --------------   -------------    ---------------

Net loss applicable
     to common stockholders               $   (9,316,578)    $        -        $  (53,464,063)  $       -        $   (71,999,924)
                                           ==============     ==============    ==============   =============    ===============


Per common share:

     Net Loss                             $        (0.06)    $        (0.07)   $        (0.14)  $       (0.20)

     Preferred stock dividend
        requirements                               (0.74)             -                 (4.83)          -
                                           --------------     --------------    --------------   -------------

Net loss per common share                 $        (0.80)    $        (0.07)   $        (4.97)  $       (0.20)
                                           ==============     ==============    ==============   =============

Weighted average common shares
       outstanding                            11,710,794          9,405,677        10,760,684       9,440,913
                                           ==============     ==============    ==============   =============


      The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             ASSETS
                                                                              September 30,            December 31,
                                                                                   1997                     1996
                                                                             ---------------          ---------------
Current assets:
     Cash and cash equivalents                                               $   29,385,798          $     4,583,562
     Interest receivable and other                                                  566,247                    9,368
                                                                              --------------          ---------------
       Total current assets                                                      29,952,045                4,592,930
                                                                              --------------          ---------------

Property and equipment in service, at cost:
     Technical equipment                                                            254,200                  254,200
     Office equipment and other                                                      91,625                   89,220
     Demonstration equipment                                                         38,664                   38,664
                                                                              --------------          ---------------
                                                                                    384,489                  382,084
     Less accumulated depreciation                                                 (232,700)                (213,344)
                                                                              --------------          ---------------
                                                                                    151,789                  168,740
                                                                              --------------          ---------------

Satellite construction in process                                                31,150,000                    -

Other assets
     Launch deposit                                                               3,526,563                    -
     FCC license deposit                                                         16,669,200                    -
     Designated cash                                                             66,676,800                    -
     Other deposits                                                                 303,793                  303,793
                                                                              --------------          ---------------
       Total other assets                                                        87,176,356                  303,793
                                                                              --------------          ---------------

       Total assets                                                          $  148,430,190          $     5,065,463
                                                                              ==============          ===============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                   $       63,400          $       131,118
     Other                                                                           17,230                   20,174
                                                                              --------------          ---------------
       Total current liabilities                                                     80,630                  151,292

Deferred rent and other                                                               1,436                   15,795
                                                                              --------------          ---------------
       Total liabilities                                                             82,066                  167,087
                                                                              --------------          ---------------

Commitments and contingencies

 5% Delayed Convertible Preferred Stock, $0.001 par value;
       8,000,000 shares authorized, 5,222,608 shares issued and
       outstanding at September 30, 1997 (liquidation preference
       of $136,400,000), at net carrying value                                  116,083,011
Stockholders' equity:
     Preferred stock, $0.001 par value, 50,000,000 shares
       authorized; 8,000,000 shares designated as 5% Delayed
       Convertible Preferred Stock                                                    -
     Common stock, $0.001 par value; 200,000,000 shares
       authorized; 12,577,844 and 10,313,391 shares issued and
       outstanding at September 30, 1997 and December 31, 1996,
       respectively                                                                  12,578                   10,300
     Additional paid-in capital                                                 104,252,459               23,423,936
     Deficit accumulated during the development stage                           (71,999,924)             (18,535,860)
                                                                              --------------          ---------------
       Total stockholders' equity                                                32,265,113                4,898,376
                                                                              --------------          ---------------

     Total liabilities and stockholders' equity                              $  148,430,190          $     5,065,463
                                                                              ==============          ===============


      The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                                 For the period
                                                                              Nine months ended                    May 17,1990
                                                                     ------------------------------------      (date of inception)
                                                                     September 30,         September 30,         to September 30,
                                                                         1997                   1996                   1997
                                                                     -------------        ---------------         --------------
Cash flows from operating activities:
     Net loss                                                       $  (1,489,063)       $    (1,871,392)        $  (20,024,924)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Loss on disposal of equipment                                     2,943                  -                      2,943
          Depreciation and amortization                                    27,008                 39,890                251,051
          Write off of investment in Sky-Highway Radio Corp.                -                      -                  2,000,000
          Compensation expense in connection with                                                                     1,715,500
               issuance of stock options                                    -                    240,000                901,576
          Common stock issued for services rendered                         -                    406,844
          Common stock options granted for services
               rendered                                                     -                      -                    119,820
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Interest receivable and other                                  (556,879)               (35,642)              (566,247)
          Due to related party                                              -                      -                    350,531
          Deposits                                                          -                      -                   (303,793)
          Accounts payable and accrued expenses                           (67,718)               100,460                138,639
          Other liabilities                                               (17,303)                29,889                 18,666
                                                                     -------------        ---------------         --------------
            Net cash used in development stage activities              (2,101,012)            (1,089,951)           (15,396,238)
                                                                     -------------        ---------------         --------------
Cash flows from investing activities:
     Payments for satellite construction                              (31,150,000)                -                 (31,150,000)
     Advance payment for launch services                               (3,526,563)                -                  (3,526,563)
     License fee payments to the FCC                                  (16,669,200)                -                 (16,669,200)
     Designated cash                                                  (66,676,800)                -                 (66,676,800)
     Capital expenditures                                                 (13,000)                -                    (405,782)
     Acquisition of Sky-Highway Radio Corp.                                 -                     -                  (2,000,000)
                                                                     -------------        ---------------         --------------
            Net cash used in investing activities                    (118,035,563)                -                (120,428,345)
                                                                     -------------        ---------------         --------------
Cash flows from financing activities:
     Proceeds from issuance of units and common stock, net             24,395,000                 -                  38,952,482
     Proceeds from issuance of preferred stock, net                   120,517,811                 -                 120,517,811
     Proceeds from exercise of stock warrants                               -                  4,127,388              4,589,088
     Proceeds from issuance of promissory notes                             -                     -                     200,000
     Proceeds from issuance of promissory notes to
         related parties                                                    -                     -                   2,965,000
     Proceeds from exercise of stock options by                                                                         181,000
        Company employees                                                  26,000                105,000               (200,000)
     Repayment of promissory note                                           -                     -                  (2,435,000)
     Repayment of promissory notes to related parties                       -                     -                     440,000
     Loan from officer                                                      -                     -
                                                                     -------------        ---------------         --------------
            Net cash provided by financing activities                 144,938,811              4,232,388            165,210,381
                                                                     -------------        ---------------         --------------
Net increase (decrease) in cash and cash equivalents                   24,802,236              3,142,437             29,385,798
Cash and cash equivalents at the beginning of period                    4,583,562              1,799,814                  -
                                                                     -------------        ---------------         --------------
Cash and cash equivalents at the end of period                      $  29,385,798        $     4,942,251         $   29,385,798
                                                                     =============        ===============         ==============


      The accompanying notes are an integral part of these consolidated financial statements

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

GENERAL

         The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly reflect the Company's consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with the Company's consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1996 included in the Company's annual report on Form 10-K/A as filed with the Securities and Exchange Commission (the "SEC").

SATELLITE CONSTRUCTION

         On August 5, 1997, the Company's satellite vendor Space Systems/Loral ("Loral") agreed to an amendment to the Company's satellite construction contract under which Loral agreed to defer for three years $20 million in payments to be made by the Company in connection with the contract. In addition, on the same date, Loral's parent company, Loral Space & Communications Ltd., ("Loral Space") purchased from the Company 1.9 million shares of common stock for $25 million.


BROADCAST LICENSE

         In April 1997, the Federal Communications Commission held an auction for two national satellite radio broadcast licenses. The Company was the winning bidder in such auction for one of these licenses (the "FCC License") with a bid price of $83.3 million. Of the total bid price, $16.7 million was initially deposited with the FCC, with the remainder due within 10 business days following the public notice by the FCC that it is prepared to award the license. The Company has classified $66.6 million as designated cash in the September 30, 1997 balance sheet reflecting the balance due the FCC if and when the license is awarded. In October 1997, the FCC announced it was prepared to award the license and the Company paid the $66.6 million due to the FCC. The Company was awarded the FCC License on October 10, 1997.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


PRIVATE PLACEMENT

         In April 1997, the Company completed a private placement of its 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock"). The Company sold a total of 5.4 million shares of the 5% Preferred Stock for an aggregate sale price of $135 million. In connection with the private placement, the Company paid $10.1 million in fees to its placement agent, Libra Investments, Inc. ("Libra"), and $2.7 million to Batchelder & Partners, Inc., a financial advisory firm. In addition, the Company agreed to grant a warrant to Libra to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25.00 per share. As a result of the private placement, options to purchase 200,000 shares of Common Stock held by Batchelder & Partners, Inc. vest and become exercisable for three years with an exercise price of $6.25. Reference is made to the Company's report on Form 8-K filed May 5, 1997 for a description of the terms of the 5% Preferred Stock.


LOAN AGREEMENTS

         On July 22, 1997, the Company entered into two loan agreements (collectively the "AEF Agreements") with Arianespace Finance S.A. ("AEF"), a subsidiary of Arianespace S.A. ("Arianespace"), to finance approximately $105 million of the estimated $176 million price of the services to be provided by Arianespace in connection with the launch of the Company's two satellites. Under these agreements, the Company is able to borrow funds from AEF to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the "Loans"). The Company has the opportunity upon satisfying a variety of conditions specified in the AEF Agreements to extend the Loans. Otherwise, if not refinanced, the Company will be required to repay the Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date. The AEF Agreements impose restrictions on the Company's ability to permit liens on certain assets of the Company, other than liens in favor of AEF. If the Loans are extended, the Company will be subject to provisions restricting its ability to incur additional indebtedness or make investments. As of September 30, 1997 the Company had not borrowed funds under the AEF Agreement.

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

         The net loss attributable to common stockholders has been adjusted for deemed dividends. The deemed dividend relates to the discount feature associated with the Company's 5% Delayed Convertible Preferred Stock, computed in accordance with the SEC's position on accounting for preferred stock which is convertible at a discount to the market. The discount, which totaled approximately $52 million, was recognized as a return to the 5% Delayed Convertible Preferred Stock shareholders over the period April 1997 through July 1997, which is the minimum period in which the shareholders can realize that return.

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

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, pursuing regulatory approval for the CD Radio service, market research, design, development, contract negotiations with satellite and launch vehicle contractors, technical efforts with respect to standards and specifications, strategic planning and securing adequate financing for working capital and capital expenditures. The Company does not expect to derive any revenues from operations prior to the commercial launch of CD Radio, which is expected to occur no earlier than the end of 1999. The Company has incurred substantial losses to date and expects to incur substantial losses until at least a year after the commercial launch of CD Radio. In addition, the Company will require substantial additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

         Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be approximately $10 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. To receive CD Radio, subscribers will need to purchase a radio card or S-band radio together with the associated miniature satellite dish antenna. The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and miniature satellite dish antennas, the Company expects to license its technology to manufacturers at no charge. As the number of subscribers to CD Radio increases, the Company also may derive revenues from payments from producers of sports, news and talk programming for providing national distribution of their programming to subscribers.

         The Company expects that the operating expenses associated with commercial operations will consist primarily of costs to acquire programming; costs to maintain and operate its satellite broadcasting system and its national broadcasting studio; and sales, general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of executives, studio personnel, program hosts, administrators, technical staff, rent and other administrative expenses. The Company expects that the number of its employees will increase from eleven to approximately
100 by the time it commences commercial operations.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company recorded net losses of $1,489,000 and $1,872,000 for the nine months ended September 30, 1997 and 1996, respectively, and $654,000 and $667,000 for the three months ended September 30, 1997 and 1996, respectively. The Company's total operating expenses were $4,357,000 and $1,921,000 for the nine months ended September 30, 1997 and 1996, respectively, and were $2,230,000 for the three months ended September 30, 1997 compared to $682,000 for the three months ended September 30, 1996.

         Legal, consulting and regulatory fees increased for the nine months ended September 30, 1997 to $2,603,000 from $979,000 for the nine months ended September 30, 1996, and increased to $1,357,000 from $372,000 for the three months ended September 30, 1997 and 1996, respectively. These levels of expenditures are the result of increased activity since winning an auction for a national satellite radio broadcast license conducted by the Federal Communications Commission in April 1997.

         Research and development costs were $43,000 and $77,000 for the nine months ended September 30, 1997 and 1996, respectively, and $8,000 and $24,000 for the three months ended September 30, 1997 and 1996, respectively. The Company completed the majority of such activities in 1994.

         Other general and administrative expenses increased for the nine months ended September 30, 1997 to $1,711,000 from $866,000 for the nine months ended September 30, 1996 and to $865,000 from $285,000 for the three months ended September 30, 1997 and 1996, respectively. General and administrative expenses are expected to continue to increase as the Company continues to develop its business. The Company also incurred a non-cash charge of $240,000 for the nine month period ended September 30, 1996, attributable to the recognition of compensation expense in connection with stock options issued to officers of the Company.

         The increase in interest income to $2,873,000 for the nine months ended September 30, 1997, from $62,000 in the nine months ended September 30, 1996 and to $1,575,000 from $17,000 for the three months ended September 30, 1997 and 1996, respectively, was the result of a higher average cash balance during 1997. The cash and cash equivalents on hand were primarily obtained from the offering of 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock") and the sole of Common Stock to Loral Space and Communications Ltd. ("Loral Space") in 1997.

YEARS ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

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

         Interest income decreased to $113,000 in 1996 from $143,000 in 1995 as a result of the Company having a higher average cash balance in 1995. Proceeds relating to the exercise of stock warrants were not received until late 1996 and, therefore, did not generate a significant amount of interest income. Interest expense decreased from $20,000 in 1995 to $13,000 in 1996 as a result of the Company repaying a promissory note due to an officer of the Company in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of approximately $29,870,000 compared to $4,442,000 at December 31, 1996. The increase in working capital was primarily the result of remaining cash proceeds from the offering of 5% Preferred Stock and the sale of Common Stock to Loral Space in 1997.

FUNDING REQUIREMENTS

         The Company is a development stage company and as such will require substantial amounts of continued outside financing to acquire and develop its assets and commence commercial operations. The Company estimates that it will require approximately $660.1 million to develop and commence commercial operation of CD Radio by the end of 1999. Of this amount, the Company has raised approximately $266.6 million to date. After giving effect to proposed financings which the Company expects to undertake in the fourth quarter of 1997, as described below (see "Sources of Funding"), the Company will have raised approximately $491.6 million of funds, leaving anticipated additional cash needs of approximately $168.5 million to fund its operations through 1999. The Company anticipates additional cash requirements of approximately $100.0 million to fund its operations through the year 2000. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities, or a combination thereof. Furthermore, if the Company were to exercise its option under the Loral Satellite Contract to purchase and deploy an additional satellite, substantial additional funds would be required.

         In April 1997, the Federal Communications Commission held an auction for two national satellite radio broadcast licenses. The Company was the winning bidder in such auction for one of these licenses (the "FCC License") with a bid price of $83.3 million. Of the total bid price, $16.7 million was initially deposited with the FCC, with the remainder due within 10 business days following the public notice by the FCC that it is prepared to award the license. The Company has classified $66.6 million as designated cash in the September 30, 1997 balance sheet reflecting the balance due the FCC if and when the license is awarded. In October 1997, the FCC announced it was prepared to award the license and the Company paid the $66.6 million due to the FCC. The Company was awarded the FCC License on October 10, 1997.

         To build and launch the satellites necessary for the operations of CD Radio, the Company has entered into a satellite construction contract with Space Systems/Loral ("Loral") (the "Loral Satellite Contract") and a satellite launch services contract with Arianespace S.A. (the "Arianespace Launch Contract"). The Loral Satellite Contract provides for Loral to construct for the Company three satellites, two of which the Company intends to launch and the third of which will be kept in reserve as a spare, and for an option to be granted to the Company to purchase a fourth satellite. Under the Arianespace Launch Contract, Arianespace has agreed to launch two of the Company's satellites into orbit. The Company is committed to make aggregate payments of $272.8 million under the Loral Satellite Contract and of $176.0 million under the Arianespace Launch Contract. Under the Loral Satellite Contract, with the exception of a payment made at the time of the signing of the Loral Satellite Contract in March 1993, payments are to be made in 22 installments commencing in April 1997 and ending in November 2000, the expected delivery date for the third satellite. Approximately half of these payments are contingent on Loral meeting specified milestones in the manufacture of the three satellites. In addition, Loral has agreed to defer a total of $20.0 million of the contract price, which is to be paid in four equal installments of $5.0 million commencing November 2001 until March 2003. Amounts due under the Arianespace Launch Contract, except for payments made for each of the two launches prior to the execution of the Arianespace Launch Contract, are payable on various dates between November 1997 and July 1999 for the first launch, and, for the second launch, are payable on various dates between February 1998 and the earlier of October 1999 or ten days prior to the second launch.

         The Company also will require funds for construction of its national broadcast studio, working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. The Company's interest expense will increase significantly as a result of its financing plan; however, a substantial portion of its planned indebtedness will not require immediate cash payments. Ten year notes proposed to be issued by the Company in the fourth quarter of 1997 as described below (see "Sources of Funding") are not expected to require cash payments until 2003. Interest on funds borrowed by the Company under the AEF Agreements is deferred until repayment of such amounts.

SOURCES OF FUNDING

         The Company historically has funded its operations through equity capital. As of September 30, 1997, the Company had received a total of $166.6 million in equity capital and had no outstanding indebtedness. A significant portion of the Company's equity capital was received in April 1997 as a result of the Company's issuance of 5,400,000 shares of 5% Preferred Stock for aggregate net proceeds of $120.5 million in a private placement transaction. These proceeds were used primarily to finance the payment of the purchase price for the FCC License and for working capital.

         On July 22, 1997, the Company entered into two loan agreements (collectively the "AEF Agreements") with AEF, a subsidiary of Arianespace, to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the "Tranche A Loans"). The Company has the opportunity upon satisfying a variety of conditions specified in the AEF Agreements to extend the term of the Tranche A Loans. If not extended, or if the Company is unable to comply with the terms and covenants of such extended loans, the Company will be required to repay the Tranche A Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date, which will be prior to the time CD Radio commences commercial operations. There can be no assurance that the Company will have sufficient funds to make such repayment.

         The Loral Satellite Contract provides for payments totalling $272.8 million. Under the Loral Satellite Contract, with the exception of a payment made at the time of the signing of the Loral Satellite Contract in March 1993, payments are to be made in 22 installments commencing in April 1997 and ending in November 2000, the expected delivery date for the third satellite. Approximately half of these payments are contingent on Loral meeting specified milestones in the manufacture of the three satellites. In addition, Loral has agreed to defer a total of $20.0 million of the contract price, which is to be paid in four equal installments of $5.0 million commencing November 2001 until March 2003.

         In September 1997, the Company filed registration statements with the Securities and Exchange Commission with respect to three proposed public offerings of its securities: an offer to exchange shares of new convertible preferred stock for up to all of the outstanding shares of 5% Delayed Convertible Preferred Stock (the "Exchange Offer"), an offering (the "Stock Offering") by the Company of 3,500,000 shares of its Common Stock and a concurrent offering (the "Notes Offering" and, together with the Stock Offering, the "Offerings") by the Company of Senior Discount Notes due 2007 (the "Senior Notes") for gross proceeds of $150 million. The Offerings are expected to be made by the Company, subject to market conditions, in the fourth quarter of 1997. There can be no assurance as to the actual timing of any of the Offerings, as to the terms on which any of the Offerings will be made or as to the amount of proceeds to be retained by the Company as a result of the Stock Offering or the Notes Offering. The Company will receive no proceeds from the Exchange Offer.

         After giving effect to the Offerings and the AEF Agreements, the Company expects it will require an additional $168.5 million in financing through 1999. However, there can be no assurance that the Company's actual cash requirements will not increase. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that it will be able to do so in a timely fashion. The AEF Agreements contain, and the indenture relating to the Senior Notes will contain documents governing any indebtedness incurred in the future are expected to contain, provisions limiting the ability of the Company to incur additional indebtedness. The issuance by the Company of additional equity securities could cause substantial dilution of the interest in the Company by the holders of the Preferred Stock who receive shares of convertible preferred stock pursuant to the Exchange Offer. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

         The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow, or to meet unanticipated expenses.

                                    PART II

                               OTHER INFORMATION


Item 1.           Legal Proceedings - None


Item 2.           Changes in Securities

                         On August 5, 1997, the Company sold 1,905,488 shares
                  of its Common Stock, par value $.001 per share, to Loral Space pursuant to a Stock Purchase Agreement dated August 5, 1997. The aggregate purchase price for the Common Stock was $25 million. The Stock Purchase Agreement is included as an exhibit to the Form 8-K filed by the Company on August 18, 1997, which is incorporated by reference herein in its entirety. The sale of the Common Stock to Loral Space was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 3.           Defaults upon Senior Securities - None


Item 4.           Submission of Matters to a Vote of Security Holders

                         On July 15, 1997, the Company solicited, in lieu of a
                  meeting, the consent of its stockholders of record on June 20, 1997 for a proposed amendment to the Certificate of Designations of the Company's 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock"). The purpose of the proposed amendment was to allow the Company to redeem the 5% Preferred Stock in whole (but not in part) upon the sale, on or prior to November 15, 1997, by the Company of any equity or debt securities for net cash proceeds in an amount not less than $100 million. The proposed amendment did not affect any terms or rights of the Company's Common Stock. On July 15, 1997, a consent solicitation statement and an accompanying form of consent were mailed to stockholders of record on June 20, 1997 in connection with the solicitation of consents.

                  The Company did not receive sufficient affirmative votes from holders of each of the Common Stock and the 5% Preferred Stock to adopt the proposed amendment. The votes cast in connection with the proposed amendment were as follows (there were no broker abstentions):


                  Common Stock
                  ------------
                         For:              2,325,161           (22.545%)
                     Against:                 37,764            (0.366%)
                     Abstain:                 11,440             (0.11%)

                  5% Preferred
                  ------------
                         For:              1,475,651           (27.327%)
                     Against:                  4,693             (0.87%)
                     Abstain:                      0              (0.0%)


Item 5.          Other Information - None

Item 6.          Exhibits and Reports on Form 8-K

                 (a)     Exhibits:

Number                               Description
------                               -----------
3.1*/         Amended and Restated Certificate of Incorporation
3.2*/         Amended and Restated By-laws
10.4.14       Amendment No. 15 to the Satellite Construction Agreement between
              Space Systems/Loral, Inc. ("SS/L") and the Company, effective
              July 31, 1997, (incorporated by reference to Exhibit 99.1 to the
              Form 8-K filed on October 7, 1997)
10.4.15       Amendment No. 16 to the Satellite Construction Agreement between
              SS/L and the Company, effective August 4, 1997, (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 7,
              1997)
10.9          Stock Purchase Agreement dated as of August 5, 1997, by and among the Company, David Margolese and Loral Space & Communications
              Ltd., incorporated by reference to the report on Form 8-K filed on
              August 19, 1997
10.10         Employment Agreement dated as of July 10, 1997, between Andrew J.
              Greenebaum and the Company
10.11.1       Arianespace Customer Loan Agreement dated as of July 22, 1997, between the Company and Arianespace Finance S.A. ("AEF"), relating to Launch 1 ("Arianespace Loan Agreement 1")
10.11.1.1     Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997
10.11.2       Multiparty Agreement relating to Launch 1, entered into as of
              July 22, 1997, among Arianespace S.A. ("AE"), AEF and the Company
10.12.1       Arianespace Customer Loan Agreement dated as of July 22, 1997, between the Company and AEF, relating to Launch 2 ("Arianespace
              Loan Agreement 2")
10.12.1.1     Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997
10.12.2       Multiparty Agreement relating to Launch 2 entered into as of July
              22, 1997, among AE, AEF and the Company
11.1          Statement with respect to Computation of Per Share Earnings
27            Financial Data Schedule

---------------
*/ Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1, Commission File No. 33-74782.

         (b)  Reports on Form 8-K

                      On July 8, 1997, the Company filed a report on Form 8-K
                  under Item 5 regarding commitments received from certain holders of its 5% Delayed Convertible Preferred stock to purchase approximately $50 million of a new class of convertible preferred stock for cash or in exchange for shares of 5% Delayed Convertible Preferred Stock.

                      On August 19, 1997, the Company filed a report on Form
                  8-K under Item 5 regarding the sale of 1,905,488 shares of Common Stock to Loral Space and Communications Ltd.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CD RADIO INC.
                                          (Registrant)




Date: October 22, 1997                   /s/Andrew J. Greenebaum
                                         --------------------------------
                                         Executive V.P. and
                                         Chief Financial Officer
                                         (Duly authorized officer and
                                          principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
3.1*/         Amended and Restated Certificate of Incorporation
3.2*/         Amended and Restated By-laws
10.4.14       Amendment No. 15 to the Satellite Construction Agreement between
              Space Systems/Loral, Inc. ("SS/L") and the Company, effective
              July 31, 1997, (incorporated by reference to Exhibit 99.1 to the
              Form 8-K filed on October 7, 1997)
10.4.15       Amendment No. 16 to the Satellite Construction Agreement between
              SS/L and the Company, effective August 4, 1997, (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 7,
              1997)
10.9          Stock Purchase Agreement dated as of August 5, 1997, by and among the Company, David Margolese and Loral Space & Communications
              Ltd., incorporated by reference to the report on Form 8-K filed on
              August 19, 1997
10.10         Employment Agreement dated as of July 10, 1997, between Andrew J.
              Greenebaum and the Company
10.11.1       Arianespace Customer Loan Agreement dated as of July 22, 1997, between the Company and Arianespace Finance S.A. ("AEF"), relating to Launch 1 ("Arianespace Loan Agreement 1")
10.11.1.1     Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997
10.11.2       Multiparty Agreement relating to Launch 1, entered into as of
              July 22, 1997, among Arianespace S.A. ("AE"), AEF and the Company
10.12.1       Arianespace Customer Loan Agreement dated as of July 22, 1997, between the Company and AEF, relating to Launch 2 ("Arianespace
              Loan Agreement 2")
10.12.1.1     Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997
10.12.2       Multiparty Agreement relating to Launch 2 entered into as of July
              22, 1997, among AE, AEF and the Company
11.1          Statement with respect to Computation of Per Share Earnings
27            Financial Data Schedule

--------
*/ Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1, Commission File No. 33-74782.