Form 10-K405
period 1997-12-31
CD RADIO INC
filed 1998-03-19
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                         COMMISSION FILE NUMBER 0-24710
                            ------------------------

                                 CD RADIO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

           DELAWARE                                      52-1700207
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                       SIXTH FLOOR, 2175 K STREET, N.W.
                            WASHINGTON, D.C. 20037
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 296-6192

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS:                      ON WHICH REGISTERED:
            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $.001 PER SHARE
                              (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 2, 1998 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's Common Stock on such date, was $153,419,223.

     The number of shares of the Registrant's common stock outstanding as of March 2, 1998 was 16,048,691.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of                   Part into which incorporated:
Shareholders to be held on April 20, 1998               Part III -- Items 10, 11, 12 and 13

________________________________________________________________________________

                                 CD RADIO INC.
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM NO.                                             DESCRIPTION                                             PAGE
---------  -----------------------------------------------------------------------------------------------   ----

                                                     PART I
Item 1.    Business.......................................................................................     1
Item 2.    Properties.....................................................................................    22
Item 3.    Legal Proceedings..............................................................................    22
Item 4.    Submission of Matters to a Vote of Security Holders............................................    22
Item 4a.   Executive Officers of the Registrant...........................................................    23

                                    PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters...........................    25
Item 6.    Selected Financial Data........................................................................    25
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........    26
Item 8.    Financial Statements and Supplementary Data....................................................    31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........    46

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................    47
Item 11.   Executive Compensation.........................................................................    47
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................    47
Item 13.   Certain Relationships and Related Transactions.................................................    47

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    48

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Annual Report on Form 10-K. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as 'will likely result,' 'are expected to,' 'will continue,' 'is anticipated,' 'estimated,' 'intends,' 'plans,' 'projection' and 'outlook') are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Annual Report on Form 10-K, and particularly in the risk factors set forth herein under 'Business -- Risk Factors.' Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; increased costs of construction and launch of necessary satellites; dependence on satellite construction and launch contractors; risk of launch failure; unproven market and unproven applications of existing technology; and the Company's need for substantial additional financing. These and other factors are discussed herein including under 'Business -- Risk Factors' in Part I of this Annual Report on Form 10-K.

     The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

     CD Radio Inc. was founded in 1990 to pioneer and commercialize a digital quality, multi-channel radio service broadcast directly from satellites to vehicles. In October 1997, the Company was granted one of two licenses (the 'FCC Licenses') from the Federal Communications Commission (the 'FCC') to build, launch and operate a national satellite radio broadcast system. The Company is constructing two satellites that it plans to launch into geosynchronous orbit to broadcast its radio service throughout the United States. The Company's service, which will be marketed under the brand name 'CD Radio,' is expected to consist of 30 channels of commercial-free, digital quality music programming and 20 channels of news, sports and talk programming. CD Radio will be broadcast over a frequency band, the 'S-band,' that will augment traditional AM and FM radio bands. Under its FCC License, the Company has the exclusive use of a 12.5 megahertz portion of the S-band for this purpose. The Company currently expects to commence CD Radio broadcasts in late 1999 at a subscription price of $9.95 per month.

     The Company is positioning itself as an entertainment company and accordingly plans to design and originate programming on each of its 30 music channels. Each channel will be operated as a separate radio station, with a distinct format. Certain music channels will offer continuous music while others will have program hosts, depending on the type of music programming. CD Radio will offer a wide range of music categories, such as:

Symphonic                          Classic Rock                       Soft Rock
Chamber Music                      50's Oldies                        Singers & Songs
Opera                              60's Oldies                        Beautiful Instrumentals
Today's Country                    Folk Rock                          Album Rock
Traditional Country                Latin Ballads                      Alternative Rock
Contemporary Jazz                  Latin Rhythms                      New Age
Classic Jazz                       Reggae                             Broadway's Best
Blues                              Rap                                Gospel
Big Band/Swing                     Dance                              Children's Entertainment
Top of the Charts                  Urban Contemporary                 World Beat

     The Company's 50 music and non-music channels will be housed at its national broadcast studio (the 'National Broadcast Studio') which will be located in New York City. The National Broadcast Studio will contain the Company's music library, facilities for programming origination, programming personnel and program hosts, as well as facilities to uplink programming to the satellites, to activate or deactivate service to subscribers and to perform the tracking, telemetry and control of the orbiting satellites.

THE CD RADIO OPPORTUNITY

     The Company believes that there is a significant market for music and other radio programming delivered through advanced radio technology. While television technology has advanced steadily -- from black and white to color, from broadcast to cable, and from ordinary to high-definition television -- the last major advance in radio technology was the introduction of FM broadcasts. CD Radio will provide a new generation of radio service, offering a wide variety of music formats available on demand, 'seamless' signal coverage throughout the United States and commercial-free, digital quality music programming. The Company's planned multiplicity of formats currently is not available to motorists in any market within the United States.

     CD Radio is primarily a service for motorists. The Yankee Group, a market research organization, estimates that there will be approximately 198 million registered private motor vehicles in the United States by the end of 1999, when the Company expects to commence broadcasting. At present, approximately 89% of all private vehicles have a radio that could easily be utilized to receive CD Radio's broadcasts, with this number estimated to be approximately 182 million vehicles in 1999, and approximately 199 million in 2004. CD Radio will initially target a number of demographic groups among the drivers of these vehicles, including 110 million commuters, 34 million of whom spend between one and two hours commuting daily, three million truck drivers and three million owners of recreational vehicles, among other groups.

     According to The Arbitron Company ('Arbitron'), in 1996, despite the fact that almost all vehicles contained either a cassette or compact disc player, 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the Radio Advertising Bureau, each week radio reaches approximately 95% of all Americans over the age of 12, with the average listener spending more than three hours per weekday and more than five hours per weekend listening to the radio. More than 40% of all radio listening is done in cars. In addition, in 1996, approximately 79% of total radio listening was to FM stations, which primarily provides music programming, as compared with AM stations which devote a greater proportion of their programming to talk and news.

     The Company believes that its ability to offer a wide variety of musical formats simultaneously throughout the United States will enable it to tap significant unmet consumer demand for specialized musical programming. The economics of the existing advertiser supported radio industry dictate that conventional radio stations generally program for the greatest potential audience. Even in the largest metropolitan areas, station formats are limited. Nearly half of all commercial radio stations in the United States offer one of only three formats: country, adult contemporary and news/talk, and the next three most prevalent formats account for another 30% of all stations. Although niche music categories such as classical, jazz, rap, gospel, oldies, soundtracks, new age, children's programming and others accounted for approximately 27% of sales of recorded music in 1996, such formats generally are unavailable on existing radio stations in many markets. Even in New York City, the nation's largest radio market, there are no radio stations devoted solely to such programming as opera, blues, chamber music, soundtracks, reggae, children's programming and many others. CD Radio's wide choice of formats is expected to appeal to the large number of currently underserved listeners.

     In addition, the limited coverage area of conventional radio broadcasting means that listeners often travel beyond the range of any single station. Unlike conventional FM stations, which have an average range of only approximately 30 miles before reception fades, CD Radio's signal is designed to cover the entire continental United States, enabling listeners almost always to remain within its broadcast range. The Company's satellite delivery system is designed to permit CD Radio to be received by motorists in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of the Company's satellites or is within range of one of the Company's terrestrial repeating transmitters. The ability to broadcast nationwide will also allow the Company to serve currently underserved radio markets.

     The Company also believes that CD Radio will have a competitive advantage over conventional radio stations because its music channels will be commercial-free. In contrast, conventional radio stations interrupt their broadcasts with up to 18 minutes of commercials in every hour of music programming, and most stations also frequently interrupt programming with news, promotional announcements, public service announcements and miscellaneous information. The Company believes that consumers dislike frequent radio commercial interruptions and that 'station surfing' to avoid them is common.

PROGRESS TO DATE AND SIGNIFICANT DEVELOPMENT MILESTONES

     The following chart sets forth the Company's past and projected development milestones. There can be no assurance that the Company will be able to meet any of its projections for 1998 or 1999, including completion of construction of its National Broadcast Studio, completion of its satellite launches, or commencement of its commercial operations in late 1999 as planned. See ' -- Risk
Factors -- Possible Delays and Adverse Effect of Delay on Financing
Requirements.'

1990:                   CD Radio Inc. incorporated
                        Proposed FCC create satellite radio service and filed license application

1991:                   Conducted stationary service simulation
                        Conducted nationwide focus groups

1992:                   Satellite radio spectrum allocated
                        Conducted radio manufacturer discussions

1993:                   Contracted with Space Systems/Loral, Inc. ('Loral') for satellite construction
                        Contracted with Arianespace S.A. ('Arianespace') for satellite launch
                        Conducted additional nationwide focus groups

1994:                   Completed initial public offering of its common stock

1995:                   Completed Loral satellite design
                        Filed orbital slot registrations
                        Completed development of proprietary miniature satellite dish antenna

1996:                   Designed the radio card receiver

1997:                   Won auction for FCC license
                        Received one of two FCC national satellite radio broadcasting licenses
                        Completed $135 million private placement of 5% Delayed Convertible Preferred Stock ('5%
                          Preferred Stock')
                        Commenced construction of three satellites
                        Completed receipt of satellite broadcast patents
                        Arranged $105 million vendor financing with Arianespace Finance S.A. ('AEF')
                        Recruited key programming, marketing and financial management team
                        Completed strategic $25 million sale of Common Stock to Loral Space & Communications Ltd.
                          ('Loral Space')
                        Executed radio manufacturer memoranda of understanding

                        Completed exchange offer of 10 1/2% Series C Convertible Preferred Stock for all outstanding shares of 5% Preferred Stock
                        Completed public offerings of 3,050,00 shares of Common Stock and 15% Senior Secured Discount
                          Notes due 2007

1998:                   Select non-music channel content providers
                        Select chipset manufacturer
                        Select radio card manufacturer
                        Complete significant satellite construction milestones
                        Begin terrestrial repeating transmitter build-out

1999:                   Complete construction of National Broadcast Studio
                        Begin commercial production of radio cards
                        Complete satellite launches
                        Test markets
                        Begin commercial operations

THE CD RADIO SERVICE

     CD Radio will offer motorists (i) a wide choice of finely focused music formats; (ii) nearly seamless signal coverage throughout the continental United States; (iii) commercial-free music programming; and (iv) plug and play convenience.

     Wide Choice of Programming. Each of CD Radio's 30 music channels will have a distinctive format, such as opera, reggae, classic jazz and children's entertainment, intended to cater to specific subscriber tastes. In most markets, radio broadcasters target their programming to broad audience segments. Even in the largest metropolitan markets the variety of station formats generally is limited, and many of the Company's planned formats are unavailable.

     'Seamless' Signal Coverage. CD Radio will be available throughout the continental United States, enabling listeners almost always to be within its broadcast range. The Company expects its nearly seamless signal will appeal to motorists who frequently travel long distances, including truck drivers and recreational vehicle owners, as well as commuters and others who outdrive the range of their FM signals. In addition, the Company expects its broadcasts will appeal to the 45 million consumers who live in areas that currently receive only a small number of FM stations.

     Commercial-Free Music Programming. The Company will provide commercial-free music programming. The Company's market research indicates that a principal complaint of radio listeners concerning conventional broadcast radio is the frequency of commercials. Because CD Radio, unlike commercial AM and FM stations, will be a subscription and not an advertiser-supported service, its music channels will not contain commercials.

     Plug and Play Convenience. Consumers will be able to receive CD Radio broadcasts by acquiring an adapter (a 'radio card') and an easily attachable, silver dollar-sized satellite dish antenna. Listeners will not be required to replace their existing car radios and will be able to use the radio card by plugging it into their radio's cassette or compact disc slot. CD Radio listeners using a radio card will be able to push a button to switch between AM, FM and CD Radio. Radio cards will have a visual display that will indicate the channels and format selected, as well as the title, recording artist and album title of the song being played. Radio cards will be portable and will be able to be moved from car to car. Radio card activation will be accomplished directly via satellite by calling the Company's customer service center at 888-CD-RADIO.

PROGRAMMING

     The Company intends to offer 30 channels of commercial-free, all-music programming and 20 additional channels of other formats that do not require compact disc quality audio, such as all-news, all-sports and all-talk programming. Each music channel will have a distinctive format, intended to cater to specific subscriber tastes. The Company expects that the initial subscription fee for CD Radio, which will entitle subscribers to receive all CD Radio channels, will be $9.95 per month.

     The Company intends to recruit program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each CD Radio channel. In order to be accessible to these industries, the Company plans to locate its National Broadcast Studio in New York City. Program managers also will coordinate the Company's continuing market research to measure audience satisfaction, refine channel definitions and themes and select program hosts for those channels that have hosts.

     Music programming will be selected from the Company's music library. The Company intends to create an extensive music library which will consist of a deep range of recorded music in each genre broadcast. In addition to updating its music library with new recordings as they are released, the Company will seek to acquire recordings that in certain cases are no longer commercially available.

     In addition to its music channels, the Company expects to offer 20 channels of news, sports and talk programming. The Company does not intend to produce the programming for these non-music channels. The Company believes, based on its discussions to date, that there is sufficient interest on the part of providers of news, sports and talk programming in CD Radio to permit the Company to offer a variety of non-music programming. News, talk and sports programming obtained from third party sources will include commercial advertising. On January 22, 1998, the Company and Bloomberg L.P. announced that they entered into an agreement under which CD Radio will carry Bloomberg's 24 hour news and information service on CD Radio channel 31. Under terms of the agreement, CD Radio will make Bloomberg News Radio available to all subscribers. The two companies also agreed to work together to jointly to develop custom programming for an additional non-music channel on CD Radio.

MARKETING STRATEGY

     The Company plans to offer a high quality broadcast service with targeted music formats, nearly seamless signal coverage throughout the continental United States, commercial-free music programming and digital quality fidelity. The Company's marketing strategy for CD Radio has three interrelated components: (i) the strategy for creating consumer awareness of CD Radio, (ii) the strategy for generating subscriptions to CD Radio and (iii) the strategy for generating purchases of radio cards and a new generation of radios capable of receiving S-band as well as AM and FM signals ('S-band radios') and their associated miniature satellite dish antennas.

     The Company believes that the introduction of CD Radio will have high news value, which it expects will result in significant national and local publicity prior to and during the initial launch of the service. In addition, the Company plans to engage in extensive marketing, advertising and promotional activities to create consumer awareness of CD Radio. This includes an ongoing major advertising campaign funded principally by the Company, together with expected manufacturer and retailer cooperative advertising. A major national umbrella campaign will utilize a full mix of media, including network and cable television, radio, print and billboard.

     The Company also intends to focus its initial efforts on a number of demographic groups that it believes represent potential target markets for CD Radio, including commuters, niche music listeners, truck drivers, recreational vehicle owners and consumers in areas with sparse radio coverage. In addition, the Company intends to aggressively target early adopters of new technologies, who it believes are likely to have a high level of interest in CD Radio.

     Commuters. Of the 110 million commuters, the Company has identified 34 million as highly addressable by virtue of their commute times averaging between one and two hours daily. To reach these commuters, the Company plans to purchase radio advertising spots on stations with frequent traffic reports, purchase outdoor billboard advertising on long commute roads and place inserts in gasoline credit card bills.

     Niche Music Listeners. Niche music categories, such as classical, jazz, rap, gospel, soundtracks, oldies and children's programming, constitute approximately 27% of the market for recorded music sales. To reach niche music listeners, the Company intends to work with the recording industry to include print material about CD Radio inside niche music compact disc packaging, place print advertising in specialty music magazines targeted to niche music listeners and members of fan clubs, conduct direct mailings to specialized music mailing lists of record clubs and sponsor and advertise at certain music events.

     Truck Drivers. According to the U.S. Department of Transportation, there are approximately three million professional truck drivers in the United States, of whom approximately 1.1 million are long-distance haulers. The Company intends to place sampling displays at truck stops and to advertise in publications and on internet sites which cater to truck drivers.

     Recreational Vehicle Owners. There are approximately three million recreational vehicles in the United States. The Company plans to advertise in magazines targeted to recreational vehicle enthusiasts, conduct direct mailings targeted to these individuals and place sampling displays at recreational vehicle dealerships.

     Sparse Radio Zones. More than 45 million people aged 12 and over live in areas with such limited radio station coverage that the areas are not monitored by Arbitron. The Company believes that of these people, approximately 22 million people receive five or fewer FM stations, 1.6 million receive only one FM station and at least one million people receive no FM stations. To reach these consumers, the Company plans to utilize local newspaper advertisements during the Company's initial launch period and target direct mailings to music enthusiasts in these areas.

SALES OF RADIO CARDS AND S-BAND RADIOS

     Consumers will receive CD Radio through radio cards or S-band radios and associated miniature satellite dish antennas. Although the Company does not intend to manufacture or distribute radio cards, S-band radios or miniature satellite dish antennas, their availability will be critical to the Company because they are the only means by which to receive CD Radio. Accordingly, the Company has devised strategies to make radio cards and S-band radios together with their associated miniature satellite dish antennas widely available to consumers.

     Sales of Radio Cards. The Company believes that the availability of radio cards will be critical to the Company's market penetration for a number of years following the introduction of CD Radio. The Company expects that radio cards will be sold at retail outlets and mass merchandisers that sell consumer electronics. The retail price of the radio card together with the miniature satellite dish currently is expected to be approximately $200.

     Sales of S-band Radios. Distribution of S-band radios is an important element in the Company's marketing strategy. In 1996, U.S. consumers spent approximately $3 billion on autosound equipment for aftermarket installation in their vehicles, which the Company believes included approximately 4.6 million new AM/FM radios. The Company believes that this autosound equipment market is comprised largely of young, music oriented early adopters of new technology and that, in the course of purchasing a new car radio, some of these consumers would select one with built-in S-band capability. The Company expects S-band radios to be sold at retail outlets that sell consumer electronics, as well as at autosound specialty dealers. Like existing autosound equipment, S-band radios will require installation by the retailer or a third party.

     The Company's long term objective is to promote the adoption of S-band radios as standard equipment or optional equipment sold in the United States. The Company, however, expects sales of radio cards and S-band radios through the consumer electronics retail distribution system to be the primary distribution channel for receivers capable of receiving CD Radio for a number of years.

SUBSCRIPTION AND BILLING

     The Company intends to contract out customer service and billing functions to a national teleservices company, whose functions will include the handling of orders from subscribers, establishing and maintaining customer accounts, inbound telemarketing, billing and collections.

     Access to the Company's customer service center will be via the Company's toll-free number, 888-CD-RADIO, with all interaction with subscribers being conducted under the CD Radio name. Payment to the Company's selected teleservices company is expected to be based on transaction volumes, and the Company plans to charge subscribers a modest one-time activation fee to cover certain transaction costs. The Company will require payment for CD Radio with a credit or debit card.

THE CD RADIO DELIVERY SYSTEM

     The Company has designed the CD Radio delivery system to transmit an identical signal from two satellites placed in geosynchronous orbit. The two satellite system will permit CD Radio to provide seamless signal coverage throughout the continental United States. This means that listeners will almost always be within the broadcast range of CD Radio, unlike current FM radio broadcasts, which have an average range of only approximately 30 miles. The CD Radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. The system is designed to enable motorists to receive CD Radio in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of the Company's satellites or is within range of one of the Company's terrestrial repeating transmitters.

     The portion of the S-band located between 2320 MHz and 2345 MHz has been allocated by the FCC exclusively for national satellite radio broadcasts, and will augment traditional AM and FM radio bands. This portion of the spectrum was selected because there are virtually no other users of this frequency band in the United States, thus minimizing potential signal interference. In addition, this frequency band is relatively immune to weather related attenuation, which is not the case with higher frequencies.

     The Company expects to use 12.5 MHz of bandwidth in the 7025.0-7075.0 MHz band (or some other suitable frequency) for uplink transmissions from the National Broadcast Studio to the Company's satellites. Downlink transmission from the satellites to subscribers' radio cards or S-band radios will use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency band.

     The CD Radio delivery system will consist of three principal components:
(i) the satellites; (ii) the receivers; and (iii) the National Broadcast Studio.

THE SATELLITES

     Satellite Design. The Company's satellites are of the Loral FS-1300 model series. This family of satellites has a total in-orbit operation time of 220 years, and to date more than 52 such satellites have been built or ordered, including 21 that are currently in production. The satellites are designed to have a useful life of approximately 15 years. To ensure the durability of its satellites, the Company has selected components and subsystems that have a demonstrated track record on operational FS-1300 satellites, such as N-STAR, INTELSAT VII and TELSTAR. In addition, a full series of ground tests will be performed on each of the Company's satellites prior to launch in order to detect assembly defects and avoid premature satellite failure.

     The satellites will utilize a three-axis stabilized design. Each satellite will contain an active attitude and position control subsystem; a telemetry, command and ranging subsystem; a thermal control subsystem and an electrical power subsystem. Power will be supplied by silicon solar arrays and, during eclipses, by nickel-hydrogen batteries. Each satellite after deployment will be 103 feet long, 8 feet wide and 31 feet tall.

     Simple Design ('Bent Pipe'). The Company's satellites will incorporate a design which will act essentially as a 'bent pipe,' relaying received signals directly to the ground. The Company's satellites will not contain on-board processors or switches. All of the Company's processing operations will be on the ground where they are accessible for maintenance and continuing technological upgrade without the need to launch replacement satellites.

     Memory Buffer. The Company's transmission design incorporates the use of a memory buffer chip contained within radio cards and S-band radios, designed to store signal. The Company plans to position its two satellites in complementary orbital locations so as to achieve efficient signal diversity and allow the memory buffer to mitigate service interruptions which can result from signal blockage and fading. The Company currently expects that its two satellites will be placed in a geosynchronous orbit at equatorial crossings of 80[d]W and 110[d]W longitude. The Company has been granted patents on its satellite broadcasting system, which incorporate a multisatellite design and memory buffer.

     As with any wireless broadcast service, the Company expects to experience occasional 'dead zones' where the service from one satellite will be interrupted by nearby tall buildings, elevations in topography, tree clusters, highway overpasses and similar obstructions; however, in most such places the Company expects subscribers will continue to receive a signal from its memory buffer. In certain areas with high concentrations of tall buildings, such as urban cores, or in tunnels, however, signals from both satellites will be blocked and reception will be adversely affected. In such urban areas, the Company plans to install terrestrial repeating transmitters to rebroadcast its satellite signals, improving the quality of reception. The FCC has not yet established rules governing such terrestrial repeaters, and the Company cannot predict the outcome of the FCC's current rulemaking on this subject. The Company also will need to obtain the rights to use of roofs of certain structures where the repeaters will be installed. There can be no assurance that the Company can obtain such roof rights on acceptable terms or in appropriate locations for the operation of CD Radio.

     Satellite Construction. The Company has entered into a contract for $275.8 million with Loral (the 'Loral Satellite Contract'), pursuant to which Loral is building three satellites, two of which the Company intends to launch and one of which it intends to keep in reserve as a spare. Loral has agreed to deliver the first satellite to the launch site in Kourou, French Guiana by August 1999, to deliver the second satellite to the launch site five months after the delivery of the first satellite and to deliver the third satellite to a Company designated storage site within eleven months of delivery of the second satellite. Loral has also agreed to endeavor to accelerate delivery of the second satellite to October 1999 and of the third satellite to April 2000. There can be no assurance, however, that Loral will be able to meet such an accelerated schedule. Although the Loral Satellite Contract provides for certain late delivery payments, Loral will not be liable for indirect or consequential damages or lost revenues or profits resulting from late delivery or other defaults. Under the Loral Satellite Contract, the Company has an option to order a fourth satellite at any time prior to March 10, 1999.

     Following the launch of each satellite, Loral will conduct in-orbit performance verification. In the event that such testing shows that a satellite is not meeting the satellite performance specifications contained in the Loral Satellite Contract, Loral and the Company have agreed to negotiate an equitable reduction in the final payment to be made by the Company for the affected satellite.

     Launch Services. On July 22, 1997, the Company contracted for two launches (the 'Arianespace Launch Service Agreement') for $176.0 million with Arianespace, a leading supplier of satellite launch services. The initial launch period for the first launch extends from August 1, 1999 to January 31, 2000. The initial launch period for the second launch extends from October 1, 1999 to March 31, 2000. These initial launch periods will be reduced to three month periods at least twelve months prior to the start of the respective initial launch periods. One month launch slots will be selected for each of the launches at least eight months prior to the start of the respective shortened launch periods. Launch dates will be selected for each of the launches at least four months prior to the start of the respective launch periods. The Company is entitled to accelerate the second launch by shipping the satellite to the launch base and preparing the satellite for launch at the next available launch opportunity.

     If the Company's satellites are not available for launch during the prescribed periods, the Company will arrange to launch the satellites on the first launch dates available after the satellites are completed. While the Company has been able to reschedule its reserved launch dates with Arianespace in the past, there can be no assurance that it will be able to do so in the future. If the Company postpones a launch for more than 12 months, or postpones a launch within 12 months of a scheduled launch, postponement fees may be charged under the terms of the Arianespace Launch Service Agreement.

     Satellite launches are subject to significant risks, including satellite destruction or damage during launch or failure to achieve proper orbital placement. Launch failure rates vary depending on the particular launch vehicle and contractor. Arianespace, one of the world's leading commercial satellite launch service companies, has advised the Company that as of March 2, 1998, 95 of 100 Arianespace launches (95%) have been completed successfully since May 1984. See ' -- Risk Factors -- Dependence upon Satellites,' ' -- Risk
Factors -- Dependence upon Satellite and Launch Contractors' and ' -- Risk Factors -- Satellite Launch Risks.' However, the Ariane 5, the particular launch vehicle being planned for the launch of the Company's satellites, has had only two launches, one of which was a failure. There is no assurance that Arianespace's launches of the Company's satellites will be successful. If the third qualification flight of the Ariane 5 launch vehicle results in a failure, or if for any reason there have not been at least two successful Ariane 5 launches prior to each of Company's scheduled launches, or if Arianespace postpones one of Company's launches for more than six months due to a delay in the development of the Ariane 5 program, then, under the terms of the Arianespace Launch Service Agreement, the Company has the right to require Arianespace to negotiate in good faith an amendment to the Arianespace Launch Service Agreement to provide for launches using the Ariane 4 launch vehicle, with launch dates on the first available Ariane 4 launch opportunities after the scheduled launch dates, unless the Company agrees to earlier launch dates.

     The Company will rely upon Arianespace for the timely launch of the satellites. Failure of Arianespace to launch the satellites in a timely manner could materially adversely affect the Company's business. The Arianespace Launch Service Agreement entitles Arianespace to postpone either of Company's launches for a variety of reasons, including technical problems, lack of co-passenger(s) for the Company's launch, the need to conduct a replacement launch for another customer, a launch of a scientific satellite whose mission may be degraded by delay, or a launch of another customer's satellite whose launch was postponed. Although the Arianespace Launch Service Agreement provides liquidated damages for delay, depending on the length of the delay, and entitles the Company to terminate the agreement for delay exceeding 12 months, there can be no assurance that these remedies will adequately mitigate any damage to the Company's business caused by launch delays.

     Arianespace has assisted the Company in securing financing for the launch service prices through its subsidiary, AEF. The Company and AEF have entered into two loan agreements (collectively, the 'AEF Agreements') which govern the provisions of such financing. See Note 3 to the Company's Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

     Risk Management and Insurance. Two custom-designed, fully dedicated satellites are required to broadcast CD Radio. The Company has selected a launch service supplier that has achieved the most reliable launch record in its class in the industry. Each of the Company's two operational satellites will be launched separately. The Arianespace Launch Service Agreement contains a provision entitling the Company to a replacement launch in the event of a launch failure caused by the Arianespace launch vehicle. In such event, the Company would utilize the spare satellite that will be constructed. Thus, the Company does not intend to insure for this contingency. The Company intends to insure against other contingencies, including a failure during launch caused by factors other than the launch vehicle and/or a failure involving the second satellite in a situation in which the spare satellite has been used to replace the first satellite. If the Company is required to launch the spare satellite due to failure of the launch of one of the operational satellites, its operational timetable would be delayed for approximately six months or more. The launch or in-orbit failure of two satellites would require the Company to arrange for additional satellites to be built and could delay the commencement or continuation of the Company's operations for three years or more. See ' -- Risk Factors -- Dependence upon Satellites,' ' -- Risk Factors -- Dependence upon Satellite and Launch Contractors' and ' -- Risk Factors -- Satellite Launch Risks.'

     Once properly deployed and operational, the historical risk of premature total satellite failure has been less than 1% for U.S. geosynchronous commercial communication satellites. Insurance against in-orbit failure is currently available and typically is purchased after the satellite is tested in orbit and prior to the expiration of launch insurance. In recent years, annual premiums have ranged from 1.3% to 2.5% of coverage. After the Company has launched the satellites and begun to generate revenues, the Company will evaluate the need for business interruption insurance.

THE RECEIVERS

     Subscribers to CD Radio will not need to replace their existing AM/FM car radios. Instead, they will be able to receive CD Radio in their vehicles using a radio card that has been designed to plug easily into the cassette or compact disc slot of their existing radio. Customers also will be able to receive CD Radio using an S-band radio. CD Radio reception with either a radio card or an S-band radio will be via a miniature silver dollar-sized satellite dish antenna mounted on a small base housing a wireless transmitter that will relay the CD Radio signal to the vehicle's radio card or S-band radio. Neither the radio cards, S-band radios nor the miniature satellite dish antennas currently are available and the Company is unaware of any manufacturer currently developing such products.

     The Company anticipates that radio cards will be easy to install because they will require no wiring or other assembly and will be installed simply by inserting the card into the radio's cassette or compact disc slot. Upon insertion of the card into the radio, listeners will be able to switch between AM, FM and CD Radio. The radio card can be removed by pushing the radio's 'eject' button. Radio cards are portable and will be able to be moved from car to car, if desired. S-band radios will be capable of receiving AM, FM and S-band radio transmissions. The Company anticipates that S-band radios will be similar to conventional AM/FM radios in size and appearance. Like existing conventional radios, a number of these radios may also incorporate cassette or compact disc players.

     In addition to a radio card or S-band radio, a vehicle must be equipped with a miniature satellite dish antenna in order to receive CD Radio. To satisfy this requirement, the Company has designed a miniature satellite dish antenna. The satellite dish antenna is battery powered and is approximately the size and shape of a silver dollar, measuring 2 in diameter and 1/8 thick. The base of the satellite dish antenna will have an adhesive backing, so that consumers will be able to easily attach the satellite dish antenna to a car's rear window. Miniature satellite dish antennas will also be sold separately, so that consumers will be able to receive CD Radio in a vehicle that has a satellite dish antenna attached to it simply by moving a radio card. The radio card, the S-band radio and the satellite dish antenna all use proprietary technology developed by the Company.

     The Company's miniature satellite dish antenna design is substantially 'non-directional,' meaning it does not need to be pointed directly at a satellite in order to receive CD Radio broadcasts. All that is required is that the satellite dish antenna be positioned upward on an unobstructed line-of-sight with one of the Company's satellites or be within range of a terrestrial repeating transmitter. The satellite dish antenna will be mounted on a small base housing a solar recharging battery and wireless transmitter that will relay the CD Radio signal to a vehicle's radio card or S-band radio.

     The Company expects radio cards, S-band radios and miniature satellite dish antennas to be sold through a variety of retail outlets, including consumer electronics, car audio, department and music stores. The Company currently expects that the radio card together with the satellite dish antenna can be sold at a retail price of approximately $200.

     The Company believes that, when manufactured in quantity, S-band radios will be incrementally more expensive than today's car radios, while radio cards, which will have no installation costs if the customer has a radio with a cassette or compact disc slot, will be less expensive. The Company expects that the satellite dish antenna will be substantially less expensive than the radio card for consumers wishing to purchase additional dish antennas separately. The Company believes that the availability and pricing of plug and play radio cards will be of prime importance to the Company's market penetration for a number of years.

THE NATIONAL BROADCAST STUDIO

     The Company plans to originate its 50 channels of programming from its National Broadcast Studio, which will be located in New York City. The National Broadcast Studio will house the Company's music library, facilities for programming origination, programming personnel and program hosts, as well as facilities to uplink programming to the satellites, to activate or deactivate service to subscribers and to perform the tracking, telemetry and control of the orbiting satellites.

     The Company intends to create an extensive music library which will consist of a deep range of recorded music. In addition to updating its music library with new recordings as they are released, the Company will seek to acquire recordings that in certain cases are no longer commercially available.

     Programming will be originated at the National Broadcast Studio and transmitted to the Company's two satellites for broadcast to CD Radio subscribers. The Company expects that its broadcast transmissions will be uplinked to its satellites at frequencies in the 7025.0-7075.0 MHz band. The satellites will receive and convert the signal to the 2320.0-2332.5 MHz band. The satellites then will broadcast the signal to the United States, at a power sufficient to enable its receipt directly by the miniature satellite dish antennas to be used by subscribers.

     Service-related commands also will be relayed from the National Broadcast Studio to the Company's satellites for retransmission to subscribers' radio cards and S-band radios. These service-related commands include those required to (i) initiate and suspend subscriber service, (ii) change the encryption parameters in radio cards and S-band radios to reduce piracy of CD Radio and (iii) activate radio card and S-band radio displays to show program-related information.

     Tracking, telemetry and control operations for the Company's orbiting satellites also will be performed from the National Broadcast Studio. These activities include controlling the routine station keeping, which involves satellite orbital adjustments and monitoring of the satellites.

     On March 16, 1998 the Company entered into an agreement with GE American Communications Inc. ('GE Americom'), a subsidiary of GE Capital Corp., to provide back-up telemetry tracking and control services for the Company's satellites for a 15-year term. The agreement requires the Company to make an initial nonrefundable payment of $3.0 million on signing, and annual payments ranging from $0.9 - $1.95 million during the term, beginning on the launch of the Company's satellites. The initial $3.0 million payment is to be credited against payments that become due in the last two years of the term.

     The Company has reached an agreement in principle on the significant economic terms of a 15-year lease for an aggregate of approximately 100,000 square feet of class A office space in New York City to serve as the future location of its executive offices and National Broadcast Studio. The Company anticipates entering into a definitive lease in April 1998. Occupancy of the space is expected in March 1999.

DEMONSTRATIONS OF THE CD RADIO SYSTEM

     In support of the Company's application for the FCC License, the Company conducted a demonstration of its proposed radio service from November 1993 through November 1994. The demonstration involved the transmission of S-band signals to a prototype S-band radio and miniature satellite dish antenna installed in a car to simulate certain transmission characters of the Company's planned system. Because there currently are no commercial satellites in orbit capable of transmitting S-band frequencies to the United States, the Company constructed a terrestrial simulation of its planned system. For this purpose, the Company selected a test range covering several kilometers near Washington, D.C. which included areas shadowed by buildings, trees and overpasses. The Company placed S-band transmitters on the rooftops of a number of tall buildings in such a way as to simulate the signal power and angle of arrival of satellite transmissions to be used for its proposed service. The Company also modified the standard factory installed sound system of an automobile to create a radio receiving AM, FM and S-band, and integrated the Company's satellite dish antenna into the car roof. The demonstrations included the reception of 30 channels of compact disc quality stereo music by the prototype radio while the car was driven throughout the range. Prior to testing with orbiting satellites, miniature satellite dish antennas and radio cards or S-band radios suitable for commercial production, there can be no assurance that the CD Radio system will function as intended. See ' -- Risk Factors -- Reliance on Unproven Technology.'

COMPETITION

     The Company expects to face competition from two principal sources: (i) conventional AM/FM radio broadcasting, including, when available, terrestrial digital radio broadcasting; and (ii) American Mobile Radio Corporation ('AMRC'), the other holder of an FCC License.

     The AM/FM radio broadcasting industry is very competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including program content, on-air talent, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market. Many of the Company's radio broadcasting competitors have substantially greater financial, management and technical resources than the Company.

     Currently, radio stations broadcast by means of analog signals, as opposed to digital transmission. The Company believes, however, that within several years, terrestrial broadcasters may be able to place digital audio broadcasts into the bandwidth occupied by current AM and FM stations and simultaneously transmit both analog and digital signals on the AM and FM bands. The limited bandwidth assigned to AM stations will result in lower quality digital signals than can be broadcast by FM stations. As a result, the Company expects that the use of this technology will permit digital AM sound quality to approach monaural FM sound quality and permit digital FM broadcasts to approach compact disc sound quality. In order to receive these digital AM/FM broadcasts, listeners will need to purchase new digital radios which currently are not commercially available. While the development of digital broadcasting would eliminate one of the advantages of CD Radio over FM radio, the Company does not believe it would affect broadcasters' ability to address the other advantages of CD Radio. In addition, the Company views the growth of terrestrial digital broadcasting as a positive force that would be likely to encourage radio replacement and thereby facilitate the introduction of S-band radios.

     Although certain existing satellite operators currently provide music programming to customers at fixed locations, these operators are incapable of providing CD Radio-type service to vehicles as a result of some or all of the following reasons: (i) these operators do not broadcast on radio frequencies suitable for reception in a mobile environment; (ii) CD Radio-type service requires fully dedicated satellites; (iii) CD Radio type service requires a custom satellite system design; and (iv) CD Radio-type service requires regulatory approvals, which existing satellite operators do not have.

     AMRC, a subsidiary of American Mobile Satellite Corporation ('AMSC'), is the other holder of an FCC License. AMRC, in which WorldSpace, Inc. (a company that plans to provide satellite radio service outside of the United States) has a 20% interest, and AMSC, which is owned in part by the Hughes Electronics Corporation subsidiary of General Motors Corporation, have financial, management and technical resources that exceed those of the Company. In addition, the FCC could grant new licenses which would enable further competition to broadcast satellite radio. Finally, there are many portions of the electromagnetic spectrum that are currently licensed for other uses and certain other portions for which licenses have been granted by the FCC without restriction as to use, and there can be no assurance that these portions of the spectrum could not be utilized for satellite radio broadcasting in the future. Although any such licensees would face cost and competition barriers, there can be no assurance that there will not be an increase in the number of competitors in the satellite radio industry. See ' -- Risk Factors -- Competition.'

     The Company believes that cassettes and compact discs generally are used in automobiles as supplements to radio rather than as substitutes, and that these media are used primarily as backup when radio reception is unavailable or unsatisfactory, or when desired programming is unavailable or unsatisfactory. Cassettes and compact discs lack the convenience of radio, as well as the spontaneity and freshness that characterize radio programming. According to a 1996 market study, although almost all vehicles contain either a cassette or compact disc player, 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. Accordingly, the Company does not view its service as directly competitive with these media.

TECHNOLOGY AND PATENTS

     The Company has been granted certain U.S. patents (U.S. Patent Nos. 5,278,863; 5,319,673; 5,485,485; 5,592,471) on various features of satellite radio technology. There can be no assurance, however, that any U.S. patent issued to the Company will cover the actual commercialized technology of the Company or will not be circumvented or infringed by others, or that if challenged would be held to be valid. The Company has filed patent applications covering CD Radio system technology in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, South Korea, Mexico, the Netherlands, Spain, Switzerland and the United Kingdom, and has been granted patents in a number of these countries. There can be no assurance that additional foreign patents will be awarded to the Company or, if any such patents are granted, that the laws of foreign countries where the Company receives patents will protect the Company's proprietary rights to its technology to the same extent as the laws of the United States. Although the Company believes that obtaining patent protection may provide benefits to the Company, the Company does not believe that its business is dependent on obtaining patent protection or successfully defending any such patents that may be obtained against infringement by others.

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

     The Company's proprietary technology was developed by Robert D. Briskman, the Company's co-founder, and was assigned to the Company. The Company believes that Mr. Briskman independently developed the technology covered by the Company's issued patents and that it does not violate the proprietary rights of any person. There can be no assurance, however, that third parties will not bring suit against the Company for patent infringement or for declaratory judgment to have any patents which may be issued to the Company declared invalid.

     If a dispute arises concerning the Company's technology, litigation might be necessary to enforce the Company's patents, to protect the Company's trade secrets or know-how or litigation may occur to determine the scope of the proprietary rights of others. Any such litigation could result in substantial cost to, and diversion of effort by, the Company, and adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or otherwise adversely affect the Company's ability to successfully develop and market CD Radio.

GOVERNMENT REGULATION

     As an operator of a privately owned satellite system, the Company is subject to the regulatory authority of the FCC under the Communications Act of 1934, as amended (the 'Communications Act'). The FCC is the government agency with primary authority in the United States over satellite radio communications. The Company is currently subject to regulation by the FCC principally with respect to (i) the licensing of its satellite system; (ii) preventing interference with or to other users of radio frequencies; and (iii) compliance with rules that the FCC has established specifically for United States satellites and rules that the FCC has established for providing satellite radio service.

     On May 18, 1990, the Company proposed that the FCC establish a satellite radio service and applied for an FCC License. On March 3, 1997, the FCC adopted rules for the national satellite radio broadcast service (the 'FCC Licensing Rules'). Pursuant to the FCC Licensing Rules, an auction was held among the applicants on April 1 and 2, 1997. The Company was a winning bidder for one of the two FCC Licenses with a bid of $83 million. AMRC was the other winning bidder for an FCC License with a bid of $89 million. After payment of the full amount by the Company, the FCC's International Bureau issued the FCC License to the Company on October 10, 1997. The FCC License is effective immediately; however, for a period of 30 days following the grant of the FCC License, those parties that had filed comments or petitions to deny in connection with the Company's application for an FCC License could petition the International Bureau to reconsider its decision to grant the FCC License to the Company or request review of the decision by the full FCC. An application for review by the full Commission was filed by one of the low-bidding applicants in the auction. This petition requests, among other things, that the Commission adopt restrictions on foreign ownership, which were not applied in the a license issued to the Company by the FCC's International Bureau on October 10, 1997 (the 'IB Order'), and, on the basis of the Company's ownership, overrule the IB Order. Although the Company believes the FCC will uphold the IB Order, the Company cannot predict the ultimate outcome of any proceedings relating to this petition or any other proceeding that may be filed. If this petition is denied, the complaining party may file an appeal with the U.S. Court of Appeals which must find that the decision of the FCC was not supported by substantial evidence, or was arbitrary, capricious or unlawful in order to overturn the grant of the Company's FCC License.

     Pursuant to the FCC Licensing Rules, the Company is required to meet certain progress milestones. Licensees are required to begin satellite construction within one year of the grant of the FCC License; to launch and begin operating their first satellites within four years; and to begin operating their entire system within six years. The IB Order states that failure to meet those milestones will render the FCC License null and void. On May 6, 1997, the Company notified the FCC that it had begun construction on the first of its satellites. On March 27, 1997, a third party requested reconsideration of the FCC Licensing Rules, seeking, among other things, that the time period allotted for these milestones be shortened. The Company cannot predict the outcome of this petition.

     The term of the FCC License for each satellite is eight years, commencing from the time each satellite is declared operational after having been inserted into orbit. Upon the expiration of the term with respect to each satellite, the Company will be required to apply for a renewal of the relevant FCC License. Although the Company anticipates that, absent significant misconduct on the part of the

Company, the FCC Licenses will be renewed in due course to permit operation of the satellites for their useful lives, and that a license would be granted for any replacement satellites, there can be no assurance of such renewal or grant.

     The spectrum allocated for satellite radio is used in Canada and Mexico for terrestrial microwave links, mobile telemetry and other purposes. The United States government must coordinate the United States' use of this spectrum with the Canadian and Mexican governments before any United States satellite may become operational. The Company has performed analyses which show that its proposed use will not cause undue interference to most Canadian stations and can be coordinated with others by various techniques. The FCC Licensing Rules require that the licensees successfully complete detailed frequency coordination with existing operations in Canada and Mexico, and the IB Order conditions the FCC License on such coordination. With respect to Mexico, this obligation could be complicated by that country's plan to license a similar satellite radio service on the same frequencies as licensed for use by the Company in the United States. There can be no assurance that the licensees will be able to coordinate the use of this spectrum with Canadian or Mexican operators or will be able to do so in a timely manner.

     In order to operate its satellites, the Company also will have to obtain a license from the FCC to operate its uplink facility. Normally, such approval is sought after issuance of the FCC License. Although there can be no assurances that such licenses will be granted, the Company does not expect difficulties in obtaining a feeder link frequency and ground station approval in the ordinary course.

     The CD Radio system is designed to permit CD Radio to be received by motorists in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of the Company's satellites. In certain areas with high concentrations of tall buildings, such as urban cores, or in tunnels, signals from both satellites will be blocked and reception will be adversely affected. In such cases, the Company plans to install terrestrial repeating transmitters to broadcast CD Radio. The FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters. A rulemaking on the subject was initiated by the FCC on March 3, 1997. The deadline for the public to file comments was June 13, 1997 and the deadline for filing reply comments was June 27, 1997. Several comments were received by the FCC that sought to cause the FCC to consider placing restrictions on the Company's ability to deploy its terrestrial repeating transmitters. However, the Company believes that the FCC will neither prohibit it from deploying such transmitters nor place unreasonable requirements upon such deployment.

     AMRC has proposed to use a different transmission technology from that of the Company. The IB Order conditions the Company's license on certification by the Company that its final receiver design is interoperable with respect to the final receiver design of the other licensee. The Company believes that it can design an interoperable receiver, but there can be no assurance that this effort will be successful or result in a commercially feasible receiver.

     The Company's business operations as currently contemplated may require a variety of permits, licenses and authorizations from governmental authorities other than the FCC, but the Company has not identified any such permit, license or authorization that it believes could not be obtained in the ordinary course of business.

PERSONNEL

     As of March 2, 1998, the Company had 14 employees, of whom four were involved in technology development, six in business development and four in administration. In addition, the Company relies upon a number of consultants and other advisors. By commencement of operations, the Company expects to have approximately 130 employees. The extent and timing of the increase in staffing will depend on the availability of qualified personnel and other developments in the Company's business. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company and its business. This Annual Report on Form 10-K contains certain forward looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors, including those set forth below and elsewhere herein. See 'Special Note Regarding Forward Looking Statements.'

EXPECTATION OF CONTINUING LOSSES; NEGATIVE CASH FLOW

     The Company is a development stage company and its proposed service, CD Radio, is in an early stage of development. Since its inception, the Company's activities have been concentrated on raising capital, obtaining required licenses, developing technology, strategic planning and market research. From its inception on May 17, 1990 through December 31, 1997, the Company has had no revenues and has incurred aggregate net losses of approximately $23.3 million, including net losses of approximately $2.8 million during the year ended December 31, 1996 and $4.7 million during the year ended December 31, 1997. The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cash flow from operations will not be generated until late 2000 at the earliest. The ability of the Company to generate revenues and achieve profitability will depend upon a number of factors, including the timely receipt of all necessary FCC authorizations, the successful and timely construction and deployment of its satellite system, the development and manufacture of radio cards, S-band radios and miniature satellite dish antennas by consumer electronics manufacturers, the timely establishment of its National Broadcast Studio and the successful marketing and consumer acceptance of CD Radio. There can be no assurance that any of the foregoing will be accomplished, that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

NEED FOR SUBSTANTIAL ADDITIONAL FINANCING

     The Company estimates that it will require approximately $648.5 million to develop and commence commercial operation of CD Radio by the end of 1999. Of this amount, the Company has raised approximately $446.4 million to date, leaving anticipated additional cash needs of approximately $202.1 million to fund its operations through 1999. The Company anticipates additional cash requirements of approximately $100.0 million to fund its operations through the year 2000. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities or a combination thereof. Additional funds, however, would be required in the event of delays, cost overruns, launch failure or other adverse developments. Furthermore, if the Company were to exercise its option under the Loral Satellite Contract to purchase and deploy an additional satellite, substantial additional funds would be required. The Company currently does not have sufficient financing commitments to fund all of its capital needs, and there can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, or that it will be able to do so on a timely basis. The AEF Agreements and the indenture (the 'Indenture') governing the Company's outstanding 15% Senior Secured Discount Notes due 2007 (the 'Notes') issued in November 1997 contain, and documents governing any other future indebtedness are likely to contain, provisions that limit the ability of the Company to incur additional indebtedness. The Company has substantial near-term funding requirements related to the construction and launch of its satellites. The Company is committed to make aggregate payments of $275.8 million under the Loral Satellite Contract and $176.0 million under the Arianespace Launch Service Agreement. Under the Loral Satellite Contract, payments are to be made in 22 installments, which commenced in April 1997. Payments due under the Arianespace Launch Service Agreement commenced in November 1997 for the first launch and February 1998 for the second launch. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Funding Requirements.' Failure to secure the necessary financing on a timely basis could result in delays and increases in the cost of satellite construction or launch or other activities necessary to put CD Radio into operation, could cause the Company to default on its commitments to its satellite construction or satellite launch contractors, its creditors or others, could render the Company unable to put CD Radio into operation and could force the Company to discontinue operations or seek a purchaser for its business. The issuance by the Company of additional equity securities could cause substantial dilution of the interest in the Company's current stockholders of the common stock, par value $.001 per share (the 'Common Stock').

POSSIBLE DELAYS AND ADVERSE EFFECT OF DELAY ON FINANCING REQUIREMENTS

     The Company currently expects to begin offering CD Radio in late 1999. The Company's ability to meet that objective will depend on several factors. For both of the two satellites required for the CD Radio service to be launched and in operation by the end of 1999, Loral will be required to deliver the second satellite three months prior to the delivery date specified in the contract, which cannot be assured. Furthermore, the launch of both satellites will have to occur within the early months of the launch periods reserved with Arianespace, which also cannot be assured. A significant delay in the planned development, construction, launch and commencement of operation of the Company's satellites would have a material adverse effect on the Company. Other delays in the development or commencement of commercial operations of CD Radio may also have a material adverse effect on the Company. Any such delays could result from a variety of causes, including delays associated with obtaining additional FCC authorizations, coordinating use of spectrum with Canada and Mexico, inability to obtain necessary financing in a timely manner, delays in or modifications to the design, development, construction or testing of satellites, the National Broadcast Studio or other aspects of the CD Radio system, changes of technical specifications, delay in commercial availability of radio cards, S-band radios or miniature satellite dish antennas, failure of the Company's vendors to perform as anticipated or a delayed or unsuccessful satellite launch or deployment. During any period of delay, the Company would continue to have significant cash requirements, including capital expenditures, administrative and overhead costs, contractual obligations and debt service requirements that could materially increase the aggregate amount of funding required to permit the Company to commence operating CD Radio. Additional financing may not be available on favorable terms or at all during periods of delay. Delay also could cause the Company to be placed at a competitive disadvantage in relation to any competitor that succeeds in beginning operations earlier than the Company.

RELIANCE ON UNPROVEN APPLICATIONS OF TECHNOLOGY

     CD Radio is designed to be broadcast from two satellites in geosynchronous orbit that transmit identical signals to radio cards or S-band radios through miniature satellite dish antennas. This design involves new applications of existing technology which have not been deployed and there can be no assurance that the CD Radio system will work as planned. In addition, radio cards, S-band radios and miniature satellite dish antennas are not currently available. In certain areas with high concentrations of tall buildings and other obstructions, such as large urban areas, or in tunnels, signals from both satellites will be blocked and CD Radio reception will be adversely affected. In urban areas, the Company plans to install terrestrial repeating transmitters to rebroadcast CD Radio; however, certain areas with impediments to satellite line-of-sight may still experience 'dead zones.' Although management believes that the technology developed by the Company will allow the CD Radio system to operate as planned, there can be no assurance that it will do so.

DEPENDENCE UPON SATELLITE AND LAUNCH CONTRACTORS

     The Company's business will depend upon the successful construction and launch of the satellites which will be used to transmit CD Radio. The Company will rely upon its satellite vendor, Loral, for the construction and timely delivery of these satellites. Failure by Loral to deliver functioning satellites in a timely manner could materially adversely affect the Company's business. Although the Loral Satellite Contract provides for certain late delivery penalties, Loral will not be liable for indirect or consequential damages or lost revenues or profits resulting from late delivery or other defaults. Title and risk of loss for the first and second satellites are to pass to the Company at the time of launch. The satellites are warranted to be in accordance with the performance specifications in the Loral Satellite Contract and free from defects in materials and workmanship at the time of delivery, which for the first two satellites will be deemed to occur at the time of arrival of the satellites at the launch base. After delivery, no warranty coverage applies if the satellite is launched.

     The Company is dependent on its satellite launch vendor, Arianespace, for the construction of launch vehicles and the successful launch of the Company's satellites. Failure of Arianespace to launch the satellites in a timely manner could materially adversely affect the Company's business. The Arianespace Launch Service Agreement entitles Arianespace to postpone either of the Company's launches for a variety of reasons, including technical problems, lack of co-passenger(s) for the Company's launch or the need to conduct a replacement launch for another customer, a launch of a scientific satellite whose mission may be degraded by delay, or a launch of another customer's satellite whose launch was postponed. Although the Arianespace Launch Service Agreement provides liquidated damages for delay, depending on the length of the delay, and entitles the Company to terminate the agreement for delay exceeding 12 months, there can be no assurance that these remedies will adequately mitigate any damage to the Company's business caused by launch delays. The liability of Arianespace in the event of a launch failure is limited to providing a replacement launch in the case of a total launch failure or paying an amount based on lost satellite capacity in the case of a partial launch failure.

SATELLITE LAUNCH RISKS

     Satellite launches are subject to significant risks, including launch failure, satellite destruction or damage during launch and failure to achieve proper orbital placement. Launch failure rates may vary depending on the particular launch vehicle and contractor. Although past experience is not necessarily indicative of future performance, Arianespace has advised the Company that as of March 2, 1998, 95 of 100 Arianespace launches (95%) have been completed successfully since May 1984. However, the Ariane 5, the particular launch vehicle intended for the launches of the Company's satellites, has had only two launches, one of which was a failure. In the event of a significant delay in the Ariane 5 program, the Company has the right to request launch on an Ariane 4 launch vehicle. There is no assurance that Arianespace's launches of the Company's satellites will be successful. Satellites also may fail to achieve a proper orbit or be damaged in space. As part of its risk management program, the Company plans to construct a third, backup satellite and to obtain insurance covering a replacement launch to the extent required to cover risks not assumed by Arianespace under the Arianespace Launch Service Agreement. See
' -- Insurance Risks.' The launch of a replacement satellite would delay the commencement or continuation of the Company's commercial operations for a period of at least several months, which could have a material adverse effect on the demand for the Company's services and on its revenues and results of operations.

UNCERTAIN MARKET ACCEPTANCE

     There is currently no satellite radio service such as CD Radio in commercial operation in the United States. As a result, the extent of the potential demand for such a service and the degree to which the Company's proposed service will meet that demand cannot be estimated with certainty, and there can be no assurance that there will be sufficient demand for CD Radio to enable the Company to achieve significant revenues or cash flow or profitable operations. The success of CD Radio in gaining market acceptance will be affected by a number of factors beyond the Company's control, including the willingness of consumers to pay subscription fees to obtain satellite radio broadcasts, the cost, availability and consumer acceptance of radio cards, S-band radios and miniature satellite dish antennas, the marketing and pricing strategies of competitors, the development of alternative technologies or services and general economic conditions.

LIMITED LIFE OF SATELLITES; IN-ORBIT FAILURE

     A number of factors will affect the useful lives of the Company's satellites, including the quality of construction, the expected gradual environmental degradation of solar panels, the amount of fuel on board and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite. In rare cases, satellites could also be damaged or destroyed by electrostatic storms or collisions with other objects in space. If the Company is required to launch the spare satellite, due to failure of the launch or in-orbit failure of one of the operational satellites, its operational timetable would be delayed for approximately six months or more. The launch or in-orbit failure of two satellites would require the Company to arrange for additional satellites to be built and could delay the commencement or continuation of the Company's operations for three years or more. The Company's satellites are expected to have useful lives of approximately 15 years, after which their performance in delivering CD Radio is expected to deteriorate. There can be no assurance, however, of the specific longevity of any particular satellite. The Company's operating results would be adversely affected in the event the useful life of its initial satellites is significantly shorter than 15 years.

INSURANCE RISKS

     Pursuant to the Loral Satellite Contract and the Arianespace Launch Service Agreement, the Company is the beneficiary of certain limited warranties with respect to the services provided under each agreement. However, these limited warranties do not cover a substantial portion of the risks inherent in satellite launches or in-orbit operations, and the Company will have to obtain insurance to adequately protect against such risks.

     The Arianespace Launch Service Agreement contains a provision entitling the Company to a replacement launch in the event of a launch failure caused by the launch vehicle used to launch the Company's satellites. In such event, the Company would utilize the spare satellite that it is having constructed. Thus, the Company does not intend to purchase additional insurance for launch failure of the launch vehicle. The Company intends to insure against other contingencies, including a failure during launch caused by factors other than the launch vehicle and/or a failure involving the second or third satellite in a situation in which the spare satellite has been used to replace the first or second satellite. Any adverse change in insurance market conditions may result in an increase, which may be substantial, in the insurance premiums paid by the Company. There is no assurance that launch insurance will be available or, if available, that it can be obtained at a cost or on terms acceptable to the Company.

     If the launch of either of the Company's two satellites is a full or partial failure or if, following launch, either of the satellites does not perform to specifications, there may be circumstances in which insurance will not fully reimburse the Company for its expenditures with respect to the applicable satellite. In addition, the Company has not acquired insurance that would reimburse the Company for business interruption, loss of business and similar losses which might arise from such events or from delay in the launch of either of the satellites. Any insurance obtained by the Company also will likely contain certain exclusions and material change conditions that are customary in the industry.

RISK ASSOCIATED WITH CHANGING TECHNOLOGY

     The industry in which the Company operates is characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by the Company will not become obsolete, or that its services will be in demand at the time they are offered. The Company will be dependent upon technologies developed by third parties to implement key aspects of its proposed system, and there can be no assurance that more advanced technologies will be available to the Company on a timely basis or on reasonable terms or that more advanced technologies will be used by the Company's competitors and that such technologies will be available to the Company. In addition, unforeseen problems in the development of the Company's satellite radio broadcasting system may occur that could adversely affect performance, cost or timely implementation of the system and could have a material adverse effect on the Company.

UNAVAILABILITY OF RADIO CARDS, S-BAND RADIOS OR MINIATURE SATELLITE DISH
ANTENNAS

     The Company's business strategy requires that subscribers to CD Radio purchase radio cards or S-band radios as well as the associated miniature satellite dish antennas in order to receive the service. Neither the radio cards, S-band radios nor miniature satellite dish antennas currently are available, and the Company is unaware of any manufacturer currently developing such products. The Company does not intend to manufacture or distribute radio cards, S-band radios or miniature satellite dish antennas. The Company has entered into non-binding memoranda of understanding with two major consumer electronics manufacturers, and has commenced discussions with several other such manufacturers, regarding the manufacture of radio cards, S-band radios and miniature satellite dish antennas for retail sale in the United States. The Company currently intends to select one manufacturer for each of these products on an exclusive basis for the first year of CD Radio broadcasts. There can be no assurance, however, that these discussions or memoranda of understanding will result in a binding commitment on the part of any manufacturer to produce radio cards, S-band radios and miniature satellite dish antennas in a timely manner and at an affordable price so as to permit the widespread introduction of CD Radio in accordance with the Company's business plan or that sufficient quantities of radio cards, S-band radios and miniature satellite dish antennas will be available to meet anticipated consumer demand. The failure to have one or more consumer electronics manufacturers develop these products for commercial sale in a timely manner, at an affordable price and with mass market nationwide distribution would have a material adverse effect on the Company's business. In addition, the FCC, in its order granting the FCC License, conditioned the Company's license on certification by the Company that its final receiver design is interoperable with respect to the final receiver design of the other licensee, which has proposed to use a different transmission technology from that of the Company. The Company believes that it can design an interoperable receiver, but there can be no assurance that this effort will be successful or result in a commercially feasible receiver.

NEED TO OBTAIN RIGHTS TO PROGRAMMING

     In connection with its music programming, the Company will be required to negotiate and enter into royalty arrangements with performing rights societies, such as The American Society of Composers, Authors and Publishers, Broadcast Music, Inc. and SESAC, Inc. These organizations collect royalties and distribute them to songwriters and music publishers. Copyright users negotiate a fee with these organizations based on a percentage of advertising and/or subscription revenues. Broadcasters currently pay a combined total of approximately 3% of their revenues to the performing rights societies. The Company also will be required to negotiate similar arrangements, pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the 'Digital Recordings Act'), with the owners of the sound recordings. The determination of certain royalty arrangements with the owners of sound recordings under the Digital Recordings Act currently are subject to arbitration proceedings. The Company believes that it will be able to negotiate royalty arrangements with these organizations and the owners of sound recordings, but there can be no assurance as to the terms of any such royalty arrangements ultimately negotiated or established by arbitration.

DEVELOPMENT OF BUSINESS AND MANAGEMENT OF GROWTH

     The Company has not yet commenced CD Radio broadcasts. The Company expects to experience significant and rapid growth in the scope and complexity of its business as it proceeds with the development of its satellite radio system and the commencement of CD Radio. Currently, the Company has only fourteen employees and does not have sufficient staff to program its broadcast service, manage operations, control the operation of its satellites, handle sales and marketing efforts or perform finance and accounting functions. Although the Company has recently retained experienced executives in several of these areas, the Company will be required to hire a broad range of additional personnel before its planned service begins commercial operations. Growth, including the creation of a management infrastructure and staffing, is likely to place a substantial strain on the Company's management and operational resources. The failure to develop and implement effective systems or to hire and train sufficient personnel for the performance of all of the functions necessary to the effective provision of its service and management of its subscriber base and business, and the failure to manage growth effectively, would have a material adverse effect on the Company.

CONTINUING OVERSIGHT BY THE FCC

     In order to offer CD Radio, the Company was required to obtain a license from the FCC to launch and operate its satellites. The Company was a winning bidder in the April 1997 FCC auction for an FCC License to build, launch and operate a national satellite radio broadcast service and the FCC's International Bureau issued such a license to the Company on October 10, 1997. Although the FCC License is effective immediately, for a period of 30 days following the grant of the FCC License certain parties could petition either the International Bureau or the full FCC to reconsider the decision to grant the FCC License to the Company. An application for review by the full Commission was filed by one of the low-bidding applicants in the auction. This petition requests, among other things, that the Commission adopt restrictions on foreign ownership, which were not applied in the IB Order, and, on the basis of the Company's ownership, overrule the IB Order. If this petition is denied, the complaining party may file an appeal with the U.S. Court of Appeals, which must find that the decision of the FCC was not supported by substantial evidence, or was arbitrary, capricious or unlawful in order to overturn the grant of the Company's FCC License. Although the Company believes the FCC will uphold the IB Order, the Company cannot predict the ultimate outcome of any proceedings relating to this petition or any other proceedings that may be filed.

     In order to ensure compliance with the transfer of control rule restrictions contained in the Communications Act, any future assignments or transfers of control of the Company's license must be approved by the FCC. There can be no assurance that the FCC would approve any such transfer or assignment.

     The term of the FCC License with respect to each satellite is eight years, commencing from the date each satellite is declared operational after having been inserted into orbit. Upon the expiration of the term with respect to each satellite, the Company will be required to apply for a renewal of the relevant license. Although the Company believes that the FCC will grant such renewals absent significant misconduct on the part of the Company, there can be no assurance that such renewals in fact will be obtained.

     The CD Radio system is designed to permit CD Radio to be received by motorists in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of the Company's satellites. However, in certain areas with high concentrations of tall buildings, such as urban cores, or in tunnels, signals from both satellites will be blocked and reception will be adversely affected. Therefore, the Company plans to install terrestrial repeating transmitters to rebroadcast CD Radio in certain areas. The FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters. The Company cannot predict the outcome of this process. In addition, in connection with the installation and operation of the terrestrial repeating transmitters, the Company will need to obtain the rights to use the roofs of certain structures where the repeating transmitters will be installed. There can be no assurance that the Company can obtain such roof rights on acceptable terms or in appropriate locations for the operation of CD Radio. Also, the FCC Licensing Rules (as defined herein) require that the Company complete frequency coordination with Canada and Mexico. With respect to Mexico, this obligation could be complicated by that country's plan to license a similar satellite radio service on the same frequencies as licensed for use by the Company in the United States. There can be no assurance that the Company will be able to coordinate use of this spectrum or will be able to do so in a timely manner.

     Changes in law, FCC regulations or international agreements relating to communications policy generally or to matters relating specifically to the services to be offered by the Company could affect the Company's ability to retain the FCC License and obtain or retain other approvals required to provide CD Radio or the manner in which CD Radio would be offered or regulated.

     The IB Order determined that as a private carrier, the Company is not subject to the current provisions of the Communications Act restricting ownership in the Company by non-U.S. private citizens or organizations. The Executive Branch of the U.S. government has expressed interest in changing this policy, which could lead to restrictions on foreign ownership of the Company's shares in the future. The IB Order stated that its finding that the Company is not subject to the foreign ownership restrictions of the Communications Act is subject to being revisited in a future proceeding The pending application for review of the IB Order brings the question of foreign ownership restrictions before the full FCC.

     The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees. The Company cannot predict whether the FCC will impose public service obligations or the impact that any such obligations, if imposed, would have on the Company.

     The foregoing discussion reflects the application of current communications law, FCC regulations and international agreements to the Company's proposed service in the United States. Changes in law, regulations or international agreements relating to communications policy generally or to matters affecting specifically the services proposed by the Company could adversely affect the Company's ability to retain the FCC License and obtain or retain other approvals required to provide CD Radio or the manner in which the Company's proposed service would be regulated. Further, actions of the FCC are subject to judicial review and there can be no assurance that if challenged, such actions would be upheld.

DEPENDENCE ON KEY PERSONNEL

     The Company is highly dependent on the services of David Margolese, Chairman and Chief Executive Officer, who is responsible for the Company's operations and strategic planning. The loss of the services of Mr. Margolese could have a material adverse effect upon the business and prospects of the Company.

RISK OF SIGNAL THEFT

     The CD Radio signal, like all broadcasts, is subject to the risk of piracy. Although the Company plans to use encryption technology to mitigate signal theft, the Company does not believe that any such technology is infallible. Accordingly, there can be no assurance that theft of the CD Radio signal will not occur. Signal theft, if widespread, could have a material adverse effect on the Company.

COMPETITION

     The Company will be seeking market acceptance of its proposed service in a new, untested market and will compete with established conventional radio stations, which do not charge subscription fees or require the purchase of radio cards or S-band radios and associated miniature satellite dish antennas to receive their services. Many radio stations also offer information programming of a local nature such as local news or traffic reports which the Company will be unable to offer. In addition, the Company expects that, within several years, some traditional FM radio broadcasting stations will begin to transmit digital quality signals. The Company also expects to compete directly with AMRC, a subsidiary of AMSC, which is the holder of the other FCC License. AMSC, which is owned in part by the Hughes Electronics Corporation subsidiary of General Motors Corporation, has financial, management and technical resources that exceed those of the Company. In addition, the FCC could grant new licenses which would enable further competition to broadcast satellite radio. Finally, there are many portions of the electromagnetic spectrum that are currently licensed for other uses and certain other portions for which licenses have been granted by the FCC without restriction as to use, and there can be no assurance that these portions of the spectrum could not be utilized for satellite radio broadcasting in the future. Although any such licensees would face cost and competition barriers, there can be no assurance that there will not be an increase in the number of competitors in the satellite radio industry or any assurance that one or more competitors will not design a satellite radio broadcast system that is superior to the Company's system, either of which events could have a material adverse effect on the Company.

UNCERTAIN PATENT PROTECTION

     The Company has been granted certain U.S. patents covering various features of satellite radio technology including, among other features, signal diversity and memory reception. There can be no certainty that the Company's system or products will be covered by the Company's patents. If the

Company's system or products are not covered by the Company's patents, others may duplicate the Company's system or products without liability to the Company. In addition, there can be no assurance that the Company's U.S. patents will not be challenged, invalidated or circumvented by others. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or may occur to determine the scope and validity of other parties' proprietary rights, and there can be no assurance of success in any such litigation. There can be no assurance that there are no patents, or pending patent applications which will later mature into patents, or inventions developed earlier which will later mature into patents, of others which may block the Company's ability to operate its system or license its technology. The earliest of the Company's patents is due to expire, upon payment of all necessary fees, on April 10, 2012.

ITEM 2. PROPERTIES

     The Company's executive offices are located at Sixth Floor, 2175 K Street, N.W., Washington, D.C. 20037, and are leased pursuant to a lease agreement that will expire on October 31, 1998.

     The Company has reached an agreement in principle on the significant economic terms of a 15-year lease for an aggregate of approximately 100,000 square feet of class A office space in New York City to serve as the future location of its executive offices and National Broadcast Studio. The Company anticipates entering into a definitive lease in April 1998. Occupancy of the space is expected in March 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 23, 1997, the Company mailed stockholders a notice of proposed amendments (the 'Proposed Amendment') to the Certificate of Designations of the Company's 5% Preferred Stock and solicited their consent to the Proposed Amendment pursuant to an accompanying Consent Solicitation Statement (the 'Consent Solicitation'). The Proposed Amendment would allow the Company (i) to redeem the 5% Preferred Stock (to the extent not previously converted) in whole or in part upon the sale of any equity or debt securities in one or more offerings occurring after the initial issuance of the 5% Preferred Stock and on or prior to December 30, 1997 for gross proceeds in an aggregate cash amount of not less than $100 million, and (ii) to amend certain of the provisions of the Certificate of Designations relating to the delivery of a notice of redemption in connection therewith. The Proposed Amendments did not affect any rights of the Company's Common Stock.

     The Company received the written consent to the Proposed Amendment of stockholders representing (i) more than 50% of the total voting power of the Company, (ii) 62.4% of the voting power associated with the Common Stock of the Company and (iii) 57.2% of the voting power associated with the 5% Preferred Stock, and the Proposed Amendment was adopted.

ITEM 4a. EXECUTIVE OFFICERS

     The following persons are the executive officers of the Company.

NAME                            AGE   POSITION(S) WITH COMPANY
-----------------------------   ---   ------------------------------------------------------------------------
David Margolese..............   40    Chairman and Chief Executive Officer
Robert D. Briskman...........   65    Executive Vice President, Engineering and Operations
Andrew J. Greenebaum.........   35    Executive Vice President and Chief Financial Officer
Keno V. Thomas...............   40    Executive Vice President, Marketing
Joseph S. Capobianco.........   48    Executive Vice President, Content
Lawrence F. Gilberti.........   47    Secretary

     Set forth below is certain information with respect to the executive officers of the Company.

     DAVID MARGOLESE. Mr. Margolese has served as the Company's Chairman since August 1993, as Chief Executive Officer since November 1992 and as a director since August 1991. Prior to his involvement with the Company, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, and Canadian Telecom Inc., a radio paging company. He served as a Vice President of Cantel from 1982 to 1984 and as President of Canadian Telecom from 1980 until its sale in 1987. Cantel was acquired by Rogers Communications Inc. in 1989.

     ROBERT D. BRISKMAN. Mr. Briskman is CD Radio's co-founder and has served as Executive Vice President, Engineering and Operations and as a director since October 1991. Mr. Briskman is one of the world's leading satellite engineering authorities, and has overseen the design, development and launch of numerous major satellite systems. During his twenty-two year career at COMSAT, he was responsible for the engineering and implementation of satellite systems for both COMSAT and various nations (PALAPA, ITALSAT, MORELOS, ARABSAT, CHINASAT, among others) that contracted with COMSAT for turnkey satellite programs. Mr. Briskman was one of the early engineers hired at NASA in 1959, and received the APOLLO Achievement Award for the design and implementation of the Unified S-Band System. He is a past chairman of the IEEE Standards Board, past president of the Aerospace and Electronics Systems Society and served on the industry advisory council to NASA. He is the Telecommunications Editor of McGraw Hill's Encyclopedia of Science and Technology and is a recipient of the IEEE Centennial Medal.

     ANDREW J. GREENEBAUM. Mr. Greenebaum has served as Executive Vice President and Chief Financial Officer of the Company since August 1997. From August 1989 to August 1997, he held a variety of senior management positions with The Walt Disney Company. From March 1996 to August 1997, Mr. Greenebaum was Vice President, Corporate Finance in charge of corporate and project finance. From May 1995 to March 1996, he was Director, Strategic Planning. From October 1992 to May 1995, he was Director, Corporate Finance and from April 1991 to October 1992, he was Manager, Corporate Finance. From August 1989 to April 1991, he was a Senior Treasury Analyst. Prior to Disney, Mr. Greenebaum was an investment banker with L.F. Rothschild.

     KENO V. THOMAS. Mr. Thomas has served as Executive Vice President, Marketing of the Company since April 1997. From July 1995 to April 1997, he was an independent management consultant to the media and entertainment industry. From January 1994 to July 1995, Mr. Thomas was Executive Vice President, Marketing at DMX Inc., a cable radio company. From February 1992 to January 1994, he served as Vice President of Programming at DIRECTV, a satellite television company. From December 1986 to February 1992, he held senior management positions, including Vice President, International at ESPN Enterprises, Inc., a cable television sports network. From May 1982 to December 1986, he held senior management positions, including Vice President, Marketing at Times Mirror Cable, an operator of cable televisions systems and a subsidiary of the Times Mirror Company.

     JOSEPH S. CAPOBIANCO. Mr. Capobianco has served as Executive Vice President, Content of the Company since April 1997. From 1981 to April 1997, he was an independent consultant providing programming, production, marketing and strategic planning consulting services to media and entertainment companies, including Home Box Office, a cable television service and a subsidiary of

Time Warner Entertainment Company, L.P., and the ABC Radio Networks. From May 1990 to February 1995, he served as Vice President of Programming at Music Choice, which operates a 40-channel music service available to subscribers to DIRECTV, and is partially owned by Warner Music Group Inc., Sony Entertainment Inc. and EMI.

     LAWRENCE F. GILBERTI. Mr. Gilberti was elected Secretary of the Company in November 1992 and has served as a director since September 1993. Since December 1992, he has been the Secretary and sole director of, and from December 1992 to September 1994 was the President of, Satellite CD Radio, Inc. Mr. Gilberti has been a partner in the law firm of Fischbein Badillo Wagner Harding since August 1994, and has provided legal services to the Company since 1992. From 1987 to August 1994, Mr. Gilberti was an attorney with the law firm of Goodman Phillips & Vineberg.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     The Common Stock began trading on the Nasdaq SmallCap Market on September 13, 1994. Since October 24, 1997 the Company's Common Stock has traded on the Nasdaq National Market under the symbol 'CDRD'. The following table sets forth the high and low closing bid price for the Common Stock, as reported by Nasdaq, for the periods indicated below. The prices set forth below for periods prior to October 24, 1997 reflect interdealer quotations, without retail markups, markdowns, fees or commissions and do not necessarily reflect actual transactions.

                                                                                            HIGH     LOW
                                                                                            ----     ---
Year Ended December 31, 1997
     First Quarter.......................................................................     8       3 9/16
     Second Quarter......................................................................    20 1/4   10 3/4
     Third Quarter.......................................................................    20       14
     Fourth Quarter......................................................................    24 5/8   16 5/8

Year Ended December 31, 1996
     First Quarter.......................................................................     9 1/8    2 15/16
     Second Quarter......................................................................    13 3/4    7 1/8
     Third Quarter.......................................................................     9 5/8    6 3/4
     Fourth Quarter......................................................................     8 1/2    3 7/16

     On March 2, 1998, the closing bid price of the Company's Common Stock on Nasdaq was $15 7/8 per share. On March 2, 1998, there were approximately 133 record holders and approximately 4,855 beneficial owners of the Company's Common Stock. The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The AEF Agreements and the Indenture contain provisions that limit the Company's ability to pay dividends on the Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the Company set forth below with respect to the statements of operations for the years ended December 31, 1995, 1996 and 1997 and with respect to the balance sheets at December 31, 1996 and 1997 are derived from the consolidated financial statements of the Company, audited by Coopers & Lybrand L.L.P., independent accountants, included in Item 8 of this report. The selected consolidated financial data for the Company with respect to the balance sheets at December 31, 1993, 1994, and 1995 and with respect to the statement of operations data for the years ended December 31, 1993 and 1994, are derived from audited consolidated financial statements of the Company, which are not included herein. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included in Item 7 of this Annual Report on Form 10-K.

                          STATEMENT OF OPERATIONS DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                           1993        1994        1995        1996        1997
                                                          -------    --------    --------    --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues.....................................   $ --       $  --       $  --       $  --       $  --
Net loss...............................................   $(6,568)   $ (4,065)   $ (2,107)   $ (2,831)   $ (4,737)
Net loss per share (basic and diluted).................   $  (.79)   $   (.48)   $   (.23)   $   (.29)   $   (.41)
Weighted average common shares (basic and diluted)
  outstanding..........................................     8,284       8,398       9,224       9,642      11,626

                               BALANCE SHEET DATA

                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                           1993        1994        1995        1996        1997
                                                          -------    --------    --------    --------    --------
                                                                              (IN THOUSANDS)
Cash and cash equivalents..............................   $   777    $  3,400    $  1,800    $  4,584    $170,381
Working capital (deficit)..............................   $  (250)   $  2,908    $  1,741    $  4,442    $170,894
Total assets...........................................   $ 1,663    $  3,971    $  2,334    $  5,065    $323,807
Deficit accumulated during the development stage.......   $(9,533)   $(13,598)   $(15,705)   $(18,536)   $(23,273)
Stockholders' equity(1)................................   $   505    $  3,431    $  1,991    $  4,898    $ 79,430

------------

(1) No cash dividends were declared or paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under 'Business -- Risk Factors' and elsewhere herein. See 'Special Note Regarding Forward-Looking Statements.'

OVERVIEW

     The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of three satellites, acquisition of content for its programming, strategic planning, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cashflow from operations will not be generated until late 2000 at the earliest. In addition, the Company will require substantial additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

     Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be approximately $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, the Company expects to derive additional revenues from providers of sports, news and talk programming for providing national distribution of their programming to CD Radio subscribers or from directly selling or bartering advertising time on the Company's sports, news and talk channels. To receive CD Radio, subscribers will need to purchase a radio card or S-band radio together with the associated miniature satellite dish antenna. The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and miniature satellite dish antennas, the Company expects to license its technology to manufacturers at no charge.

     The Company expects that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of the satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. The Company expects that the number of its employees will increase from 14 to approximately 130 by the time it commences commercial operations.

     In addition to funding initial operating losses, the Company will require funds for working capital, interest and financing costs on borrowings and capital expenditures. The Company's interest expense will increase significantly as a result of the public offering of Units (the 'Units') consisting of the Company's Notes and warrants (the 'Warrants') to purchase additional Notes. However, a substantial portion of this indebtedness will not require cash payments of interest and principal for some time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     The Company recorded net losses of $4,737,000 ($.41 per share) and $2,831,000 ($.29 per share) for the years ended December 31, 1997 and 1996, respectively. The Company's total operating expenses were $6,865,000 and $2,930,000 for the years ended December 31, 1997 and 1996, respectively.

     Legal, consulting and regulatory fees increased for the year ended December 31, 1997 to $3,236,000 from $1,582,000 for the year ended December 31, 1996.
These levels of expenditures are the result of increased activity since winning the FCC License in April 1997, and in connection with the Company's public offerings of Common Stock and Units and the Exchange Offer.

     Research and development costs were $57,000 and $117,000 for the years ended December 31, 1997 and 1996, respectively. The Company completed the majority of such activities in 1994.

     Other general and administrative expenses increased for the year ended December 31, 1997 to $3,572,000 from $1,231,000 for the year ended December 31, 1996. General and administrative expenses are expected to continue to increase as the Company continues to develop its business. The Company also incurred a non-cash charge of $448,125 for the year ended December 31, 1997, attributable to the recognition of compensation expense in connection with stock options issued to an officer of the Company.

     The increase in interest income to $4,074,000 for the year ended December 31, 1997, from $113,000 in the year ended December 31, 1996, was the result of a higher average cash balance during 1997. The cash and cash equivalents on hand were primarily obtained from several debt and equity offerings in 1997.

     Interest expense increased for the year ended December 31, 1997 to $1,946,000 from $13,000 for the year ended December 31, 1996. The increase is the result of the issuance of the Units in November 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

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

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The 'year 2000' problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to '00.' The issue is whether the computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is in the process of working with its suppliers to identify, modify or upgrade relevant systems which are not currently year 2000-compliant and to ensure that systems under development will be year 2000 compliant. The Company believes that the cost of completing the modifications necessary to become year 2000-compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to year 2000 problems, or identify year 2000 problems of suppliers that affect the Company's business. There can be no assurance that the Company's estimate of the cost of systems preparation for year 2000 compliance ultimately will prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of approximately $171,039,000 compared to $4,442,000 at December 31, 1996. The increase in working capital was primarily the result of remaining cash proceeds from several debt and equity offerings in 1997.

FUNDING REQUIREMENTS

     The Company is a development stage company and as such will continue to require substantial amounts of continued outside financing to acquire and develop its assets and commence commercial operations. The Company estimates that it will require approximately $648.5 million to develop and commence commercial operation of CD Radio by the end of 1999. Of this amount, the Company has raised approximately $446.4 million, leaving anticipated additional cash needs of approximately $202.1 million to fund its operations through 1999. The Company anticipates additional cash requirements of approximately $100.0 million to fund its operations through the year 2000. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities, or a combination thereof. Furthermore, if the Company were to exercise its option under the Loral Satellite Contract to purchase and deploy an additional satellite, substantial additional funds would be required.

     In April 1997, the Company was the winning bidder in an FCC auction for one of two FCC Licenses with a winning bid of $83.3 million, of which $16.7 million was paid as a deposit. The Company paid the balance due the FCC in October 1997 and was awarded the FCC License on October 10, 1997.

     To build and launch the satellites necessary for the operations of CD Radio, the Company has entered into the Loral Satellite Contract and the Arianespace Launch Service Agreement. The Loral Satellite Contract provides for Loral to construct for the Company three satellites, two of which the Company intends to launch and the third of which will be kept in reserve as a spare, and for an option to be granted to the Company to purchase a fourth satellite. Under the Arianespace Launch Service Agreement, Arianespace has agreed to launch two of the Company's satellites into orbit. The Company is committed to make aggregate payments of $275.8 million under the Loral Satellite Contract and of $176.0 million under the Arianespace Launch Service Agreement. As of December 31, 1997 the Company has made aggregate payments of $49.4 million to Loral. Under the Loral Satellite Contract, with the exception of a payment made at the time of the signing of the Loral Satellite Contract in March 1993, payments are to be made in 22 installments commencing in April 1997 and ending in November 2000, the expected delivery date for the third satellite. Approximately half of these payments are contingent on Loral meeting specified milestones in the manufacture of the three satellites. In addition, Loral has agreed to defer a total of $20.4 million of the contract price, which is to be paid in four equal installments of $5.1 million commencing November 2001 until March 2003, subject to the completion of certain milestones. Amounts due under the Arianespace Launch Service Agreement, except for payments made for each of the two launches prior to the execution of the Arianespace

Launch Service Agreement, are payable on various dates between November 1997 and July 1999 for the first launch, and, for the second launch, are payable on various dates between February 1998 and the earlier of October 1999 or ten days prior to the second launch. As of December 31, 1997, the Company had made payments of $6.4 million to Arianespace.

     The Company also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. The Company's interest expense will increase significantly as a result of its financing plan; however, a substantial portion of its planned indebtedness will not require cash payments of interest and principal for some time. The Notes do not require cash payments until June 2003. Interest on funds borrowed by the Company under the AEF Agreements is deferred until repayment of such amounts. The Company believes that its working capital at December 31, 1997 is sufficient to fund planned operations and construction of its satellite system through the first quarter of 1999.

SOURCES OF FUNDING

     To date the Company has funded its capital needs through the issuance of debt and equity. As of December 31, 1997, the Company had received a total of $221.5 million in equity capital. A significant portion of the Company's equity capital was received in 1997 as a result of the Company's issuance of 5,400,000 shares of 5% Preferred Stock and 4,955,488 shares of Common Stock resulting in net proceeds of $120.5 and $70.8 respectively. 1,905,488 shares of Common Stock were sold to Loral in August, 1997 and 3,050,000 shares of Common Stock were sold to the public in November, 1997. In November 1997, the Company exchanged 1,846,799 shares of its newly issued 10 1/2% Series C Convertible Preferred Stock for all of the outstanding shares of 5% Preferred Stock. The Company received no proceeds from the Exchange Offer.

     In November 1997, the Company received net proceeds of $116,335,045 from the issuance of 12,910 Units, each Unit consisting of $20,000 aggregate principal amount at maturity of Notes and a Warrant to purchase additional Notes with an aggregate principal amount at maturity of $3,000. All warrants were exercised in 1997. The aggregate value at maturity of the Notes originally issued and Notes resulting from the exercise of Warrants is $258,200,000 and $38,730,000, respectively. The Notes mature on November 15, 2007 with the first cash interest payment due in June 2003. The Indenture under which the Notes were issued contains certain limitations on the Company's ability to incur additional indebtedness. The Notes are secured by a pledge of the stock of Satellite CD Radio, Inc., the subsidiary of the Company that holds the Company's FCC License.

     On July 22, 1997, the Company entered into two loan agreements (collectively, the 'AEF Agreements') with AEF, a subsidiary of Arianespace, to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the 'Tranche A Loans'). The Company has the opportunity, upon satisfying a variety of conditions specified in the AEF Agreements, to convert up to $80 million of the Tranche A loans into term loans (the 'Tranche B Loans'). If not converted, or the Company is unable to comply with the terms and covenants of the Tranche B Loans, the Company will be required to repay the loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date, which will be prior to the time CD Radio commences commercial operations. There can be no assurance that the Company will have sufficient funds to make such repayment. As of December 31, 1997, the Company had borrowed approximately $4.5 million under the AEF Agreements.

     The AEF Agreements impose certain restrictions on the Company's ability to incur additional indebtedness, make investments or permit liens on certain assets of the Company, other than liens in favor of AEF. If AEF determines that the Tranche A Loans are eligible for conversion into Tranche B Loans, the Company will also be subject to provisions restricting its ability to change its capital structure or organizational documents or to merge, consolidate or combine with another entity. If the Tranche A Loans are converted, the Company's obligations to AEF will be secured by a lien on specified assets of the Company, including the satellites and, to the extent permitted by applicable law, the FCC License.

In addition, the Indenture permits indebtedness under the AEF Agreements to be secured on a pari passu basis with the Notes by a first priority security interest in the stock (the 'Pledged Stock') of Satellite CD Radio, Inc.

     Pursuant to a Multiparty Agreement among the Company, AEF and Arianespace in connection with the AEF Agreements, if the Company is unable to obtain sufficient financing to complete the construction and launch of the satellites, or if the Company terminates the Arianespace Launch Service Agreement, the Company will be required to pay Arianespace a termination fee ranging from 5% to 40% of the launch services price, based on the proximity of the date of termination to the scheduled launch date. The termination fee will be payable prior to the time the Company commences commercial operations and there can be no assurance that the Company will have sufficient funds to pay this fee.

     The Loral Satellite Contract provides for payments to be made in installments commencing in April 1997 and ending in November 2000, subject to achievement by Loral of certain milestones in the manufacture of the satellites. Loral has agreed to defer payment of $20.4 million from two milestone payments due in June and September of 1998. The deferred amount will be paid in four installments of $5.1 million, with the first payment to be made 27 months after the delivery of the first satellite, the second payment to be made 27 months after delivery of the second satellite, the third payment to be made one year after the first payment date and the fourth payment to be one year after the second payment date.

     In the event of a satellite or launch failure, the Company will be required to pay Loral the full deferred amount for the affected satellite no later than 120 days after the date of the failure. If the Company should elect to put a satellite into ground storage, rather than having it shipped to the launch site, the full deferred amount for the affected satellite will become due within 60 days of such election.

     As a condition to the deferred payments, the Company has agreed to provide Loral a security interest in properties and assets of the Company and its subsidiaries, of substantially the same nature and quality, and of substantially equivalent value relative to the amount of the secured obligations, and on the same terms and conditions, as the Company has provided or may provide to any other party under any and all of its loan, credit and other similar agreements. There currently is no such security interest. The Indenture permits indebtedness under the Loral Satellite Contract to be secured on a pari passu basis with the Notes by a first priority security interest in the Pledged Stock.

     The Company expects it will require an additional $202.1 million in financing through 1999. However, there can be no assurance that the Company's actual cash requirements will not increase. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that it will be able to do so in a timely fashion. The AEF Agreements and the Indenture contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting the ability of the Company to incur additional indebtedness. The issuance by the Company of additional equity securities could cause substantial dilution of the interest in the Company of the Company's current stockholders. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

     The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required in the event of delay, cost overruns, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow or to meet unanticipated expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants............................................................................    32

Consolidated Balance Sheets as of December 31, 1996 and 1997.................................................    33

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997, and
  for the period May 17, 1990 (date of inception) to December 31, 1997.......................................    34

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31,
  1997 and for the period May 17, 1990 (date of inception) to December 31, 1997..............................    35

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997 and
  for the period May 17, 1990 (date of inception) to December 31, 1997.......................................    37

Notes to Consolidated Financial Statements...................................................................    38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
CD RADIO INC.

     We have audited the accompanying consolidated balance sheets of CD Radio Inc. and subsidiary (A Development Stage Enterprise) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period May 17, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CD Radio Inc. and subsidiary as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period May 17, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

McLean, VA
March 3, 1998

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1996            1997
                                                                                    ------------    ------------

                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................   $  4,583,562    $170,381,220
     Prepaid expense and other...................................................          9,368         928,068
                                                                                    ------------    ------------
          Total current assets...................................................      4,592,930     171,309,288
                                                                                    ------------    ------------
Property and equipment, at cost:
     Satellite construction in process...........................................        --           49,400,000
     Launch construction in process..............................................        --           10,884,804
     Technical equipment.........................................................        254,200         254,200
     Office equipment and other..................................................         89,220          96,345
     Demonstration equipment.....................................................         38,664          38,664
                                                                                    ------------    ------------
                                                                                         382,084      60,674,013
     Less accumulated depreciation...............................................       (213,344)       (243,031)
                                                                                    ------------    ------------
                                                                                         168,740      60,430,982
Other Assets:
     FCC license.................................................................        --           83,346,000
     Debt issue cost, net........................................................        --            8,617,398
     Deposits....................................................................        303,793         103,793
                                                                                    ------------    ------------
          Total other assets.....................................................        303,793      92,067,191
                                                                                    ------------    ------------
          Total assets...........................................................   $  5,065,463    $323,807,461
                                                                                    ------------    ------------
                                                                                    ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.......................................   $    131,118    $    401,147
     Other.......................................................................         20,174          14,356
                                                                                    ------------    ------------
          Total current liabilities..............................................        151,292         415,503
Notes payable and accrued interest...............................................        --          131,364,073
Dividends payable................................................................        --            2,337,592
Deferred rent and accrued interest...............................................         15,795          22,537
                                                                                    ------------    ------------
          Total liabilities......................................................        167,087     134,139,705
                                                                                    ------------    ------------
Commitments and contingencies:
10.5% Series C Convertible Preferred Stock, no par value: 2,000,000 shares authorized, 1,846,799 shares issued and outstanding at December 31, 1997
  (liquidation preference of $184,679,900), at net carrying value................        --          110,237,336
Stockholders' equity:
     Preferred stock, $0.001 par value, 50,000,000 shares authorized; 8,000,000 shares designated as 5% Delayed Convertible Preferred Stock; none issued
       or outstanding............................................................        --              --
     Common stock, $0.001 par value; 200,000,000 shares authorized; 10,300,391 and 16,048,691 shares issued and outstanding as of December 31, 1996 and
       1997, respectively........................................................         10,300          16,049
     Additional paid-in capital..................................................     23,423,936     102,687,033
     Deficit accumulated during the development stage............................    (18,535,860)    (23,272,662)
                                                                                    ------------    ------------
          Total stockholders' equity.............................................      4,898,376      79,430,420
                                                                                    ------------    ------------

          Total liabilities and stockholders' equity.............................   $  5,065,463    $323,807,461
                                                                                    ------------    ------------
                                                                                    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  CUMULATIVE FOR
                                                                                                    THE PERIOD
                                                                                                   MAY 17, 1990
                                                       FOR THE YEARS ENDED DECEMBER 31,         (DATE OF INCEPTION)
                                                  ------------------------------------------      TO DECEMBER 31,
                                                     1995           1996            1997               1997
                                                  -----------    -----------    ------------    -------------------

Revenue........................................   $   --         $   --         $    --            $   --
Expenses:
     Legal, consulting and regulatory fees.....     1,045,562      1,582,091       3,236,444          10,485,408
     Other general and administrative..........     1,062,343      1,230,748       3,571,578          11,104,341
     Research and development..................       122,210        117,299          56,626           1,972,981
     Write-off of investment in Sky-Highway
       Radio Corp. ............................       --             --              --                2,000,000
                                                  -----------    -----------    ------------    -------------------
          Total expenses.......................     2,230,115      2,930,138       6,864,648          25,562,730
                                                  -----------    -----------    ------------    -------------------
Other income (expense)
     Interest income...........................       142,549        112,811       4,073,809           4,402,481
     Interest expense..........................       (19,783)       (13,268)     (1,945,963)         (2,112,413)
                                                  -----------    -----------    ------------    -------------------
                                                      122,766         99,543       2,127,846           2,290,068
                                                  -----------    -----------    ------------    -------------------
Net loss.......................................    (2,107,349)    (2,830,595)     (4,736,802)        (23,272,662)
                                                  -----------    -----------    ------------    -------------------
Preferred stock dividend.......................       --             --           (2,337,592)         (2,337,592)
Preferred stock deemed dividend................       --             --          (51,975,000)        (51,975,000)
                                                  -----------    -----------    ------------    -------------------
Net loss applicable to common stockholders.....   $(2,107,349)   $(2,830,595)   $(59,049,394)      $ (77,585,254)
                                                  -----------    -----------    ------------    -------------------
                                                  -----------    -----------    ------------    -------------------
Per common share (basic and diluted):
     Net loss before preferred stock dividend
       requirements............................     $(0.23)        $(0.29)        $(0.41)
     Preferred stock dividend requirements.....       --             --            (4.67)
                                                  -----------    -----------    ------------
Net loss applicable to common stockholders.....     $(0.23)        $(0.29)        $(5.08)
                                                  -----------    -----------    ------------
                                                  -----------    -----------    ------------
Weighted average common shares outstanding
  (basic and diluted)..........................     9,224,431      9,642,048      11,625,834
                                                  -----------    -----------    ------------
                                                  -----------    -----------    ------------

   The accompanying notes are an integral part of these financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                COMMON STOCK
                                           --------------------------------------------------------------------------------------
                                                                           CLASS A        CLASS A       CLASS B         CLASS B
                                             SHARES         AMOUNT          SHARES        AMOUNT         SHARES         AMOUNT
                                           ----------     -----------     ----------     ---------     ----------     -----------
Initial Sale of no par value common
 stock, $5.00 per share, May 17, 1990...       11,080     $    55,400         --         $  --             --         $   --
Initial issuance of common stock in
 satisfaction of amount due to related
 party, $5.00 per share.................       28,920         144,600         --            --             --             --
Conversion of no par value common stock
 to Class A and Class B no par value
 common stock...........................      (40,000)       (200,000)     2,000,000       169,492        360,000          30,580
Sale of Class B common stock, $0.4165
 per share..............................       --             --              --            --            442,000         184,101
Issuance of Class B common stock in
 satisfaction of due related party
 $0.4165 per share......................       --             --              --            --             24,000          10,000
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1990..............       --             --           2,000,000       169,492        826,000         224,609
Sale of Class B common stock, $0.50 per
 share..................................       --             --              --            --            610,000         305,000
Issuance of Class B common stock in
 satisfaction of due to related party,
 $0.50 per share........................       --             --              --            --            300,000         150,000
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1991..............       --             --           2,000,000       169,492      1,736,000         679,609
Sale of Class B common stock, $0.50 per
 share..................................       --             --              --            --            200,000         100,000
Issuance of Class B common stock in
 satisfaction of due to related party,
 $0.50 per share........................       --             --              --            --            209,580         104,790
Conversion of note payable to related
 party to Class B common stock,
 $0.4165................................       --             --              --            --            303,440         126,380
Conversion of Class A and Class B common
 stock to no par value common stock.....    4,449,020       1,180,271     (2,000,000)     (169,492)    (2,449,020)     (1,010,779)
Sale of no par value common stock, $1.25
 per share..............................    1,600,000       2,000,000         --            --             --             --
Conversion of no par value common stock
 to $.001 par value common stock........       --          (3,174,222)        --            --             --             --
Sale of $.001 par value common stock,
 $5.00 per share........................      315,000             315         --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1992..............    6,364,020           6,364         --            --             --             --
Sale of $.001 per value common stock,
 $5.00 per share, net of commissions....    1,029,000           1,029         --            --             --             --
Compensation expense in connection with
 issuance of stock options..............       --             --              --            --             --             --
Common stock issued in connection with
 conversion of note payable at $5.00 per
 share..................................       60,000              60         --            --             --             --
Common stock issued in satisfaction of
 commissions payable, $5.00 per share...        4,000               4         --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1993..............    7,457,020           7,457         --            --             --             --
Sales of $.001 par value common stock,
 $5.00 per share, net of commissions....      250,000             250         --            --             --             --
Initial public offering of Units,
 consisting of two shares of $.001 par
 value common stock and one warrant,
 $10.00 per Unit, net of expenses.......    1,491,940           1,492         --            --             --             --
Deferred compensation on stock options
 granted................................       --             --              --            --             --             --
Forfeiture of stock options by Company
 officer................................       --             --              --            --             --             --
Compensation expense in connection with
 issuance of stock options..............       --             --              --            --             --             --
Amortization of deferred compensation...       --             --              --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1994..............    9,198,960           9,199         --            --             --             --

                                                                  (continued)

                                                             DEFICIT          DEFERRED
                                                           ACCUMULATED      COMPENSATION
                                           ADDITIONAL       DURING THE        ON STOCK
                                            PAID-IN        DEVELOPMENT        OPTIONS
                                            CAPITAL           STAGE           GRANTED           TOTAL
                                          ------------     ------------     ------------     ------------
Initial Sale of no par value common
 stock, $5.00 per share, May 17, 1990...  $    --          $   --           $   --           $     55,400
Initial issuance of common stock in
 satisfaction of amount due to related
 party, $5.00 per share.................       --              --               --                144,600
Conversion of no par value common stock
 to Class A and Class B no par value
 common stock...........................       --              --               --                --
Sale of Class B common stock, $0.4165
 per share..............................       --              --               --                184,101
Issuance of Class B common stock in
 satisfaction of due related party
 $0.4165 per share......................       --              --               --                 10,000
Net loss................................       --             (838,911 )        --               (838,911)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1990..............       --             (838,911 )        --               (444,810)
Sale of Class B common stock, $0.50 per
 share..................................       --              --               --                305,000
Issuance of Class B common stock in
 satisfaction of due to related party,
 $0.50 per share........................       --              --               --                150,000
Net loss................................       --             (574,963 )        --               (574,963)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1991..............       --           (1,413,874 )        --               (564,773)
Sale of Class B common stock, $0.50 per
 share..................................       --              --               --                100,000
Issuance of Class B common stock in
 satisfaction of due to related party,
 $0.50 per share........................       --              --               --                104,790
Conversion of note payable to related
 party to Class B common stock,
 $0.4165................................       --              --               --                126,380
Conversion of Class A and Class B common
 stock to no par value common stock.....       --              --               --                --
Sale of no par value common stock, $1.25
 per share..............................       --              --               --              2,000,000
Conversion of no par value common stock
 to $.001 par value common stock........     3,174,222         --               --                --
Sale of $.001 par value common stock,
 $5.00 per share........................     1,574,685         --               --              1,575,000
Net loss................................       --           (1,550,802 )        --             (1,550,802)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1992..............     4,748,907      (2,964,676 )        --              1,790,595
Sale of $.001 per value common stock,
 $5.00 per share, net of commissions....     4,882,163         --               --              4,883,192
Compensation expense in connection with
 issuance of stock options..............        80,000         --               --                 80,000
Common stock issued in connection with
 conversion of note payable at $5.00 per
 share..................................       299,940         --               --                300,000
Common stock issued in satisfaction of
 commissions payable, $5.00 per share...        19,996         --               --                 20,000
Net loss................................       --           (6,568,473 )        --             (6,568,473)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1993..............    10,031,006      (9,533,149 )        --                505,314
Sales of $.001 par value common stock,
 $5.00 per share, net of commissions....     1,159,125         --               --              1,159,375
Initial public offering of Units,
 consisting of two shares of $.001 par
 value common stock and one warrant,
 $10.00 per Unit, net of expenses.......     4,833,922         --               --              4,835,414
Deferred compensation on stock options
 granted................................     1,730,000         --            (1,730,000 )         --
Forfeiture of stock options by Company
 officer................................      (207,000)        --               207,000           --
Compensation expense in connection with
 issuance of stock options..............       112,500         --               --                112,500
Amortization of deferred compensation...       --              --               883,000           883,000
Net loss................................       --           (4,064,767 )        --             (4,064,767)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1994..............    17,659,553     (13,597,916 )       (640,000 )       3,430,836

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                COMMON STOCK
                                           --------------------------------------------------------------------------------------
                                                                           CLASS A        CLASS A       CLASS B         CLASS B
                                             SHARES         AMOUNT          SHARES        AMOUNT         SHARES         AMOUNT
                                           ----------     -----------     ----------     ---------     ----------     -----------
Common stock issued for services
 rendered, between $3.028 and $3,916 per
 share..................................      107,000             107         --            --             --             --
Amortization of deferred compensation...       --             --              --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1995..............    9,305,960           9,306         --            --             --             --
Exercise of stock warrants at $6.00 per
 share..................................      791,931             792         --            --             --             --
Exercise of stock options by Company
 officers, between $1.00 and $5.00 per
 share..................................      135,000             135         --            --             --             --
Common stock issued for services
 rendered, between $5.76 and $12.26 per
 share..................................       67,500              67         --            --             --             --
Common stock options granted for
 services rendered, to purchase 60,000
 shares at $4.50 a share................       --             --              --            --             --             --
Amortization of deferred compensation...       --             --              --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1996..............   10,300,391          10,300         --            --             --             --
Exercise of stock options between $1.00
 and $2.00 per share....................       43,000              43         --            --             --             --
Value of beneficial conversion feature
 on 5% Preferred Stock..................       --             --              --            --             --             --
Accretion of deemed dividend............       --             --              --            --             --             --
Sale of $.001 par value common stock,
 $13.12, net of expenses................    1,905,488           1,905         --            --             --             --
Conversion of 5% Preferred Stock into
 $.001 par value common stock...........      749,812             750         --            --             --             --
Public offering of $.001 per value
 common stock at $18.00 per share, net
 of expenses............................    3,050,000           3,050         --            --             --             --
Dividend on 10.5% Preferred Stock.......       --             --              --            --             --             --
Issuance of fully vested in the money
 stock options at $8.56 per share.......       --             --              --            --             --             --
Net loss................................       --             --              --            --             --             --
                                           ----------     -----------     ----------     ---------     ----------     -----------
Balance, December 31, 1997..............   16,048,691     $    16,049         --         $  --             --         $   --
                                           ----------     -----------     ----------     ---------     ----------     -----------
                                           ----------     -----------     ----------     ---------     ----------     -----------

                                                             DEFICIT          DEFERRED
                                                           ACCUMULATED      COMPENSATION
                                           ADDITIONAL       DURING THE        ON STOCK
                                            PAID-IN        DEVELOPMENT        OPTIONS
                                            CAPITAL           STAGE           GRANTED           TOTAL
                                          ------------     ------------     ------------     ------------
Common stock issued for services
 rendered, between $3.028 and $3,916 per
 share..................................       347,176         --               --                347,283
Amortization of deferred compensation...       --              --               320,000           320,000
Net loss................................       --           (2,107,349 )        --             (2,107,349)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1995..............    18,006,729     (15,705,265 )       (320,000 )       1,990,770
Exercise of stock warrants at $6.00 per
 share..................................     4,588,296         --               --              4,589,088
Exercise of stock options by Company
 officers, between $1.00 and $5.00 per
 share..................................       154,865         --               --                155,000
Common stock issued for services
 rendered, between $5.76 and $12.26 per
 share..................................       554,226         --               --                554,293
Common stock options granted for
 services rendered, to purchase 60,000
 shares at $4.50 a share................       119,820         --               --                119,820
Amortization of deferred compensation...       --              --               320,000           320,000
Net loss................................       --           (2,830,595 )        --             (2,830,595)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1996..............    23,423,936     (18,535,860 )        --              4,898,376
Exercise of stock options between $1.00
 and $2.00 per share....................        55,957         --               --                 56,000
Value of beneficial conversion feature
 on 5% Preferred Stock..................    51,975,000         --               --             51,975,000
Accretion of deemed dividend............   (51,975,000)        --               --            (51,975,000)
Sale of $.001 par value common stock,
 $13.12, net of expenses................    24,393,095         --               --             24,395,001
Conversion of 5% Preferred Stock into
 $.001 par value common stock...........    10,279,725         --               --             10,280,475
Public offering of $.001 per value
 common stock at $18.00 per share, net
 of expenses............................    46,423,787         --               --             46,426,837
Dividend on 10.5% Preferred Stock.......    (2,337,592)        --               --             (2,337,592)
Issuance of fully vested in the money
 stock options at $8.56 per share.......       448,125                                            448,125
Net loss................................       --           (4,736,802 )        --             (4,736,802)
                                          ------------     ------------     ------------     ------------
Balance, December 31, 1997..............  $102,687,033     $(23,272,662)    $   --           $ 79,430,420
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

 The accompanying notes are an integral part of these consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            CUMULATIVE FOR
                                                                                              THE PERIOD
                                                                                             MAY 17, 1990
                                                FOR THE YEARS ENDED DECEMBER 31,          (DATE OF INCEPTION)
                                           -------------------------------------------      TO DECEMBER 31,
                                              1995           1996            1997                1997
                                           -----------    -----------    -------------    -------------------

Cash flows from development stage
  activities:
    Deficit accumulated during the
      development stage.................   $(2,107,349)   $(2,830,595)   $  (4,736,802)      $ (23,272,662)
    Adjustments to reconcile deficit
      acumulated during the development
      stage to net cash used in
      development stage activities:
      Depreciation expense..............        57,593         52,846           29,687             253,730
      Amortization of debt issue
        costs...........................       --             --                73,161              73,161
      Write off of investment in
        Sky-Highway Radio Corp. ........       --             --              --                 2,000,000
      Accretion of note payable charged
        as interest expense.............       --             --             1,867,816           1,867,816
      Compensation expense in connection
        with issuance of stock options..       320,000        320,000          448,125           2,163,625
      Common stock issued for services
        rendered........................       347,283        554,293         --                   901,576
      Common stock options granted for
        services rendered...............       --              19,820         --                   119,820
    Increase (decrease) in cash and cash
      equivalents resulting from changes
      in assets and liabilities:
      Prepaid expense and other.........        (7,465)          (587)        (918,700)           (928,068)
      Due to related party..............       --             --              --                   350,531
      Deposits..........................       --             --              --                  (303,793)
      Accounts payable and accrued
        expenses........................      (189,755)        84,597          270,029             476,386
      Accrued executive compensation....       --             --              --                 --
      Other liabilities.................        (6,930)       (20,714)         (21,613)             14,356
                                           -----------    -----------    -------------    -------------------
        Net cash used in development
          stage activities..............    (1,586,623)    (1,720,340)      (2,988,297)        (16,283,522)
                                           -----------    -----------    -------------    -------------------
Cash flows from investing activities:
    Purchase of FCC license.............       --             --           (83,346,000)        (83,346,000)
    Payments for satellite
      construction......................       --             --           (49,300,000)        (49,300,000)
    Advance payments for launch
      services..........................       --             --            (6,291,614)         (6,291,614)
    Capital expenditures................       (13,824)       --                (7,125)           (399,308)
    Acquisition of Sky-Highway Radio
      Corp. ............................       --             --              --                (2,000,000)
                                           -----------    -----------    -------------    -------------------
        Net cash used in investing
          activities....................       (13,824)       --          (138,944,739)       (141,336,922)
                                           -----------    -----------    -------------    -------------------
Cash flows from financing activities:
    Proceeds from issuance of Common
      Stock, net........................       --             --            70,821,838          85,379,320
    Proceeds from issuance of 5%
      Preferred Stock, net..............       --             --           120,517,811         120,517,811
    Proceeds from exercise of stock
      options...........................       --             155,000           56,000             211,000
    Proceeds from exercise of stock
      warrants..........................       --           4,589,088                            4,589,088
    Proceeds from issuance of promissory
      note and Units....................       --             --           116,335,045         116,535,045
    Proceeds from issuance of promissory
      notes to related parties..........       --             --                                 2,965,000
    Repayment of promissory note........       --             --              --                  (200,000)
    Repayment of promissory notes to
      related parties...................       --            (240,000)                          (2,435,000)
    Loan from officer...................       --             --              --                   440,000
                                           -----------    -----------    -------------    -------------------
        Net cash provided by financing
          activities....................       --           4,504,088      307,730,694         328,002,264
                                           -----------    -----------    -------------    -------------------
Net increase (decrease) in cash and cash
  equivalents...........................    (1,600,447)     2,783,748      165,797,658         170,381,220
Cash and cash equivalents at the
  beginning of period...................     3,400,261      1,799,814        4,583,562           --
                                           -----------    -----------    -------------    -------------------
Cash and cash equivalents at the end of
  period................................   $ 1,799,814    $ 4,583,562    $ 170,381,220       $ 170,381,220
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for
      interest..........................   $   --         $    42,666    $    --             $      82,729
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
Supplemental disclosure of non-cash
  investing activities:
    Borrowings under the AEF
      Agreements........................       --             --         $   4,470,653          $4,470,653
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
Supplemental disclosure of non-cash
  financing activities:
    Common stock issued in satisfaction
      of notes payable to related
      parties, including accrued
      interest..........................   $   --         $   --         $    --             $     998,452
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Common stock issued for services
      rendered..........................   $   347,176    $   554,226    $    --             $     901,402
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Common stock options granted for
      services rendered.................   $   --         $   119,820    $    --             $     119,820
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Issuance of fully vested in the
      money stock options...............   $   --         $   --         $     448,125       $     448,125
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Deferred compensation in connection
      with stock options granted........   $   320,000    $   320,000    $    --             $     640,000
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Common stock issued in satisfaction
      of amount due to related parties
      including accrued interest........   $   --         $   --         $    --             $     409,390
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------
    Exchange of 5% Preferred Stock
      for 10.5% Series C Preferred
      Stock.............................   $   --         $   --         $ 110,237,336       $  110,237,336
                                           -----------    -----------    -------------    -------------------
                                           -----------    -----------    -------------    -------------------

  The accompanying notes are an intergral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FINANCING

BUSINESS

     CD Radio Inc. (the 'Company') was originally incorporated in the State of Delaware on May 17, 1990, under the name Satellite CD Radio, Inc. On December 7, 1992, the Company changed its name to CD Radio Inc. The Company shortly thereafter formed a wholly-owned subsidiary, Satellite CD Radio, Inc. ('SCDR') which was capitalized with nominal assets. On April 29, 1993, the Company acquired all of the outstanding shares of stock of Sky-Highway Radio Corp., a Colorado corporation ('SHRC'), and on December 23, 1994, SHRC was liquidated and dissolved. SCDR and SHRC were formed primarily to apply for certain Federal Communications Commission (the 'FCC') licenses. CD Radio Inc., SCDR, and SHRC are hereinafter collectively referred to as the 'Company.'

     The Company is a pioneer in the development of a service for broadcasting digital quality music programming via satellites to subscribers' vehicles ('satellite radio'). The Company intends to focus exclusively on providing a consumer service, and anticipates that the equipment required to receive its broadcasting will be manufactured by consumer electronics manufacturers.

     In April 1997, the Company was the winning bidder in an FCC auction for one of two national satellite radio broadcast licenses with a winning bid of $83.3 million, of which $16.7 million was paid as a deposit. The Company paid the balance due the FCC in October 1997 and was awarded the FCC License on October 10, 1997.

FINANCING REQUIREMENTS

     The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cash flow from operations will not be generated until late 2000 at the earliest.

     Prior to commencing CD Radio broadcast, the Company estimates that it will require approximately $202.1 million of additional funds in order to finance the remaining construction of its satellite system, to plan and implement its service, to provide working capital and to sustain its operations until it generates positive cash flows from operations. Failure to obtain the additional required funding would prevent the Company from realizing its objective of providing satellite radio. Management intends to fund operations and capital expansion through the sale of additional debt and equity securities. The Company believes that its working capital at December 31, 1997 is sufficient to fund planned operations and construction of its satellite system through the first quarter of 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     The consolidated financial statements include the accounts of CD Radio Inc. and its wholly-owned subsidiaries, SCDR and SHRC (through the date of SHRC's dissolution, December 23, 1994). Intercompany transactions are eliminated in consolidation. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of two satellites, acquisition of content for its programming, strategic planning, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

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

DEPRECIATION

     Depreciation of office equipment is computed on the straight-line method over three to five years based upon estimated useful lives. Depreciation of technical equipment, primarily satellite communications equipment, is computed on the straight-line method based on an estimated useful life of ten years. Depreciation of demonstration equipment, primarily an automobile used in a prototype system, is computed on the straight-line method based on an estimated useful life of four years. All costs incurred related to activities necessary to prepare the CD Radio satellite system for use are capitalized. To date, such costs consist of satellite construction in process, launch construction in process and the cost to acquire the FCC license at auction. Charges to operations for depreciation and amortization will begin upon commencement of commercial broadcasting which is projected to be in late 1999. The Company anticipates that it will depreciate satellite and launch costs over 15 years and amortize the FCC license costs over 40 years.

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

     The Company has invested its excess cash in U.S. Treasury Obligations. The Company has not experienced any losses on its investments.

LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets, utilizing qualitative and quantative factors. At such time as an impairment in value is identified, the impairment, will be quantatively measured in accordance with SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,' and charged to operations. No such impairment losses have been recognized to date.

FAIR VALUE INFORMATION

     The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these investments. The fair value of fixed-rate long-term debt and redeemable preferred stock is estimated using quoted marked prices where applicable or by discounting remaining cash flows at the current market rate. As of December 31, 1997, carrying amount of these financial instruments approximates fair value. The carrying amount of variable-rate long-term debt approximates fair value.

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

NET LOSS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share,' which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding shares of common stock. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings per share is the same as basic earnings per share because the effects of such items were anti-dilutive. Differences between historical quarterly earnings per share amounts, reported on primary earnings per share basis, and amounts now reported as basic are not material. Earnings per share for all periods presented conform to SFAS No. 128.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued two new standards which become effective for reporting periods beginning after December 15, 1997. SFAS No. 130, 'Reporting Comprehensive Income,' requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. The Company will begin making the additional disclosures required by SFAS No. 130 in the first quarter of 1998. SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' requires financial and descriptive information with respect to 'operating segments' of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998.

3. NOTES PAYABLE

     In November 1997, the Company received net proceeds of $116,335,045 from the issuance of 12,910 units consisting of $20,000 principal amount at maturity of 15% Senior Secured Discount Notes (the 'Notes') and a warrant to purchase an additional $3,000 principal amount at maturity of Notes for no additional consideration to the holder. All of the warrants were exercised in 1997. The aggregate maturity value of the Notes including Notes issued upon the exercise of the warrants is $296,930,000. The Notes mature on December 1, 2007 and the first cash interest payment is deferred until June 2003. The Indenture under which the Notes were issued contains various restrictive covenants, including a limitation on the amount of additional indebtedness that may be incurred by the Company. As of December 31, 1997 the Company had accrued $1,867,816 of interest relating to the Notes. The Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after December 1, 2002, at specified redemption prices plus accrued interest, if any, to the date of redemption. The Notes are senior obligations of the Company and are collaterized by a first priority perfected security interest in all of the issued and outstanding common stock of SCDR. SCDR conducts no business activities and its only asset is the FCC license.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company incurred $8,690,559 in costs in connection with the issuance of the Notes. Debt issuance costs are capitalized and amortized over the 10 year life of the Notes. Accumulated amortization of debt issuance costs was $73,161 at December 31, 1997.

     On July 22, 1997, the Company entered into two loan agreements (collectively the 'AEF Agreements') with Arianespace Finance S.A. ('AEF'), a subsidiary of Arianespace S.A. ('Arianespace'), to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the 'Loans'). Interest on the loans currently accrues at the rate of 3% per annum above LIBOR and is capitalized. The Company has the opportunity upon satisfying a variety of conditions specified in the AEF Agreements to extend the term of the Loans. If not extended, or the Company is unable to comply with the terms and covenants of such extended loans, the Company will be required to repay the Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date, which will be prior to the time CD Radio commences commercial operations, which is anticipated to be in late 1999. The AEF Agreements impose restrictions on the Company's ability to incur additional indebtedness, make investments or permit liens on certain assets of the Company. As of December 31, 1997, the Company had borrowed approximately $4.4 million under the AEF Agreements. For the year ended December 31, 1997, the Company capitalized $22,537 in interest related to the Loans.

4. CAPITAL STOCK

COMMON STOCK, PAR VALUE $.001 PER SHARE

     On September 29, 1994 the Company completed its initial public offering in connection with which the Company received net proceeds of $4.8 million and issued 1,491,940 shares of Common Stock.

     On August 5, 1997 the Company sold approximately 1.9 million shares of Common Stock to Loral Space & Communication Ltd. ('Loral Space') for net proceeds of approximately $24.4 million.

     In November 1997, the Company issued 2.8 million shares of Common Stock for net proceeds of $42.2 million in connection with a public offering. In December 1997, the Company issued an additional 250,000 shares, in connection with the partial exercise of an option granted to the underwriters of the public offering solely to cover overallotments, for net proceeds of $4.2 million.

PREFERRED STOCK

     In April 1997, the Company completed a private placement of its 5% Delayed Convertible Preferred Stock (the '5% Preferred Stock'). The Company sold a total of 5.4 million shares of the 5% Preferred Stock for an aggregate sales price of $135 million and net proceeds of $120.5 million. The 5% Preferred Stock was convertible at a discount to the market and accordingly, based on SEC guidelines, the Company recorded approximately $52 million as a deemed dividend in net loss attributable to common stockholders.

     In November 1997, the Company exchanged 1,846,799 shares of 10 1/2% Series C Convertible Preferred Stock (the '10 1/2% Preferred Stock') for all outstanding shares of its 5% Preferred Stock. Each share of 10 1/2% Preferred Stock is convertible into a number of shares of Common Stock calculated by dividing the $100 per share liquidation preference (the 'Liquidation Preference') by a conversion price of $18.00. This conversion price is subject to adjustment for certain corporate events. Any shareholder who converts the 10 1/2% Preferred Stock into Common Stock prior to November 15, 2002 will forfeit the right to any accrued and unpaid dividends. Dividends on the 10 1/2% Preferred Stock are cumulative from the date of issuance and payable, if declared by the Board of Directors, on a quarterly basis commencing on November 15, 2002. Dividends can be paid with cash or Common Stock at the option of the Company. Commencing November 15, 1999, the Company may redeem the 10 1/2%

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock at the Liquidation Preference plus any accrued and unpaid dividends, provided the price of Company's Common Stock is at least $31.50 per share during a specified period. After November 15, 2002, the Company's right to redeem the 10 1/2% Preferred Stock is not restricted by the market price of its Common Stock. The Company is required to redeem all outstanding shares of 10 1/2% Preferred Stock on November 15, 2012 at a price equal to the Liquidation Preference plus any accrued and unpaid dividends. As of December 31, 1997 the Company accrued a dividend payable relating to the 10 1/2% Preferred Stock of $2,337,592.

WARRANTS

     In connection with the Company's initial public offering in 1994, and the partial exercise of the underwriters' over-allotment option in connection therewith the Company issued warrants to purchase 745,970 shares of the Company's Common Stock. Additionally, the Company issued to the underwriters as consideration warrants to purchase 123,560 shares of the Company's Common Stock. Each warrant originally entitled the holder to purchase one share of Common Stock at a purchase price of $5.00 per share until March 20, 1995 and at a purchase price of $6.00 per share during the six-month period thereafter. In September 1995, the Company extended the expiration date of the warrants to March 20, 1996, and, in March 1996, extended the expiration date of these warrants to September 20, 1996, in each case at a purchase price of $6.00 per share. In September 1996, the Company received proceeds of $4,589,088 relating to the exercise of 864,848 warrants and the remaining 4,682 warrants expired unexercised. Of the warrants exercised, 764,848 shares of Common Stock were issued in exchange for cash and 27,083 shares of Common Stock were issued in a cashless exercise of 100,000 warrants held by the underwriters.

     In connection with the April 1997 issuance of 5% Preferred Stock, the Company agreed to grant a warrant to an investment advisor to purchase 486,000 shares of the 5% Preferred Stock with an exercise price of $25.00 per share. In connection with the November 1997 issuance of the 10 1/2% Preferred Stock, the Company agreed to grant to its investment advisor and certain related persons, in lieu of a warrant to purchase shares of 5% Preferred Stock, warrants to purchase an aggregate of 177,178 shares of 10 1/2% Preferred Stock at an initial exercise price of $68.47 per share. The exercise price of the warrants declines by approximately $0.12 per month to $60.24 per share on and after April 1, 2002.

     In 1995, the Company adopted the 1995 Stock Compensation Plan ('Compensation Plan') from which up to 175,000 shares of the Company's Common Stock could be issued in lieu of cash compensation to employees and or consultants. During 1995 and 1996, respectively, 107,000 and 67,500 shares of the Company's Common Stock were issued pursuant to this Compensation Plan.

STOCK OPTION PLANS

     In February 1994, the Company adopted its 1994 Stock Option Plan (the '1994 Plan') and its 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'), under which the Company was authorized to grant up to 1,250,000 options in the aggregate Options granted under the 1994 Plan generally vest over a four-year period and generally are exercisable for a period of ten years from the date of grant. In 1996, the Board of Directors voted to increase the number of shares of Common Stock available for issuance pursuant to the 1994 Plan and the Directors' Plan by 350,000 shares to 1,600,000 shares. As of December 31, 1997 the Company has granted 187,500 options subject to approval by the stockholders of amendments to the Company's 1994 Plan and Directors' Plan to increase the number of options that may be granted thereunder.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A summary of option activity under the 1994 Plan, the Directors' Plan, and of all other option activity follows:

                                                       1994 PLAN           DIRECTORS' PLAN            OTHER
                                                 ---------------------   -------------------   --------------------
                                                             WEIGHTED              WEIGHTED               WEIGHTED
                                                              AVERAGE               AVERAGE                AVERAGE
                                                             EXERCISE              EXERCISE               EXERCISE
                                                  OPTION     PRICE PER   OPTION    PRICE PER    OPTION    PRICE PER
                                                  SHARES       SHARE     SHARES      SHARE      SHARES      SHARE
                                                 ---------   ---------   -------   ---------   --------   ---------

Outstanding at January 1, 1994.................     --                     --                   410,000     $4.33
                                                 ---------               -------               --------
     Granted...................................    702,500    $  3.82     20,000    $ 4.25        --
     Exercised.................................     --                                            --
     Cancelled.................................    (90,000)   $  5.00      --                     --
                                                 ---------               -------               --------
Outstanding at December 31, 1994...............    612,500    $  3.64     20,000    $ 4.25      410,000     $4.33
                                                 ---------               -------               --------
     Granted...................................     25,000       2.88     85,000    $ 3.18        --
     Exercised.................................     --                     --                     --
     Cancelled.................................     --                     --                   (60,000)    $6.25
                                                 ---------               -------               --------
Outstanding at December 31, 1995...............    637,500    $  3.61    105,000    $ 3.39      350,000     $4.00
                                                 ---------               -------               --------
     Granted...................................    545,000    $  8.10     40,000    $ 6.875       --
     Exercised.................................    (60,000)   $  1.00     (5,000)   $ 1.00     (120,000)    $1.00
     Cancelled.................................     --                     --                     --
                                                 ---------               -------               --------
Outstanding at December 31, 1996...............  1,122,500    $  5.93    140,000    $ 4.47      230,000     $5.57
                                                 ---------               -------               --------
                                                 ---------               -------               --------
     Granted...................................    515,000    $ 14.52      --                     --
     Exercised.................................    (13,000)   $  2.00      --                   (30,000)    $1.00
     Cancelled.................................    (55,000)   $  5.98      --                     --
                                                 ---------               -------               --------
Outstanding at December 31, 1997...............  1,569,500    $  8.73    140,000    $ 4.47      200,000     $6.25
                                                 ---------               -------               --------
                                                 ---------               -------               --------

     As of December 31, 1997:

                                                                         1994 PLAN       DIRECTORS' PLAN         OTHER
                                                                     -----------------   ----------------   ----------------

Range of exercise prices..........................................    $1.00 - $17.63      $1.00 - $6.88      $1.00 - $6.25
Weighted average remaining contractual life for options
  outstanding (years).............................................         9.53                7.72               5.39

     The weighted average fair value of options granted during 1996 and 1997 was $8.56 and $4.37, respectively.

     No shares of Common Stock remain available for grant pursuant to either the 1994 Plan or the Directors' Plan. The Company has reserved a total of 1,909,500 shares of Common Stock issuable upon the exercise of outstanding options and options available for issuance pursuant to the Company's stock option plans. As of December 31, 1997, 187,500 options were issued and subject to replenishment of the stock options plan.

     As a result of certain option grants at exercise prices below fair market value, the Company recorded deferred compensation which is amortized over the vesting period of the related options. Deferred compensation related to options that were forfeited has been charged to additional paid-in capital. For the years ended December 31, 1995, 1996 and 1997, and for the period May 17, 1990 (date of inception) to December 31, 1997, the Company recognized non-cash compensation expense in connection with stock option issuances of $320,000, $439,820, $448,125 and $2,283,445, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

had elected to recognize compensation cost for the option grants consistent with FAS No. 123, the Company's net loss and net loss per share (basic and diluted) on a pro-forma basis would have been.

                                                                      1996           1997
                                                                   -----------    -----------

Net loss -- as reported.........................................   $(2,830,595)   $(4,736,802)
Net loss -- pro-forma...........................................    (4,428,995)    (6,254,321)
Net loss per share -- as reported...............................         (0.29)          (.41)
Net loss per share -- pro-forma.................................         (0.46)          (.54)

     The pro-forma expense related to stock options is recognized over the vesting period, generally four years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                                 1996     1997
                                                                                 ----     ----

Risk-free interest rate.......................................................   6.00%    6.11%
Expected life of options -- years.............................................   2.79     3.11
Expected stock price volatility...............................................     75%      75%
Expected dividend yield.......................................................    N/A      N/A

5. RELATED PARTIES

     Since inception, the Company has relied upon related parties for certain consulting, legal and management services. Total expenses incurred in transactions with related parties are as follows:

                                                                                                FOR THE PERIOD MAY
                                                                  FOR THE YEARS ENDED            17, 1990 (DATE OF
                                                                      DECEMBER 31,                 INCEPTION) TO
                                                            --------------------------------       DECEMBER 31,
                                                              1995        1996        1997             1997
                                                            --------    --------    --------    -------------------

Consulting fees..........................................   $ 34,575    $187,820    $137,687        $   850,897
Legal fees...............................................     74,761      70,582     141,208            868,758
Management fees..........................................      --          --          --               361,800
Interest expense.........................................     19,783      13,268       --               113,474
Office space.............................................      --          --          --                40,500
Patent and FCC fees......................................      --          --          --                56,600
Other....................................................      --          --          --                26,750
                                                            --------    --------    --------    -------------------
                                                            $129,119    $271,670    $278,895        $ 2,318,779
                                                            --------    --------    --------    -------------------
                                                            --------    --------    --------    -------------------

     Of the $187,820 in consulting fee expenses for the year ended December 31, 1996, $119,820 relate to issuance of common stock options to a related party for consulting services performed for the Company.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the period May 17, 1990 (date of inception) to December 31, 1997, the Company issued Common Stock in lieu of cash in settlement of certain liabilities and expenses as follows:

                                                                                                FOR THE PERIOD MAY
                                                                  FOR THE YEARS ENDED            17, 1990 (DATE OF
                                                                      DECEMBER 31,                 INCEPTION) TO
                                                            --------------------------------       DECEMBER 31,
                                                              1995        1996        1997             1997
                                                            --------    --------    --------    -------------------

Consulting fees..........................................   $ 36,330    $ 32,550    $  --           $   168,880
Legal fees...............................................    310,953     521,743       --             1,028,227
Management fees..........................................      --          --          --                60,000
Interest expense.........................................      --          --          --                14,259
Patent and FCC fees......................................      --          --          --                39,600
                                                            --------    --------    --------    -------------------
                                                            $347,283    $554,293    $  --           $ 1,310,966
                                                            --------    --------    --------    -------------------
                                                            --------    --------    --------    -------------------

     Liabilities settled through the issuance of Common Stock in lieu of cash are reflected in the statements of stockholders' equity.

6. INCOME TAXES

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability are as follows:

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                      1996           1997
                                                                   -----------    -----------

Tax credits.....................................................   $   --         $   114,000
Capitalized start-up costs......................................     5,377,000      6,887,700
Net operating loss carryforwards................................     1,511,300        446,600
Deferred compensation...........................................       542,300        542,300
Accrual to cash adjustments.....................................        60,500        313,700
                                                                   -----------    -----------
                                                                     7,491,100      8,304,300
Valuation allowance.............................................    (7,491,100)    (8,304,300)
                                                                   -----------    -----------
Net deferred tax asset..........................................   $   --         $   --
                                                                   -----------    -----------
                                                                   -----------    -----------

     Realization of the net deferred tax asset at the balance sheet date is dependent upon future earnings which are uncertain. Accordingly, a full valuation allowance was recorded against the asset.

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $1,097,300 for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning 2008. There may be limitations on the annual utilization of these net operating losses as a result of certain changes in ownership that have occurred since the Company's inception. In addition, a significant portion of costs incurred have been capitalized for tax purposes as a result of the Company's status as a start-up enterprise. Total start-up costs as of December 31, 1997 are $16,703,300. Once the Company begins its active trade or business, these capitalized costs will be amortized over 60 months. The total deferred tax asset related to capitalized start-up costs of $7,056,700 include $169,000 which, when realized, would not affect financial statement income but will be recorded directly to shareholders' equity.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

     In October 1992, the Company entered into a lease with an unaffiliated property management company for its office space in Washington, D.C. that the Company previously subleased from a company controlled by a former director and executive officer of the Company. The lease term extends through October 1998. The lease provided for the abatement of rental payments for the first three months of each of the first two years of the lease term. Also, in addition to the base rental payments, the Company is obligated to pay a monthly allocation of the building's operating expenses. The Company does not intend to renew this lease.

     Total rent expense for the years ended December 31, 1995, 1996 and 1997 and the period May 17, 1990 (date of inception) to December 31, 1997 was $274,653, $301,765, $277,996 and $1,483,004, respectively.

SATELLITE CONSTRUCTION

     The Company has entered into an agreement (the 'Construction Contract') with Space Systems/Loral, Inc. pursuant to which Space Systems/Loral has agreed to construct three satellites and, at the Company's option, a fourth satellite in accordance with stipulated specifications. The amount of the Construction Contract as amended is approximately $275.8 million. The total value of satellite construction in progress was $49.3 million as of December 31, 1997.

LAUNCH SERVICES

     The Company has reserved two launch slots with Arianespace during the period extending from August 1, 1999 through March 31, 2000. If the Company's satellites are not available for launch during this period, the Company will arrange to launch the satellites on the first launch dates available after the satellites are completed. The amount of the launch services contract is approximately $176 million. In connection with this agreement, the Company paid a non-refundable launch date reservation fee of $100,000 which is included in deposits on the balance sheets as of December 31, 1996. On July 22, 1997, the Company entered into two loan agreements (collectively, the 'AEF Agreements') with AEF, a subsidiary of Arianespace, to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the 'Tranche A Loans'). The Company has the opportunity, upon satisfying a variety of conditions specified in the AEF Agreements, to extend the term of the Tranche A Loans. If not extended, or the Company is unable to comply with the terms and covenants of such extended loans, the Company will be required to repay the Tranche A Loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date, which will be prior to the time CD Radio commences commercial operations. As of December 31, 1997 the Company had paid Launch Deposits of $6,292,000 and received credit from the AEF Agreements for $4,470,653.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement (the 'Proxy Statement') prepared with respect to the Annual Meeting of Shareholders to be held on April 20, 1998. The Proxy Statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year. The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on April 20, 1998. The Proxy Statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on April 20, 1998. The Proxy Statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement prepared with respect to the Annual Meeting of Shareholders to be held on April 20, 1998. The Proxy Statement will be filed with the Commission at a later date, that is not more than 120 days after the end of the Company's 1997 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statement, Financial Statement Schedules and Exhibits

          (1) Financial Statements

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 1996 and 1997

             Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997, and for the period May 17, 1990 (date of inception) to December 31, 1997 Consolidated Statements of Stockholders' Equity for the period May 17, 1990 (date of inception) to December 31, 1997

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997, and for the period May 17, 1990 (date of inception) to December 31, 1997

             Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules

             All schedules have been omitted since they are either not applicable or the required information is contained elsewhere in 'Item
        8. Financial Statements and Supplementary Data.'

          (3) Exhibits

             All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission (the 'Commission').

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
  3.1.     -- Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
              Company's Registration Statement on Form S-1 (File No. 33-74782) (the 'S-1 Registration Statement')).
  3.2      -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the S-1 Registration
              Statement).
  3.3      -- Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to
              Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the '1996 Form 10-K')).
  3.4      -- Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit
              A to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Commission on
              October 30, 1997 (the 'Form 8-A')).
  3.5.1    -- Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
              Rights of 10 1/2% Series C Convertible Preferred Stock (the 'Series C Certificate of Designations')
              (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No.
              333-34761) (the 'S-4 Registration Statement')).
  3.5.2    -- Certificate of Correction of the Series C Certificate of Designations.
  3.6      -- Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to
              Exhibit 4.2 to the S-4 Registration Statement).
  4.1      -- Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1
              Registration Statement).
  4.2      -- Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).
  4.3      -- Form of Certificate for Shares of Series D Convertible Preferred Stock (incorporated by reference to
              Exhibit 4.5 to the S-4 Registration Statement).
  4.4      -- Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer &
              Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A).
  4.5      -- Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to Form 8-A).

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
  4.6      -- Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
              S-3 (File No. 333-34769) (the 'Units Registration Statement')).
  4.7      -- Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).
  4.8      -- Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ Schroder
              Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units
              Registration Statement).
  4.9      -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust
              Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration
              Statement).
  4.10     -- Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).
  4.11     -- Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each
              Warrantholder thereof.
  4.12     -- Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and
              to The Ravich Revocable Trust of 1989.
  9.1      -- Voting Trust Agreement, dated August 26, 1997, by and among Darlene Friedland, as Grantor, David
              Margolese, as Trustee, and the Company (incorporated by reference to Exhibit (c) to the Company's
              Issuer Tender Offer Statement on Form 13E-4, filed with the Commission on October 16, 1997).
 10.1      -- Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).
 10.2.1    -- Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners,
              Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
 10.2.2    -- Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and Batchelder &
              Partners, Inc.
*10.3.1    -- Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert D. Briskman
              (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration Statement).
*10.3.2    -- Amendment No. 1 to Proprietary Information and Non-Competition Agreement between the Company and
              Robert D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1 Registration Statement).
'D'10.4.1  -- Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral, Inc. and the
              Company (incorporated by reference to Exhibit 10.9.1 to the S-1 Registration Statement).
'D'10.4.2  -- Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.2 to the S-1
              Registration Statement).
'D'10.4.3  -- Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.3 to the S-1
              Registration Statement).
 10.4.4    -- Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.4 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1995 (the '1995 Form 10-K')).
 10.4.5    -- Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.5 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996).
 10.4.6    -- Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.6 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996).
 10.4.7    -- Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.7 to the 1996 Form
              10-K).

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
 10.4.8    -- Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.8 to the 1996 Form
              10-K).
 10.4.9    -- Amendment No. 9 to Satellite Construction Agreement, effective February 26, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.9 to the 1996 Form
              10-K).
 10.4.10   -- Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.10 to the 1996 Form
              10-K).
 10.4.11   -- Amendment No. 12 to Satellite Construction Agreement, effective April 25, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's
              Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).
 10.4.12   -- Amendment No. 13 to Satellite Construction Agreement, effective April 28, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.12 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1997).
 10.4.13   -- Amendment No. 14 to Satellite Construction Agreement, effective June 30, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.13 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1997).
 10.4.14   -- Amendment No. 15 to Satellite Construction Agreement, effective July 31, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current
              Report on Form 8-K, filed with the Commission on October 7, 1997).
 10.4.15   -- Amendment No. 16 to Satellite Construction Agreement, effective August 4, 1997, between the Space
              Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Current
              Report on Form 8-K, filed with the Commission on October 7, 1997).
 10.5      -- Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company
              (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).
*10.6.1    -- Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).
*10.6.2    -- Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman.
 10.7.1    -- Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace S.A.
              (incorporated by reference to Exhibit 10.15.1. to the S-1 Registration Statement).
 10.7.2    -- Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace
              S.A. (incorporated by reference to Exhibit 10.15.2 to the S-1 Registration Statement).
 10.7.3    -- Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.15.3 to the S-1 Registration Statement).
 10.7.4    -- Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.14.4 to the Company's Quarterly Report on
              Form 10-Q for the period ended September 30, 1996).
 10.7.5    -- Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.14.5 to the Company's Quarterly Report on
              Form 10-Q for the period ended September 30, 1995).
 10.7.6    -- Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.10.6 to the 1996 Form 10-K).
*10.8.1    -- Employment and Noncompetition Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.1 to the S-1 Registration Statement).
*10.8.2    -- First Amendment to Employment Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.2 to the S-1 Registration Statement).
*10.9.1    -- Employment and Noncompetition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
*10.9.2    -- First Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).
*10.9.3    -- Second Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).
*10.10     -- Employment and Noncompetition Agreement, dated as of July 10, 1997, between the Company and Andrew J.
              Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
              for the period ended September 30, 1997).
*10.11     -- Employment and Noncompetition Agreement, dated as of April 16, 1997, between the Company and Joseph S.
              Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A
              for the period ended March 31, 1997).
*10.12     -- Employment and Noncompetition Agreement, dated as of April 28, 1997, between the Company and Keno V.
              Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for
              the period ended March 31, 1997).
 10.13     -- Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A.
              Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).
*10.14     -- 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).
*10.15     -- Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to
              Exhibit 10.22 to the 1995 Form 10-K).
 10.16.1   -- Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.
              (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).
 10.16.2   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee.
 10.17     -- Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and
              Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).
*10.18     -- 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.37 to the 1995 Form 10-K).
 10.19.1   -- Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors
              (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
 10.19.2   -- First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
 10.19.3   -- Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
 10.20     -- Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral
              Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997).
 10.21.1   -- Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace
              Finance S.A., relating to Launch 1 (the 'Arianespace Loan Agreement 1') (incorporated by reference to
              Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
              1997).
 10.21.2   -- Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997, between
              Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit
              10.11.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
 10.22     -- Multiparty Agreement relating to Launch 1, entered into as of July 22, 1997, among Arianespace S.A.,
              Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1997).
 10.23.1   -- Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace
              Finance S.A., relating to Launch 2 (the 'Arianespace Loan Agreement 2') (incorporated by reference to
              Exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
              1997).

 EXHIBIT                                                  DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------
 10.23.2   -- Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997, between
              Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit
              10.12.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
 10.24     -- Multiparty Agreement relating to Launch 2, entered into as of July 22, 1997, among Arianespace S.A.,
              Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.2 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1997).
 10.25     -- Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital
              International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on
              July 8, 1997).
 10.26.1   -- Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc.
 10.26.2   -- Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra
              Investments, Inc.
 10.27     -- Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated.
 12.1      -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
 21.1      -- List of the Company's Subsidiaries.
 23.1      -- Consent of Coopers & Lybrand L.L.P.
 24.1      -- Power of Attorney (included on signature page).
 27.1      -- Financial Data Schedule.

------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits, which are incorporated by reference to the S-1
    Registration Statement, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

     (b) Reports on Form 8-K

          A report on Form 8-K was filed on October 22, 1997 with the Commission relating to a dividend distribution and Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

          A report on Form 8-K was filed on November 10, 1997 with the Commission relating to the Company's offer to exchange shares of its new 10 1/2% Series C Convertible Preferred Stock for all outstanding shares of 5% Delayed Convertible Preferred Stock.

     As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Commission in compliance with its rules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March, 1998.

                                          CD RADIO INC.

                                          By:         /S/ DAVID MARGOLESE
                                               .................................

                                                      DAVID MARGOLESE
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     We, the undersigned officers and directors of CD Radio Inc., hereby severally constitute David Margolese and Lawrence F. Gilberti, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports, with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable CD Radio Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ DAVID MARGOLESE              Chairman of the Board and Chief Executive        March 19, 1998
 .........................................    Officer (Principal Executive Officer)
            (DAVID MARGOLESE)

         /s/ ANDREW J. GREENEBAUM           Executive Vice President and Chief Financial     March 19, 1998
 .........................................    Officer (Principal Financial and
          (ANDREW J. GREENEBAUM)              Accounting Officer)

          /s/ ROBERT D. BRISKMAN            Director                                         March 19, 1998
 .........................................
           (ROBERT D. BRISKMAN)

         /s/ LAWRENCE F. GILBERTI           Director                                         March 19, 1998
 .........................................
          (LAWRENCE F. GILBERTI)

           /s/ PETER K. PITSCH              Director                                         March 19, 1998
 .........................................
            (PETER K. PITSCH)

          /s/ JACK Z. RUBINSTEIN            Director                                         March 19, 1998
 .........................................
           (JACK Z. RUBINSTEIN)

          /s/ RALPH V. WHITWORTH            Director                                         March 19, 1998
 .........................................
           (RALPH V. WHITWORTH)

                                 CD RADIO INC.
                               INDEX TO EXHIBITS

                                                                                                           SEQUENTIAL
 EXHIBIT                                            DESCRIPTION                                             PAGE NO.
---------  ---------------------------------------------------------------------------------------------   ----------
  3.1      -- Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit
              3.1 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the 'S-1
              Registration Statement')).................................................................
  3.2      -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the S-1
              Registration Statement)...................................................................
  3.3      -- Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the
              '1996 Form 10-K'))........................................................................
  3.4      -- Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Commission on October 30, 1997 (the 'Form 8-A'))......................................
  3.5.1    -- Certificate of Designations, Preferences and Relative, Participating, Optional and Other
              Special Rights of 10 1/2% Series C Convertible Preferred Stock (the 'Series C Certificate
              of Designations') (incorporated by reference to Exhibit 4.1 to the Company's Registration
              Statement on Form S-4 (File No. 333-34761) (the 'S-4 Registration Statement'))............
  3.5.2    -- Certificate of Correction of the Series C Certificate of Designations.....................
  3.6      -- Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement)...............................
  4.1      -- Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement)........................................................
  4.2      -- Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock
              (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement)..............
  4.3      -- Form of Certificate for Shares of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement)...............................
  4.4      -- Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock
              Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the
              Form 8-A).................................................................................
  4.5      -- Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to Form
              8-A)......................................................................................
  4.6      -- Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank &
              Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form S-3 (File No. 333-34769) (the 'Units Registration
              Statement'))..............................................................................
  4.7      -- Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration
              Statement)................................................................................
  4.8      -- Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ
              Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              4.5 to the Units Registration Statement)..................................................
  4.9      -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder
              Bank & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the
              Units Registration Statement).............................................................
  4.10     -- Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration
              Statement)................................................................................
  4.11     -- Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each Warrantholder thereof............................................................
  4.12     -- Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P.
              and to The Ravich Revocable Trust of 1989.................................................
  9.1      -- Voting Trust Agreement, dated August 26, 1997, by and among Darlene Friedland, as Grantor,
              David Margolese, as Trustee, and the Company (incorporated by reference to Exhibit (c) to the Company's Issuer Tender Offer Statement on Form 13E-4, filed with the Commission on
              October 16, 1997).........................................................................
 10.1      -- Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited
              Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1
              Registration Statement)...................................................................

                                                                                                           SEQUENTIAL
 EXHIBIT                                            DESCRIPTION                                             PAGE NO.
---------  ---------------------------------------------------------------------------------------------   ----------
 10.2.1    -- Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder &
              Partners, Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration
              Statement).................................................................................
 10.2.2    -- Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and
              Batchelder & Partners, Inc. ...............................................................
*10.3.1    -- Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert
              D. Briskman (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration
              Statement).................................................................................
*10.3.2    -- Amendment No. 1 to Proprietary Information and Non-Competition Agreement between the
              Company and Robert D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1
              Registration Statement)....................................................................
'D'10.4.1  -- Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral, Inc.
              and the Company (incorporated by reference to Exhibit 10.9.1 to the S-1 Registration
              Statement).................................................................................
'D'10.4.2  -- Amendment No. 1 to Satellite Construction Agreement, effective December 28, 1993, between
              Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.2 to the S-1 Registration Statement)............................................................
'D'10.4.3  -- Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the
              Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.3 to the S-1 Registration Statement)............................................................
 10.4.4    -- Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the '1995
              Form 10-K'))...............................................................................
 10.4.5    -- Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the
              Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).......
 10.4.6    -- Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996)....
 10.4.7    -- Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.7 to the 1996 Form 10-K).....................................................................
 10.4.8    -- Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.8 to the 1996 Form 10-K).....................................................................
 10.4.9    -- Amendment No. 9 to Satellite Construction Agreement, effective February 26, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.9 to the 1996 Form 10-K).....................................................................
 10.4.10   -- Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.10 to the 1996 Form 10-K).....................................................................
 10.4.11   -- Amendment No. 12 to Satellite Construction Agreement, effective April 25, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997)......
 10.4.12   -- Amendment No. 13 to Satellite Construction Agreement, effective April 28, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).........
 10.4.13   -- Amendment No. 14 to Satellite Construction Agreement, effective June 30, 1997, between the
              Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997)............

                                                                                                           SEQUENTIAL
 EXHIBIT                                            DESCRIPTION                                             PAGE NO.
---------  ---------------------------------------------------------------------------------------------   ----------
 10.4.14   -- Amendment No. 15 to Satellite Construction Agreement, effective July 31, 1997, between the
              Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the
              Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997)........
 10.4.15   -- Amendment No. 16 to Satellite Construction Agreement, effective August 4, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997)....
 10.5      -- Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration
              Statement).................................................................................
*10.6.1    -- Amended and Restated Option Agreement between the Company and Robert D. Briskman
              (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).............
*10.6.2    -- Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D.
              Briskman...................................................................................
 10.7.1    -- Launch Reservation Agreement, dated September 20, 1993, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.15.1 to the S-1 Registration
              Statement).................................................................................
 10.7.2    -- Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and
              Arianespace S.A. (incorporated by reference to Exhibit 10.15.2 to the S-1 Registration
              Statement).................................................................................
 10.7.3    -- Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the
              Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.3 to the S-1
              Registration Statement)....................................................................
 10.7.4    -- Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the
              Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.4 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996).....................
 10.7.5    -- Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the
              Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.5 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1995).....................
 10.7.6    -- Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the
              Company and Arianespace S.A. (incorporated by reference to Exhibit 10.10.6 to the 1996 Form
              10-K)......................................................................................
*10.8.1    -- Employment and Noncompetition Agreement between the Company and David Margolese
              (incorporated by reference to Exhibit 10.18.1 to the S-1 Registration Statement)...........
*10.8.2    -- First Amendment to Employment Agreement between the Company and David Margolese
              (incorporated by reference to Exhibit 10.18.2 to the S-1 Registration Statement)...........
*10.9.1    -- Employment and Noncompetition Agreement between the Company and Robert D. Briskman
              (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement)...........
*10.9.2    -- First Amendment to Employment Agreement between the Company and Robert D. Briskman
              (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement)...........
*10.9.3    -- Second Amendment to Employment Agreement between the Company and Robert D. Briskman
              (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).......................
*10.10     -- Employment and Noncompetition Agreement, dated as of July 10, 1997, between the Company and Andrew J. Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1997).....................
*10.11     -- Employment and Noncompetition Agreement, dated as of April 16, 1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's
              Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).......................

                                                                                                           SEQUENTIAL
 EXHIBIT                                            DESCRIPTION                                             PAGE NO.
---------  ---------------------------------------------------------------------------------------------   ----------
*10.12     -- Employment and Noncompetition Agreement, dated as of April 28, 1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly
              Report on Form 10-Q/A for the period ended March 31, 1997).................................
 10.13     -- Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and
              B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration
              Statement).................................................................................
*10.14     -- 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration
              Statement).................................................................................
*10.15     -- Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K)..........................................
 10.16.1   -- Option Agreement, dated as of October 21, 1992, between the Company and Batchelder &
              Partners, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration
              Statement).................................................................................
 10.16.2   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each
              Optionee...................................................................................
 10.17     -- Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A.
              Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1
              Registration Statement)....................................................................
*10.18     -- 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.37 to the 1995 Form
              10-K)......................................................................................
 10.19.1   -- Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).......
 10.19.2   -- First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the
              Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996
              Form 10-K).................................................................................
 10.19.3   -- Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the
              Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996
              Form 10-K).................................................................................
 10.20     -- Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the
              Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997)........
 10.21.1   -- Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and
              Arianespace Finance S.A., relating to Launch 1 (the 'Arianespace Loan Agreement 1')
              (incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form
              10-Q for the period ended September 30, 1997)..............................................
 10.21.2   -- Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.1.1 to the Company's Quarterly Report on Form 10-Q for the
              period ended September 30, 1997)...........................................................
 10.22     -- Multiparty Agreement relating to Launch 1, entered into as of July 22, 1997, among
              Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to
              Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997)........................................................................
 10.23.1   -- Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and
              Arianespace Finance S.A., relating to Launch 2 (the 'Arianespace Loan Agreement 2')
              (incorporated by reference to Exhibit 10.12.1 to the Company's Quarterly Report on Form
              10-Q for the period ended September 30, 1997)..............................................
 10.23.2   -- Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.1.1 to the Company's Quarterly Report on Form 10-Q for the
              period ended September 30, 1997)...........................................................

                                                                                                           SEQUENTIAL
 EXHIBIT                                            DESCRIPTION                                             PAGE NO.
---------  ---------------------------------------------------------------------------------------------   ----------
 10.24     -- Multiparty Agreement relating to Launch 2, entered into as of July 22, 1997, among
              Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to
              Exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997)........................................................................
 10.25     -- Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital
              International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989
              (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K,
              filed with the Commission on July 8, 1997).................................................
 10.26.1   -- Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra
              Investments, Inc. .........................................................................
 10.26.2   -- Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and
              Libra Investments, Inc. ...................................................................
 10.27     -- Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch,
              Pierce, Fenner & Smith Incorporated........................................................
 12.1      -- Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
              Dividends..................................................................................
 21.1      -- List of the Company's Subsidiaries........................................................
 23.1      -- Consent of Coopers & Lybrand L.L.P........................................................
 24.1      -- Power of Attorney (included on signature page)............................................
 27.1      -- Financial Data Schedule...................................................................

------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits, which are incorporated by reference to Registration No. 33-74782, have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

                              STATEMENT OF DIFFERENCES
                              ------------------------

The degree symbol shall be expressed as....................................  [d]
The dagger symbol shall be expressed as ...................................  'D'