Form 10-Q
period 1998-03-31
CD RADIO INC
filed 1998-05-15
CIK 908937

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

                         Commission file number 0-24710

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

                          1180 AVENUE OF THE AMERICAS,
                                   14TH FLOOR,
                            NEW YORK, NEW YORK 10036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  212-899-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


            SIXTH FLOOR, 2175 K STREET, N.W., WASHINGTON, D.C. 20037
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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


COMMON STOCK, $.001 PAR VALUE                           16,048,691 SHARES
--------------------------------------------------------------------------------
           (Class)                              (Outstanding as of May 13, 1998)

                                  CD RADIO INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                      INDEX


Part I - Financial Information

                                                                            Page
                                                                            ----

       Consolidated Statements of Operations (unaudited) for the three        1
          month periods ended March 31, 1998 and 1997 and for the period May 17, 1990 (date of inception) to March 31, 1998

       Consolidated Balance Sheets  (unaudited) as of March 31, 1998          2
          and December 31, 1997

       Consolidated Statements of Cash Flows (unaudited) for the three        3
          month periods ended March 31, 1998 and 1997 and for the period May 17, 1990 (date of inception) to March 31, 1998

       Notes to Consolidated Financial Statements (unaudited)                 4

       Management's Discussion and Analysis of Financial Condition and        5
          Results of Operations


Part II - Other Information                                                   8


Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                             Cumulative for
                                                                                                               the period
                                                                    Three Months Ended March 31,              May 17, 1990
                                                          -----------------------------------------------  (date of inception)
                                                                                                               to March 31,
                                                                   1998                    1997                    1998
                                                          ----------------------- ----------------------- -----------------------
Revenue                                                         $       --               $       --            $        --

Operating expenses:
     Legal, consulting and regulatory fees                         978,013                  307,439             11,463,421
     Other general and administrative                            1,338,018                  284,877             12,442,359
     Research and development                                       16,031                   19,603              1,989,012
     Write-off of investment in
       Sky-Highway Radio Corp.                                          --                       --              2,000,000
                                                                ----------               ----------             ----------
                  Total operating expenses                       2,332,062                  611,919             27,894,792
                                                                ----------               ----------             ----------

Other income (expense)
     Interest income                                             2,317,633                   59,681              6,720,114
     Interest expense                                           (5,822,931)                  (4,910)            (7,935,344)
                                                                ----------               ----------             ----------
                                                                (3,505,298)                  54,771             (1,215,230)
                                                                ----------               ----------             ----------

Net loss                                                        (5,837,360)                (557,148)           (29,110,022)
                                                                ----------               ----------             ----------

Preferred stock dividend                                        (4,781,430)                      --             (7,119,022)
Preferred stock deemed dividend                                         --                       --            (51,975,000)
Accretion of dividends in connection with the
     issuance of Warrants on Preferred Stock
                                                                (4,274,737)                      --             (4,274,737)
                                                                ----------               ----------             ----------

Net loss applicable to common stockholders                    $(14,893,527)             $  (557,148)          $(92,478,781)
                                                                ==========               ==========             ==========


Per common shares:
     Net loss                                                 $      (0.36)             $     (0.05)
     Preferred stock dividend requirements                           (0.30)                      --
     Accretion of dividends in connection with
       the issuance of Warrants on Preferred
       Stock                                                         (0.27)                      --
                                                                ----------               ----------
Net loss applicable to common stockholders
     (basic and diluted)                                      $      (0.93)             $     (0.05)
                                                                ==========               ==========

Weighted average common shares outstanding                      16,048,691               10,301,331
     (basic and diluted)                                        ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 March 31, 1998             December 31, 1997
                                                                          ---------------------------  ---------------------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                      $160,793,813                $170,381,220
   Prepaid expense and other                                                           814,556                     928,068
                                                                                  ------------                ------------
     Total current assets                                                          161,608,369                 171,309,288
                                                                                  ------------                ------------
Property and equipment, at cost:
   Satellite construction in process                                                56,018,000                  49,400,000
   Launch construction in process                                                   27,229,027                  10,884,804
   Technical equipment                                                                 254,200                     254,200
   Office equipment and other                                                          111,693                      96,345
   Demonstration equipment                                                              38,664                      38,664
                                                                                  ------------                ------------
                                                                                    83,651,584                  60,674,013
   Less accumulated depreciation                                                      (252,969)                   (243,031)
                                                                                  ------------                ------------
                                                                                    83,398,615                  60,430,982
Other assets:
   FCC license                                                                      83,346,000                  83,346,000
   Debt issue cost, net                                                              8,397,915                   8,617,398
   Deposits                                                                            103,793                     103,793
                                                                                  ------------                ------------
     Total other assets                                                             91,847,708                  92,067,191
                                                                                  ------------                ------------
     Total assets                                                                 $336,854,692                $323,807,461
                                                                                  ============                ============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                               179,192                     401,147
   Other                                                                                    --                      14,356
                                                                                  ------------                ------------
     Total current liabilities                                                         179,192                     415,503
Notes payable and accrued interest                                                 150,507,512                 131,386,610
Dividends payable                                                                    7,119,022                   2,337,592
                                                                                  ------------                ------------
     Total liabilities                                                             157,805,726                 134,139,705
                                                                                  ------------                ------------
Commitments and contingencies
10.5% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, 1,846,799 shares issued and outstanding at March 31, 1998 and
   December 31, 1997
   (liquidation preference of $184,679,900), at net carrying value                 108,203,918                 110,237,336
Stockholders' equity:
   Preferred stock, $0.001 par value, 50,000,000 shares authorized; 8,000,000 shares designated as 5% Delayed
     Convertible Preferred Stock; none issued or outstanding                                --                          --
   Common stock, $0.001 par value; 200,000,000 shares
     authorized;  and 16,048,691 shares issued and outstanding
     as of March 31, 1998 and December 31, 1997                                         16,049                      16,049
   Additional paid-in capital                                                       99,939,021                 102,687,033
   Deficit accumulated during the development stage                                (29,110,022)                (23,272,662)
                                                                                  ------------                ------------
     Total stockholders' equity                                                     70,845,048                  79,430,420
                                                                                  ------------                ------------
     Total liabilities and stockholders' equity                                   $336,854,692                $323,807,461
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

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                             Cumulative for
                                                                                                               the period
                                                                    Three Months Ended March 31,              May 17, 1990
                                                          -----------------------------------------------  (date of inception)
                                                                                                               to March 31,
                                                                   1998                    1997                    1998
                                                          ----------------------- ----------------------- -----------------------
Cash flows from development stage activities:
   Net Loss                                                  $  (5,837,360)            $   (557,148)         $ (29,110,022)
   Adjustments to reconcile net loss to net cash used in
     development stage activities:
     Depreciation expense                                            9,938                   10,571                263,068
     Amortization of debt issue costs                              219,483                       --                292,644
     Write off of investment in Sky-Highway Radio Corp.                 --                       --              2,000,000
     Accretion of notes payable charged as interest expense      5,603,448                       --              7,471,264
     Compensation expense in connection with issuance of
       stock options                                                    --                       --              2,163,625
     Common stock issued for services rendered                          --                       --                901,576
     Common stock options granted for services rendered                 --                       --                119,820
   Increase (decrease) in cash and cash equivalents
     resulting from changes in assets and liabilities:
     Prepaid expense and other                                     113,512                    2,810               (814,556)
     Due to related party                                               --                       --                350,531
     Deposits                                                           --                       --               (303,793)
     Accounts payable and accrued expenses                        (221,955)                  26,291                254,431
     Accrued interest and other liabilities                        (14,356)                  (5,218)                    --
                                                             -------------             ------------          -------------
       Net cash used in development stage activities              (127,290)                (522,694)           (16,411,412)
                                                             -------------             ------------          -------------
Cash flows from investing activities:
     Purchase of FCC license                                            --               (3,000,000)           (83,346,000)
     Payments for satellite construction                        (6,618,000)                      --            (55,918,000)
     Advance payments for launch services                       (2,826,769)                      --             (9,118,383)
     Capital expenditures                                          (15,348)                      --               (414,656)
     Acquisition of Sky-Highway Radio Corp.                             --                       --             (2,000,000)
                                                             -------------             ------------          -------------
       Net cash used in investing activities                    (9,460,117)              (3,000,000)          (150,797,039)
                                                             -------------             ------------          -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                          --                       --             85,379,320
   Proceeds from issuance of 5% Preferred Stock, net                    --                       --            120,517,811
   Proceeds from exercise of stock options                              --                   18,800                211,000
   Proceeds from exercise of stock warrants                             --                       --              4,589,088
   Proceeds from issuance of promissory note and Units                  --                       --            116,535,045
   Proceeds from issuance of promissory notes to related
     parties                                                            --                       --              2,965,000
   Repayment of promissory note                                         --                       --               (200,000)
   Repayment of promissory notes to related parties                     --                       --             (2,435,000)
   Loan from officer                                                    --                       --                440,000
                                                             -------------             ------------          -------------
       Net cash provided by financing activities                        --                   18,800            328,002,264
                                                             -------------             ------------          -------------
Net increase (decrease) in cash and cash equivalents            (9,587,407)              (3,503,894)           160,793,813
Cash and cash equivalents at the beginning of period           170,381,220                4,583,562                     --
                                                             -------------             ------------          -------------
Cash and cash equivalents at the end of period               $ 160,793,813             $  1,079,668          $ 160,793,813
                                                             =============             ============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

GENERAL

         The accompanying unaudited consolidated financial statements of CD Radio Inc. (the "Company") do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly reflect the Company's consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with the Company's consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1997 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC").

NET LOSS PER COMMON SHARE

         Net loss per common share is based on the weighted average number of common shares outstanding during such periods. Options and warrants granted by the Company have not been included in the calculation of net loss per share because such items were antidilutive. Since December 15, 1997, the Company is required to report earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). As long as the Company continues to experience net losses, there will be no impact on the Company's net loss per common share from adoption of SFAS No. 128. Earnings per share for all periods presented conform to SFAS No. 128.

COMPREHENSIVE INCOME

         In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires additional reporting with respect to certain changes in assets and liabilities that previously were included in stockholders' equity. The Company has no comprehensive income items to report for the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for internal operating decisions. There is no impact to the Company's March 31, 1998 financial statements from the adoption of this standard.

NON CASH TRANSACTIONS

         During the three months ended March 31, 1998, the Company borrowed a total of $13,240,000 under the loan agreements (the "AEF Agreements"), dated July 22, 1997, between the Company and Arianespace Finance S.A. Capitalized interest on these borrowings was $277,000 for the quarter. These amounts are reflected in the Launch Construction in Process and Notes Payable balances at March 31, 1998.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this report. Among the key factors that have a direct bearing on the Company's future results of operations are the potential risk of delay in implementing the Company's business plan; increased costs of construction and launch of necessary satellites; dependence on satellite construction and launch contractors; risk of launch failure; unproven market for the Company's proposed service; unproven applications of existing technology; and the Company's need for substantial additional financing.

OVERVIEW

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of three satellites, acquisition of content for its programming, strategic planning, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. In April 1997, the Company was the winning bidder in a FCC auction for one of two FCC Licenses with a winning bid of $83 million, of which $17 million was paid as a deposit. The Company paid the balance due the FCC in October 1997 and was awarded the FCC License on October 10, 1997. The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cashflow from operations will not be generated until late 2000 at the earliest. In addition, the Company will require substantial additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

         Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, the Company expects to derive additional revenues from providers of sports, news and talk programming for providing national distribution of their programming to CD Radio subscribers and from directly selling or bartering advertising time on the Company's sports, news and talk channels. To receive CD Radio, subscribers will need to purchase a radio card or S-band radio together with the associated miniature satellite dish antenna.

         The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and miniature satellite dish antennas, the Company expects to license its technology to manufacturers at no charge.

         The Company expects that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of the satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. The Company expects that the number of its employees will increase from 16 on March 31, 1998, to approximately 130 by the time it commences commercial operations.

         In addition to funding initial operating losses, the Company will require funds for working capital, interest and financing costs on borrowings and capital expenditures. The Company's interest expense will increase significantly as a result of the issuance in November 1997 of Units (the "Units") consisting of the Company's 15% Senior Secured Discount Notes due 2007 ("Senior Secured Notes") and warrants (the "Warrants") to purchase additional Senior Secured Notes. However, a substantial portion of this indebtedness will not require cash payments of interest until 2003.

         On March 31, 1998, the Company signed a lease (the "Lease") for the 36th and 37th floors and certain portions of the roof and basement at 1221 Avenue of the Americas, New York, New York, to house the Company's new headquarters and National Broadcast Studio. The Company will use portions of the roof to install and maintain satellite transmission equipment and will use a portion of the 8th floor setback to install an emergency electric power generator. The term of the Lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. The Company also has a right of first refusal, from and after the third anniversary of the commencement date, to lease any full floor which becomes available on floors 27 through 37 of the building at fair market value. The initial annual rental beginning October 1, 1998 is approximately $4 million, with specified increases and escalations based on operating expenses.

         In April 1998, the Company entered into an agreement with Lucent Technologies, Inc. ("Lucent") for the development and manufacture of a chip set that will be the essential element of S-band radios and of a plug and play adapter card ("radio card") that will enable consumers to receive CD Radio in their cars through existing cassette and CD players.

RESULTS OF OPERATIONS

         The Company recorded net losses of $5,837,000 and $557,000 for the three months ended March 31, 1998 and 1997, respectively. The Company's total operating expenses were $2,332,000 and $612,000 for the three months ended March 31, 1998 and 1997, respectively.

         Legal, consulting and regulatory fees increased for the three months ended March 31, 1998 to $978,000 from $307,000 for the three months ended March 31, 1997. The increase in the level of expenditures is the result of greater consulting expenses due to the accelerated execution of the Company's business plan.

         Research and development costs were $16,000 and $20,000 for the three months ended March 31, 1998 and 1997, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the three months ended March 31, 1998 to $1,338,000 from $285,000 for the three months ended March 31, 1997. General and administrative activities have grown as the Company continues to expand its management team and the workforce necessary to develop and commence the broadcast of CD Radio.

         The increase of interest income to $2,318,000 for the three months ended March 31, 1998, from $60,000 in the three months ended March 31, 1997, was the result of a higher average cash balance during the first quarter of 1998. The cash and cash equivalents on hand were primarily obtained from the public offerings of 3,050,000 shares of common stock (the "Common Stock Offering") and the Units (the "Units Offering") completed in November 1997, as well as the sale to Space Systems/Loral ("Loral") of $25 million of Common Stock in August 1997.

         Interest expense, net of capitalized interest, increased to $5,823,000 for the three months ended March 31, 1998, from $5,000 in the 1997 period. This increase was primarily due to interest expense accruing on the Senior Secured Notes. No cash interest on the Senior Secured Notes will be paid until June 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of approximately $161,429,000 compared with $170,894,000 at December 31, 1997. The decrease in working capital was primarily the result of payments for satellite construction, advance payments for launch services and operating expenses exceeding interest income during the period. The cash and cash equivalents on hand were primarily obtained from the Common Stock Offering and the Units Offering completed in November 1997, as well as the sale to Loral of $25 million of Common Stock in August 1997.

FUNDING REQUIREMENTS

         The Company is a development stage company and as such will continue to require substantial amounts of continued outside financing to acquire and develop its assets and commence commercial operations. The Company estimates that it will require approximately $648.5 million to develop and commence commercial operation of CD Radio by the end of 1999. Of this amount, the Company has raised approximately $446.4 million (including commitments under the AEF Agreements referred to below), leaving anticipated additional cash needs of approximately $202.1 million to fund its operations through 1999. The Company anticipates additional cash requirements of approximately $100 million to fund its operations through the first full year of operations. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities, or a combination thereof. Furthermore, if the Company were to exercise its option under the Loral Satellite Contract to purchase and deploy an additional satellite, substantial additional funds would be required.

         To build and launch the satellites necessary for the operations of CD Radio, the Company has entered into the Loral Satellite Contract and the Arianespace Launch Service Agreement. The Loral Satellite Contract provides for Loral to construct for the Company three satellites, two of which the Company intends to launch and the third of which will be kept in reserve as a spare, and includes an option granted to the Company to purchase a fourth satellite. Under the Arianespace Launch Service Agreement, Arianespace has agreed to launch two of the Company's satellites into orbit. The Company is committed to make aggregate payments of $275.8 million under the Loral Satellite Contract and of $176.0 million under the Arianespace Launch Service Agreement. As of March 31, 1998 the Company has made aggregate payments of $56 million to Loral. Under the Loral Satellite Contract, with the exception of a payment made at the time of the signing of the Loral Satellite Contract in March 1993, payments are to be made in 22 installments commencing in April 1997 and ending in November 2000, the expected delivery date for the third satellite. Approximately half of these payments are contingent on Loral meeting specified milestones in the manufacture of the three satellites. In addition, Loral has agreed to defer a total of $20.4 million of the contract price, which is to be paid in four equal installments of $5.1 million commencing November 2001 until March 2003, subject to the completion of certain milestones. Amounts due under the Arianespace Launch Service Agreement, except for payments made for each of the two launches prior to the execution of the Arianespace Launch Service Agreement, are payable on various dates between November 1997 and July 1999 for the first launch, and, for the second launch, are payable on various dates between February 1998 and the earlier of October 1999 or ten days prior to the second launch. As of March 31, 1998, the Company had made payments of $27 million to Arianespace.

         The Company also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. The Company's interest expense will increase significantly as a result of its financing plan; however, a substantial portion of its planned indebtedness will not require cash payments of interest for some time. The Senior Secured Notes do not require cash payments until June 2003. Interest on funds borrowed by the Company under the AEF Agreements is deferred until repayment of such amounts. The Company believes that its working capital at March 31, 1998 is sufficient to fund planned operations and construction of its satellite system through the first quarter of 1999.

SOURCES OF FUNDING

         To date the Company has funded its capital needs through the issuance of debt and equity. As of March 31, 1998, the Company had received a total of $221.5 million in equity capital. A significant portion of the Company's equity capital was received in 1997 as a result of the Company's issuance of 5,400,000 shares of 5% Delayed Convertible Preferred Stock (the "5% Preferred Stock") and 4,955,488 shares of Common Stock resulting in net proceeds of $121 million and $71 million, respectively. Of the total shares of common stock sold, 1,905,488 shares were sold to Loral in August 1997 and 3,050,000 shares were sold to the public in the Common Stock Offering in November 1997. In November 1997, the Company exchanged (the "Exchange Offer") 1,846,799 shares of its newly issued 10 1/2% Series C Convertible Preferred Stock ("Series C Preferred Stock") for all of the previously outstanding shares of 5% Preferred Stock. The Company received no proceeds from the Exchange Offer.

         In November 1997, the Company also received net proceeds of $116 million from the issuance of 12,910 Units, each Unit consisting of $20,000 aggregate principal amount at maturity of Senior Secured Notes and a Warrant to purchase additional Senior Secured Notes with an aggregate principal amount at maturity of $3,000. All Warrants were exercised in 1997. The aggregate value at maturity of the Senior Secured Notes originally issued and Senior Secured Notes resulting from the exercise of Warrants is $258 million and $38 million, respectively. The Senior Secured Notes mature on November 15, 2007 with the first cash interest payment due in June 2003. The Indenture under which the Senior Secured Notes were issued (the "Indenture") contains certain limitations on the Company's ability to incur additional indebtedness. The Senior Secured Notes are secured by a pledge of the stock of Satellite CD Radio, Inc., the subsidiary of the Company that holds the Company's FCC License.

         On July 22, 1997, the Company entered into two loan agreements (collectively, the "AEF Agreements") with Arianespace France, S.A. ("AEF"), a subsidiary of Arianespace, to finance approximately $105 million of the estimated $176 million price of the launch services to be provided by Arianespace. Under these agreements, the Company is able to borrow funds to meet the progress payments due to Arianespace for the construction of each launch vehicle and other launch costs (the "Tranche A Loans"). The Company has the opportunity, upon satisfying a variety of conditions specified in the AEF Agreements, to convert up to $80 million of the Tranche A loans into term loans (the "Tranche B Loans"). If not converted, or the Company is unable to comply with the terms and covenants of the Tranche B Loans, the Company will be required to repay the loans in full, together with accrued interest and all fees and other amounts due, approximately three months before the applicable launch date, which will be prior to the time CD Radio commences commercial operations. There can be no assurance that the Company will have sufficient funds to make such repayment. As of March 31, 1998, the Company had borrowed approximately $18 million under the AEF Agreements.

         The AEF Agreements impose certain restrictions on the Company's ability to incur additional indebtedness, make investments or permit liens on certain assets of the Company, other than liens in favor of AEF. If AEF determines that the Tranche A Loans are eligible for conversion into Tranche B Loans, the Company will also be subject to provisions restricting its ability to change its capital structure or organizational documents or to merge, consolidate or combine with another entity. If the Tranche A Loans are converted, the Company's obligations to AEF will be secured by a lien on specified assets of the Company, including the satellites and, to the extent permitted by applicable law, the FCC License. In addition, the Indenture permits indebtedness under the AEF Agreements to be secured on a PARI PASSU basis with the Notes by a first priority security interest in the stock (the "Pledged Stock") of Satellite CD Radio, Inc.

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

         In the event of a satellite or launch failure, the Company will be required to pay Loral the full- deferred amount for the affected satellite no later than 120 days after the date of the failure. If the Company should elect to put a satellite into ground storage, rather than having it shipped to the launch site, the full- deferred amount for the affected satellite will become due within 60 days of such election.

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

         The Company expects it will require an additional $202.1 million in financing through 1999. However, there can be no assurance that the Company's actual cash requirements will not increase. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that it will be able to do so in a timely fashion. The Indenture contains, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting the ability of the Company to incur additional indebtedness. The issuance by the Company of additional equity securities could cause substantial dilution of the interest in the Company of the Company's current stockholders. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

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

                                    PART II

                                OTHER INFORMATION


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities

                           On January 21, 1998, the Company filed a Certificate
             of Correction of the Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of its 10- 1/2% Series C Convertible Preferred Stock ("Series C Preferred Stock"), pursuant to Section 103(f) of the Delaware General Corporation Law, in order to, among other things, clarify that the number of shares of Series C Preferred Stock that the Company was authorized to issue was 2,000,000 shares, and that dividends on the Series C Preferred Stock accrue quarterly at the rate of 2.625% of the sum of (x) the liquidation preference and (y) all accrued and unpaid dividends, whether or not declared, from the date of issuance of the Series C Preferred Stock to the applicable dividend payment date.

                           On April 20, 1998, the Company filed a Certificate of
             Increase under Section 151(g) of the Delaware General Corporation Law which had the effect of increasing the number of shares of Series C Preferred Stock that the Company is authorized to issue from 2,000,000 to 2,025,000.

Item 3.      Defaults upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the "S-1 Registration Statement")).
3.2             Amended and Restated By-Laws (incorporated by reference to
                Exhibit 3.2 to the S-1 Registration Statement).
3.3 Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the "1996 Form 10-K")).
3.4 Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Commission on October 30, 1997 (the "Form 8-A")).
3.5.1 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 10 1/2% Series C Convertible Preferred Stock (the "Series C Certificate of Designations") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-34761) (the "S-4 Registration Statement")).
3.5.2           Certificate of Correction of the Series C Certificate of
                Designations.
3.5.3           Certificate of Increase of 10-1/2% Series C Convertible
                Preferred Stock.

3.6 Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement).
4.1 Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).
4.2 Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).
4.3 Form of Certificate for Shares of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement).
4.4 Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A).
4.5 Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to Form 8-A).
4.6 Indenture, dated as of November 26, 1997, between the Company and IB.. Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the "Units Registration Statement")).
4.7 Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).
4.8 Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IB. Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units Registration Statement).
4.9 Warrant Agreement, dated as of November 26, 1997, between the Company and IB. Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration Statement).
4.10 Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).
4.11 Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997).
4.12 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997).
10.1 Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).
10.2.1 Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.2.2 Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and Batchelder & Partners, Inc. (Incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997)
10.3.1 Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert D. Briskman (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration Statement).
10.3.2 Amendment No. 1 to Proprietary Information and Non Competition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1 Registration Statement.)
10.4.1 Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.1 to the S-1 Registration Statement) (+).
10.4.2 Amendment No. 1 to Satellite Construction Agreement, effective March 2, 1994, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.2 to the S-1 Registration Statement) (+).
10.4.3 Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.3 to the S-1 Registration Statement) (+).
10.4.4 Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).
10.4.5 Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).
10.4.6 Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).
10.4.7 Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.7 to the 1996 Form 10-K).

10.4.8 Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.8 to the 1996 Form 10-K).
10.4.9 Amendment No. 9 to Satellite Construction Agreement, effective February 26, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.9 to the 1996 Form 10-K).
10.4.10 Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.10 to the 1996 Form 10-K).
10.4.11 Amendment No. 12 to Satellite Construction Agreement, effective April 25, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).
10.4.12 Amendment No. 13 to Satellite Construction Agreement, effective April 28, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).
10.4.13 Amendment No. 14 to Satellite Construction Agreement, effective June 30, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).
10.4.14 Amendment No. 15 to Satellite Construction Agreement, effective July 31, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997).
10.4.15 Amendment No. 16 to Satellite Construction Agreement, effective August 4, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997).
10.5 Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).
10.6.1 Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).
10.6.2 Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman.
10.7.1 Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.1 to the S-1 Registration Statement).
10.7.2 Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.2 to the S-1 Registration Statement).
10.7.3 Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.3 to the S-1 Registration Statement).
10.7.4 Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1996).
10.7.5 Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1995).
10.7.6 Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.10.6 to the 1996 Form 10-K).
10.8.1 Employment and Noncompetition Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.1 to the S-1 Registration Statement).
10.8.2 First Amendment to Employment Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.2 to the S-1 Registration Statement).
10.9.1 Employment and Noncompetition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).
10.9.2 First Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).
10.9.3 Second Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).
10.10 Employment and Noncompetition Agreement, dated as of July 10, 1997, between the Company and Andrew J. Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.11 Employment and Noncompetition Agreement, dated as of April 16, 1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

10.12 Employment and Noncompetition Agreement, dated as of April 28, 1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).
10.13 Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).
10.14           1994 Stock Option Plan (incorporated by reference to Exhibit
                10.21 to the S-1 Registration Statement).
10.15 Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K).
10.16.1 Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).
10.16.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee.
10.17 Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).
10.18           1995 Stock Compensation Plan (incorporated by reference to
                Exhibit 10.37 to the 1995 Form 10-K).
10.19.1 Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.19.2 First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
10.19.3 Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
10.20 Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997).
10.21.1 Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace Finance S.A., relating to Launch 1 (the "Arianespace Loan Agreement 1") (incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.21.2 Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.22 Multiparty Agreement relating to Launch 1, entered into as of July 22, 1997, among Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.23.1 Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace Finance S.A., relating to Launch 2 (the "Arianespace Loan Agreement 2") (incorporated by reference to Exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.23.2 Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.24 Multiparty Agreement relating to Launch 2, entered into as of July 22, 1997, among Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.25 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 8, 1997)
10.26.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
10.26.2 Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
10.27 Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.28 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (+)
27.1            Financial Data Schedule.


(+) Portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         (b)    Reports on 8-K

                None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CD RADIO INC.


Date: May 14, 1998                       By:_________________________________
                                            David Margolese
                                            Chairman and Chief Executive Officer



Date: May 14, 1998                       By:_________________________________
                                            Andrew J. Greenbaum
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal financial officer)

                               INDEX OF EXHIBITS


3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the "S-1 Registration Statement")).
3.2             Amended and Restated By-Laws (incorporated by reference to
                Exhibit 3.2 to the S-1 Registration Statement).
3.3 Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to Exhibit 10.24 to the Form 10-K/A for the year ended December 31, 1996 (the "1996 Form 10-K")).
3.4 Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Commission on October 30, 1997 (the "Form 8-A")).
3.5.1 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 10 1/2% Series C Convertible Preferred Stock (the "Series C Certificate of Designations") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-34761) (the "S-4 Registration Statement")).
3.5.2           Certificate of Correction of the Series C Certificate of
                Designations.
3.5.3           Certificate of Increase of 10-1/2% Series C Convertible
                Preferred Stock.
3.6 Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement).
4.1 Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).
4.2 Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).
4.3 Form of Certificate for Shares of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement).
4.4 Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A).
4.5 Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to Form 8-A).
4.6 Indenture, dated as of November 26, 1997, between the Company and IB.. Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the "Units Registration Statement")).
4.7 Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).
4.8 Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IB. Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units Registration Statement).

4.9 Warrant Agreement, dated as of November 26, 1997, between the Company and IB. Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration Statement).
4.10 Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).
4.11 Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997).
4.12 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997).
10.1 Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).
10.2.1 Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.2.2 Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 4.11 to the Form 10-K for the year ended December 31, 1997)
10.3.1 Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert D. Briskman (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration Statement).
10.3.2 Amendment No. 1 to Proprietary Information and Non Competition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1 Registration Statement.)
10.4.1 Satellite Construction Agreement, dated March 2, 1993, between Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.1 to the S-1 Registration Statement) (+).
10.4.2 Amendment No. 1 to Satellite Construction Agreement, effective March 2, 1994, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.2 to the S-1 Registration Statement) (+).
10.4.3 Amendment No. 2 to Satellite Construction Agreement, effective March 8, 1994, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.3 to the S-1 Registration Statement) (+).
10.4.4 Amendment No. 3 to Satellite Construction Agreement, effective February 12, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.9.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).
10.4.5 Amendment No. 4 to Satellite Construction Agreement, effective June 18, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

10.4.6 Amendment No. 5 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.8.6 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).
10.4.7 Amendment No. 6 to Satellite Construction Agreement, effective August 26, 1996, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.7 to the 1996 Form 10-K).
10.4.8 Amendment No. 8 to Satellite Construction Agreement, effective January 29, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.8 to the 1996 Form 10-K).
10.4.9 Amendment No. 9 to Satellite Construction Agreement, effective February 26, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.9 to the 1996 Form 10-K).
10.4.10 Amendment No. 11 to Satellite Construction Agreement, effective March 24, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.5.10 to the 1996 Form 10-K).
10.4.11 Amendment No. 12 to Satellite Construction Agreement, effective April 25, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).
10.4.12 Amendment No. 13 to Satellite Construction Agreement, effective April 28, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).
10.4.13 Amendment No. 14 to Satellite Construction Agreement, effective June 30, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 10.4.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).
10.4.14 Amendment No. 15 to Satellite Construction Agreement, effective July 31, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997).
10.4.15 Amendment No. 16 to Satellite Construction Agreement, effective August 4, 1997, between the Space Systems/Loral, Inc. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 1997).
10.5 Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).
10.6.1 Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).
10.6.2 Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman.

10.7.1 Launch Reservation Agreement, dated September 20, 1993, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.1 to the S-1 Registration Statement).
10.7.2 Modification of Launch Reservation Agreement, dated April 1, 1994, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.2 to the S-1 Registration Statement).
10.7.3 Second Modification of Launch Reservation Agreement, dated August 10, 1994, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.15.3 to the S-1 Registration Statement).
10.7.4 Third Modification of Launch Reservation Agreement, dated November 8, 1995, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1996).
10.7.5 Fourth Modification of Launch Reservation Agreement, dated August 30, 1996, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.14.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1995).
10.7.6 Fifth Modification of Launch Reservation Agreement, dated December 10, 1996, between the Company and Arianespace S.A. (incorporated by reference to Exhibit 10.10.6 to the 1996 Form 10-K).
10.8.1 Employment and Noncompetition Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.1 to the S-1 Registration Statement).
10.8.2 First Amendment to Employment Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.2 to the S-1 Registration Statement).
10.9.1 Employment and Noncompetition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).
10.9.2 First Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).
10.9.3 Second Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).
10.10 Employment and Noncompetition Agreement, dated as of July 10, 1997, between the Company and Andrew J. Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.11 Employment and Noncompetition Agreement, dated as of April 16, 1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

10.12 Employment and Noncompetition Agreement, dated as of April 28, 1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).
10.13 Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).
10.14           1994 Stock Option Plan (incorporated by reference to Exhibit
                10.21 to the S-1 Registration Statement).
10.15 Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the 1995 Form 10-K).
10.16.1 Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).
10.16.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee.
10.17 Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).
10.18           1995 Stock Compensation Plan (incorporated by reference to
                Exhibit 10.37 to the 1995 Form 10-K).
10.19.1 Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
10.19.2 First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
10.19.3 Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
10.20 Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997).

10.21.1 Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace Finance S.A., relating to Launch 1 (the "Arianespace Loan Agreement 1") (incorporated by reference to Exhibit 10.11.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.21.2 Amendment No. 1 and Waiver to Arianespace Loan Agreement 1, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.22 Multiparty Agreement relating to Launch 1, entered into as of July 22, 1997, among Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.23.1 Arianespace Customer Loan Agreement, dated as of July 22, 1997, between the Company and Arianespace Finance S.A., relating to Launch 2 (the "Arianespace Loan Agreement 2") (incorporated by reference to Exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.23.2 Amendment No. 1 and Waiver to Arianespace Loan Agreement 2, dated as of July 22, 1997, between Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.1.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.24 Multiparty Agreement relating to Launch 2, entered into as of July 22, 1997, among Arianespace S.A., Arianespace Finance S.A. and the Company (incorporated by reference to Exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).
10.25 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 8, 1997)
10.26.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
10.26.2 Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.27 Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.26.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)
10.28 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (+)
27.1            Financial Data Schedule.