Form 10-Q
period 1998-06-30
CD RADIO INC
filed 1998-08-14
CIK 908937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

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

                           1180 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

            Common stock, $.001 par value                      17,619,456 shares
--------------------------------------------------------------------------------
                      (Class)                (Outstanding as of August 11, 1998)

                                  CD RADIO INC.
                        (A Development Stage Enterprise)


                                      INDEX


                                                                            Page
Part I - Financial Information

     Consolidated Statements of Operations (unaudited) for the three          1
     and six month periods ended June 30, 1998 and 1997 and for the period May 17, 1990 (date of inception) to June 30, 1998


     Consolidated Balance Sheets (unaudited) as of June 30, 1998              2
     and December 31, 1997


     Consolidated Statements of Cash Flows (unaudited) for the three          3
     and six month periods ended June 30, 1998 and 1997 and for the period May 17, 1990 (date of inception) to June 30, 1998


     Notes to Consolidated Financial Statements (unaudited)                   4


     Management's Discussion and Analysis of Financial Condition and          6
     Results of Operations


Part II - Other Information                                                  14

     Signatures                                                              16

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                                                                      for the period
                                                                                                                       May 17, 1990
                                                                                                                         (date of
                                                                                                                        inception)
                                                                                                                        to June 30,
                                                For the Three Months Ended June 30,  For the Six Months Ended June 30,     1998
                                                ----------------------------------   --------------------------------   ------------
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
Revenue                                           $           -    $           -    $           -    $           -    $           -
Operating expenses:
    Legal, consulting and
       regulatory fees                                  949,000        1,009,000        1,928,000        1,246,000       12,413,000
    Other general and administrative                  1,929,000          566,000        3,267,000          847,000       14,372,000
    Research and development                              5,000           16,000           21,000           35,000        1,994,000
    Special charges                                  25,682,000                -       25,682,000                -       27,682,000
                                                  -------------    -------------    -------------    -------------    -------------
       Total operating expenses                      28,565,000        1,591,000       30,898,000        2,128,000       56,461,000
                                                  -------------    -------------    -------------    -------------    -------------
Other income (expense):
    Interest and investment income                    1,585,000        1,237,000        3,903,000        1,298,000        8,305,000
    Interest expense                                 (3,159,000)               -       (8,982,000)          (5,000)     (11,094,000)
                                                  -------------    -------------    -------------    -------------    -------------
                                                     (1,574,000)       1,237,000       (5,079,000)       1,293,000       (2,789,000)
                                                  -------------    -------------    -------------    -------------    -------------
Income taxes                                            (38,000)               -          (38,000)               -          (38,000)
                                                  -------------    -------------    -------------    -------------    -------------
Net loss                                            (30,177,000)        (354,000)     (36,015,000)        (835,000)     (59,288,000)
                                                  -------------    -------------    -------------    -------------    -------------
Preferred stock dividend                             (4,438,000)               -       (9,219,000)               -      (11,557,000)

Preferred stock deemed dividend                               -      (43,313,000)               -      (43,313,000)     (51,975,000)
Accretion of dividends in connection with the
    issuance of warrants on preferred stock          (2,097,000)               -       (6,372,000)               -       (6,372,000)
                                                  -------------    -------------    -------------    -------------    -------------
Net loss applicable to common stockholders        $ (36,712,000)   $ (43,667,000)   $ (51,606,000)   $ (44,148,000)   $(129,192,000)
                                                  =============    =============    =============    =============    =============
Per common shares:
    Net Loss                                      $       (1.79)   $       (0.03)   $       (2.18)   $       (0.08)
    Preferred stock dividend requirements                 (0.26)           (4.20)           (0.56)           (4.20)
    Accretion of dividends in connection with the
    issuance of warrants on preferred stock               (0.13)               -            (0.39)               -
                                                  -------------    -------------    -------------    -------------
Net loss applicable to common stockholders (basic
    and diluted)                                  $       (2.18)   $       (4.23)   $       (3.13)   $       (4.28)
                                                  -------------    -------------    -------------    -------------
Weighted average common shares
    outstanding (basic and diluted)                  16,826,000       10,313,000       16,493,000       10,307,000
                                                  =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS


                                                              June 30,          December 31,
                    ASSETS                                      1998                1997
                                                       -------------------- ------------------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                            $        64,741,000  $         900,000
  Marketable securities, at market                              65,884,000        169,482,000
  Prepaid expense and other                                      1,602,000            928,000
                                                       -------------------- ------------------
     Total current assets                                      132,227,000        171,310,000
                                                       -------------------- ------------------
Property and equipment, at cost:
  Satellite construction in process                             63,807,000         49,400,000
  Launch construction in process                                 9,000,000         10,885,000
  Broadcast studio in process                                       95,000                  -
  Technical equipment                                              254,000            254,000
  Office equipment and other                                       149,000             96,000
  Demonstration equipment                                           39,000             39,000
                                                       -------------------- ------------------
                                                                73,344,000         60,674,000
  Less accumulated depreciation                                   (264,000)          (243,000)
                                                       -------------------- ------------------
                                                                73,080,000         60,431,000
                                                       -------------------- ------------------
Other assets:
  FCC license                                                   83,346,000         83,346,000
  Debt issue cost, net                                           8,519,000          8,617,000
  Deposits                                                         727,000            104,000
                                                       -------------------- ------------------
     Total other assets                                         92,592,000         92,067,000
                                                       -------------------- ------------------
  Total assets                                                $297,899,000       $323,808,000
                                                       -------------------- ------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $         2,554,000  $         401,000
  Other                                                                  -             15,000
                                                       -------------------- ------------------
     Total current liabilities                                   2,554,000            416,000
Notes payable and accrued interest                             138,369,000        131,387,000
Dividends payable                                               10,458,000          2,338,000
                                                       -------------------- ------------------
     Total liabilities                                         151,381,000        134,141,000
                                                       -------------------- ------------------

Commitments and contingencies

10.5% Series C Convertible Preferred Stock,
  no par value: 2,025,000 shares authorized,
  1,568,561 and 1,846,799 shares issued and outstanding
  at June 30, 1998 and December 31, 1997,
  respectively (liquidation preferences of
  $156,856,100 and $184,679,900), at net carrying value         93,629,000        110,237,000

Stockholders' equity:
  Preferred stock, $0.001 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as 5% Delayed
    Convertible Preferred Stock; none issued or outstanding              -                  -
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; and 17,608,456 and 16,048,691 shares issued
    and outstanding as of June 30, 1998 and December 31, 1997,
    respectively                                                    18,000             16,000
  Additional paid-in capital                                   112,159,000        102,687,000
  Deficit accumulated during the development stage             (59,288,000)       (23,273,000)
                                                       -------------------- ------------------
    Total stockholders' equity                                  52,889,000         79,430,000
                                                       -------------------- ------------------
  Total liabilities and stockholders' equity           $       297,899,000  $     323,808,000
                                                       ===================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                     Cumulative for
                                                                                                                       the period
                                                                                                                      May 17, 1990
                                                                                                                       (date of
                                                                                                                       inception)
                                                                               For the Six Months Ended June 30,    to June 30, 1998
                                                                               ---------------------------------    ----------------
                                                                                       1998               1997
                                                                                       ----               ----
Cash flows from development stage activities:
     Net loss                                                                  $(36,015,000)      $   (835,000)        $(59,288,000)
     Adjustments to reconcile net loss to net cash provided by
      (used in) development stage activities:
          Depreciation expense                                                       21,000             20,000              275,000
          Amortization of debt issue costs                                           98,000                  -              171,000
          (Gain) loss on marketable securities                                      310,000                  -             (314,000)
          Special charges                                                        23,557,000                  -           25,557,000
          Accretion of note payable charged as interest expense                  11,335,000                  -           13,203,000
          Sales (purchases) of marketable securities, net                       103,288,000                  -          (65,570,000)
          Compensation expense in connection with issuance of
          stock options                                                                   -                  -            2,164,000
          Common stock issued for services rendered                                       -                  -              902,000
          Common stock options granted for services rendered                              -                  -              120,000
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
          Prepaid expense and other                                                (675,000)          (438,000)          (1,603,000)
          Due to related party                                                            -                  -              351,000
          Deposits and other assets                                                (623,000)                 -             (927,000)
          Accounts payable and accrued expenses                                   2,135,000             56,000            2,611,000
          Accrued interest and other liabilities                                          -            (10,000)              14,000
                                                                               ------------       ------------         ------------
            Net cash provided by (used in) development stage
            activities                                                          103,431,000         (1,207,000)         (82,334,000)
                                                                               ------------       ------------         ------------

Cash flows form investing activities:
     Purchase of FCC license                                                              -        (16,669,000)         (83,346,000)
     Payments for satellite construction                                        (14,407,000)        (6,500,000)         (63,707,000)
     Designated cash                                                                      -        (66,677,000)                   -
     Payments for launch services                                               (25,071,000)        (3,420,000)         (31,363,000)
     Capital expenditures                                                          (148,000)            (5,000)            (547,000)
     Acquisition of Sky-Highway Radio Corp.                                               -                  -           (2,000,000)
                                                                               ------------       ------------         ------------
            Net cash used in investing activities                               (39,626,000)       (93,271,000)        (180,963,000)
                                                                               ------------       ------------         ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                          -                  -           85,379,000
     Proceeds from issuance of 5% Preferred Stock, net                                    -        120,052,000          120,518,000
     Proceeds from exercise of stock options                                         36,000             26,000              247,000
     Proceeds from exercise of stock warrants                                             -                  -            4,589,000
     Proceeds from issuance of promissory note and Units                                  -                  -          116,535,000
     Proceeds from issuance of promissory notes to related
       parties                                                                            -                  -            2,965,000
     Repayment of promissory note                                                         -                  -             (200,000)
     Repayment of promissory notes to related parties                                     -                  -           (2,435,000)
     Loan from officer                                                                    -                  -              440,000
                                                                               ------------       ------------         ------------
            Net cash provided by financing activities                                36,000        120,078,000          328,038,000
                                                                               ------------       ------------         ------------
     Net increase in cash and cash equivalents                                   63,841,000         25,600,000           64,741,000
Cash and cash equivalents at the beginning of period                                900,000          4,584,000                    -
                                                                               ------------       ------------         ------------
Cash and cash equivalents at the end of period                                 $ 64,741,000       $ 30,184,000         $ 64,741,000
                                                                               ============       ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

Net Loss Per Share

         Net loss per common share is based on the weighted average number of common shares outstanding during such periods. Options and warrants granted by the Company have not been included in the calculation of net loss per share because such items were antidilutive. Since December 15, 1997, the Company is required to report earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). As long as the Company continues to experience net losses, there will be no impact on the Company's net loss per share from adoption of SFAS No. 128. Earnings per share for all periods presented conform to SFAS No. 128.

Comprehensive Income

         In 1997, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in stockholders' equity. The Company has no comprehensive income items to report for the current presentation.

Recent Accounting Pronouncements

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for internal operating decisions. There is no impact to the Company's June 30, 1998 financial statements from the adoption of this standard.

Marketable Securities

         Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $11,000 and $624,000 at June 30, 1998 and December 31, 1997, respectively.

Special Charges

         During the quarter ended June 30, 1998, the Company decided to enhance its satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. The Company recorded special charges totaling approximately $25.7 million related primarily to the termination of such contracts.

Reclassifications

         Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

                          CD RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed in this report and under the caption "Special Note Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Among the key factors that have a direct bearing on the Company's future results of operations are the potential risk of delay in implementing the Company's business plan; increased costs of construction and launch of necessary satellites; dependence on satellite construction and launch contractors; risk of launch failure; unproven market for the Company's proposed service; unproven applications of existing technology; and the Company's need for substantial additional financing.

Overview

         The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio broadcasts, commencement of construction of four satellites, acquisition of content for its programming, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cashflow from operations will not be generated until late 2000 at the earliest. In addition, the Company will require substantial additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

         Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be approximately $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, the Company expects to derive additional revenues from providers of sports, news and talk programming for providing national distribution of their programming to CD Radio subscribers or from directly selling or bartering advertising time on the Company's sports, news and talk channels. To receive CD Radio, subscribers will need to purchase a new generation of radios capable of receiving S-band as well as AM and FM signals ("S-band radios") or a plug and play adapter card (a "radio card") that will enable consumers to receive CD Radio in their cars by inserting the radio card into existing cassette and CD players together with the associated miniature satellite dish antenna. The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and miniature satellite dish antennas, the Company expects to license its technology to its manufacturers at no charge.

         The Company expects that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of the satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. The Company expects that the number of its employees will increase from 29, as of August 3, 1998, to approximately 140 by the time it commences commercial operations.

         In addition to funding initial operating losses, the Company will require funds for working capital, interest and financing costs on borrowings and capital expenditures. The Company's interest expense will increase significantly as a result of the issuance in November 1997 of Units (the "Units") consisting of the Company's 15% Senior Secured Discount Notes due 2007 (the "Senior Notes") and warrants (the "Warrants") to purchase additional Senior Notes and additional debt which will be incurred in the future. However, a substantial portion of this indebtedness will not require cash payments of interest and principal for some time.

Results of Operations

         Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

         The Company recorded net losses of $30,177,000 and $354,000 for the three months ended June 30, 1998 and 1997, respectively. The Company's total operating expenses were $28,565,000 and $1,591,000 for the three months ended June 30, 1998 and 1997, respectively. In the 1998 quarter, the Company decided to enhance its satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. The Company recorded special charges totaling approximately $25.7 million related primarily to the termination of such contracts. Excluding these special charges, the Company recorded a net loss of $4,495,000 and operating expenses of $2,883,000 for the three months ended June 30, 1998.

         Legal, consulting and regulatory fees decreased to $949,000 in the quarter ended June 30, 1998 from $1,009,000 in the quarter ended June 30, 1997. In the 1998 quarter, the Company was working to finalize its new satellite construction and launch contract and its chip set manufacturing agreement, while during the 1997 quarter, the Company was working to obtain its FCC license and to finalize its original satellite construction and launch contracts. The major components of these fees in the 1998 quarter were legal (41%), consulting (55%) and regulatory (4%), while in the 1997 quarter the major components were legal (55%), consulting (40%) and regulatory (5%).

         Research and development costs were $5,000 and $16,000 for the three months ended June 30, 1998 and 1997, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the three months ended June 30, 1998 to $1,929,000 from $566,000 for the three months ended June 30, 1997. General and administrative costs have increased as the Company continues to expand its management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of other general and administrative costs in the 1998 quarter were salaries and employment related costs (51%) and rent and occupancy costs (26%), while in the 1997 quarter the major components were salaries and employment related costs (54%) and rent and occupancy costs (22%). The remaining portion of other general and administrative costs (24% in the 1998 quarter and 23% in the 1997 quarter) consists of other costs such as insurance, travel, depreciation and supplies, with no amount exceeding 10% of the total.

         Interest income increased to $1,585,000 for the three months ended June 30, 1998, from $1,237,000 in the three months ended June 30, 1997 as a result of a higher average amount of funds invested during the 1998 second quarter. The increase in the investment balance was due to the completion of the offering of the Units in November 1997 and the sale to Loral Space & Communications, Ltd. ("Loral") of $25 million of Common Stock in August 1997.

         Interest expense, net of capitalized interest, was $3,159,000 for the three months ended June 30, 1998 and was $0 in the 1997 period. This increase was due to interest expense accruing on the Senior Notes issued in November 1997. No cash interest on the Senior Notes will be paid until June 2003.

         Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

         The Company recorded net losses of $36,015,000 and $835,000 for the six months ended June 30, 1998 and 1997, respectively. The Company's total operating expenses were $30,898,000 and $2,128,000 for the six months ended June 30, 1998 and

1997, respectively. Excluding the special charges totaling $25.7 million recorded in the 1998 second quarter, the Company recorded a net loss of $10,333,000 and operating expenses of $5,216,000 for the six months ended June 30, 1998.

         Legal, consulting and regulatory fees increased to $1,928,000 in the six months ended June 30, 1998 from $1,246,000 in the six months ended June 30, 1997. The increase in the level of expenditures was the result of greater consulting expenses due to the accelerated execution of the Company's business plan. Consulting fees were generated primarily in connection with the technical aspects of the Company's business plan, such as satellite construction, chip set design and terrestrial repeater network build-out. The major components of legal, consulting and regulatory fees in the 1998 period were legal (35%), consulting (63%) and regulatory (2%), while in the 1997 quarter the major components were legal (52%), consulting (44%) and regulatory (4%).

         Research and development costs were $21,000 and $35,000 for the six months ended June 30, 1998 and 1997, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

         Other general and administrative expenses increased for the six months ended June 30, 1998 to $3,267,000 from $847,000 for the six months ended June 30, 1997. General and administrative activities have grown as the Company continues to expand its management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of other general and administrative costs in the 1998 period were salaries and employment related costs (51%) and rent and occupancy costs (21%), while in the 1997 period the major components were salaries and employment related costs (53%) and rent and occupancy costs (25%). The remaining portion of other general and administrative costs (28% in the 1998 period and 22% in the 1997 period) consists of other costs such as insurance, travel, depreciation and supplies, with no amount exceeding 10% of the total.

         Interest income increased to $3,903,000 for the six months ended June 30, 1998, from $1,298,000 in the six months ended June 30, 1997 as a result of a higher average amount of funds invested during the 1998 period. The increase in the investment balance was due to the completion of the offering of the Units in November 1997 and the sale to Loral of $25 million of Common Stock in August 1997.

         Interest expense, net of capitalized interest, increased to $8,982,000 for the six months ended June 30, 1998, from $5,000 in the 1997 period. This increase was due to interest expense accruing on the Senior Notes, which were issued after the end of the 1997 period. No cash interest on the Senior Notes will be paid until June 2003.

Liquidity and Capital Resources

         At June 30, 1998, the Company had working capital of approximately $129,673,000 compared with $170,894,000 at December 31, 1997. The decrease in working capital was primarily the result of payments for satellite and launch vehicle construction, the termination of the launch services agreement with Arianespace S.A. and operating expenses exceeding interest income during the period. The cash and cash equivalents on hand were primarily obtained from the offerings of Common Stock and the Units completed in November 1997, as well as the sale to Loral of $25 million of Common Stock in August 1997.

Funding Requirements

         The Company is a development stage company and as such will continue to require substantial amounts of continued outside financing to acquire and develop its assets and commence commercial operations. The Company estimates that it will require approximately $964 million to develop and commence commercial operation of CD Radio by the second quarter of 2000. Of this amount, the Company has raised approximately $494 million and has entered into an agreement with Bank of America National Trust and Savings Association ("Bank of America") to attempt to arrange for the Company an additional $106 million, leaving anticipated additional cash needs of approximately $364 million to fund its operations through the first quarter of 2000. The Company anticipates additional cash requirements of approximately $140 million to fund its operations through the first full year of commercial operations. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities, or a combination thereof.

         In April 1997, the Company was the winning bidder in a FCC auction for one of two FCC Licenses with a winning bid of $83.3 million, of which $16.7 million was paid as a deposit. The Company paid the balance due the FCC in October 1997 and was awarded the FCC License on October 10, 1997.

         To build and launch the satellites necessary for the operations of CD Radio, on July 28, 1998, the Company entered into an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("SS/L"). The Loral Satellite Contract provides for SS/L to construct, launch and deliver three satellites in-orbit and checked-out, to construct for the Company a fourth satellite for use as a ground spare and to become the Company's launch services provider. The Company is committed to make aggregate payments of approximately $717 million under the Loral Satellite Contract. As of June 30, 1998, the Company had made aggregate payments of $70 million to SS/L. Under the Loral Satellite Contract, with the exception of a payment made to SS/L in March 1993, payments are made in installments commencing in April 1997 and ending in October 2000. Approximately half of these payments are contingent upon SS/L meeting specified milestones in the manufacture of the satellites.

         In the event of a satellite or launch failure, the Company will be required to pay SS/L the full-deferred amount for the affected satellite no later than 120 days after the date of the failure. If the Company should elect to put one of the first three satellites into ground storage, rather than having it shipped to the launch site, the full-deferred amount for the affected satellite will become due within 60 days of such election.

         The Company also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. The Company's interest expense will increase significantly as a result of its financing plan; however, a substantial portion of its planned indebtedness will not require cash payments of interest and principal for some time. The Senior Notes do not require cash payments until June 2003. The Company believes that its working capital at June 30, 1998 is sufficient to fund planned operations and construction of its satellite system through the fourth quarter of 1998.

Sources of Funding

         To date the Company has funded its capital needs through the issuance of debt and equity securities. As of June 30, 1998, the Company had received a total of $222 million in equity capital. A significant portion of the Company's equity capital was received in 1997 as a result of the Company's issuance of 5,400,000 shares of 5% Preferred Stock and 4,955,488 shares of Common Stock resulting in net proceeds of $121 million and $71 million, respectively. A total of 1,905,488 shares of Common Stock were sold to Loral in August 1997 and 3,050,000 shares of Common Stock were sold to the public in November 1997. In November 1997, the Company also exchanged (the "Exchange Offer") 1,846,799 shares of its newly issued 10 1/2% Series C Convertible Preferred Stock ("Series C Preferred Stock") for all of the previously outstanding shares of 5% Preferred Stock. The Company received no proceeds from the Exchange Offer.

         In November 1997, the Company received net proceeds of $116 million from the issuance of 12,910 Units, each Unit consisting of $20,000 aggregate principal amount at maturity of Senior Notes and a Warrant to purchase additional Senior Notes with an aggregate principal amount at maturity of $3,000. All Warrants were exercised in 1997. The aggregate value at maturity of the Senior Notes originally issued and the Senior Notes resulting from the exercise of Warrants is $258 million and $38 million, respectively. The Senior Notes mature on November 15, 2007 with the first cash interest payment due in June 2003. The Indenture under which the Senior Notes were issued (the "Senior Notes Indenture") contains certain limitations on the Company's ability to incur additional indebtedness. The Senior Notes are secured by a pledge of the stock of Satellite CD Radio, Inc., the subsidiary of the Company that holds the Company's FCC License.

         The Company has entered into a credit agreement (the "Tranche A Facility") with Bank of America pursuant to which Bank of America will provide the Company a term loan facility in an aggregate principal amount of up to $115 million (the term loans thereunder, the "Tranche A Loans"). The proceeds of the Tranche A Loans will be used by the Company to fund a portion of the progress payments required to be made by the Company under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to the Tranche A Facility. The Tranche A Loans are due on September 30, 1999 and bear interest, at the option of the Company, at either (i) the London Interbank Offered Rate plus 1.75% or (ii) the higher of (a) the rate publicly announced by Bank of America as its reference rate and (b) 0.50% per annum above the Federal Funds Rate then in effect. The Tranche A Loans are secured by the grant of a security interest by the Company in the portion of the Loral Satellite Contract relating to launch services. The Tranche A Facility also contains covenants relating to financial information, the conduct of business of the Company, payments under the Loral Satellite Contract, maintenance of governmental and other approvals, maintenance of existence and qualifications, maintenance of books and records, maintenance of property and insurance, compliance with laws and notice of defaults. In addition, the Tranche A Facility requires the Company to maintain a minimum consolidated net worth of $125 million at all times prior to December 31, 1998 and $75 million thereafter.

         In connection with the Tranche A Facility, Loral has agreed with Bank of America that at maturity of the Tranche A Loans (including maturity as a result of an acceleration), upon the occurrence of a bankruptcy of the Company or upon the occurrence of an event of default by Loral under its agreement with Bank of America, Loral will repurchase from Bank of America and the other lenders the Tranche A Loans at a price equal to the principal amount of the Tranche A Loans plus accrued and unpaid interest. In exchange for providing such credit support, the Company will pay Loral a fee equal to 1.25% per annum of the outstanding amount of the Tranche A Loans from time to time.

         The Company has also entered into an agreement with Bank of America pursuant to which Bank of America has agreed to attempt to arrange a syndicate of lenders to provide a term loan facility (the "Tranche B Facility") in the aggregate principal amount of $225 million (the term loans thereunder, the "Tranche B Loans"). It is anticipated that a portion of the proceeds of the Tranche B Loans would be used on or prior to September 30, 1999 to repay amounts outstanding under the Tranche A Facility and for other general corporate purposes. Bank of America has not committed to provide the Tranche B Loans and there are no assurances that such Tranche B Loans will be arranged or the terms of any such Tranche B Loans. Consummation of the Tranche B Facility as set forth in such agreement would also require the consent of the holders of certain outstanding indebtedness of the Company.

         SS/L has agreed that payment of $50 million of the amount related to the construction of the satellites under the Loral Satellite Contract will be payable in six installments of $8.33 million to be made in June 2002, September 2002, December 2002, June 2003, September 2003 and November 2003. These deferred amounts will bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest (including interest on previously accrued interest) will be payable quarterly in arrears in cash. As collateral security for these deferred payments, the Company has agreed to grant Loral a security interest in its terrestrial repeater network.

         The Company expects it will require an additional $364 million in financing through the first quarter of 2000. However, there can be no assurance that the Company's actual cash requirements will not increase. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that it will be able to do so in a timely fashion. The Senior Notes Indenture and the Tranche A Facility contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting the ability of the Company to incur additional indebtedness. The issuance by the Company of additional equity securities could cause substantial dilution of the interest in the Company of the Company's current stockholders. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

         The amount and timing of the Company's actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of its satellite system and the rate of growth of its business subsequent to commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required in the event of delay, cost overruns, unanticipated expenses, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow.

                                     Part II

                                Other Information


Item 2.  Changes in Securities

         On April 20, 1998, the Company filed a Certificate of Increase under
Section 151(g) of the Delaware General Corporation Law which had the effect of increasing the number of shares of Series C Preferred Stock that the Company is authorized to issue from 2,000,000 to 2,025,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of stockholders held on April 20, 1998, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is sent forth opposite such person's name:

                                                      Votes Cast

                                             For                    Withheld

David Margolese....................       13,521,450                 7,115
Robert D. Briskman.................       13,520,391                 8,175
Lawrence F. Gilberti...............       13,520,491                 8,075
Joseph V. Vittoria.................       15,520,421                 8,145
Ralph V. Whitworth.................       13,521,421                 7,145


         In addition to the election of directors, the following matters were acted upon:

                  (a) The reappointment of Coopers & Lybrand LLP as independent auditors for the fiscal year ending December 31, 1998 was ratified by a vote of 13,479,755 shares in favor, 33,620 shares against, and 15,191 shares abstained.

                  (b) Amendments to the CD Radio 1994 Stock Option Plan and the CD Radio 1994 Directors' Nonqualified Stock Option Plan were approved by a vote of 8,679,847 shares in favor, 107,126 shares against, 35,211 shares abstained, and 4,706,382 broker nonvotes.

Item 5.  Other Information

         Rule 14a-4(c)(1) under the Securities Exchange Act of 1934 provides that a proxy may give discretionary authority to vote on any matter (including a stockholder proposal) that may come before an annual meeting of stockholders if the registrant (that is, the Company) had less than 45-days notice of such proposal prior to mailing of the proxy statement relating to such meeting even though such proxy statement contains no discussion of the matter to be voted on. The Company intends to utilize this authority at the next annual meeting of stockholders. Based on the mailing date of the proxy statement for the last annual meeting of stockholders, the notice contemplated by Rule 14a-4(c)(1) will need to be given not later than February 10, 1999.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) See the Exhibit Index for a list of exhibit filed herewith.

                  (b) The Company filed a Current Report on Form 8-K, dated May 28, 1998, describing the enhancement of its broadcast system as a result of the addition of a third in-orbit satellite.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CD RADIO INC.


                                              By: /s/ John T. McClain
                                              -----------------------
                                              John T. McClain
                                              Vice President and Controller
                                              (Chief Accounting Officer)

August 14, 1998

                                    Exhibits

Exhibit                            Description
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

3.5.2 Certificate of Correction of the Series C Certificate of Designations (incorporated by reference to Exhibit 3.5.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

3.5.3 Certificate of Increase of 10-1/2% Series C Convertible Preferred Stock. (incorporated by reference to Exhibit 3.5.3 to the Company's Form 10-Q for the period ended March 31, 1998).

4.1 Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).

4.2 Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).

4.3 Rights Agreement dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to Form 8-A).

4.4 Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to Form 8-A).

4.6 Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).

4.7 Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units Registration Statement).

4.8 Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).

Exhibit                            Description
-------                            -----------

4.9           Form of Preferred Stock Warrant Agreement, dated as of April
              9, 1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

4.10 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.12 to the 1997 Form 10-K).

10.1.1 Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).

10.1.2 Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (filed herewith).

10.2.1 Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).

10.2.2 Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.2.2 to the 1997 Form 10-K).

*10.3.1 Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert D. Briskman (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration Statement).

*10.3.2 Amendment No. 1 to Proprietary Information and Non Competition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1 Registration Statement).

+10.4 Amended and Restated Contract, dated as of June 30, 1998, between the Company and Space Systems/Loral, Inc. (filed herewith).

10.5 Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).

*10.6.1 Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).

*10.6.2 Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman. (incorporated by reference to
              Exhibit 10.6.2 to the 1997 Form 10-K).

Exhibit                            Description
-------                            -----------

*10.7.1 Employment and Noncompetition Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.1 to the S-1 Registration Statement).

*10.7.2 First Amendment to Employment Agreement between the Company and David Margolese (incorporated by reference to Exhibit 10.18.2 to the S-1 Registration Statement).

*10.8.1 Employment and Noncompetition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).

*10.8.2 First Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).

*10.8.3 Second Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

*10.9 Employment and Noncompetition Agreement, dated as of July 10, 1997, between the Company and Andrew J. Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

*10.10 Employment and Noncompetition Agreement, dated as of April 16, 1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.11.1 Employment and Noncompetition Agreement, dated as of April 28, 1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.11.2 Separation Agreement, dated as of July 6, 1998, between the Company and Keno V. Thomas (filed herewith).

*10.12 Employment and Noncompetition Agreement, dated as of May 18, 1998, between the Company and Patrick L. Donnelly (filed herewith).

10.13 Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

*10.14 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

Exhibit                            Description
-------                            -----------

*10.15 Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16.1 Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.16.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (filed herewith).

10.17 Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).

*10.18        1995 Stock Compensation Plan (incorporated by reference to Exhibit
              10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.20 Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on August 19, 1997).

10.21 Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the Company and Arianespace S.A.; Arianespace Customer Loan Agreements dated July 22, 1997 for Launches #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22, 1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A. (filed herewith).

10.22 Credit Agreement, dated as of June 30, 1998, among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent (filed herewith).

Exhibit                            Description
-------                            -----------

10.23 Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National Trust and Savings Association, as Administrative Agent (filed herewith).

10.24 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on July 8, 1997).

10.25.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to
              Exhibit 10.26.1 to the 1997 Form 10-K).

10.25.2 Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit 10.26.2 to the 1997 Form 10-K).

10.26 Engagement Letter Agreement dated October 8, 1997, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).

+10.27 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

+10.28        Agreement, dated April 24, 1998, between Lucent Technologies Inc.
              and the Company (filed herewith).

27.1          Financial Data Schedule.

-----------------------

* This document has been identified as a management contract or compensatory plan or arrangement.

+ Portions of these exhibits, which are incorporated by reference, have been omitted pursuant to an Application for Confidential treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.