Form 10-Q
period 1998-09-30
CD RADIO INC
filed 1998-11-16
CIK 908937

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1998

Commission file number   0-24710

                              CD RADIO INC.

          (Exact name of registrant as specified in its charter)
                   DELAWARE                                 52-1700207
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                       1180 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10036

                 (Address of principal executive offices)
                                (Zip code)

                               212-899-5000

           (Registrant's telephone number, including area code)


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

      COMMON STOCK, $.001 PAR VALUE                   23,145,104 SHARES

               (Class)                      (Outstanding as of November 6, 1998)

                             CD RADIO INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)




                                 INDEX


Part I - Financial Information

                                                                                       Page


     Consolidated Statements of Operations (unaudited) for the three and nine           1
       month periods ended September 30, 1998 and 1997 and for the period May
       17, 1990 (date of inception) to September 30, 1998


     Consolidated Balance Sheets  (unaudited) as of September 30, 1998                  2
       and December 31, 1997


     Consolidated Statements of Cash Flows (unaudited) for the nine months              3
       ended September 30, 1998 and 1997 and for the period May 17, 1990 (date of inception) to September 30, 1998


     Notes to Consolidated Financial Statements (unaudited)                             4


     Management's Discussion and Analysis of Financial Condition and                    7
       Results of Operations



Part II - Other Information                                                            15


Signatures                                                                             16

                      CD RADIO INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                                                                                                 Cumulative
                                                                                                    for
                                                                                                 the period
                                                                                                   May 17,
                                      For the Three Months       For the Nine Months                 1990
                                         Ended Sept 30,            Ended Sept 30,                  (date of
                                      --------------------       -------------------               inception)
                                                                                                    to Sept
                                      1998          1997             1998            1997          30, 1998
                                      ----          ----             ----            ----          --------
Revenue                         $        -       $        -      $         -      $        -       $         -

Operating expenses:
     Legal, consulting and
       regulatory fees               960,000       1,357,000       2,888,000       2,603,000       13,373,000
     Other general and
       administrative              2,104,000         865,000       5,371,000       1,711,000       16,476,000
     Research and development          1,000           8,000          22,000          43,000        1,995,000
     Special charges                    --               --       25,682,000             --        27,682,000
                                ------------    ------------    ------------    ------------     ------------
        Total operating
          expenses                 3,065,000       2,230,000      33,963,000       4,357,000       59,526,000
                                ------------    ------------    ------------    ------------     ------------
Other income (expense):
     Interest and investment
       income                      1,866,000       1,576,000       5,769,000       2,873,000       10,171,000
     Interest expense, net        (2,045,000)           --       (11,027,000)         (5,000)     (13,139,000)
                                ------------    ------------    ------------    ------------     ------------
                                    (179,000)      1,576,000      (5,258,000)      2,868,000       (2,968,000)
                                ------------    ------------    ------------    ------------     ------------
Income taxes                            --              --           (38,000)           --            (38,000)
                                ------------    ------------    ------------    ------------     ------------
Net loss                          (3,244,000)       (654,000)    (39,259,000)     (1,489,000)     (62,532,000)
                                ------------    ------------    ------------    ------------     ------------
Preferred stock dividend          (4,344,000)             --     (13,563,000)             --      (15,901,000)
Preferred stock
   deemed dividend                        --      (8,663,000)             --     (51,975,000)     (51,975,000)
Accretion of dividends in
   connection with the
   issuance of warrants
   on preferred stock                (62,000)           --        (6,434,000)           --         (6,434,000)
                                ------------     -----------    ------------    ------------    -------------
Net loss applicable to common
   stockholders                 $ (7,650,000)    $(9,317,000)   $(59,256,000)   $(53,464,000)   $(136,842,000)
                                ============     ===========    ============    ============    =============
Net loss per share applicable
   to common stockholders
   (basic and diluted)          $      (0.43)    $     (0.80)   $      (3.51)   $      (4.97)
                                ============     ===========    ============    ============
Weighted average common shares
   outstanding (basic and
   diluted)                       17,686,000      11,711,000      16,859,000      10,761,000
                                ============     ===========    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        CD RADIO INC. AND SUBSIDIARY
                      (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                      1998             1997
                                                 -------------    ------------
             ASSETS                               (unaudited)
Current assets:
     Cash and cash equivalents                   $  72,375,000    $     900,000
     Marketable securities, at market               11,375,000      169,482,000
     Prepaid expense and other                         626,000          928,000
                                                 -------------    -------------
       Total current assets                         84,376,000      171,310,000
                                                 -------------    -------------

Property and equipment, at cost:
     Satellite construction in process             141,440,000       49,400,000
     Launch construction in process                 67,924,000       10,885,000
     Terrestrial repeater network in process         1,125,000             --
     Broadcast studio in process                       488,000             --
     Technical equipment and other                     443,000          389,000
                                                 -------------    -------------
                                                   211,420,000       60,674,000
     Less accumulated depreciation                    (238,000)        (243,000)
                                                 -------------    -------------
                                                   211,182,000       60,431,000

Other assets:
    FCC license                                     83,346,000       83,346,000
    Debt issue cost, net                             9,964,000        8,617,000
    Deposits and other                                 826,000          104,000
                                                 -------------    -------------
        Total other assets                          94,136,000       92,067,000
                                                 -------------    -------------

        Total assets                             $ 389,694,000    $ 323,808,000
                                                 =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses       $   2,531,000    $     401,000
     Current portion of deferred satellite
        payments                                     8,000,000             --
     Short-term notes payable                       60,421,000             --
     Other                                                --             15,000
                                                 -------------    -------------
       Total current liabilities                    70,952,000          416,000
Long-term notes payable and accrued interest       144,336,000      131,387,000
Deferred satellite payments                         20,570,000             --
Dividends payable                                   14,602,000        2,338,000
                                                 -------------    -------------
       Total liabilities                           250,460,000      134,141,000
                                                 -------------    -------------

Commitments and contingencies

10.5% Series C Convertible Preferred Stock,
 no par value:
 2,025,000 shares authorized,
 1,538,561 and 1,846,799 shares issued and
 outstanding at September 30, 1998 and
 December 31, 1997, respectively (liquidation
 preferences of $153,856,100 and $184,679,900),
 at net carrying value                              91,838,000      110,237,000

Stockholders' equity:
 Preferred stock, $0.001 par value, 50,000,000
   shares authorized; 8,000,000 shares
   designated as 5% Delayed Convertible Preferred
   Stock; none issued or outstanding                        --               --

 Common stock, $0.001 par value; 200,000,000
   shares authorized; and 17,794,127 and
   16,048,691 shares issued and outstanding
   as of September 30, 1998 and
   December 31, 1997, respectively                      18,000           16,000
 Additional paid-in capital                        109,910,000      102,687,000
 Deficit accumulated during the
   development stage                               (62,532,000)     (23,273,000)
                                                  -------------    -------------
    Total stockholders' equity                      47,396,000       79,430,000
                                                  -------------    -------------
 Total liabilities and stockholders' equity      $ 389,694,000    $ 323,808,000
                                                 =============    ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               Cumulative for
                                                                                                                 the period
                                                                                                                May 17, 1990
                                                                                   For the Nine Months            (date of
                                                                                      Ended Sept 30,            inception) to
                                                                                  1998             1997         Sept 30, 1998
                                                                             -------------    -------------    --------------
Cash flows from development stage activities:
 Net loss                                                                    $ (39,259,000)   $  (1,489,000)   $ (62,532,000)
 Adjustments to reconcile net loss to net cash provided by
 (used in) development stage activities:
  Depreciation expense                                                              34,000           30,000          288,000
  Amortization of debt issue costs                                                 659,000             --            732,000
  (Gain) loss on marketable securities                                             (96,000)            --           (720,000)
  Special charges                                                               23,557,000             --         25,557,000
  Accretion of note payable charged as interest expense                         17,302,000             --         19,170,000
  Sales (purchases) of marketable securities, net                              158,203,000             --        (10,655,000)
  Compensation expense in connection with
   issuance of stock options                                                          --               --          2,164,000
  Common stock issued for services rendered                                         41,000             --            943,000
  Common stock options granted for services rendered                                  --               --            120,000
 Increase (decrease) in cash and cash equivalents
   resulting from changes in assets and liabilities:
  Prepaid expense and other                                                        302,000         (557,000)        (626,000)
  Due to related party                                                                --               --            351,000
  Deposits and other assets                                                     (2,728,000)            --         (3,032,000)
  Accounts payable and accrued expenses                                          2,130,000          (68,000)       2,606,000
  Accrued interest and other liabilities                                           (19,000)         (17,000)          (5,000)
                                                                             -------------    -------------    -------------
   Net cash provided by (used in) development stage activities                 160,126,000       (2,101,000)     (25,639,000)
                                                                             -------------    -------------    -------------
Cash flows from investing activities:
 Purchase of FCC license                                                              --        (16,669,000)     (83,346,000)
 Payments for satellite construction                                           (63,470,000)     (31,150,000)    (112,770,000)
 Designated cash                                                                      --        (66,677,000)            --
 Payments for launch services                                                  (83,995,000)      (3,527,000)     (90,287,000)
 Capital expenditures                                                           (1,706,000)         (13,000)      (2,105,000)
 Acquisition of Sky-Highway Radio Corp.                                               --               --         (2,000,000)
                                                                             -------------    -------------    -------------
   Net cash used in investing activities                                      (149,171,000)    (118,036,000)    (290,508,000)
                                                                             -------------    -------------    -------------

Cash flows from financing activities:
 Proceeds from issuance of notes payable                                        60,421,000             --         60,421,000
 Proceeds from issuance of common stock, net                                          --         24,395,000       85,379,000
 Proceeds from issuance of 5% Preferred Stock, net                                    --        120,518,000      120,518,000
 Proceeds from exercise of stock options                                            99,000           26,000          310,000
 Proceeds from exercise of stock warrants                                             --               --          4,589,000
 Proceeds from issuance of promissory note
  and Units                                                                           --               --        116,535,000
 Proceeds from issuance of promissory notes to
  related parties                                                                     --               --          2,965,000
 Repayment of promissory note                                                         --               --           (200,000)
 Repayment of promissory notes to related parties                                     --               --         (2,435,000)
 Loan from officer                                                                    --               --            440,000
                                                                             -------------    -------------    -------------
   Net cash provided by financing activities                                    60,520,000      144,939,000      388,522,000
                                                                             -------------    -------------    -------------

Net increase in cash and cash equivalents                                       71,475,000       24,802,000       72,375,000
Cash and cash equivalents at the beginning of period                               900,000        4,584,000             --
                                                                             -------------    -------------    -------------
Cash and cash equivalents at the end of period                               $  72,375,000    $  29,386,000    $  72,375,000
                                                                             =============    =============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      CD RADIO INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE ENTERPRISE)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998
                              (UNAUDITED)

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

      The following is a reconciliation of net loss per common share before preferred stock dividend requirements to net loss per share applicable to common stockholders:

                                                 For the Three Months       For the Nine Months
                                                  Ended September 30,       Ended September 30,
                                                  -------------------       -------------------
                                                  1998          1997         1998        1997
                                                  ----          ----         ----        ----
Per common shares (basic and diluted):
Net loss                                         $(0.18)       $(0.06)      $(2.33)     $(0.14)
Preferred stock dividend requirements             (0.25)        (0.74)       (0.80)      (4.83)
Accretion of dividends in connection with the
  issuance of warrants on preferred stock            --            --        (0.38)         --
                                                 ------        ------       ------      ------
Net loss applicable to common stockholders       $(0.43)       $(0.80)      $(3.51)     $(4.97)
                                                 ------        ------       ------      ------

COMPREHENSIVE INCOME

      In 1997, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in shareholders' equity. The Company has no comprehensive income items to report for the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for internal operating decisions. There is no impact to the Company's September 30, 1998 financial statements from the adoption of this standard.

SPECIAL CHARGES

      During the quarter ended June 30, 1998, the Company decided to enhance its satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. The Company recorded special charges totaling $25,682,000 related primarily to the termination of such contracts.

MARKETABLE SECURITIES

      Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $96,000 and $624,000 at September 30, 1998 and December 31, 1997, respectively.

PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $8,068,000 for the nine months ended September 30, 1998.

DEFERRED SATELLITE PAYMENTS

      Under an amended and restated agreement (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("SS/L"), SS/L has agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred will bear interest at 10% per year. The Company has the right to prepay any deferred payments together with accrued interest, without penalty.

SHORT-TERM NOTES PAYABLE

      The Company has entered into a credit agreement with Bank of America ("BofA") and a group of financial institutions (together with BofA, the "Lenders") pursuant to which the Lenders will provide the Company a term loan facility in an aggregate principal amount of up to $115 million. The proceeds of the facility will be used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. The amounts advanced under the facility are due on September 30, 1999 and bear interest, at a variable rate to be selected by the Company.

RECLASSIFICATIONS

      Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

SUBSEQUENT EVENTS

      On October 13, 1998, the Company signed an agreement with Prime 66 Partners, L.P. ("Prime 66") pursuant to which Prime 66 agreed to acquire 5 million shares of the Company's common stock for $100 million. Prime 66 completed the purchase of these shares for $100 million on November 2, 1998.

      On November 13, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Apollo Investment Fund IV, L.P., a Delaware limited partnership ("AIF IV"), and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership ("AOP IV" and, together with AIF IV, the "Apollo Investors") pursuant to which (a) the Company agreed to sell an aggregate of 1,350,000 shares of its 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), to the Apollo Investors, for an aggregate purchase price of $135 million, and (b) the Apollo Investors agreed to grant the Company an option to sell the Apollo Investors an additional 650,000 shares of its 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Junior Preferred Stock"), for an aggregate purchase price of $65 million. The Company may exercise its option to require the Apollo Investors to purchase the Series B Preferred Stock at any time prior to the earlier of ten months from the closing of the issuance and sale of the Series A Preferred Stock and September 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sources of Funding" for further information relating to the terms of the Junior Preferred Stock.

      The issuance and sale of the Junior Preferred Stock is subject to the expiration, or early termination, of the waiting period under Hart-Scott-Rodino Antitrust Improvement Act of 1976, approval of the stockholders of the Company and other customary conditions.

                      CD RADIO INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE ENTERPRISE)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Among the key factors that have a direct bearing on the Company's future results of operations are the potential risk of delay in implementing the Company's business plan; possible increased costs of construction and launch of necessary satellites; dependence on satellite construction and launch contractors; risk of launch failure; unproven market for the Company's proposed service; unproven applications of existing technology; and the Company's need for substantial additional financing.

OVERVIEW

      The Company was organized in May 1990 and is in its development stage. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of four satellites, acquisition of content for its programming, strategic planning, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. The Company does not expect to generate any revenues from operations until 2000 at the earliest, and expects that positive cashflow from operations will not be generated until late 2000 at the earliest. In addition, the Company will require substantial additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that CD Radio will ever commence operations, that the Company will attain any particular level of revenues or that the Company will achieve profitability.

      Upon commencing commercial operations, the Company expects its primary source of revenues to be monthly subscription fees. The Company currently anticipates that its subscription fee will be approximately $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, the Company expects to derive additional revenues from directly selling or bartering a portion of the advertising time on the Company's sports, news and talk channels. To receive CD Radio, subscribers will need to purchase an adapter (a "radio card") for existing radios or a new generation of radios capable of receiving S-band as well as AM and FM signals ("S-band radios") and a new miniature satellite dish antenna. The Company does not intend to manufacture these products and thus will not receive any revenues from their sale. Although the Company holds patents covering certain technology to be used in the radio cards, S-band radios and miniature satellite dish antennas, the Company expects to license its technology to manufacturers at no charge.

      The Company expects that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of the satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. The Company expects that the number of its employees will increase to approximately 150 by the time it commences commercial operations.

      In addition to funding initial operating losses, the Company will require funds for working capital, interest and financing costs on borrowings and capital expenditures. The Company's interest expense has increased significantly as a result of the public offering of Units (the "Units") consisting of the Company's 15% Senior Secured Discount Notes due 2007 (the "Senior Notes") and warrants to purchase additional Senior Notes (the "Warrants") and will increase further as a result of the incurrence of additional debt in the future. However, a substantial portion of this indebtedness will not require cash payments of interest and principal for some time.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

      The Company recorded net losses of $3,244,000 and $654,000 for the three months ended September 30, 1998 and 1997, respectively. The Company's total operating expenses were $3,065,000 and $2,230,000 for the three months ended September 30, 1998 and 1997, respectively.

      Legal, consulting and regulatory fees decreased to $960,000 in the quarter ended September 30, 1998 from $1,357,000 in the quarter ended September 30, 1997. During the 1997 quarter, the Company was expending substantial efforts to obtain its FCC license and to finalize contracts for the construction and launch of its satellites. These expenditures were not matched in the 1998 quarter. The major components of these fees in the 1998 quarter were legal (54%), consulting (45%) and regulatory (1%), while in the 1997 quarter the major components were legal (63%), consulting (34%) and regulatory (3%).

      Research and development costs were $1,000 and $8,000 for the three months ended September 30, 1998 and 1997, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

      Other general and administrative expenses for the three months ended September 30, 1998 increased to $2,104,000 from $865,000 for the three months ended September 30, 1997. General and administrative activities have grown as the Company continues to expand its management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of other general and administrative costs in the 1998 quarter were salaries and employment related costs (65%), rent and occupancy costs (15%), while in the 1997 quarter the major components were salaries and employment related costs (69%), rent and occupancy costs (9%). The remaining portion of other general and administrative costs (20% in the 1998 quarter and 22% in the 1997 quarter) consists of other costs such as insurance, market research, travel, depreciation and supplies, with no amount exceeding 10% of the total.

      Interest income increased to $1,866,000 for the three months ended September 30, 1998, from $1,576,000 in the three months ended September 30, 1997. The increase was the result of a higher average investment balance during the 1998 third quarter, due to the completion of the offering of the Units in November 1997 and the sale to Loral Space & Communications, Ltd. ("Loral") of $25 million of Common Stock in August 1997.

      Interest expense, net of capitalized interest, was $2,045,000 for the three months ended September 30, 1998 and was $0 in the 1997 period. This increase was due to interest expense accruing on the Senior Notes issued in November 1997. No cash interest on the Senior Notes will be paid until June 2003.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

      The Company recorded net losses of $39,259,000 and $1,489,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company's total operating expenses were $33,963,000 and $4,357,000 for the nine months ended September 30, 1998 and 1997, respectively. Excluding the special charges recorded in the 1998 second quarter totaling $25,682,000, the Company recorded net losses of $13,577,000 and operating costs of $8,281,000.

      Legal, consulting and regulatory fees increased to $2,888,000 in the nine months ended September 30, 1998 from $2,603,000 in the nine months ended September 30, 1997. The increase in the level of expenditures was the result of greater consulting expenses due to the accelerated execution of the Company's business plan. Consulting fees were generated primarily in connection with the technical aspects of the Company's business plan, such as satellite construction, chip set design and terrestrial repeater network build-out. The major components of legal, consulting and regulatory fees in the 1998 period were legal (41%), consulting (57%) and regulatory (2%), while in the 1997 period the major components were legal (57%), consulting (39%) and regulatory (4%).

      Research and development costs were $22,000 and $43,000 for the nine months ended September 30, 1998 and 1997, respectively. This level of research and development cost is the result of the Company completing the majority of such activities in 1994.

      Other general and administrative expenses increased for the nine months ended September 30, 1998 to $5,371,000 from $1,711,000 for the nine months ended September 30, 1997. General and administrative activities have grown as the Company continues to expand its management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of other general and administrative costs in the 1998 period were salaries and employment related costs (57%), rent and occupancy costs (18%), while in the 1997 period the major components were salaries and employment related costs (61%), rent and occupancy costs (17%). The remaining portion of other general and administrative costs (25% in the 1998 quarter and 22% in the 1997 quarter) consists of other costs such as insurance, market research, travel, depreciation and supplies, with no amount exceeding 10% of the total.

      Interest income increased to $5,769,000 for the nine months ended September 30, 1998, from $2,873,000 in the nine months ended September 30, 1997 and was the result of a higher average investment balance during the 1998 period. The increase in the investment balance was due to the completion of the offering of the Units in November 1997 and the sale to Loral of $25 million of Common Stock in August 1997.

      Interest expense, net of capitalized interest, increased to $11,027,000 for the nine months ended September 30, 1998, from $5,000 in the 1997 period. This increase was primarily due to interest expense accruing on the Senior Notes. No cash interest on the Senior Notes will be paid until June 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had working capital of approximately $13,424,000 compared with $170,894,000 at December 31, 1997. The working capital balance at September 30, 1998 includes short-term financing totaling $68,421,000, which is due in September 1999. Excluding the short-term financing due September 1999, the Company has $81,845,000 of available working capital. The decrease in working capital was primarily the result of payments for satellite and launch construction and operating expenses exceeding interest income during the period. Working capital increased on November 2, 1998 when the Company issued 5 million shares of Common Stock to Prime 66 for $100 million.

FUNDING REQUIREMENTS

      The Company is a development stage company and as such will continue to require substantial amounts of continued outside financing to acquire and develop its assets and commence commercial operations. The Company estimates that it will require approximately $964 million to develop and commence commercial operation of CD Radio by the second quarter of 2000. Of this amount, the Company has raised approximately $592 million through November 4, 1998 (which excludes any amounts which may be received from the Apollo Investors) and has entered into an agreement with BofA to attempt to arrange an additional
$106 million for the Company, leaving anticipated additional cash needs of approximately $266 million to fund its operations through the first quarter of 2000. The Company anticipates additional cash requirements of approximately
$140 million to fund its operations through the first full year of commercial operations. The Company expects to finance the remainder of its funding requirements through the issuance of debt or equity securities, or a combination thereof.

      In April 1997, the Company was the winning bidder in a Federal Communications Commission ("FCC") auction for one of two FCC Licenses with a winning bid of $83.3 million, of which $16.7 million was paid as a deposit. The Company paid the balance due the FCC in October 1997 and was awarded the FCC License on October 10, 1997. In May 1998, the Company decided to increase the number of satellites in its system from two to three and modify its orbital locations from geostationary to inclined, geosynchronous, elliptical, requiring modification of its FCC License. The Company has not yet filed an application with the FCC for this modification and is in the process of preparing such application. The Company intends to file this application in the fourth quarter of 1998. Although the Company believes that the FCC will approve the Company's application for this change, there can be no assurances that this will occur.

      To build and launch the satellites necessary for the operations of CD Radio, on July 28, 1998, the Company entered into the Loral Satellite Contract with SS/L. The Loral Satellite Contract provides for SS/L to construct, launch and deliver three satellites in-orbit and checked-out, to construct for the Company a fourth satellite for use as a ground spare and to become the Company's launch services provider. The Company is committed to make aggregate payments of approximately $718 million under the Loral Satellite Contract. As of September 30, 1998, $201 million of this commitment has been satisfied through $115 million of cash payments from the Company, $58 million drawn from the Tranche A Facility (as defined below) and $28 million of deferred payment financing from Loral. Under the Loral Satellite Contract, with the exception of a payment made to SS/L in March 1993, payments are made in installments commencing in April 1997 and ending in October 2000. Approximately half of these payments are contingent upon SS/L meeting specified milestones in the manufacture of the satellites. In addition, SS/L has agreed to defer a total of $50 million of the payments under the Loral Satellite Contract. These deferred amounts bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be repaid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, the Company has agreed to grant Loral a security interest in its terrestrial repeater network.

      The Company also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. The Company's interest expense will increase significantly as a result of its financing plan; however, a substantial portion of its planned indebtedness will not require cash payments of interest and principal for some time. The Senior Notes do not require cash payments until June 2003. The Company believes that its working capital at September 30, 1998 plus the equity investment from Prime 66 that closed on November 2, 1998 and any amounts which may be received from the Apollo Investors is sufficient to fund planned operations and construction of its satellite system through the fourth quarter of 1999.

SOURCES OF FUNDING

      To date the Company has funded its capital needs through the issuance of debt and equity. As of September 30, 1998, the Company had received a total of $222 million in equity capital. A significant portion of the Company's equity capital was received in 1997 as a result of the Company's issuance of 5,400,000 shares of 5% Preferred Stock and 4,955,488 shares of Common Stock resulting in net proceeds of $121 million and $71 million, respectively. A total of 1,905,488 shares of Common Stock were sold to Loral in August 1997 and 3,050,000 shares of Common Stock were sold to the public in November 1997. In November 1997, the Company exchanged (the "Exchange Offer") 1,846,799 shares of its newly issued 10 1/2% Series C Convertible Preferred Stock ("Series C Preferred Stock") for all of the previously outstanding shares of 5% Preferred Stock. The Company received no proceeds from the Exchange Offer. On November 3, 1998, the Company sold an additional 5,000,000 shares of Common Stock to Prime 66 for an aggregate purchase price of $100 million.

      In November 1997, the Company received net proceeds of $116 million from the issuance of 12,910 Units, each Unit consisting of $20,000 aggregate principal amount at maturity of Senior Notes and a Warrant to purchase additional Senior Notes with an aggregate principal amount at maturity of $3,000. All Warrants were exercised in 1997. The aggregate value at maturity of the Senior Notes originally issued and the Senior Notes resulting from the exercise of Warrants is $258 million and $38 million, respectively. The Senior Notes mature on November 15, 2007 with the first cash interest payment due in June 2003. The Indenture under which the Senior Notes were issued (the "Senior Notes Indenture") contains certain limitations on the Company's ability to incur additional indebtedness. The Senior Notes are secured by a pledge of the stock of Satellite CD Radio, Inc., the subsidiary of the Company that holds the Company's license from the FCC.

      The Company has entered into a credit agreement (the "Tranche A Facility") with a group of financial institutions and BofA, as agent and a lender (the "Lenders") pursuant to which the Lenders agreed to provide the Company a term loan facility in an aggregate principal amount of up to $115 million (the term loans thereunder, the "Tranche A Loans"). The proceeds of the Tranche A Loans will be used by the Company to fund a portion of the progress payments required to be made by the Company under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to the Tranche A Facility. The Tranche A Loans are due on September 30, 1999 and bear interest, at the option of the Company, at either (i) The London Interbank Offered Rate plus 1.75% or (ii) the higher of (a) the rate publicly announced by BofA as its reference rate and (b) 0.50% per annum above the Federal Funds Rate then in effect. The Tranche A Loans are secured by the grant of a security interest by the Company in the portion of the Loral Satellite Contract relating to launch services. The Tranche A Facility also contains covenants relating to financial information, the conduct of business of the Company, payments under the Loral Satellite Contract, maintenance of governmental and other approvals, maintenance of existence and qualifications, maintenance of books and records, maintenance of property and insurance, compliance with laws and notice of defaults. In addition, the terms of the Tranche A Facility requires the Company to maintain a minimum net worth and sufficient cash.

      In connection with the Tranche A Facility, Loral agreed with BofA that at maturity of the Tranche A Loans (including maturity as a result of an acceleration), upon the occurrence of a bankruptcy of the Company or upon the occurrence of an event of default by Loral under its agreement with BofA, Loral will repurchase from the Lenders the Tranche A Loans at a price equal to the principal amount of the Tranche A Loans plus accrued and unpaid interest. In exchange for providing such credit support, the Company will pay Loral a fee equal to 1.25% per annum of the outstanding amount of the Tranche A Loans from time to time.

      The Company has also entered into an agreement with BofA pursuant to which BofA has agreed to attempt to arrange a syndicate of lenders to provide a term loan facility (the "Tranche B Facility") for the Company in the aggregate principal amount of $225 million (the term loans thereunder, the "Tranche B Loans"). It is anticipated that a portion of the proceeds of the Tranche B Loans would be used on or prior to September 30, 1999 to repay amounts outstanding under the Tranche A Facility and for other general corporate purposes. BofA has not committed to provide the Tranche B Loans, the closing of the Tranche B Facility is expected to be subject to the satisfaction of certain significant conditions and there are no assurances that such Tranche B Loans will be arranged or the terms of any such Tranche B Loans.

      On November 13, 1998, the Company entered into the Stock Purchase Agreement with the Apollo Investors pursuant to which the Company agreed to sell a total of 1,350,000 shares of its 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), to the Apollo Investors, for an aggregate purchase price of $135 million, and the Apollo Investors agreed to grant the Company an option to sell the Apollo Investors an additional 650,000 shares of its 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock" and, together with the Series A Preferred Stock, the "Junior Preferred Stock"), for an aggregate purchase price of $65 million. The Company may exercise its option to require the Apollo Investors to purchase the Series B Preferred Stock at any time prior to the earlier of ten months from the closing of the issuance and sale of the Series A Preferred Stock and September 30, 1999.

      The Junior Preferred Stock will be convertible into shares of the Company's Common Stock at a price of $30 per share of Common Stock. The Junior Preferred Stock will be callable by the Company beginning November 15, 2001 if the current market price of the Common Stock, as defined in the Certificate of Designation of the Junior Preferred Stock, exceeds $60 per share for a period of 20 consecutive trading days, and in all events will be callable beginning November 15, 2003 at a price of 100% and must be redeemed by the Company on November 15, 2011. Dividends on the Junior Preferred Stock are payable-in-kind or cash annually, at the option of the Company. The Junior Preferred Stock will have the right to vote, on an as-converted basis, on matters in which the holders of the Common Stock of the Company have the right to vote.

      The issuance and sale of the Junior Preferred Stock is subject to the expiration, or early termination, of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, approval of the stockholders of the Company and other customary conditions.

      In connection with the execution of the Stock Purchase Agreement, David Margolese, Chairman and Chief Executive Officer of the Company, entered into a Voting Agreement with the Apollo Investors pursuant to which he agreed to, and did, consent to the transactions contemplated by the Stock Purchase Agreement, including the issuance of the Junior Preferred Stock, with respect to 1,600,000 shares of Common Stock of the Company owned by him and an additional 2,834,500 shares of Common Stock which he has the right to vote pursuant to the terms of a Voting Trust Agreement of which he is the voting trustee.

      In connection with the execution of the Stock Purchase Agreement, David Margolese and the Company also entered into a Tag-Along Agreement with the Apollo Investors. Pursuant to the Tag-Along Agreement, in the event that Mr. Margolese sells more than 800,000 shares of Common Stock of the Company prior to the earlier of the date that the Apollo Investors beneficially own less than 2,000,000 shares of the Common Stock or the date that is six months after the nationwide commercial introduction of the Company's CD Radio service, then the Apollo Investors have certain rights to sell, on a pro rata basis with Mr. Margolese, a portion of the Common Stock owned by the Apollo Investors in any subsequent transaction in which Mr. Margolese disposes of 80,000 or more shares of Common Stock of the Company.

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

      The Company expects it will require an additional $266 million in financing through the first quarter of 2000. However, there can be no assurance that the Company's actual cash requirements will not increase. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that it will be able to do so in a timely fashion. The Senior Notes Indenture and the Tranche A Facility contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting the ability of the Company to incur additional indebtedness. The issuance by the Company of additional equity securities could cause dilution of the interest in the Company of the Company's current stockholders. If additional financing were not available on a timely basis, the Company would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increased costs.

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


OTHER MATTERS-THE YEAR 2000 ISSUE

      The Year 2000 Issue concerns the inability of certain information and technology ("IT") based and certain non-IT based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The result of The Year 2000 Issue could be the failure of such systems or miscalculations that cause disruptions to various activities and operations.

      The Company has devised and commenced implementing a compliance program to ensure it is not subject to problems as a result of The Year 2000 Issue. The Company anticipates that it will spend less than $100,000 to implement the compliance program, including making IT and non-IT system and equipment modifications and replacing certain equipment, which program it expects complete by mid-1999. The expected costs of The Year 2000 compliance program and the date on which the Company expects to complete the implementation of the plan are based on management's best estimates and involve certain assumptions, and actual results could differ materially from the estimates set forth in this paragraph. In addition, there can be no assurance that the Company's compliance program will be successful.

      The Company has not fully determined the extent to which it may be impacted by The Year 2000 Issue effecting third parties' IT and non-IT systems and equipment, including the IT and non-IT systems and equipment of the Company's suppliers, vendors and service providers. While the Company has commenced discussions with certain third parties with whom the Company has relationships and arrangements material to the Company's business, to gain reassurance that their IT and non-IT systems will not fail or cause disruptions to the Company's business as the result of The Year 2000 Issue, there can be no assurance that The Year 2000 Issue will not affect third parties with whom the Company deals or on whom the Company relies, or that the failure of a third party's IT or non-IT systems as the result of The Year 2000 Issue will not cause a material adverse effect on the Company.

                                PART II

                                OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) See the Exhibit Index for a list of exhibit filed herewith.

            (b) There were no Current Reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                               SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CD RADIO INC.



                                          By:   /s/ John T. McClain
                                             -----------------------------------
                                                    John T. McClain
                                                Vice President and Controller
                                                 (Chief Accounting Officer)


November 16, 1998

                                    Exhibits

  EXHIBIT                                DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the "S-1 Registration Statement")).

3.2          Amended and Restated By-Laws (incorporated by reference to Exhibit
             3.2 to the S-1 Registration Statement).

3.3 Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K/A for the year ended December 31, 1996 (the "1996 Form 10-K")).

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

3.5.3 Certificate of Increase of 10-1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.5.3 to the Company's Form 10-Q for the period ended March 31, 1998).

4.1 Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).

4.2 Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).

4.3 Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A).

4.4 Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to the Form 8-A).

4.5 Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of October 13, 1998 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 8, 1998).

4.6 Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the "Units Registration Statement")).

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

4.10 Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).

4.11 Form of Preferred Stock Warrant Agreement, dated as of April 9,1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

Exhibit                             Description
-------                             -----------

4.12 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

10.1.1 Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).

10.1.2 Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

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

+10.4 Amended and Restated Contract, dated as of June 30, 1998, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.5 Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).

*10.6.1 Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).

*10.6.2 Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman (incorporated by reference to
             Exhibit 10.6.2 to the 1997 Form 10-K).

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

Exhibit                             Description
-------                             -----------

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

*10.11.2 Separation Agreement, dated as of July 6, 1998, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

*10.12 Employment and Noncompetition Agreement, dated as of May 18, 1998, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.13 Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

*10.14 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.15 Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.16.1 Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to
             Exhibit 10.24 to the S-1 Registration Statement).

10.16.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit
             10.16.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.17 Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).

*10.18       1995 Stock Compensation Plan (incorporated by reference to Exhibit
             10.37 to the Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.20 Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 19, 1997).

10.21 Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the Company and Arianespace S.A.; Arianespace Customer Loan Agreements dated July 22, 1997 for Launches #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22, 1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A. (incorporated by reference to Exhibit
             10.21 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

Exhibit                             Description
-------                             -----------

10.22 Credit Agreement, dated as of June 30, 1998, among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.23 Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.24 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 8, 1997).

10.25.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to
             Exhibit 10.26.1 to the 1997 Form 10-K).

10.25.2 Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit 10.26.2 to the 1997 Form 10-K).

10.26 Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).

+10.27 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

+10.28 Agreement, dated April 24, 1998 between Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
*10.29       CD Radio Inc. 401(k) Savings Plan (incorporated by reference to
             Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-65473)).
10.30 Stock Purchase Agreement, dated as of October 8, 1998, between the Company and Prime 66 Partners, L.P. (incorporated by reference to
             Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 1998).
27.1         Financial Data Schedule.

------------

* This document has been identified as a management contract or compensatory plan or arrangement.

+ Portions of these exhibits, which are incorporated by reference, have been omitted pursuant to an Application for Confidential treatment filed by the Company with the Securities and Exchange Commission.