Form 10-Q/A
period 1998-06-30
CD RADIO INC
filed 1998-11-18
CIK 908937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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


    Common Stock, $.001 par value                    23,145,104 shares
--------------------------------------------------------------------------------
             (Class)                        (Outstanding as of November 6, 1998)

                                  CD RADIO INC.
                        (A Development Stage Enterprise)


                                      INDEX


Part II - Other Information                                                    3

Signatures                                                                     4

                                     Part II

                                Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a) See the Exhibit Index for a list of exhibits filed herewith.

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

                                  CD RADIO INC.


                                  By: /s/ John T. McClain
                                      -------------------
                                      John T. McClain
                                      Vice President and Controller
                                      (Chief Accounting Officer)

November 18, 1998

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

4.4        Form of Right Certificate (incorporated by reference to Exhibit B to
           Exhibit 1 to the Form 8-A).

Exhibit                            Description
-------                            -----------

4.5 Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the "Units Registration Statement")).

4.6 Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).

4.7 Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units Registration Statement).

4.8 Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration Statement).

4.9 Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).

4.10 Form of Preferred Stock Warrant Agreement, dated as of April 9,1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

4.11 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.12 to the 1997 Form 10-K).

10.1.1 Lease Agreement, dated October 20, 1992, between 22nd & K Street Office Building Limited Partnership and the Company (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).

**10.1.2 Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company.

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

Exhibit                            Description
-------                            -----------
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

* **10.11.2  Separation Agreement, dated as of July 6, 1998, between the Company and Keno V. Thomas.

* **10.12  Employment and Noncompetition Agreement, dated as of May 18, 1998, between the Company and Patrick L. Donnelly.

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

**10.16.2  Form of Option Agreement, dated as of December 29, 1997, between the
           Company and each Optionee.

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

Exhibit                            Description
-------                            -----------
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

**10.21 Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the Company and Arianespace S.A.; Arianespace Customer Loan Agreements dated July 22, 1997 for Launches #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22, 1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A.

**10.22 Credit Agreement, dated as of June 30, 1998, among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent.

**10.23 Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National Trust and Savings Association, as Administrative Agent.

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

Exhibit                            Description
-------                            -----------
+10.27 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

+10.28 Agreement, dated April 24, 1998, between Lucent Technologies Inc. and the Company (filed herewith).

**27.1     Financial Data Schedule.


* This document has been identified as a management contract or compensatory plan or arrangement.

**    Previously filed.

+ Portions of these exhibits, which are incorporated by reference, have been omitted pursuant to an Application for Confidential treatment filed by the Company with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.