Form 10-K
period 1998-12-31
CD RADIO INC
filed 1999-03-31
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-24710
                            ------------------------
                                  CD RADIO INC.
                   (EXACT NAME OF REGISTRANT IN ITS CHARTER)
                             ------------------------

                        DELAWARE                                                  52-1700207
             (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
             INCORPORATION OF ORGANIZATION)

                          1180 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10036
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 899-5000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS:                                       ON WHICH REGISTERED:
---------------------------------------------------------  ---------------------------------------------------------
                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 25, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's Common Stock on such date, was $446,324,488.

     The number of shares of the Registrant's common stock outstanding as of March 25, 1999 was 23,227,531.

                         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of               Part into which incorporated:
Stockholders to be held on June 22, 1999            Part III -- Items 10, 11, 12 and 13

________________________________________________________________________________

                                 CD RADIO INC.
                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM NO.                                            DESCRIPTION                                             PAGE
---------  ----------------------------------------------------------------------------------------------   ----
                                                       PART I

Item 1.    Business......................................................................................     2
Item 2.    Properties....................................................................................    28
Item 3.    Legal Proceedings.............................................................................    28
Item 4.    Submission of Matters to a Vote of Security Holders...........................................    28
Item 4a.   Executive Officers of the Registrant..........................................................    29

                                                      PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters..........................    31
Item 6.    Selected Financial Data.......................................................................    32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........    32
Item 7A.   Quantitative and Qualitative Disclosure About Market Risks....................................    37
Item 8.    Financial Statements and Supplementary Data...................................................    37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    37

                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant............................................    38
Item 11.   Executive Compensation........................................................................    38
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................    38
Item 13.   Certain Relationships and Related Transactions................................................    38

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................    39

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'), CD Radio Inc. ('we,' 'us' and occasionally, the 'Company') is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this Annual Report on Form 10-K. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as 'will likely result,' 'are expected to,' 'will continue,' 'is anticipated,' 'estimated,' 'intends,' 'plans,' 'projection' and 'outlook') are not historical facts and may be forward-looking. Such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K, and particularly the risk factors set forth herein under 'Business -- Risk Factors' in Part I of this Annual Report on Form 10-K. Among the significant factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; increased costs of construction and launch of necessary satellites; our dependence on satellite construction and launch contractors; risk of launch failure; unproven market and unproven applications of technology; our dependence on Lucent Technologies, Inc.; unavailability of receivers and antennas; and our need for additional financing. These and other factors are discussed herein including under 'Business -- Risk Factors' in Part I of this Annual Report on Form 10-K.

     The risk factors described herein could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

     We are building a digital quality, 100 channel radio service to be broadcast directly from satellites to vehicles. We hold one of only two licenses issued by the Federal Communications Commission (the 'FCC') to build, launch and operate a national satellite radio broadcast system. Our service will offer 50 channels of commercial-free, digital quality music programming and 50 channels of news, sports, talk and other programming. CD Radio will be broadcast throughout the continental United States, over a frequency band, the 'S-band,' that will augment traditional AM and FM radio bands. Under our FCC license, we have the exclusive use of a 12.5 megahertz ('MHz') portion of the S-band for this purpose. We have entered into a contract with Space Systems/Loral, Inc. ('Loral') for the construction, launch and in-orbit delivery of three satellites beginning in January 2000. We currently expect to commence CD Radio broadcasts in the fourth quarter of 2000, at a subscription price of $9.95 per month.

     As an entertainment company, we intend to design and originate programming on each of our 50 music channels. Each channel will be operated as a separate radio station, with a distinct format. Certain music channels will offer continuous music while others will have program hosts, depending on the type of music programming. CD Radio will offer the following range of music categories:

  Symphonic                              Soul                                      R&B Oldies
  NAC Jazz                               Ballads                                   Alternative Rock I
  Today's Country                        Traditional Country                       60's Hits
  Chamber Music                          Top of the Charts                         Urban Contemporary
  New Age                                Classic Soul Hits                         Alternative Rock II
  Country Gold                           Folk Rock                                 70's Hits
  Opera                                  50's Hits                                 Rap/Hip Hop

  Classic Rock I                            Merengue                                    Gospel
  80's Hits                                 Blues                                       Big Band/Swing
  Dance                                     Singers & Songs                             TexMex Contemporary
  Classic Rock II                           Boleros                                     Classic Jazz
  90's Hits                                 Reggae                                      Cumbia
  Tropical Album Rock                       Beautiful Instruments                       Children's Entertainment
  Soft Rock                                 Mexicana                                    Contemporary Jazz
  Latin Contemporary                        World Beat                                  Latin Jazz
  Hard Rock/Metal                           Broadway's Best
  Love Songs                                Rock en Espanol

     Programming on our additional 50 non-music channels will be provided by third parties, and to date we have entered into programming agreements with content providers for 20 of these channels, including Bloomberg News Radio, C-SPAN, Sports Byline USA, Classic Radio, Hispanic Radio Network, World Radio Network, Speedvision Radio and Outdoor Life Radio. A majority of our non-music channels will contain advertising, which will provide us with additional revenue. These channels will include news and talk shows and special interest programming directed to a diverse range of groups, including Hispanic listeners, truck drivers, farmers and campers.

     Our 100 music and non-music channels will be broadcast from our National Broadcast Studio in Rockefeller Center in New York City. The National Broadcast Studio will contain our corporate headquarters, our music library, facilities for programming origination, programming personnel and program hosts, as well as facilities to transmit programming to the satellites, to activate or deactivate service to subscribers and to perform the tracking, telemetry and control of the orbiting satellites.

     We have entered into an agreement with Lucent Technologies, Inc. ('Lucent') for the development and manufacture of integrated circuits (a chip set) that represent the essential element of consumer electronics devices which are capable of receiving CD Radio. We expect that the initial delivery of commercial quantities of chip sets to consumer electronics manufacturers will begin in June 2000.

     CD Radio Inc. was incorporated in the state of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license.

     Our executive offices are located at 1180 Avenue of the Americas, New York, New York 10036, our telephone number is (212) 899-5000 and the address of our Web site is www.cdradio.com. In April 1999, our executive offices will be relocated to 1221 Avenue of the Americas, New York, New York 10020 and our telephone number will be changed to (212) 584-5100.

THE CD RADIO OPPORTUNITY

     Our research indicates that there is a significant market for music and other radio programming such as news, talk and sports delivered through advanced radio technology. While television technology has advanced steadily -- from black and white to color, from broadcast to cable and satellite, and from ordinary to high-definition television -- the last major advance in radio technology was the introduction of FM broadcasts. CD Radio will provide a new generation of radio service, offering a wide variety of music formats available on demand, 'seamless' signal coverage throughout the continental United States and commercial-free, digital quality music programming. Our planned multiplicity of formats currently is not available to motorists in any market within the United States.

     CD Radio is primarily a service for motorists. The Yankee Group, a market research organization, estimates that there will be approximately 200 million registered private motor vehicles in the United States by the end of 1999. CD Radio will initially target a number of demographic groups among the drivers of these vehicles, including 110 million commuters, 34 million of whom spend over one hour commuting daily; 45 million Americans who live in markets served by five or fewer radio stations; three million truck drivers; three million owners of recreational vehicles; and 28 million persons of Hispanic origin.

     According to The Arbitron Company ('Arbitron'), in 1996, despite the fact that almost all vehicles contained either a cassette or compact disc player, 87% of automobile commuters listened to the radio an average of 50 minutes a day while commuting. According to the Radio Advertising Bureau, each week radio reaches approximately 95% of all Americans over the age of 12, with the average listener spending more than three hours per weekday and more than five hours per weekend listening to the radio. More than 40% of all radio listening is done in cars. In addition, in 1997, approximately 79% of total radio listening was to FM stations, which primarily provides music programming, as compared with AM stations which devote a greater proportion of their programming to talk and news.

     We believe that our ability to offer a wide variety of musical and non-musical formats simultaneously throughout the continental United States will enable us to tap significant unmet consumer demand for specialized programming. The economics of the existing advertiser supported radio industry dictate that conventional radio stations generally program for the greatest potential audience. Even in the largest metropolitan areas, station formats are limited. Nearly half of all commercial radio stations in the United States offer one of only three formats: country, adult contemporary and news/talk, and the next three most prevalent formats account for another 30% of all commercial radio stations. Although niche music categories such as classical, jazz, rap, gospel, oldies, soundtracks, new age music, children's programming and others accounted for approximately 30% of sales of recorded music in 1997, such formats generally are unavailable on existing radio stations in many markets. Even in New York City, the nation's largest radio market, there are no radio stations devoted solely to such programming as opera, blues, chamber music, soundtracks, reggae and many others. CD Radio's wide choice of formats is expected to appeal to the large number of currently underserved listeners. Furthermore, CD Radio's ability to offer a number of channels devoted to each genre will enable subscribers to listen to a wider range of music within their preferred format.

     The limited coverage area of conventional radio broadcasting means that listeners often travel beyond the range of any single station. Unlike conventional FM stations, which have an average range of only approximately 30 miles before reception fades, CD Radio's system is designed to cover the entire continental United States, enabling listeners to enjoy virtually seamless coverage. Our ability to broadcast nationwide will also allow us to serve currently underserved radio markets.

     We also believe that CD Radio will have a competitive advantage over conventional radio stations because our music channels will be commercial-free. In contrast, conventional radio stations interrupt their broadcasts with up to 18 minutes of commercials in every hour of music programming, and most stations also frequently interrupt programming with news, promotional announcements, public service announcements and miscellaneous information. We believe that consumers dislike frequent commercial interruptions and that 'station surfing' to avoid them is common.

PROGRESS TO DATE AND SIGNIFICANT DEVELOPMENT MILESTONES

     The following chart lists our past and projected development milestones. There can be no assurance that we will be able to meet any of our projections for 1999 or 2000, including completion of our satellite launches or commencement of commercial operations in the fourth quarter of 2000 as planned. See 'Risk Factors.'

     1990:   CD Radio Inc. incorporated
             Proposed that FCC create satellite radio service and filed license application
     1991:   Conducted stationary service simulation
             Conducted nationwide focus groups
     1992:   Radio spectrum allocated for satellite radio service
     1993:   Contracted with Loral for satellite construction
             Conducted additional nationwide focus groups
     1994:   Completed initial public offering of our Common Stock
     1995:   Completed Loral satellite design
             Developed proprietary miniature satellite dish antenna
             Obtained patents for portions of our broadcast system
     1996:   Developed radio card adapter

     1997:   Obtained one of only two national satellite radio broadcasting licenses from the FCC
             Commenced construction of our three satellites
             Recruited key programming, marketing and financial management team
             Completed strategic sale of $25 million of Common Stock to Loral Space & Communications, Ltd.
             Completed additional debt and equity financings, raising $315 million
     1998:   Expanded from 50 planned broadcast channels to 100 broadcast channels
             Ordered fourth satellite and expanded Loral's role to provide in-orbit system delivery
             Obtained $50 million of vendor financing from Loral
             Obtained $115 million of financing from Bank of America and other lenders
             Signed agreement with Lucent to design, develop and manufacture chip sets
             Obtained additional patents for portions of our broadcast system
             Signed programming agreements with content providers for 16 non-music channels
             Commenced terrestrial repeater network rollout
             Completed sale of $100 million of Common Stock to Prime 66 Partners, L.P.
             Completed sale of $135 million of 9.2% Series A Junior Cumulative Convertible Preferred Stock (the
                  '9.2% Series A Junior Preferred Stock') to investment partnerships led by Apollo Management
             Began construction of National Broadcast Studio
             Hired various key employees
     1999:   Complete construction of National Broadcast Studio
             Complete agreements with consumer electronics manufacturers for devices capable of receiving CD
                  Radio
             Commence design and construction of transaction management system
             Commence nationwide rollout of terrestrial repeater network
             Select additional non-music channel content providers
     2000:   Commence and complete satellite launches
             Commence production of devices capable of receiving CD Radio
             Complete nationwide terrestrial repeater rollout
             Finalize non-music channel content
             Test markets
             Begin commercial operations in fourth quarter

THE CD RADIO SERVICE

     CD Radio will offer motorists: (i) a wide choice of finely focused music and non-music formats; (ii) nearly seamless signal coverage throughout the continental United States: and (iii) commercial-free music programming.

     Wide Choice Of Programming. CD Radio will offer subscribers a broad range of programming formats and significant depth within each format. Each of our 50 music channels will have a distinctive format, such as opera, reggae, classic jazz and children's entertainment, intended to cater to specific subscriber tastes. In most markets, radio broadcasters target their programming to broad audience segments and therefore offer limited formats. Even in the largest metropolitan markets many of our planned formats are unavailable. Additionally, we will provide news, sports and talk programming that is generally not available on conventional radio.

     'Seamless' Signal Coverage. CD Radio will be available throughout the continental United States, enabling listeners almost always to be within its broadcast range. We expect that our nearly seamless signal will appeal to motorists who frequently travel long distances, including truck drivers and recreational vehicle owners, as well as commuters and others who outdrive the range of their preferred FM radio broadcasts. In addition, we expect that our broadcasts will appeal to the 45 million consumers who live in areas that currently receive only a small number of FM stations.

     Commercial-Free Music Programming. CD Radio will provide commercial-free music programming. Our market research indicates that a principal complaint of radio listeners concerning conventional broadcast radio is the frequency of commercials. Because CD Radio, unlike commercial AM and FM stations, will be a subscription service, our music channels will not contain commercials.

PROGRAMMING

     We intend to offer 50 channels of commercial-free, all-music programming and 50 additional channels of other formats, such as all-news, all-sports and all-talk programming. Each music channel will have a distinctive format, intended to cater to specific subscriber tastes. We believe that 50 music channels will enable us to 'superserve' our subscribers with a greater range of choice of content within their preferred format than is currently offered by terrestrial radio, even in the most widely broadcast formats. We expect that the initial subscription fee for CD Radio, which will entitle subscribers to receive all CD Radio channels, will be $9.95 per month.

     We intend to recruit program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each CD Radio music channel. In order to be accessible to these industries, we are building our National Broadcast Studio in Rockefeller Center in New York City. Program managers also will coordinate our continuing market research to measure audience satisfaction, refine channel definitions and themes and select program hosts for those channels that have hosts.

     Music programming will be selected from our music library. We intend to create an extensive music library which will consist of a deep range of recorded music in each genre broadcast. We have begun to acquire recordings for our music library. To date, we have acquired approximately 400,000 titles, across a broad range of music genres. We expect that our music library will consist of approximately 2,000,000 titles when we commence commercial broadcasts of CD Radio. We expect to update our music library with new recordings as they are released, and in certain cases, we will seek to acquire recordings that are no longer commercially available.

     In addition to our music channels, we expect to offer 50 channels of news, sports and talk programming, most of which will include commercial advertising. We generally do not intend to produce programming for our non-music channels, and will obtain such programming from various third party content providers. To date, we have entered into agreements for a total of 20 channels with content providers, including Bloomberg News Radio, C-SPAN, Sports Byline USA, Classic Radio, Hispanic Radio Network, World Radio Network, Wisdom Channel, Speedvision Radio and Outdoor Life Radio.

     In connection with our music programming, we will be required to negotiate and enter into royalty arrangements with performing rights societies, such as the American Society of Composers, Authors and Publishers ('ASCAP'), Broadcast Music, Inc. ('BMI') and SESAC, Inc. ('SESAC'). These organizations collect royalties and distribute them to songwriters and music publishers. Copyright users negotiate a fee with these organizations based on a percentage of advertising and/or subscription revenues. If the parties cannot reach agreement with ASCAP or BMI, special judicial rate setting procedures are available under antitrust consent decrees that govern these organizations. SESAC is not subject to a consent decree or a special judicial rate setting mechanism. Broadcasters currently pay a combined total of 4% of their revenues to the music performing rights societies. We also will be required to negotiate similar arrangements with the owners of the copyrights in sound recordings pursuant to the Digital Performance Right in Sound Recordings Act of 1995 (the 'Digital Recordings Act'). The determination of certain royalty arrangements with the owners of sound recording copyrights under the Digital Recordings Act were previously subject to arbitration proceedings. In 1998, the Copyright Office reviewed the results of this arbitration and set the royalty rate at 6.5% of the licensee's 'gross revenues resulting from residential services in the United States' including, among other services, subscription fees, advertising and time share revenues. The recording industry, which had sought a royalty of 41.5% of gross revenues, has appealed this decision to the United States Court of Appeals, which heard oral argument in this matter on March 19, 1999. We believe that we will be able to negotiate royalty arrangements with the music performing rights organizations and the owners of sound recording copyrights, but there can be no assurance as to the terms of any such royalty arrangements ultimately negotiated or established by arbitration or judicial rate setting.

MARKETING STRATEGY

     We plan to offer a high quality broadcast service with targeted music formats, nearly seamless signal coverage throughout the continental United States, commercial-free music programming and digital quality fidelity. Our marketing strategy for CD Radio has three interrelated components: (i) creating consumer awareness of CD Radio, (ii) generating subscriptions to CD Radio and
(iii) generating purchases of consumer electronic devices capable of receiving CD Radio broadcasts.

     In May 1998, we expanded our planned broadcast capacity from 50 channels to 100 channels, following a market study conducted by The Yankee Group, a market research organization, which found that 100 channels of programming would increase and accelerate potential subscriber penetration. Expansion of our system to 100 channels will allow us to provide subscribers with a greater range of choice of content within their preferred format and to expand our service to the Hispanic and other underserved markets.

     We believe that the introduction of CD Radio will have high news value, which we expect will result in significant national and local publicity prior to and during the initial launch of the service. In addition, we plan to engage in extensive marketing, advertising and promotional activities to create consumer awareness of CD Radio. This includes an ongoing major advertising campaign funded principally by us, together with expected manufacturer and retailer cooperative advertising. A major national umbrella campaign will utilize a full mix of media, including network and cable television, radio, print and billboard.

     We intend to focus our initial efforts on a number of demographic groups that we believe represent potential target markets for CD Radio, including commuters, niche music listeners, Hispanic listeners, sports enthusiasts, truck drivers, recreational vehicle owners and consumers in areas with sparse radio coverage. We also intend to aggressively target early adopters of new technologies, who we believe are likely to have a high level of interest in CD Radio.

     Commuters. Of the 110 million commuters, we have identified 34 million as highly addressable by virtue of their commute times averaging over one hour daily. To reach these commuters, we plan to purchase radio advertising spots on stations with frequent traffic reports, purchase outdoor billboard advertising on long commute roads and place inserts in gasoline credit card bills.

     Niche Music Listeners. Niche music categories, such as classical, jazz, rap, gospel, soundtracks, oldies and children's programming, constitute approximately 30% of the market for recorded music sales. To reach niche music listeners, we intend to work with the recording industry to include print material about CD Radio inside niche music compact disc packaging, place print advertising in specialty music magazines targeted to niche music listeners and members of fan clubs, conduct direct mailings to specialized music mailing lists of record clubs and sponsor and advertise at certain music events.

     Hispanic Market. Currently there are approximately 28 million Spanish-speaking Americans, many of whom have limited access to Spanish language radio, and this population group is growing rapidly and is expected to reach 36 million by 2005. We intend to broadcast a number of music and non-music channels that will cater to the Hispanic market. We plan to purchase local television spots on Spanish speaking channels and place advertising in national Spanish language magazines and local Spanish language newspapers.

     Sports Enthusiasts. Many fans of various sports are unable to receive broadcasts of interest to them because events are broadcast only within limited regional areas. We intend to broadcast a number of channels containing such sports programming. We plan to purchase advertising on national and regional cable television sports channels, in sports magazines and in the sports sections of newspapers.

     Truck Drivers. According to the U.S. Department of Transportation, there are approximately three million professional truck drivers in the United States, of whom approximately 1.1 million are long-distance haulers. We intend to place sampling displays at truck stops and to advertise in publications and on Internet sites which cater to truck drivers.

     Recreational Vehicle Owners. There are approximately three million recreational vehicles in the United States. We plan to advertise in magazines targeted to recreational vehicle enthusiasts, conduct direct mailings targeted to these individuals and place sampling displays at recreational vehicle dealerships.

     Sparse Radio Zones. More than 45 million people aged 12 and over live in areas with such limited radio station coverage that the areas are not monitored by Arbitron. We believe that of these people, approximately 22 million people receive five or fewer FM stations, 1.6 million receive only one FM station and at least one million people receive no FM stations. To reach these consumers, we plan to utilize local newspaper and target direct mailings to music enthusiasts in these areas.

SUBSCRIPTION AND BILLING

     We intend to contract out our customer care functions to a national customer service and telemarketing provider. Access to our customer service center will be via our toll-free number, 888-CD-RADIO. Operators at our customer care center will have the ability to access our separate billing services center for various functions, including customer activation, billing inquiries, program service changes and address changes. When appropriate, operators will also refer technical problems to either a CD Radio help desk, or to a specific equipment manufacturer. We intend to automate certain customer care functions where appropriate, either through interactive voice response technology (IVR), or through our Web site. We expect to pay our customer service provider based on transaction and call volume.

     We also intend to contract out our customer billing and activation function to a national billing services company. This billing center will receive requests from our separate customer care center for actions such as radio activations, deactivations, program service changes, and billing inquiries. This billing center will handle all other customer processing operations, including remittance processing, collections, interfacing to credit/debit card clearing houses, and fulfillment processing. We expect that a large percentage of our subscribers will pay using a credit card. However, our customer billing system will also have the capability to do direct invoicing. There will be a modest one-time activation fee to cover subscriber sign-up costs. The billing software application and database will be customized to handle our unique requirements, including interfacing and exchanging of information with automobile manufacturers, automobile dealers and consumer electronic retailers, and employing special techniques to address the challenge of activating and deactivating receivers. We expect to pay our billing services company based on transaction volumes.

THE CD RADIO DELIVERY SYSTEM

     The CD Radio satellite system is designed to provide seamless signal coverage throughout the continental United States. This means that listeners will almost always be within the broadcast range of CD Radio, unlike current FM radio broadcasts, which have an average range of only approximately 30 miles. The CD Radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. The system is designed to enable motorists to receive CD Radio in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeating transmitters.

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

     We plan to use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band (or some other suitable frequency) for uplink transmissions to our satellites. Downlink transmission from the satellites to subscribers' will use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency band.

     In May 1998, we expanded our system from 50 planned broadcast channels to 100 channels. As part of that expansion, we announced our plan to change the orbital location of our satellites from geostationary orbits over the equator to inclined elliptical orbits. This modification will allow our satellites to maximize the time spent over the continental United States, which will permit us to fully utilize the bandwidth allocated to us by the FCC. Each satellite will travel in a figure eight pattern extending above and below the equator, and will spend approximately 16 hours per day north of the equator. A satellite north of the equator will serve the United States at a better elevation angle than a geostationary satellite over the equator. At any given time, two of our three satellites will operate from the portion of the orbit north of the equator while the third satellite will not broadcast as it traverses the portion of the orbit south of the equator.

     CD Radio is designed to broadcast the same signals from two of the three satellites. This design involves new applications of technology that have not been deployed and there can be no assurance that the CD Radio system will work as planned.

     The CD Radio delivery system will consist of three principal components:
(i) the satellites; (ii) the receivers; and (iii) the National Broadcast Studio.

THE SATELLITES

     Satellite Design. Our satellites are of the Loral FS-1300 model series. This family of satellites has a total in-orbit operation time of 275 years. The satellites are designed to have a useful life of approximately 15 years. To ensure the durability of our satellites, we have selected components and subsystems that have a demonstrated track record on operational FS-1300 satellites, such as N-STAR, INTELSAT VII and TELSTAR. In addition, a full series of ground tests will be performed on each of our satellites prior to launch in order to detect assembly defects and avoid premature satellite failure.

     Our satellites will utilize a three-axis stabilized design. Each satellite will contain an active attitude and position control subsystem; a telemetry, command and ranging subsystem; a thermal control subsystem and an electrical power subsystem. Power will be supplied by silicon solar arrays and, during eclipses, by nickel-hydrogen batteries. Each satellite after deployment will be approximately 81 feet long, 19 feet wide and 17 feet tall.

     Our satellites will incorporate a design which will act essentially as a 'bent pipe,' relaying received signals directly to the ground. Our satellites will not contain on-board processors. All of our processing operations will be on the ground where they are accessible for maintenance and continuing technological upgrade without the need to launch replacement satellites.

     High Elevation Angles. We plan to place our satellites in orbits that extend over North America in order to provide very high signal elevation angles and thereby mitigate service interruptions which can result from signal blockage and fading. Each of our two transmitting satellites will broadcast the same signal.

     Memory Buffer. Our transmission design incorporates the use of a memory buffer chip contained within the receiver. Each memory buffer chip is designed to store signals and to mitigate service interruptions which can result from signal blockage and fading. As with any wireless broadcast service, we expect to experience occasional 'dead zones' where the service from our satellites will be interrupted by nearby tall buildings, elevations in topography, tree clusters, highway overpasses and similar obstructions; however, in most such places, we expect that subscribers will continue to receive a signal from their receiver's memory buffer.

     Terrestrial Repeaters. In certain areas with high concentrations of tall buildings, such as urban cores and in tunnels, signals from our satellites will be blocked and reception will be adversely affected. In such urban areas, we plan to install terrestrial repeating transmitters to rebroadcast our satellite signals, increasing the availability of service. The FCC has not yet established rules governing such terrestrial repeaters, and we cannot predict the outcome of the FCC's current rulemaking on this subject. We also will need to obtain the rights to use towers or the roofs of certain structures where the repeaters will be installed. There can be no assurance that we can obtain such tower or roof rights on acceptable terms or in all appropriate locations.

     During 1998, we completed the construction and testing of our terrestrial repeater network in San Francisco on an experimental basis. During 1999, we expect to enter into various agreements for site acquisition, site design and site construction services related to our terrestrial repeater network and expect to acquire substantially all necessary sites and commence construction at many of these sites. In addition, in 1999 we expect to enter into agreements with vendors to purchase the broadcast equipment necessary to operate our terrestrial repeater network.

     Satellite Construction and Launch Services. In March 2, 1993, we entered into a contract with Loral to build three satellites, two of which we intended to launch and one of which we intended to keep in reserve as a spare. Under the contract, we had an option to order a fourth satellite on preset price and delivery terms. We notified Loral of the exercise of this option in March 1998.

     On July 28, 1998, as a result of an evaluation of the advantages of a three-satellite orbital configuration, we and Loral entered into an Amended and Restated Contract (the 'Loral Satellite Contract'). Pursuant to the Loral Satellite Contract, Loral has agreed to construct, launch and deliver our three satellites, in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to become our launch services provider.

     Each of our satellites is scheduled to be launched on Proton launch vehicles. Loral has scheduled the launch of our first satellite for January 2000, the launch of our second satellite in March 2000, the launch of our third satellite by May 2000 and has agreed to deliver our fourth satellite to a designated ground storage site by August 2000. Loral expects to deliver all three of our satellites in-orbit and checked-out by June 30, 2000. There can be no assurance, however that Loral will be able to meet this schedule. It is a default under the Loral Satellite Contract if (i) we fail to maintain a minimum net worth, (ii) we fail to have sufficient funds or committed financing to pay our obligations on a timely basis or (iii) there occurs an event of default under our credit agreement with Bank of America and other lenders.

     Title to our first, second and third satellites will pass to us at the time such satellites are delivered to us in-orbit and checked out. Risk of loss for our first, second and third satellites will pass to us at the time of launch. Title and risk of loss for our fourth satellite will pass to us at the time such satellite is shipped to the ground storage site designated by us. Each satellite is warranted to be in accordance with the performance specifications contained in the Loral Satellite Contract and free from defects in materials and workmanship. Loral's warranties will expire at the time of launch or, in the case of our fourth satellite, two years from the date of delivery to the ground storage site. In the event of a delay in the construction of the satellites that is caused by us, the Loral Satellite Contract provides that the terms of the contract will be equitably adjusted.

     Following the launch of each satellite, Loral will conduct in-orbit performance verification. In the event that such testing shows that a satellite is not meeting the satellite performance specifications contained in the Loral Satellite Contract, we and Loral have agreed to negotiate an equitable reduction in the final payment to be made by us for the affected satellite.

     Satellite launches are subject to significant risks, including destruction or damage of the satellite during launch or failure to achieve proper orbital placement. Although past experience is not necessarily indicative of future performance, the Proton family of Russian-built launch vehicles has a 92% launch success rate based on its last 50 launches. There is no assurance that the launches of our satellites will be successful. Satellites also may fail to achieve a proper orbit in some instances or be damaged in space. Loral will not bear the risk of loss for either a satellite or launch vehicle failure. However, Loral will provide a free launch in the event of a failure of the first Proton launch vehicle which is used to launch one of our satellites. In that event, we would attempt to launch the spare satellite that we are having constructed. See 'Risk Factors -- We Are Dependent Upon Loral to Build and Launch Our Satellites' and ' -- Satellite Launches Are Subject to Significant Risks.'

     We are relying upon Loral to arrange for the timely launch of our satellites. Failure of Loral to arrange to launch the satellites in a timely manner could materially adversely affect our business. Loral will not be liable for indirect or consequential damages or lost revenues or profits resulting from late delivery or other defaults. If Loral fails to deliver the three satellites in-orbit and checked out by July 31, 2000 or fails to deliver the fourth satellite to its storage site by September 30, 2000, it may be liable for certain late delivery penalties. There can be no assurance that these remedies will adequately mitigate any damage to our business caused by launch delays.

     After reaching agreement with Loral to provide launch services, we terminated our prior launch services agreement with Arianespace S.A. ('Arianespace') and terminated the related vendor financing with a subsidiary of Arianespace. As a result of these terminations, we incurred a liability of approximately $18 million. We expensed this item, together with approximately $5 million of related capitalized costs, in the second quarter of 1998.

     Risk Management and Insurance. Three custom-designed, fully dedicated satellites are required to broadcast all 100 planned channels of CD Radio. Our agreement with Loral includes a free relaunch in the event of the failure of the first Proton launch vehicle used to launch one of our satellites. We intend to insure against other contingencies, including a failure during launch caused by factors other than the launch vehicle and failure of launch vehicles other than the first Proton. If we are required to launch our spare satellite due to a launch failure, our operational timetable would be delayed for up to six months. The launch or in-orbit failure of two satellites would require us to arrange for additional satellites to be built and could delay the commencement or continuation of our operations for up to three years. See 'Risk Factors -- We Are Dependent Upon Loral to Build and Launch Our Satellites' and ' -- Satellite Launches Are Subject to Significant Risks.'

     Once properly deployed and operational, the historical risk of premature total satellite failure has been less than 1% for U.S. geosynchronous commercial communication satellites. Prior to the launch of our first satellite, we intend to purchase insurance covering launch risks and in-orbit failure during the first five years of operation for each of our satellites. Prior to the expiration of this insurance, we intend to evaluate the need for in-orbit insurance for the remainder of the estimated useful life of each satellite. After we have launched our satellites and begun to generate revenues, we will evaluate the need for business interruption insurance.

     Satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components which activate automatically or by ground command upon failure. If multiple component failures occur, and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced capacity. In that event, signal quality may be preserved by reducing the number of channels broadcast until a replacement satellite can be launched. Alternatively, the number of broadcast channels may be preserved by reducing the signal quality until a replacement satellite can be launched.

THE RECEIVERS

     We expect consumers will receive CD Radio initially by purchasing specially designed radio receivers for their existing vehicles and later through a new generation of three-band radios installed in new vehicles by one or more major automotive manufacturers. The market for new radio receivers installed in existing vehicles (which in the autosound industry are often referred to as 'head units') is approximately 7 to 8 million units annually. In the automotive aftermarket, we expect that CD Radio subscribers will initially have the choice of one of three different receiving devices for their cars -- an FM modulated receiver, a three-band receiver and a radio card. These devices, along with CD Radio satellite antennas, are expected to be manufactured and distributed by a number of consumer electronics manufacturers. All CD Radio receivers will have a visual display that will indicate the channel and format selected, as well as the title, recording artist and album title of the musical selection being played. Although we do not intend to manufacture or distribute FM modulated receivers, three-band receivers, radio cards or antennas, in the early years of our service their availability will be critical to us because they are the only means by which to receive CD Radio.

     These three CD Radio receivers will offer customers a range of options in price, ease-of-installation and quality.

     FM Modulated Receivers. The CD Radio FM modulated receiver will be usable in all vehicles which have an FM radio, or approximately 95% of all U.S. vehicles. Each FM modulated receiver will operate with a device (which we call a downlink processor or 'DLP') that will be approximately the size of a 35mm camera, and will be mounted either in the vehicle's trunk, behind the dashboard or under a seat. Each DLP will interface with a vehicle's existing radio through the FM antenna input. The CD Radio data display, as well as the controls for changing channels, will be contained in a small remote control which will either be wired or wireless. We expect the retail price of this FM modulated receiver (including the DLP), with a hard-wired satellite antenna and professional installation, will be approximately $299. We anticipate that FM modulated receivers will be sold through electronics superstores as well as independent autosound retailers.

     FM modulation technology is widely used in the autosound industry for the integration of automobile compact disc changers, which typically interface with the player unit through the FM antenna input and, like the CD Radio FM modulated receiver, are controlled through a remote control. Approximately 700,000 FM modulated compact disc changers were sold in the United States in 1998.

     Three-Band Receivers. In order to address consumers who replace their vehicle's sound system annually, we expect there will be available a receiver capable of receiving AM, FM and CD Radio broadcasts. In appearance, this three-band receiver will be nearly identical to existing aftermarket car stereos and will permit the user to listen to AM, FM, or CD Radio with the push of a button. Like existing conventional radios, a number of these three-band receivers may also incorporate cassette or compact disc players. The receiver apparatus will include a 'CD Radio Ready' head-unit, which will accept the direct output of the DLP. We expect the retail price of these CD Radio-ready receivers, including the DLP, antenna and professional installation, will retail for approximately $150 more than similar receivers which are not capable of receiving CD Radio broadcasts. We anticipate that three-band receivers, including the head unit and the DLP, will be sold through electronics superstores as well as independent autosound retailers.

     Radio Cards. CD Radio's wireless adapter, or radio card, will not require professional installation and will be usable by all vehicles in the United States equipped with a cassette player, which represents approximately 65% of all vehicles on the road. Each radio card will include two components -- the radio card adapter, which will insert into existing cassette slots, and a wireless version of the CD Radio satellite antenna. The radio card will be designed so that it can be removed by pushing the cassette player's 'eject' button. A subscriber will be able to move a radio card from car to car, assuming a subscriber purchases a separate antenna to receive our service. A subscriber will simply attach the adhesive antenna to a vehicle and insert the radio card to receive CD Radio.

     The wireless satellite antenna will easily adhere to a vehicle's rear widow using a high adhesive backing and will be approximately the size and shape of a silver dollar. The wireless satellite antenna will be mounted on a small base housing a solar recharging battery and microwatt transmitter that will relay CD Radio's broadcasts to the vehicle's radio card. Wireless satellite dish antennas will also be sold separately, so that consumers will be able to receive CD Radio in a vehicle that has a wireless satellite antenna attached to it simply by moving a radio card.

     We expect the retail price of the radio card, including the wireless satellite antenna, will be approximately $199. The radio card will be sold though electronics superstores, mass merchant type stores and direct marketing channels, such as the Internet.

     Lucent Agreement. Each CD Radio receiving device will employ a custom designed chip set presently being developed by Lucent. This chip set is the essential element of all CD Radio receivers, and performs all of the digital signal processing of CD Radio's broadcasts. On April 28, 1998, we entered into an agreement with Lucent to develop and manufacture this chip set. On February 2, 1999, we amended and restated this agreement with Lucent. Lucent has agreed to use commercially reasonable efforts to deliver commercial quantities of the chip set by June 2000. We have agreed to pay Lucent the cost of the development work related to the chip sets, currently estimated to be approximately $27,000,000. Approximately half of the expected payments to Lucent are conditioned upon satisfactory completion of designated development milestones. Under our original agreement with Lucent, we had expected Lucent to deliver chip sets by December 1999 and had expected to pay approximately $9,000,000, as the costs of the chip set development. The design and development of the chip sets has required more engineering resources than originally estimated. The additional amounts paid to Lucent will be used to pay costs of these additional engineering resources. There can be no assurance that Lucent will be able to deliver chip sets within the time frame described above. In addition, the cost to us of the chip set development work could exceed $27,000,000. On March 29, 1999, Lucent delivered to us completed system engineering documents, completing Phase I of the work under the agreement.

     Lucent has agreed to repay all the costs of the chip set development work, through discounted chip set prices, after commercial production of the chip set has begun.

     Delco Agreement. On March 29, 1999, we entered into an agreement with Delco Electronics Corporation ('Delco') to design, develop and manufacture three-band receivers (including the related DLP) and satellite antennas for sale to major automotive manufacturers. Delco is one of the world's leading providers of automotive electronics products and audio and communications systems for vehicles. We have agreed to pay Delco, upon completion of specified development milestones, certain costs relating to designing and manufacturing prototypes of this three-band receiver and antenna. Delco has agreed to use commercially reasonable efforts to complete the design and development work and have three-band receivers and antennas available for sale to automobile manufacturers by March 2001. We cannot assure you that Delco will be able to design and develop these three-band receivers and antennas. In addition, although we expect that Delco will manufacture and sell substantial quantities of three-band receivers and antennas, Delco is not required to manufacture specified quantities pursuant to this agreement.

     Delco is wholly-owned by Delphi Automotive Systems Corporation ('Delphi'), which is currently 82.3% owned by General Motors Corporation ('GM'). GM has announced that it intends to spin-off the balance of its ownership in Delphi sometime in 1999.

     Recoton Agreement. On February 23, 1999, we entered into an agreement with Recoton Corporation ('Recoton'), a worldwide manufacturer and distributor of consumer electronic products, to design and develop specifications for the FM modulated receiver (including the DLP) and the radio card, and manufacture prototypes of each. As part of this agreement, we also agreed to deliver to Recoton plans and specifications for a hard-wired satellite antenna, which we have separately developed. Recoton has agreed to manufacture prototypes of this hard-wired satellite antenna for use with FM modulated receivers and to use commercially reasonable efforts to design and develop a wireless satellite antenna for use with radio cards. We have agreed to pay Recoton, upon completion of specified development milestones, certain costs relating to designing and manufacturing prototypes of the FM modulated receiver, the radio card, the hard-wired satellite antenna and the wireless satellite antenna. Recoton has agreed to deliver to us plans and specifications for the FM modulated receiver, the radio card and the wireless satellite antenna within 90 business days after Lucent delivers to us plans and specifications for the chip set (which we expect will be in the third quarter of 1999). Similarly, Recoton has agreed to deliver to us prototypes of the FM modulated receiver, the radio card, the hard-wired satellite antenna and the wireless satellite antenna within 90 business days after Lucent delivers to us prototypes of the chip set (which we expect will be in the second quarter of 2000). There can be no assurance that Recoton will be able to design and develop the FM modulated receiver, the radio card or the wireless satellite antenna or that Recoton will be able to manufacture prototypes of the FM modulated receiver, the radio card, the hard-wired satellite antenna or the wireless satellite antenna.

     As part of our agreement with Recoton, Recoton has also agreed to negotiate with us in good faith an agreement to manufacture, market and sell substantial quantities of FM modulated receivers, radio cards, three-band receivers, hard-wired satellite antennas and wireless satellite antennas which are capable of receiving CD Radio broadcasts using Recoton's distribution network and under our brand name. These negotiations with Recoton are in an early stage and there can be no assurance that we will be able to complete a manufacturing and marketing agreement with Recoton. Recoton has a strong and diverse retail distribution system with more than 1,000 retail customers, which Recoton believes have more than 30,000 outlets in the United States and Canada.

     None of the CD Radio receivers or antennas is currently available, and other than Delco and Recoton we are not aware of any manufacturer currently developing such products. We have commenced discussions with several other manufacturers regarding manufacturing receivers and antennas for retail sale in the United States. There can be no assurance that these discussions will result in a binding commitment by any manufacturer to produce receivers and antennas in a timely manner so as to permit the widespread introduction of CD Radio in accordance with our business plan or that sufficient quantities of receivers and antennas will be available to meet anticipated consumer demand. Failure to have at least one manufacturer develop and widely market receivers and antennas at affordable prices, or to develop and widely market such products upon the launch of CD Radio, would have a material adverse effect on our business. In addition, our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access the system of the other licensee. We may also be required to comply with this interoperability requirement for any person licensed by the FCC to provide a satellite digital audio radio service in the future.

     We are currently in discussions with several automobile manufacturers to include CD Radio reception capability either as standard or optional equipment in new cars. We do not expect CD Radio reception capability to be included in new vehicles prior to January 2001, at the earliest. Our long-term objective is to promote the adoption of three-band radios as standard equipment or optional equipment in all automobiles sold in the United States. However, we expect that sales of FM modulated receivers, three-band radios and radio cards through the consumer electronics retail distribution system may be the primary distribution channel for devices capable of receiving CD Radio for a number of years.

     In order to reduce fraud, each CD Radio receiver will contain a security circuit with an electronically encoded identification number. After verification of subscriber billing information, we will transmit a digital signal to activate the receiver's CD Radio capability. This feature will help us protect against piracy of CD Radio's broadcasts. Through this feature, we will directly (via satellite) deactivate receivers of subscribers who are delinquent in paying the monthly subscription fee.

THE NATIONAL BROADCAST STUDIO

     We will originate 100 channels of programming from our National Broadcast Studio in Rockefeller Center in New York City. The National Broadcast Studio will house our corporate headquarters, our music library, facilities for programming origination, programming personnel and program hosts, as well as facilities to transmit programming to the satellites, to activate or deactivate service to subscribers and to perform the tracking, telemetry and control of the orbiting satellites.

     We intend to create an extensive music library which will consist of a deep range of recorded music. We have begun to acquire recordings for our music library. To date, we have acquired approximately 400,000 titles, across a broad range of music genres. We expect that our music library will consist of approximately 2,000,000 titles when we commence commercial broadcasts of CD Radio.

     Programming will be originated at the National Broadcast Studio and transmitted to our satellites for broadcast to CD Radio subscribers. We expect that our broadcast transmissions will be uplinked to our satellites at frequencies in the 7060-7072.5 MHz band. The satellites will receive and convert the signal to the 2320.0-2332.5 MHz band. The satellites then will broadcast the signal to the United States, at a power sufficient to enable its receipt directly by subscribers. Service-related commands also will be relayed from the National Broadcast Studio to our satellites for retransmission to subscribers' receivers. These service-related commands include those required to (i) initiate and suspend subscriber service, (ii) change the encryption parameters in receivers to reduce piracy and (iii) activate receiver displays to show program related information.

     Tracking, telemetry and control of our orbiting satellites also will be performed from the National Broadcast Studio. These activities will include routine stationkeeping, such as satellite orbital adjustments and monitoring of the satellites.

DEMONSTRATIONS OF THE CD RADIO SYSTEM

     In support of our application for our FCC license, we conducted a demonstration of our proposed radio service from November 1993 through November 1994. The demonstration involved the transmission of S-band signals to a prototype S-band radio and satellite dish antenna installed in a car to simulate certain transmission characteristics of our planned system. Because there are no commercial satellites in orbit capable of transmitting S-band frequencies to the United States, we constructed a terrestrial simulation of our planned system. For this purpose, we selected a test range covering several kilometers near Washington, D.C. which included areas shadowed by buildings, trees and overpasses. We placed S-band transmitters on the rooftops of a number of tall buildings in such a way as to simulate the signal power and angle of arrival of satellite transmissions to be used for our proposed service. We also modified the standard factory installed sound system of an automobile to create a radio receiving AM, FM and S-band signals, and integrated our satellite dish antenna into the car roof. The demonstrations included the reception of 30 channels of compact disc quality stereo music by the prototype radio while the car was driven throughout the test range. We have also successfully tested our system in San Francisco, where construction of our terrestrial repeater network has been completed. Prior to testing with orbiting satellites, antennas and receivers suitable for commercial production, there can be no assurance that the CD Radio system will function as intended. See 'Risk Factors -- Our Planned System Relies on Unproven Applications of Technology.'

COMPETITION

     We expect to face competition from two principal sources: (i) conventional AM/FM radio broadcasting, including, when available, terrestrial digital radio broadcasting; and (ii) XM Satellite Radio, Inc. ('XM'), the other holder of an FCC license. We also may face competition from WCS Radio, Inc. ('WCSR'), a company purportedly formed by nine of the winners in the FCC's April 1997 wireless communication service license auction, which recently applied for a license to provide a satellite-based digital audio radio service beginning in the year 2002.

     The AM/FM radio broadcasting industry is very competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including program content, on-air talent, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market. Many of our radio broadcasting competitors have substantially greater financial resources than we do.

     Unlike CD Radio, the radio industry has a well established market for its services and generally offers 'free' broadcast reception paid for by commercial advertising rather than by a subscription fee. In addition, certain AM and FM stations, such as National Public Radio, offer programming without commercial interruption. Many radio stations also offer information programming of a local nature, such as local news or traffic reports, which we may be unable to offer. CD Radio will compete with conventional radio stations on the basis of its targeted programming formats, nearly seamless signal coverage, freedom from advertising and digital quality sound, features which are largely unavailable on conventional broadcast radio.

     Currently, radio stations broadcast by means of analog signals, as opposed to digital transmission. We believe, however, that within several years, terrestrial broadcasters may be able to place digital audio broadcasts into the bandwidth occupied by current AM and FM stations and simultaneously transmit both analog and digital signals on the AM and FM bands. The limited bandwidth assigned to AM stations will result in lower quality digital signals than can be broadcast by FM stations. As a result, we expect that the use of this technology will permit digital AM sound quality to approach monaural FM sound quality and permit digital FM broadcasts to approach compact disc sound quality. In order to receive these digital AM/FM broadcasts, listeners will need to purchase new digital radios which currently are not commercially available. While the development of digital broadcasting would eliminate one of the advantages of CD Radio over FM radio, we do not believe it would affect broadcasters' ability to address the other advantages of CD Radio. In addition, we view the growth of terrestrial digital broadcasting as a positive force that would encourage listeners to replace existing radios and thereby facilitate the introduction of receivers capable of receiving CD Radio broadcasts.

     Although certain existing satellite operators currently provide music programming to customers at fixed locations, these operators are incapable of providing CD Radio-type service to vehicles as a result of some or all of the following reasons: (i) these operators do not broadcast on radio frequencies suitable for reception in a mobile environment; (ii) CD Radio-type service requires fully dedicated satellites; (iii) CD Radio-type service requires a custom satellite system design; and (iv) CD Radio-type service requires regulatory approvals, which existing satellite operators do not have.

     XM is the other holder of an FCC license. WorldSpace, Inc. (an affiliate of a company that plans to provide satellite radio services outside of the United States) has applied to the FCC for the right to acquire an 81% interest in XM. In addition, the FCC could grant new licenses that would enable additional competitors to broadcast satellite radio. Finally, there are many portions of the electromagnetic spectrum that are currently licensed for other uses and certain other portions for which licenses have been granted by the FCC without restriction as to use, and there can be no assurance that these portions of the spectrum could not be utilized for satellite radio broadcasting in the future. Although any such licensees would face cost and competition barriers, there can be no assurance that there will not be an increase in the number of competitors in the satellite radio industry.

TECHNOLOGY AND PATENTS

     We have been granted certain U.S. patents on various features of satellite radio technology. There can be no assurance, however, that any U.S. patent issued to us will cover our actual commercialized technology or will not be circumvented by others, or that if challenged would be held to be valid. We have filed patent applications covering CD Radio system technology in Argentina, Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, South Korea, Mexico, the Netherlands, Spain, Switzerland and the United Kingdom, and been granted patents in a number of these countries. There can be no assurance that additional foreign patents will be awarded to us or, if any such patents are granted, that the laws of foreign countries where we receive patents will protect our proprietary rights to our technology to the same extent as the laws of the United States. Although we believe that obtaining patent protection may provide benefits, we do not believe that our business is dependent on obtaining patent protection or successfully defending any such patents that may be obtained against infringement by others.

     Some of our know-how and technology is not the subject of U.S. patents. To protect our rights, we require certain employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, our business may be adversely affected by competitors who independently develop competing technologies.

     Our proprietary technology was principally developed by Robert D. Briskman, CD Radio's co-founder, and was assigned and belongs to us. We believe that we are the sole owner of the technology covered by our issued patents. There can be no assurance, however, that third parties will not bring suit against us for patent infringement or for declaratory judgment to have our patents declared invalid. See Item 3, 'Legal Proceedings.'

     If a dispute arises concerning our patents, trade secrets or know-how, litigation might be necessary to enforce our patents, to protect our trade secrets or know-how or litigation may occur to determine the scope of the proprietary rights of others. Any such litigation could result in substantial cost to, and diversion of effort by, us, and adverse findings in any proceeding could subject us to significant liabilities to third parties, require us to seek licenses from third parties or otherwise adversely affect our ability to successfully develop and market CD Radio.

GOVERNMENT REGULATION

     As an operator of a privately owned satellite system, we are subject to the regulatory authority of the FCC under the Communications Act of 1934 (the 'Communications Act'). The FCC is the government agency with primary authority in the United States over satellite radio communications. We are currently subject to regulation by the FCC principally with respect to (i) the licensing of our satellite system; (ii) preventing interference with or to other users of radio frequencies; and (iii) compliance with rules that the FCC has established specifically for United States satellites and rules that the FCC has established for providing a satellite radio service.

     On May 18, 1990, we proposed that the FCC establish a satellite radio service and applied for an FCC license. On March 3, 1997, the FCC adopted rules for the national satellite radio broadcast service (the 'FCC Licensing Rules'). Pursuant to the FCC Licensing Rules, an auction was held among the applicants on April 1 and 2, 1997. We were a winning bidder for one of two FCC licenses with a bid of approximately $83 million. XM was the other winning bidder for an FCC license with a bid of $89 million. After payment of the full amount by us, on October 10, 1997, the FCC's International Bureau issued us a license to place two satellites in a geostationary orbit. Our FCC license was effective immediately; however, for a period of 30 days following the grant of the FCC license, those parties that had filed comments or petitions to deny in connection with our application for an FCC license were entitled to petition the International Bureau to reconsider its decision to grant the FCC license to us or request review of the decision by the full FCC. An application for review by the FCC was filed by one of the low-bidding applicants in the auction. This petition requests, among other things, that the FCC adopt restrictions on foreign ownership, which were not applied in the license issued to us by the FCC's International Bureau on October 10, 1997 (the 'IB Order'), and, on the basis of our ownership, overrule the IB Order. Since December 1997, there have been no further developments concerning this petition.

     Although we believe the FCC will uphold the IB Order, we cannot predict the ultimate outcome of any proceedings relating to this petition or any other proceeding that may be filed. If this petition is denied, the complaining party may file an appeal with the U.S. Court of Appeals which must find that the decision of the FCC was not supported by substantial evidence, or was arbitrary, capricious or unlawful in order to overturn the grant of our FCC license.

     Pursuant to the FCC Licensing Rules, we are required to meet certain progress milestones. We are required to begin satellite construction within one year of the grant of our FCC license; to launch and begin operating our first satellite within four years; and to begin operating our entire system within six years. The IB Order states that failure to meet these milestones will render our FCC license null and void. On May 6, 1997, we notified the FCC that we had begun construction on the first of our satellites. On March 27, 1997, a third party requested reconsideration of the FCC Licensing Rules, seeking, among other things, that the time period allotted for these milestones be shortened. To date, the FCC has not responded to the petition for reconsideration. We cannot predict the outcome of this petition.

     In 1998, we decided to increase the number of satellites in our system from two to three and modify our orbits from geostationary to inclined, elliptical geosynchronous, requiring modification of our FCC license. On December 11, 1998, we filed an application with the FCC for this modification. Although we believe that the FCC will approve our application for this change, there can be no assurance that this will occur. XM and WCSR have filed comments opposing our application with the FCC. We cannot predict the time it will take the FCC to act on our application. Failure of the FCC to approve the requested modification to our license in a timely fashion would have a material adverse effect on our business, financial condition and prospects.

     The term of our FCC license for each satellite is eight years, commencing from the time each satellite is declared operational after having been inserted into orbit. Upon the expiration of the term with respect to each satellite, we will be required to apply for a renewal of the relevant FCC license. Although we anticipate that, absent significant misconduct on our part, the FCC licenses will be renewed in due course to permit operation of the satellites for their useful lives, and that a license would be granted for any replacement satellites, there can be no assurance of such renewal or grant.

     The spectrum allocated by the FCC for satellite radio in the United States is used in Canada and Mexico for terrestrial microwave links, mobile telemetry and other purposes. In September 1998, the United States government and Canada reached an agreement to coordinate the use of this spectrum. The United States government must still coordinate the United States' use of this spectrum with the Mexican government before our satellites may become operational. The FCC Licensing Rules require that both ourselves and XM successfully complete detailed frequency coordination with existing operations in Mexico, and the IB Order conditions our FCC license on such coordination. Although the United States government has begun this coordination process with Mexico, there can be no assurance that we will be able to coordinate the use of this spectrum with Mexican operators or will be able to do so in a timely manner.

     In order to operate our satellites, we also will have to obtain a license from the FCC to operate our uplink facility. Normally, such approval is sought after issuance of an FCC license. Although there can be no assurances that such licenses will be granted, we do not expect difficulties in obtaining a feeder link frequency and ground station approval in the ordinary course.

     In the future, any assignments or transfers of control of our FCC license must be approved by the FCC. There can be no assurance that the FCC would approve any such transfer or assignment.

     The CD Radio system is designed to permit CD Radio to be received by motorists in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites. In certain areas with high concentrations of tall buildings, such as urban cores, or in tunnels, signals from our satellites will be blocked and reception will be adversely affected. In such cases, we plan to install terrestrial repeating transmitters to broadcast CD Radio. The FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters. A rulemaking on the subject was initiated by the FCC on March 3, 1997. The deadline for the public to file comments was June 13, 1997 and the deadline for filing reply comments was June 27, 1997. Several comments were received by the FCC that sought to cause the FCC to consider placing restrictions on our ability to deploy our terrestrial repeating transmitters. The repeaters we have constructed in San Francisco are operating under temporary experimental licenses. We cannot predict the outcome, or the timing of, these FCC proceedings. In addition, in connection with the installation and operation of our terrestrial repeating transmitters, we need to obtain the rights to use towers or the roofs of certain structures where the transmitters will be installed. There can be no assurance that we can obtain such tower or roof rights on acceptable terms or in appropriate locations for the operation of CD Radio.

     The IB Order conditions our FCC license on us certifying that our system includes a receiver design that will permit end users to access the other licensee's system. In November 1998, WCSR submitted an application to the FCC to provide a satellite-based digital audio radio service. We also may have to comply with the interoperability requirement for any system launched by WCSR. We have made progress towards developing a receiver which is interoperable with the satellite digital audio radio system XM is constructing. However, because of the various technological challenges involved in designing an interoperable receiver, we cannot predict whether we will be able to satisfy this interoperability requirement. Complying with this interoperality requirement could make the devices capable of receiving CD Radio broadcasts and the related antenna more difficult and costly to manufacture. Accordingly, this interoperability requirement could delay the commercial introduction of these products or require that they be sold at higher prices.

     The FCC has proposed to update regulations for a new type of lighting device that may generate radio energy in the part of the spectrum to be used by us. The devices would be subject to FCC rules that prohibit such devices from causing harmful interference to an authorized radio service such as CD Radio. However, unless the FCC adopts adequate technical standards specifically applicable to such devices, it may be difficult for us to enforce our rights if the use of such devices were to become commonplace. We believe that the currently proposed FCC rules must be strengthened to assure protection of our spectrum. The FCC's failure to adopt adequate standards could have a material adverse effect on reception of our broadcasts. We believe that the FCC will set adequate standards to prevent harmful interference, although there can be no assurance that it will do so.

     Our business operations as currently contemplated may require a variety of permits, licenses and authorizations from governmental authorities other than the FCC, but we have not identified any such permit, license or authorization that we believe could not be obtained in the ordinary course of business.

     The Communications Act prohibits the issuance of a license to a foreign government or a representative thereof, and contains limitations on the ownership of common carrier, broadcast and certain other radio licenses by non-U.S. citizens. We are regulated as a private carrier, not a common carrier, by the FCC. As such, the IB Order determined that we are not subject to the foreign ownership provisions of the Communications Act. The FCC has before it a petition to apply the foreign ownership rules to digital audio radio services but has not acted on that petition or indicated that it is likely to do so in the near future. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment, without economic regulation.

     The foregoing discussion reflects the application of current communications law, FCC regulations and international agreements to our proposed service in the United States. Changes in law, regulations or international agreements relating to communications policy or to matters affecting specifically the services proposed by us could adversely affect our ability to retain our FCC license and obtain or retain other approvals required to provide CD Radio or the manner in which our proposed service would be regulated. Further, actions of the FCC are subject to judicial review and there can be no assurance that if challenged, such actions would be upheld.

RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward looking statements due to a number of factors, including those set forth below and elsewhere herein. See 'Special Note Regarding Forward Looking Statements.'

OUR BUSINESS IS STILL IN THE DEVELOPMENT STAGE

     Historically, We Have Only Generated Losses. We are a development stage company. The service we propose to offer, CD Radio, is in a relatively early stage of development and we have never recognized any operating revenues or conducted any operations. Since our inception, we have concentrated on raising capital, obtaining required licenses, developing technology, strategic planning, market research and building our infrastructure. Our financial results from our inception on May 17, 1990 through December 31, 1998, are as follows:

      No revenues;

      net losses of approximately $72 million (including net losses of approximately $5 million during the year ended December 31, 1997 and $48 million during the year ended December 31, 1998); and

      net losses applicable to common stock of approximately $165 million, which includes a deemed dividend on our former 5% Delayed Convertible Preferred Stock (the '5% Preferred Stock') of $52 million. (In November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock ('Series C Preferred Stock') for all of the issued and outstanding shares of 5% Preferred Stock).

     We Do Not Expect Any Revenues Before 2001, and Still Have a Variety of Hurdles to Surmount Before Commencing Operations. We do not expect to generate any revenues from operations before late 2000 or to generate positive cash flow from operations until the third quarter of 2001, at the earliest. Our ability to generate revenues, generate positive cash flow and achieve profitability will depend upon a number of factors, including:

      the timely receipt of all necessary regulatory authorizations;

      the successful and timely construction and deployment of our satellite system;

      the development and manufacture by one or more consumer electronics manufacturers of devices capable of receiving CD Radio; and

      the successful marketing and consumer acceptance of CD Radio.

We cannot assure you that we will accomplish any of the above, that CD Radio will ever commence operations, that we will attain any particular level of revenues, that we will generate positive cash flow or that we will achieve profitability.

WE NEED ADDITIONAL FINANCING TO BUILD AND LAUNCH OUR SERVICE

     We Need More Money in the Current Fiscal Year to Continue Implementing Our Business Plan. We require near-term funding to continue building our CD Radio system. We believe we can fund our planned operations and the construction of our satellite system into the fourth quarter of 1999 from our working capital at December 31, 1998, which includes the proceeds from our sale of 5,000,000 shares of Common Stock to Prime 66 Partners, L.P. ('Prime 66') for $100 million on November 2, 1998, and the proceeds from our sale of a new class of 9.2% Series A Junior Preferred Stock to Apollo Investment

Fund IV, L.P. and Apollo Overseas Partners, L.P. (collectively, the 'Apollo Investors') for $135 million on December 23, 1998.

     The Apollo Investors have also granted us an option to sell them 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the '9.2% Series B Junior Preferred Stock'), for $65 million. Together these two series of preferred stock constitute the 'Junior Preferred Stock.' We may exercise this option at any time prior to September 30, 1999.

     We currently do not have sufficient financing commitments to fund our capital requirements. We expect to satisfy the remainder of our funding requirements through the issuance of debt or equity securities or a combination of debt and equity securities. We cannot assure you that we will obtain additional financing on favorable terms or that we will do so on a timely basis.

     We estimate that we will need the following amounts for the following purposes:

 to develop and commence commercial operation of CD Radio by the fourth quarter of    $1.14 billion
 2000
 to fund operations through the first full year of operations ending with the fourth  $100 million quarter of 2001
Total through the first year of operations                                            $1.24 billion

     We have or expect that we may have use of the following funds to develop and operate CD Radio:

 net funds raised through December 31, 1998 (including $115 million of debt which we  $721 million must refinance or repay by September 30, 1999)
 funds from the possible sale of 9.2% Series B Junior Preferred Stock to the Apollo   $63 million
 Investors, if we exercise our option, net of fees and expenses
 funds which Bank of America National Trust and Savings Association ('Bank of         $106 million
 America') may (but is not required to) arrange for us
Total funds we may access                                                             $890 million

     After we give effect to the funds we have and the funds we expect to raise, we estimate that we will need an additional $250 million to develop and commence commercial operation of CD Radio by the fourth quarter of 2000. We estimate that we will need total additional funds of $350 million to fund our business through the first full year of operations. We will require more money in the event of delays, cost overruns, launch failure or other adverse developments.

WE FACE MANY FINANCING CHALLENGES AND CONSTRAINTS

     We face many challenges and constraints in financing our development and operations, including those listed below.

     Our Existing Debt Instruments Limit Our Ability to Incur Indebtedness. The indenture (the 'Senior Notes Indenture') governing our outstanding 15% Senior Secured Discount Notes due 2007 (the 'Senior Secured Notes') issued in November 1997 limits our ability to incur additional indebtedness. In addition, we expect any future indebtedness will contain similar limits on our ability to incur additional indebtedness.

     We Will Have to Satisfy a Variety of Conditions Before We can Obtain any Syndicated Bank Borrowings. We entered into a credit agreement with Bank of America and other lenders in July 1998. Under this agreement, Bank of America and the other lenders agreed to provide us a term loan facility of up to $115 million maturing September 30, 1999. Additionally, Bank of America has agreed to attempt to arrange a syndicate of lenders to provide us with a second term loan facility of $225 million. We intend to use a portion of the proceeds from this second term loan facility to repay the existing term loan facility and for other general corporate purposes. The second term loan facility would provide us with approximately $106 million of net additional funds after repayment of the existing term loan facility and the payment of fees and expenses. To borrow under the second term loan facility, we must first satisfy certain conditions, negotiate, execute and deliver definitive loan documents and obtain consents from holders of certain of our outstanding indebtedness.

     We Have Substantial Near-Term Requirements for Additional Funds. Over the near-term, we require substantial funds to construct and launch the satellites that will be part of our broadcast system. We are committed to pay a total of approximately $718 million under the Loral Satellite Contract for the construction, launch and in-orbit delivery of three satellites and construction of our spare fourth satellite. Of this total, we must pay $438 million for the construction of satellites and $280 million for launch services. As of December 31, 1998, we have satisfied $221 million of the amount due to Loral. We started paying for the construction of the satellites in April 1997 and we must make further installments through December 2003.

     If we fail to secure the financing required to pay Loral on a timely basis, we risk:

      delays in launching our satellites and starting broadcasting operations;

      increases in the cost of building or launching our satellites or other activities necessary to put CD Radio into operation;

      a default on our commitments to Loral, our creditors or others;

      our inability to commence CD Radio service; and

      the forced discontinuance of our operations or the sale of our business.

     A Delay in Introducing Our Service Could Hinder Our Ability to Raise Additional Financing. Any delay in implementing our business plan would hurt our ability to obtain the financing we need by adversely affecting our expected results of operations and increasing our cost of capital. Our ability to begin offering our CD Radio service in the fourth quarter of 2000 depends entirely on Loral delivering completed satellites prior to the launch dates and providing or obtaining launch services on a timely basis. A significant delay in the development, construction, launch or commencement of operation of our satellites would adversely affect our results of operations in a material way.

     Other delays in implementing our business plan could also materially adversely affect our results of operations. Several factors could delay us, including the following:

      obtaining additional authorizations from the FCC;

      coordinating the use of S-band radio frequency spectrum with Mexico;

      delays in or modifications to the design, development, construction or testing of our satellites or other aspects of the CD Radio system;

      changes of technical specifications;

      delay in commercial availability of devices capable of receiving CD Radio;

      failure of our vendors to perform as anticipated; and

      a delayed or unsuccessful satellite launch or deployment.

During any period of delay, we would continue to need significant amounts of cash to fund capital expenditures, administrative and overhead costs, contractual obligations and debt service. Accordingly, any delay could materially increase the aggregate amount of funds we need to commence operations. Additional financing may not be available on favorable terms or at all during periods of delay. Delays also could place us at a competitive disadvantage relative to any competitor that begins operations before us.

WE ARE DEPENDENT UPON LORAL TO BUILD AND LAUNCH OUR SATELLITES

     Our business depends upon Loral successfully constructing and launching the satellites to transmit CD Radio. We are relying upon Loral to construct and to deliver these satellites in orbit on a timely basis. We cannot assure you that Loral will deliver the satellites or provide such launch services on a timely basis, if at all. If Loral fails to deliver functioning satellites in a timely manner, our business could be materially adversely affected. Although our agreement with Loral requires Loral to pay us penalties for late delivery, based on the length of the delay, these remedies may not adequately mitigate the damage any launch delays cause to our business. In addition, if Loral fails to deliver the designated launch services due to causes beyond its control, Loral will not be liable for the delay or the damages caused by the delay. While the satellites are under construction, Loral is at risk should anything happen to the satellites. In addition, Loral is responsible for making sure the satellites meet certain performance specifications at the time of launch (in the case of our first three satellites) or at the time of delivery to our ground storage location (in the case of our fourth satellite). However, we, and not Loral, will be at risk for anything that happens to the satellites at the time of launch and thereafter (in the case of our first three satellites) or at any time after delivery to our ground storage location (in the case of our fourth satellite). This means that if any satellite is destroyed during or after launch or if the fourth satellite is damaged or destroyed while in storage, Loral will not be responsible to us for the cost of replacing it.

     We depend on Loral to obtain access to available slots on launch vehicles and to contract with third-party launch service providers for the launch of our satellites. A launch service provider may postpone one or more of our launches for a variety of reasons, including:

      technical problems;

      a launch of a scientific satellite whose mission may be degraded by delay;

      the need to conduct a replacement launch for another customer; or

      a launch of another customer's satellite whose launch was postponed.

Generally, Loral is not liable to us for a satellite or launch failure. However, if the first Proton launch vehicle used to launch our satellites fails, Loral will provide us with a free replacement launch. The timing of such replacement launch cannot be predicted.

     We also depend on Loral to ensure that the software to test the satellites prior to launch, to run the satellites and to track and control the satellites will be capable of handling the potential problems that may arise beginning on January 1, 2000. These potential problems are known as 'The Year 2000 Issue.' The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define a year, which could result in miscalculations or system failures resulting from recognition of a date occurring after December 31, 1999 as falling in the year 1900 (or another year in the 1900s) rather than the year 2000 or thereafter. While currently the above mentioned systems are not fully prepared to handle The Year 2000 Issue, Loral is aware of this and has assured us that all Loral systems will be year 2000 compliant before the critical date of January 1, 2000.

WE ARE DEPENDENT ON LUCENT TO DESIGN AND DEVELOP INTEGRATED CIRCUITS

     Our business depends upon Lucent successfully designing, developing and manufacturing commercial quantities of integrated circuits, which will be used in consumer electronic devices capable of receiving CD Radio's broadcasts. Lucent has agreed to use commercially reasonable efforts to deliver commercial quantities of the chip sets by June 2000. We have agreed to pay Lucent the cost of the development work related to the chip sets, currently estimated to be approximately $27,000,000, which is approximately $18,000,000 more than originally estimated.

     There can be no assurance that:

      Lucent will be able to deliver commercial quantities of chip sets by June 2000;

      The cost to us of the chip set development work will not exceed $27,000,000; or

      Lucent will be able to establish a price for the chip sets which will be low enough to encourage and support the widespread introduction of consumer devices capable of receiving CD Radio.

If Lucent fails to deliver commercial quantities of the chip sets in a timely manner, the costs of the chip set development work increases significantly or the price of the chip set is not low enough to support the introduction of consumer devices capable of receiving CD Radio, our business will be materially adversely affected.

WE ARE NOT SURE THERE WILL BE A MARKET FOR CD RADIO

     Currently no one offers a commercial satellite radio service such as CD Radio in the United States. As a result, our proposed market is new and untested and we cannot reliably estimate the potential demand for such a service or the degree to which our proposed service will meet that demand. We cannot assure you that there will be sufficient demand for CD Radio to enable us to achieve significant revenues or cash flow or profitable operations. CD Radio will achieve or fail to gain market acceptance depending upon factors beyond our control, including:

      the willingness of consumers to pay subscription fees to obtain satellite radio broadcasts;

      the cost, availability and consumer acceptance of devices capable of receiving CD Radio;

      our marketing and pricing strategies and those of our competitors;

      the development of alternative technologies or services; and

      general economic conditions.

OUR PLANNED SYSTEM RELIES ON UNPROVEN APPLICATIONS OF TECHNOLOGY

     Our Satellite System Applies Technology in New and Unproven Ways. CD Radio is designed to be broadcast from three satellites orbiting the Earth. Two of the three satellites will transmit the same signal at any given time to receivers that will receive signals through antennas. This design applies technology in new and unproven ways. Accordingly, we cannot assure you that the CD Radio system will work as planned.

     Certain Obstructions Will Adversely Affect CD Radio Reception. High concentrations of tall buildings and other obstructions, such as those found in large urban areas, and tunnels will block the signals from both transmitting satellites. We plan to install terrestrial repeating transmitters to rebroadcast CD Radio in certain urban areas to mitigate this problem. However, certain areas with impediments to satellite line-of-sight may still experience 'dead zones.' We cannot assure you that the CD Radio system will operate as planned with the technology we have developed.

     Our System Has Never Been Tested with Orbiting Satellites. In support of our application for our FCC license, we conducted a demonstration of our proposed radio service from November 1993 through November 1994. For the demonstration, we transmitted S-band signals to a prototype S-band radio and satellite dish antenna installed in a car to simulate certain transmission characteristics of our planned system. We constructed a terrestrial simulation of our planned system because there are no commercial satellites in orbit capable of transmitting radio signals on S-band frequencies to the United States. As part of the demonstration, the prototype radio received 30 channels of compact disc quality stereo music while the car was driven throughout the range. We have also successfully tested our system in San Francisco, where our terrestrial repeater network has been completed. We cannot assure you that the CD Radio system will function as intended until we test it with orbiting satellites and antennas and receivers suitable for commercial production.

SATELLITE LAUNCHES ARE SUBJECT TO SIGNIFICANT RISKS

     We cannot assure you that the launches of our satellites will be successful. Satellite launches are subject to significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. The Loral Satellite Contract does not protect us against the risks inherent in satellite launches or in-orbit operations. Our three satellites are scheduled to be launched on Proton launch vehicles, which are built by Russian entities. The Proton family of launch vehicles has a 92% launch success rate based on its last 50 launches. Past experience, however, is not necessarily indicative of future performance.

     As part of our risk management program, we contracted with Loral for the construction of a fourth satellite that we will use as a ground spare. We also plan to obtain insurance covering a replacement launch to the extent required to cover risks Loral does not assume. If we need to launch our spare satellite, the start of our commercial operations would be delayed for a period of up to six months, which could materially adversely affect the demand for our services, our revenues and our results of operations.

SATELLITES HAVE A LIMITED LIFE AND MAY FAIL IN ORBIT

     We expect that our satellites will last approximately 15 years, and that after this period their performance in delivering CD Radio will deteriorate. We cannot assure you, however, of the useful life of any particular satellite. Our operating results would be adversely affected if the useful life of our initial satellites is significantly shorter than 15 years.

     The useful lives of our satellites will vary and will depend on a number of factors, including:

      quality of construction;

      amount of fuel on board;

      durability of component parts;

      expected gradual environmental degradation of solar panels;

      random failure of satellite components, which could result in damage to or loss of a satellite; and

      in rare cases, damage or destruction by electrostatic storms or collisions with other objects in space.

If one of our satellites fails on launch or in orbit and if we are required to launch our spare satellite, our operational timetable will be delayed for up to six months. If two or more of our satellites fail on launch or in orbit, our operational timetable could be delayed by a minimum of 16 months.

INSURANCE MAY NOT COVER ALL RISKS OF LAUNCHING AND OPERATING SATELLITES

     There Are Many Potential Risks to Insure. Because our agreement with Loral does not protect us against launch vehicle failure, failure of a satellite to deploy correctly or failure of a satellite to operate as planned, we must obtain insurance to protect adequately against such risks. The insurance premiums we pay may increase substantially upon any adverse change in insurance market conditions. We cannot assure you that we will be able to purchase launch insurance or in-orbit insurance or that we will be able to purchase it at a cost or on terms acceptable to us.

     Many Risks We Face May Not be Covered by Insurance. Our insurance may not cover all of our losses, and may not fully reimburse us for the following:

      expenditures for a satellite which fails, totally or in part, upon launch;

      expenditures for a satellite which fails to perform to specifications after launch;

      damages from business interruption, loss of business and similar losses arising from satellite failures or launch delays; and

      losses subject to deductibles, exclusions and conditions.

OUR TECHNOLOGY MAY BECOME OBSOLETE

     We operate in an industry characterized by rapid technological advances and innovations and one or more of the technologies which we use or develop could become obsolete. In addition, we will depend on technologies being developed by third parties to implement key aspects of our proposed system. We may be unable to obtain more advanced technologies on a timely basis or on reasonable terms, or our competitors may obtain more advanced technologies and we may not have access to such technologies. Finally, we may encounter unforeseen problems in the development of our satellite radio broadcasting system. Such problems could adversely affect the performance, cost or timely implementation of our system, which could materially adversely affect our results of operations.

RECEIVERS AND ANTENNAS ARE NOT YET AVAILABLE

     To receive the CD Radio service, a subscriber will need to purchase a device capable of receiving our broadcasts as well as an antenna. We have entered into an agreement with Lucent to develop and manufacture the microelectronic circuits that represent the essential element of the CD Radio receivers and our miniature satellite dish antennas. We cannot assure you that Lucent will succeed in this development effort. We have also entered into an agreement with Delco and Recoton to design and develop devices capable of receiving CD Radio broadcasts and antennas for use with these devices. We cannot assure you that Delco and Recoton will succeed in this development effort.

     No one currently manufactures devices capable of receiving CD Radio broadcasts and suitable antennas. We do not intend to manufacture or distribute CD Radio receivers and antennas ourselves. We have discussed the manufacture of CD Radio receivers and antennas for retail sale in the United States with several manufacturers, including Delco and Recoton. These discussions may not result in a binding commitment on the part of any manufacturer to produce, market and sell devices capable of receiving CD Radio broadcasts and suitable antennas in a timely manner and at a price that would permit the widespread introduction of CD Radio in accordance with our business plan. In addition, any manufacturers of devices capable of receiving CD Radio broadcasts and antennas may not produce them in sufficient quantities to meet anticipated consumer demand. Our business would be materially adversely affected if we cannot arrange for the timely development of these products for commercial sale at an affordable price and with sufficient retail distribution.

     Our FCC license requires that we design a receiver that is interoperable with the national satellite radio system being developed by the other existing licensee, XM. Although we have made progress towards designing a receiver that is interoperable with the system XM is constructing, we cannot predict whether we will be able to satisfy this interoperability requirement because of the various technological challenges involved. Complying with this interoperability requirement also could make the devices capable of receiving CD Radio broadcasts and the related antenna more difficult and costly to manufacture. Accordingly, this interoperability requirement could delay the commercial introduction of these products or require that they be sold at higher prices. We may also be required to comply with this interoperability requirement for any person licensed by the FCC to provide a satellite-based digital audio radio service in the future.

WE WILL FACE COMPETITION FROM ESTABLISHED CONVENTIONAL RADIO STATIONS

     We will be competing with established conventional (over the air) radio stations, which, unlike CD Radio:

      do not charge subscription fees;

      do not require users to purchase a separate receiver and antenna;

      often offer local information programming such as local news and traffic reports; and

      in the case of some FM stations, may begin to broadcast digital, compact disc quality signals before we start operations.

     In addition to direct competition from XM, we face the possibility of additional satellite broadcast radio competition:

      if the FCC grants additional licenses for satellite-delivered radio services;

      if holders of licenses for other portions of the electromagnetic spectrum (currently licensed for other uses) obtain changes to their licenses; or

      if holders of licenses without FCC restrictions for other portions of the spectrum devise a method of broadcasting satellite radio.

     Nine of the winners in the FCC's April 1997 wireless communication service license auction have formed an additional potential competitor called WCS Radio, Inc. In November 1998, WCSR submitted an application to the FCC to provide a satellite-based digital audio radio service. WCSR said in its application that it wants to launch two satellites into geostationary equatorial orbits beginning in the fourth quarter of 2001 and to broadcast 'up to 100 channels of high quality music and talk radio and innovative data services throughout the contiguous United States' beginning in the third quarter of 2002. We cannot predict whether the FCC will grant this application or whether WCSR will be able to launch a competing service. WCSR expects that its satellites will be built by a subsidiary of TRW, Inc.

     Although any potential competitor would face cost and competition barriers, the number of competitors in the satellite radio industry may increase. One or more competitors may design a satellite radio broadcast system that is superior to our system. The competitive factors listed above could materially adversely affect our results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE RAPID GROWTH

     We have not started broadcasting CD Radio. We expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development of our satellite radio system. As of March 29, 1999, we employed 49 people and 12 part time consultants. We do not employ sufficient staff to program our broadcast service, manage operations, control the operation of our satellites or handle sales and marketing efforts. Although we have hired experienced executives in these areas, we must hire many additional employees before we begin commercial operations of our service. This growth, including the creation of a management infrastructure and staffing, is likely to place a substantial strain on our management and operational resources. Our results of operations could be materially adversely affected if we fail to do any of the following:

      develop and implement effective management systems;

      hire and train sufficient personnel to perform all of the functions necessary to effectively provide our service;

      manage our subscriber base and business; or

      manage our growth effectively.

WE ARE SUBJECT TO CONTINUING AND DETAILED REGULATION BY THE FCC

     Our FCC License is Being Challenged. On October 10, 1997, the FCC's International Bureau granted us an FCC license after we submitted a winning bid in an FCC auction. One of the low-bidders in the FCC auction applied to have the full FCC review the grant of our FCC license. The application requests that the FCC adopt restrictions on foreign ownership and overrule the granting of our FCC license on the basis of our ownership. If the FCC denies this application, the complaining party may appeal to the U.S. Court of Appeals. Although we believe the FCC will uphold the grant of our FCC license, we cannot predict the ultimate outcome of any proceedings relating to this application or any other proceedings that interested parties may file. Since December 1997, there have been no developments in this matter.

     We Need a Modification to our FCC License Before We can Begin Operation. In May 1998, we decided to increase the number of satellites in our system from two to three and to change the orbit of those satellites. To implement these changes, the FCC must first approve changes to our FCC license. On December 11, 1998, we filed an application with the FCC for these changes. Although we believe that the FCC will approve our application for this necessary change, we cannot assure you that this will occur. XM and WCSR have filed comments objecting to this modification of our FCC license. We cannot predict the time it will take the FCC to act on our application or any such objections and we cannot be sure that the modification we have requested will be granted. If the FCC were to deny our application to modify our license, we would be required to redesign our proposed system and modify our satellites, at a significant cost, and our commercial operations would be delayed.

     We Will Need to Renew Our FCC License after Eight Years. The term of our FCC license with respect to each satellite is eight years. The term for a satellite starts on the date it is declared operational after it is inserted into orbit. When the term of our FCC license for each satellite expires, we must apply for a renewal of the relevant license. We cannot assure you that we will obtain such renewals. If the FCC does not renew our FCC license, we would be forced to cease broadcasting CD Radio.

     We Would Need FCC Approval to Assign our FCC License. The FCC must approve any future assignments or transfers of control of our FCC license under the transfer of control rule restrictions in the Communications Act. We cannot assure you that the FCC would approve any transfer or assignment of our FCC license.

     We Need FCC Approval to Operate Our Terrestrial Repeating Transmitters. Although, we plan to install terrestrial repeating transmitters to rebroadcast CD Radio in certain urban areas and have completed the construction of such repeaters in San Francisco where we have an experimental license, the FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters on a commercial basis. The FCC initiated a rulemaking on the subject in March 1997 and received several comments urging the FCC to consider placing restrictions on our ability to deploy our terrestrial repeating transmitters. We cannot predict the outcome of this process.

     To install and operate our terrestrial repeating transmitters, we will also need to obtain the rights to use towers or the roofs of certain structures. We cannot assure you that we can obtain these tower or roof rights on acceptable terms or in appropriate locations for the operation of CD Radio. Our inability to install terrestrial repeaters in areas where we think we need them could adversely affect the quality of reception of CD Radio service.

     New Devices may Interfere with CD Radio Broadcasts. A new type of lighting device may generate radio energy in the part of the spectrum we intend to use. The FCC proposes to revise its regulations to prohibit such devices from causing harmful interference to an authorized radio service such as CD Radio. If the FCC fails to adopt adequate technical standards specifically applicable to such devices and if the use of such devices becomes commonplace, we could experience difficulties enforcing our rights. We believe that the FCC must strengthen the currently proposed regulations to assure protection of our portion of the spectrum. If the FCC fails to adopt adequate standards, the new devices could materially adversely affect reception of our broadcasts. We believe that the FCC will set adequate standards to prevent harmful interference, although we cannot assure you that it will do so.

     The United States Needs to Complete Frequency Coordination with Mexico. In order to use our assigned spectrum, the United States government must complete a process of frequency coordination with Mexico. This is required under the rules adopted by the FCC on March 3, 1997 for the national satellite radio broadcast service. We cannot assure you that the United States government will be able to coordinate use of this spectrum with Mexico or do so in a timely manner. If the FCC were to authorize an additional satellite digital audio service in spectrum adjacent to ours, for example, as proposed by WCSR, coordination with Mexico could become more difficult. The United States and Canadian governments were required to complete a similar process and have done so.

     We may be Adversely Affected by Changing Regulations. To provide CD Radio, we must retain our FCC license and obtain or retain other requisite approvals. Our ability to do so could be affected by changes in laws, FCC regulations, international agreements governing communications policy generally or international agreements relating specifically to CD Radio. In addition, the manner in which CD Radio would be offered or regulated could be affected by any such changes.

     We may be Adversely Affected by Foreign Ownership Restrictions. The Communications Act restricts ownership in certain broadcasters by foreigners. If these foreign ownership restrictions were applied to us, we would need further authorization from the FCC if our foreign ownership were to exceed 25%. The order granting our FCC license determined that, as a private carrier, those restrictions do not apply to us. The order granting our FCC license stated that our foreign ownership status under the Communications Act could be raised in a future proceeding. The pending appeal of the grant of our FCC license may bring the question of foreign ownership restrictions before the full FCC.

     We Could Become Subject to Public Service Regulations. The FCC has indicated that it may impose public service obligations on satellite radio broadcasters in the future, which could add to our costs or reduce our revenues. For example, the FCC could require broadcasters to set aside channels for educational programming. We cannot predict whether the FCC will impose public service obligations or the impact that any such obligations would have on our results of operations.

WE NEED U.S. GOVERNMENT APPROVAL TO LAUNCH OUR SATELLITES FROM OUTSIDE THE UNITED STATES

     We cannot assure you that Loral will obtain the required export licenses to launch our satellites from a launch facility outside the United States, as we plan. The United States has recently amended its export control laws and regulations to transfer jurisdiction for granting export licenses from the Commerce Department to the State Department. This transfer is expected to result in increased scrutiny of export licenses and may make foreign satellite launches more difficult. In addition, the fact that a particular foreign launch service provider has obtained prior export approvals does not guarantee that the provider will obtain export approvals in the future. If we fail to obtain the necessary export licenses, we would need to arrange for alternative launch sites, which could cause delays, increase costs or increase the risks of a launch failure.

     In addition, we may require export licenses if we arrange to have other portions of the CD Radio system manufactured or assembled offshore. We cannot assume that we can obtain these export licenses.

CONSUMERS MAY OBTAIN OUR SERVICE WITHOUT PAYING FOR IT

     Consumers may steal the CD Radio signal. Although we plan to use encryption technology to mitigate signal piracy, we do not believe that any such technology is infallible. Accordingly, we cannot assure you that we can eliminate theft of the CD Radio signal. Widespread signal theft could reduce the number of motorists willing to pay us subscription fees and materially adversely affect our results of operations.

OUR PATENTS MAY NOT BE SUFFICIENT TO PREVENT OTHERS FROM COPYING ELEMENTS OF OUR SYSTEM

     Although our U.S. patents cover various features of satellite radio technology, our patents may not cover all aspects of our system. Others may duplicate aspects of our system which are not covered by our patents without liability to us. In addition, competitors may challenge, invalidate or circumvent our patents. We may be forced to enforce our patents or determine the scope and validity of other parties' proprietary rights through litigation. In this event, we may incur substantial costs and we cannot assure you of success in any such litigation. In addition, others may block us from operating our system if our system infringes their patents, their pending patent applications which mature into patents or their inventions developed earlier which mature into patents. Should we desire to license our technology, we cannot assure you that we can do so. Assuming we pay all necessary fees on time, the earliest expiration date on any of our patents is April 10, 2012.

ITEM 2. PROPERTIES

     On March 31, 1998, we signed a lease for the 36th and 37th floors and certain portions of the roof and basement at 1221 Avenue of the Americas, New York, New York, to house our headquarters and National Broadcast Studio. We will use portions of the roof to install and maintain satellite transmission equipment and will use a portion of the 8th floor setback to install an emergency electric power generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. We also have a right of first refusal, from and after October 8, 2001, to lease any full floor which becomes available on floors 27 through 37 of the building at fair market value. The initial annual rental is approximately $4.3 million, with specified increases and escalations based on operating expenses.

ITEM 3. LEGAL PROCEEDINGS

     On January 12, 1999, we filed a lawsuit against XM in the United States District Court for the Southern District of New York. The lawsuit alleges infringement by XM of our U.S. Patent Nos. 5,319,673, 5,485,485 and 5,592,471. We are seeking, among other things, an injunction against infringement by XM for any manufacture, use, offer for sale or sale within the scope of any claim of U.S. Patent Nos. 5,319,673, 5,485,485 and 5,592,471. On March 1, 1999, XM
answered our complaint in this lawsuit, denying our allegations and asserting certain affirmative defenses. Both XM and ourselves have requested that the other produce certain documents and answer interrogatories and this process is proceeding. While we believe that we should prevail in this lawsuit, there can be no assurance that the Court will rule in our favor.

     Except as described above, we are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 1998, we mailed to holders of our Common Stock a consent solicitation statement seeking the approval of: (i) the issuance and sale of 1,350,000 shares of our 9.2% Series A Junior

Preferred Stock pursuant to a Stock Purchase Agreement, dated as of November 13, 1998, by and among CD Radio Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (the 'Apollo Stock Purchase Agreement'), (ii) the issuance and sale, at our option, of 650,000 shares of our 9.2% Series B Junior Preferred Stock pursuant to the Apollo Stock Purchase Agreement, (iii) the issuance of up to 2,950,000 shares of 9.2% Series A Junior Preferred Stock in payment of dividends that may be paid on the such preferred stock from time to time, and (iv) the issuance up to 1,450,000 shares of 9.2% Series B Junior Preferred Stock in payment of dividends that may be paid on such preferred stock from time to time (the 'Proposal').

     As of December 23, 1998, we received the written consent to the Proposal from holders of 16,449,109 shares of Common Stock, representing more than 50% of the Common Stock, and the Proposal was approved. Holders of 60,400 shares of Common Stock withheld consent, and holders of 13,497 shares of Common Stock abstained.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are listed below.

                NAME                    AGE                       POSITIONS WITH CD RADIO
-------------------------------------   ---   ---------------------------------------------------------------

David Margolese......................   41    Chairman and Chief Executive Officer
Robert D. Briskman...................   66    Executive Vice President, Engineering and Operations
Andrew J. Greenebaum.................   36    Executive Vice President and Chief Financial Officer
Ira H. Bahr..........................   36    Executive Vice President, Marketing
Joseph S. Capobianco.................   49    Executive Vice President, Content
Patrick L. Donnelly..................   37    Executive Vice President, General Counsel and Secretary

     DAVID MARGOLESE has served as Chairman and Chief Executive Officer since August 1993, and as a director since August 1991. Prior to his involvement with CD Radio, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Roger Communications Inc. in 1989, and Canadian Telecom Inc., a radio paging company, serving as that company's president until the company's sale in 1987.

     ROBERT D. BRISKMAN is CD Radio's co-founder and has served as Executive Vice President, Engineering and Operations, and as a director since October 1991. Prior to 1986, during his twenty-two year career at Communications Satellite Corporation, an integrated satellite communications company, he was responsible for the engineering and implementation of numerous major satellite systems, including PALAPA, ITALSAT, MORELOS, ARABSAT, CHINASAT and others. Mr. Briskman was one of the early engineers hired at NASA in 1959, and received the APOLLO Achievement Award for the design and implementation of the Unified S-Band System. He is past chairman of the IEEE Standards Board, past president of the Aerospace and Electronics Systems Society and served on the industry advisory council to NASA. He is the Telecommunications Editor of McGraw Hill's Encyclopedia of Science and Technology and is a recipient of the IEEE Centennial Medal.

     ANDREW J. GREENEBAUM has served as Executive Vice President and Chief Financial Officer since August 1997. From August 1989 to August 1997, he held a variety of senior management positions with The Walt Disney Company, a diversified international entertainment corporation. From March 1996 to August 1997, Mr. Greenebaum was Vice President, Corporate Finance in charge of corporate and project finance. From May 1995 to March 1996, he was Director, Strategic Planning. From October 1992 to May 1995, he was Director, Corporate Finance.

     IRA H. BAHR has served as Executive Vice President, Marketing, since October 1998. From June 1998 to October 1998, Mr. Bahr was Vice President, Marketing. Previously, Mr. Bahr held senior management positions at BBDO New York, a worldwide advertising agency. From 1992 through 1998, Mr. Bahr was Senior Vice President and Worldwide Account Director in charge of the agency's relationship with Federal Express. In that role, he planned, managed and executed FedEx advertising and promotional programs around the world and worked closely with FedEx executive management in developing long term business and branding strategies.

     JOSEPH S. CAPOBIANCO has served as Executive Vice President, Content, since April 1997. From 1981 to April 1997, he was an independent consultant providing programming, production, marketing and strategic planning consulting services to media and entertainment companies, including Home Box Office, a cable television service and a subsidiary of Time Warner Entertainment Company, L.P., and ABC Radio. From May 1990 to February 1995, he served as Vice President of Programming at Music Choice, which operates a 40-channel music service available to subscribers to DIRECTV, and is partially owned by Warner Music Group Inc., Sony Entertainment Inc. and EMI.

     PATRICK L. DONNELLY has served as Executive Vice President, General Counsel and Secretary since May 1998. From June 1997 to May 1998, he was Vice President and Deputy General Counsel of ITT Corporation, a hotel, gaming and entertainment corporation that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was Assistant General Counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an associate at the law firm of Simpson Thacher & Bartlett.

     In the course of preparing this Annual Report on Form 10-K, we discovered, based solely upon a review of Forms 3 and 4 and amendments thereto, that certain executive officers and directors failed to file on a timely basis certain reports required by Section 16(a) of the Exchange Act. Specifically, Andrew Greenebaum failed to timely file a Form 3 when he was elected Executive Vice President and Chief Financial Officer in August 1997. Joseph Vittoria failed to timely file a Form 3 in April 1998 when he was elected a Director. Lawrence Gilberti, a Director, failed to timely file a Form 4 in September 1996 when he received 10,000 stock options and in April 1998 when he received an additional 15,000 stock options. David Margolese failed to timely file a Form 4 in April 1996 when he received 400,000 stock options. Joseph Capobianco failed to timely file a Form 4 in July 1997 when he received 25,000 options and again in May 1998 when he received an additional 25,000 options. Robert Briskman failed to timely file a Form 4 in April of 1996 when he received 30,000 options, in October 1997 when he received an additional 30,000 options and in April 1998 when he received an additional 57,500 options. These omissions have been corrected.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock began trading on the Nasdaq SmallCap Market on September 13, 1994. Since October 24, 1997, our Common Stock has traded on the Nasdaq National Market under the symbol 'CDRD.' The following table sets forth the high and low closing bid price for our Common Stock, as reported by Nasdaq, for the periods indicated below. The prices set forth below for the periods prior to October 24, 1997 reflect interdealer quotations, without retail markups, markdowns, fees or commissions and do not necessarily reflect actual transactions.

                                                                                   HIGH    LOW
                                                                                   ----    ---

Year Ended December 31, 1998
     First Quarter..............................................................   23 1/2  12 1/8
     Second Quarter.............................................................   41 1/2  24 1/8
     Third Quarter..............................................................   36 7/8  15 1/4
     Fourth Quarter.............................................................   38 1/2  14 9/16

Year Ended December 31, 1997
     First Quarter..............................................................     8      3 9/16
     Second Quarter.............................................................   20 1/4  10 3/4
     Third Quarter..............................................................   20      14
     Fourth Quarter.............................................................   24 5/8  16 5/8

     On March 25, 1999, the closing bid price of our Common Stock on Nasdaq was $23 1/4 per share. On March 25, 1999, there were 218 record holders of our Common Stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The agreements governing our outstanding debt and the instruments governing our outstanding preferred stock contain provisions that limit our ability to pay dividends on our Common Stock. See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources' and 'Note 4 of Notes to Consolidated Financial Statements.'

     Recent Sales of Unregistered Securities. On November 2, 1998, we sold 5,000,000 shares of our Common Stock to Prime 66 for an aggregate purchase price of $100 million. In connection with this sale, we paid an aggregate of $2 million in fees to investment banking firms. The proceeds from this sale of our Common Stock will be used for general corporate purposes.

     On December 23, 1998, we sold 1,281,269 shares of our 9.2% Series A Junior Preferred Stock to Apollo Investment Fund IV, L.P. and 68,731 shares of our 9.2% Series A Junior Preferred Stock to Apollo Overseas Partners IV, L.P. for an aggregate purchase price of $135 million. In connection with this sale, we paid an aggregate $5.15 million in fees to investment banking firms. Each share of our 9.2% Series A Junior Preferred Stock is convertible into shares of Common Stock at a price of $30 per share. The proceeds from this sale of our 9.2% Series A Junior Preferred Stock will be used for general corporate purposes.

     These sales were exempt from registration under the Securities Act of 1933, as amended (the 'Securities Act'), by virtue of Section 4(2) thereof. We determined that each of Prime 66 and the Apollo Investors had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of purchasing shares of Common Stock or 9.2% Series A Junior Preferred Stock, as the case may be. We did not sell the shares of Common Stock or 9.2% Series A Junior Preferred Stock by any form of general solicitation or general advertising, and we determined that Prime 66 and the Apollo Investors were acquiring these shares for their own accounts and with no intention of distributing or reselling them. In addition, prior to these sales, we provided Prime 66 and the Apollo Investors with reports we filed with the Securities and Exchange Commission, and other information, as contemplated by Rule 502 under the Securities Act, and we afforded each of them an opportunity to ask questions concerning the information provided to them and to obtain any other information concerning us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the Company set forth below has been derived from audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                          STATEMENT OF OPERATIONS DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                        --------    --------    --------    --------    --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Operating revenues...................................   $  --       $  --       $  --       $  --       $  --
Net loss (basic and diluted).........................   $ (4,065)   $ (2,107)   $ (2,831)   $ (4,737)   $(48,396)
Net loss per share...................................   $   (.48)   $   (.23)   $   (.29)   $   (.41)   $  (2.70)
Weighted average common shares (basic and diluted)
  and common share equivalents outstanding...........      8,398       9,224       9,642      11,626      17,932

                               BALANCE SHEET DATA

                                                                              DECEMBER 31,
                                                        --------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                        --------    --------    --------    --------    --------
                                                                             (IN THOUSANDS)
Cash and cash equivalents............................   $  3,400    $  1,800    $  4,584    $    900    $204,753
Marketable securities, at market.....................   $  --       $  --       $  --       $169,482    $ 60,870
Working capital (deficit)............................   $  2,908    $  1,741    $  4,442    $170,894    $180,966
Total assets.........................................   $  3,971    $  2,334    $  5,065    $323,808    $643,880
Deficit accumulated during the development stage.....   $(13,598)   $(15,705)   $(18,536)   $(23,273)   $(71,669)
Stockholders' equity(1)..............................   $  3,431    $  1,991    $  4,898    $ 15,980    $ 77,953

------------

(1) No cash dividends were declared or paid in any of the periods presented.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors, including those set forth under 'Business -- Risk Factors' and elsewhere herein. See 'Special Note Regarding Forward Looking Statements.'

OVERVIEW

     CD Radio Inc. was organized in May 1990 and is in its development stage. Our principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of three satellites, acquisition of content for our programming, strategic planning, market research, recruitment of our management team and securing financing for working capital and capital expenditures. We do not expect to generate any revenues from operations until late 2000, at the earliest, and we expect that positive cashflow from operations will not be generated until third quarter 2001, at the earliest. In addition, we require additional capital to complete development and commence commercial operations of CD Radio. There can be no assurance that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

     Upon commencing commercial operations, we expect our primary source of revenues to be monthly subscription fees. We currently anticipate that our subscription fee will be approximately $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, we expect to derive additional revenues from directly selling or bartering advertising time on our non-music channels. We do not intend to manufacture the consumer electronic devices necessary to receive CD Radio and thus will not receive any revenues from their sale. Although we hold patents covering certain technology which may be used in these consumer electronic devices, we expect to license our technology to manufacturers at no charge.

     We expect that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of the satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. We expect to have approximately 150 employees by the time we commence commercial operations.

     In addition to funding initial operating losses, we require funds for working capital, interest and financing costs on borrowings and capital expenditures in the near term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     We recorded net losses of $48,396,000 ($2.70 per share) and $4,737,000 ($.41 per share) for the years ended December 31, 1998 and 1997, respectively. Our total operating expenses were $39,079,000 in 1998 and $6,865,000 in 1997.

     Legal, consulting and regulatory fees increased to $4,064,000 in 1998 from $3,236,000 in 1997. The increase in the level of expenditures was primarily the result of greater consulting expenses due to the accelerated execution of our business plan. Consulting fees were generated primarily in connection with the technical aspects of our business plan, such as satellite construction, chip set design and terrestrial repeater network build-out. The major components of legal, consulting and regulatory fees in the 1998 period were legal (48%), consulting (50%) and regulatory (2%), while in the 1997 period the major components were legal (51%), consulting (44%) and regulatory (5%).

     Research and development costs were $22,000 in 1998, compared with $57,000 in 1997. This level of research and development cost is the result of our completing the majority of such activities in 1994.

     Other general and administrative expenses increased to $9,311,000 in 1998 from $3,572,000 in 1997. General and administrative activities have grown as we continue to expand our management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of other general and administrative costs in 1998 were salaries and employment related costs (51%) and rent and occupancy costs (24%), while in the 1997 period the major components were salaries and employment related costs (57%) and rent and occupancy costs (11%). The increase in the percentage of the total costs related to rent and occupancy was due to our taking possession of the premises where our National Broadcast Studio is being constructed. The remaining portion of other general and administrative costs (25% in 1998 and 32% in 1997) consists of other costs such as insurance, market research, travel, depreciation and supplies, with no amount exceeding 10% of the total.

     Interest and investment income increased to $7,250,000 in 1998 from $4,074,000 in 1997. The increase was the result of a higher average investment balance throughout 1998 than 1997. The higher average investment balance was due to the completion of the sales of stock to both Prime 66 and the Apollo Investors in 1998 and the unexpended proceeds from our 1997 stock sales.

     Interest expense, net of capitalized interest, was $14,272,000 in 1998 and $1,946,000 in 1997. This increase was due to interest expense accruing on our Senior Secured Notes issued in November 1997. We recorded $2,295,000 of income tax expense in 1998, which is related to our being a 'start-up' company for income tax purposes and the fact that the interest expense on our Senior Secured Notes is deductible only when paid.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     We recorded net losses of $4,737,000 ($.41 per share) and $2,831,000 ($.29 per share) for the years ended December 31, 1997 and 1996, respectively. Our total operating expenses were $6,865,000 and $2,930,000 for the years ended December 31, 1997 and 1996, respectively.

     Legal, consulting and regulatory fees increased for the year ended
December 31, 1997 to $3,236,000 from $1,582,000 for the year ended December 31, 1996. These levels of expenditures are the result of increased activity since winning the auction for our FCC license in April 1997, and in connection with our public offerings of Common Stock and Units and the exchange offer for our 5% Preferred Stock. The major components of legal, consulting and regulatory fees in 1997 were legal (51%), consulting (44%) and regulatory (5%), while in 1996 the major components were legal (48%), consulting (38%) and regulatory (14%).

     Research and development costs were $57,000 and $117,000 for the years ended December 31, 1997 and 1996, respectively. We completed the majority of such activities in 1994.

     Other general and administrative expenses increased for the year ended December 31, 1997 to $3,572,000 from $1,231,000 for the year ended December 31, 1996. General and administrative expenses are expected to continue to increase as we continue to develop our business. The major components of other general and administrative costs in 1997 were salaries and employment related costs (57%) and rent and occupancy costs (11%), while in 1996 the major components were salaries and employment related costs (50%) and rent and occupancy costs (22%). The remaining portion of other general and administrative costs (32% in 1997 and 28% in 1996) consists of other costs such as insurance, market research, travel, depreciation and supplies, with no amount exceeding 10% of the total.

     The increase in interest and investment income to $4,074,000 for the year ended December 31, 1997, from $112,000 in the year ended December 31, 1996, was the result of a higher average investment balance during 1997. The investments on hand were primarily obtained from the debt and equity offerings completed in 1997.

     Interest expense increased for the year ended December 31, 1997 to $1,946,000 from $13,000 for the year ended December 31, 1996. The increase is the result of the issuance of the Units in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had working capital of $180,966,000 compared to $170,894,000 at December 31, 1997. The increase in working capital was primarily the result of our 1998 stock sales.

     Funding Requirements. We require near-term funding to continue building our CD Radio system. We believe we can fund our planned operations and the construction of our satellite system into the fourth quarter of 1999 from our working capital. We estimate that we will require approximately $1.14 billion to develop and commence commercial operations by the fourth quarter of 2000. Of this amount, we have raised or have access to approximately $890 million, leaving anticipated additional cash needs of approximately $250 million to fund our operations through the fourth quarter of 2000. We anticipate additional cash requirements of approximately $100 million to fund our operations through the first full year of commercial operations. We expect to finance the remainder of our funding requirements through the issuance of debt or equity securities, or a combination thereof.

     In April 1997, we were the winning bidder in an FCC auction for one of two FCC licenses with a winning bid of $83.3 million, which was paid in 1997, and we were awarded our FCC license on October 10, 1997. In May 1998, we decided to increase the number of satellites in our system from two to three and modify their orbital locations from geostationary to inclined, geosynchronous, elliptical, which requires a modification of our FCC license. We filed an application with the FCC for this modification on December 11, 1998. Although we believe that the FCC will approve our application for this change, there can be no assurance that this will occur.

     To build and launch the satellites necessary for the operations of CD Radio we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to become our launch services provider. We are committed to make aggregate payments of approximately $718 million under the Loral Satellite Contract. As of December 31, 1998, $221 million of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments commencing in April 1997 and will end in December 2003. Approximately half of these payments are contingent upon Loral meeting specified milestones in the construction of our satellites.

     In the event of a satellite or launch failure, we will be required to pay Loral the full-deferred amount for the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the full-deferred amount for that satellite will become due within 60 days of such election.

     We also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. We expect our interest expense will increase significantly when compared to our 1997 interest expense as a result of our financing plan; however, our Senior Secured Notes, which represent a substantial portion of our planned indebtedness, will not require cash payments of interest until June 2003. We believe that our working capital at December 31, 1998 is sufficient to fund planned operations and construction of our satellite system into the fourth quarter of 1999.

     Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity. As of December 31, 1998, we had received a total of $450 million in equity capital. $192 million of our equity capital was received in 1997 as a result of the issuance of 5,400,000 shares of 5% Preferred Stock and 4,955,488 shares of Common Stock resulting in net proceeds of $121 million and $71 million, respectively. A total of 1,905,488 shares of Common Stock were sold to Loral Space & Communications, Ltd. in August 1997 and 3,050,000 shares of Common Stock were sold to the public in November 1997. In November 1997, we exchanged 1,846,799 shares of our newly issued Series C Preferred Stock for all of the outstanding shares of 5% Preferred Stock. We received no proceeds from this exchange offer. On November 2, 1998, we sold an additional 5,000,000 shares of Common Stock to Prime 66 for an aggregate purchase price of $100 million and on December 23, 1998, we sold 1,350,000 of 9.2% Series A Junior Preferred Stock to the Apollo Investors for an aggregate purchase price of $135 million.

     In November 1997, we received net proceeds of $116 million from the issuance of 12,910 Units, each consisting of $20,000 aggregate principal amount at maturity of Senior Secured Notes and a Warrant to purchase additional Senior Secured Notes with an aggregate principal amount at maturity of $3,000. All warrants were exercised in 1997. The aggregate value at maturity of the Senior Secured Notes is $297 million. The Senior Secured Notes mature on November 15, 2007 and the first cash interest payment is due in June 2003. The Senior Notes Indenture contains certain limitations on our ability to incur additional indebtedness. The Senior Secured Notes are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license.

     On July 28, 1998, we entered into a credit agreement with a group of financial institutions (the 'Lenders'), including Bank of America as agent and a lender, pursuant to which the Lenders agreed to provide us a term loan facility (the 'Tranche A Facility') in an aggregate principal amount of up to $115 million (the term loans thereunder, the 'Tranche A Loans'). The proceeds of the Tranche A Loans are being used to fund a portion of the progress payments required to be made by us under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to the Tranche A Facility. The Tranche A Loans are due on September 30, 1999. As of December 31, 1998, we had borrowed $70.9 million under the Tranche A Facility, substantially all of which was used to make progress payments under the Loral Satellite Contract.

     In connection with the Tranche A Facility, Loral agreed with Bank of America that at maturity of the Tranche A Loans (including maturity as a result of an acceleration), upon the occurrence of a bankruptcy of CD Radio Inc. or upon the occurrence of an event of default by Loral under its agreement with Bank of America, Loral will repurchase from the Lenders the Tranche A Loans at a price equal to the principal amount of the Tranche A Loans plus accrued and unpaid interest. In exchange for providing such credit support, Loral receives a fee from us equal to 1.25% per annum of the outstanding amount of the Tranche A Loans from time to time.

     We have also entered into an agreement with Bank of America pursuant to which Bank of America has agreed to attempt to arrange a syndicate of lenders to provide a term loan facility (the 'Tranche B Facility') for us in the aggregate principal amount of $225 million (the term loans thereunder, the 'Tranche B Loans'). It is anticipated that a portion of the proceeds of the Tranche B Loans would be used on or prior to September 30, 1999 to repay amounts outstanding under the Tranche A Facility and for other general corporate purposes. Bank of America has not committed to provide the Tranche B Loans. The closing of the Tranche B Facility is expected to be subject to the satisfaction of certain significant conditions, including the consent of the holders of a majority of our Senior Secured Notes, and there is no assurance that such Tranche B Loans will be arranged or the terms of any such Tranche B Loans will be acceptable to us. If we are unable to close the Tranche B Facility, we will seek to repay the Tranche A Loans from the proceeds of the sale of debt securities, equity securities or a combination thereof.

     On November 13, 1998, we entered into a Stock Purchase Agreement with the Apollo Investors pursuant to which we sold a total of 1,350,000 shares of 9.2% Series A Junior Preferred Stock to the Apollo Investors, for an aggregate purchase price of $135 million, and the Apollo Investors granted us an option to sell them an additional 650,000 shares of 9.2% Series B Junior Preferred Stock for an aggregate purchase price of $65 million. We may exercise our option to require the Apollo Investors to purchase the 9.2% Series B Junior Preferred Stock at any time prior to September 30, 1999.

     The Junior Preferred Stock is convertible into shares of Common Stock at a price of $30 per share. The Junior Preferred Stock is callable by us beginning November 15, 2001 if the current market price, as defined in the Certificate of Designation of the Junior Preferred Stock, of our Common Stock exceeds $60 per share for a period of 20 consecutive trading days, and in all events will be callable beginning November 15, 2003 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on the Junior Preferred Stock are payable-in-kind or cash annually, at our option. The Junior Preferred Stock will have the right to vote, on an as-converted basis, on matters in which the holders of our Common Stock have the right to vote.

     Loral has agreed to defer a total of $50 million of the payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be repaid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have agreed to grant Loral a security interest in our terrestrial repeater network.

     We will require an additional $250 million in financing through the fourth quarter of 2000. However, there can be no assurance that our actual cash requirements will not exceed such amount. Potential sources of additional financing include the sale of debt or equity securities in the public or private markets. There can be no assurance that we will be able to obtain additional financing on favorable terms, or at all, or that we will be able to do so in a timely fashion. Our Senior Notes Indenture and the Tranche A Facility contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting our ability to incur additional indebtedness. If additional financing were not available on a timely basis, we would be required to delay satellite and/or launch vehicle construction in order to conserve cash to fund continued operations, which would cause delays in the commencement of operations and increase costs.

     The amount and timing of our actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of our satellite system and the rate of growth of our business subsequent to commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required in the event of delay, cost overruns, unanticipated expenses, launch failure, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow.

OTHER MATTERS -- THE YEAR 2000 ISSUE

     The Year 2000 Issue will test the capability of business processes to function correctly. We have undertaken an effort to identify and mitigate The Year 2000 Issues in our information systems, product, suppliers and facilities. Our approach to The Year 2000 Issue can be separated into four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 Issues;
(2) analyze -- determine the nature and extent of Year 2000 Issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The first three phases of the program have been completed for a substantial majority of our mission-critical activities. Management plans to have nearly all significant information systems and facilities through the control phase of the program by mid-1999.

     We have also communicated with our significant vendors and suppliers to determine the extent to which we are vulnerable to the failure of these parties to remedy Year 2000 Issues. We can give no assurance that failure to address the Year 2000 Issues by third parties on whom our systems and business processes rely would not have a material adverse effect on our operations or financial condition.

     The total Year 2000 Issue remediation expenditures are expected to be approximately $100,000, of which 25% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedule contained on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to our definitive proxy statement (the 'Proxy Statement') prepared with respect to the Annual Meeting of Stockholders to be held on June 22, 1999. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date, that is not more than 120 days after the end of our 1998 fiscal year. The information with respect to Executive Officers is set forth, pursuant to General
Instruction G of Form 10-K, under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 22, 1999. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date, that is not more that 120 days after the end of our 1998 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 22, 1999. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date, that is not more than 120 days after the end of our 1998 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 22, 1999. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date, that is not more than 120 days after the end of our 1998 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statement, Financial Statement Schedules and Exhibits

          (1) Financial Statements
          See index to financial statements and schedule appearing on page F-1.

          (2) Financial Statement Schedules
          See index to financial statements and schedule appearing on page F-1.

        (3) Exhibits

           See Exhibit Index appearing on pages E-1 through E-4 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

          On October 13, 1998, the Company filed a Current Report on Form 8-K announcing that it had entered into an agreement to sell 5,000,000 shares of Common Stock to Prime 66 for an aggregate purchase price of $100,000,000.

          On November 17, 1998, the Company filed a Current Report on Form 8-K announcing that it had entered into an agreement with the Apollo Investors pursuant to which the Company agreed to sell a total of 1,350,000 shares of 9.2% Series A Junior Preferred Stock to the Apollo Investors, for an aggregate purchase price of $135 million, and the Apollo Investors granted the Company an option to sell the Apollo Investors an additional 650,000 shares of 9.2% Series B Junior Preferred Stock for an aggregate purchase price of $65 million.

          On December 10, 1998, the Company filed a Current Report on Form 8-K to indicate that PricewaterhouseCoopers, LLP, the Company's independent accountants, had revised its earlier report on the Company's 1997 Financial Statements to alleviate uncertainties noted in such report as to whether the Company may be able to continue as a going concern through 1999.

     As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Securities and Exchange Commission in compliance with its rules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.

                                          CD RADIO INC.
                                          By:       /S/ JOHN T. MCCLAIN
                                             ...................................
                                                      JOHN T. MCCLAIN
                                               VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------
           /s/ DAVID MARGOLESE              Chairman of the Board and Chief Executive        March 31, 1999
 .........................................    Officer (Principal Executive Officer)
            (DAVID MARGOLESE)

         /s/ ANDREW J. GREENEBAUM           Executive Vice President and Chief Financial     March 31, 1999
 .........................................    Officer (Principal Financial Officer)
          (ANDREW J. GREENEBAUM)

           /s/ JOHN T. MCCLAIN              Vice President and Controller (Principal         March 31, 1999
 .........................................    Accounting Officer)
            (JOHN T. MCCLAIN)

          /s/ ROBERT D. BRISKMAN            Director and Executive Vice President,           March 31, 1999
 .........................................    Engineering and Operations
           (ROBERT D. BRISKMAN)

         /s/ LAWRENCE F. GILBERTI           Director                                         March 31, 1999
 .........................................
          (LAWRENCE F. GILBERTI)

          /s/ JOSEPH V. VITTORIA            Director                                         March 31, 1999
 .........................................
           (JOSEPH V. VITTORIA)

          /s/ RALPH W. WHITWORTH            Director                                         March 31, 1999
 .........................................
           (RALPH W. WHITWORTH)

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Accountants...........................................................................    F-2
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998, and
  for the period May 17, 1990 (date of inception) to December 31, 1998......................................    F-3
Consolidated Balance Sheets as of December 31, 1997 and 1998................................................    F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31,
  1998 and for the period May 17, 1990 (date of inception) to December 31, 1998.............................    F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998 and
  for the period May 17, 1990 (date of inception) to December 31, 1998......................................    F-8
Notes to Consolidated Financial Statements..................................................................    F-9
Valuation and Qualifying Accounts...........................................................................    S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
CD RADIO INC.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CD Radio Inc. and subsidiary (a Development Stage Enterprise) (collectively, the 'Company') at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period May 17, 1990 (the date of inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is expected to incur significant operating losses before it commences operations and is obligated to make substantial capital expenditures through December 31, 1999 for which it currently does not have the financial resources. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 5, 1999

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  CUMULATIVE FOR
                                                                                                    THE PERIOD
                                                                                                   MAY 17, 1990
                                                      FOR THE YEARS ENDED DECEMBER 31,          (DATE OF INCEPTION)
                                                 -------------------------------------------      TO DECEMBER 31,
                                                    1996            1997            1998               1998
                                                 -----------    ------------    ------------    -------------------

Revenue.......................................   $   --         $    --         $    --            $   --

Operating expenses:
     Legal, consulting and regulatory fees....    (1,582,000)     (3,236,000)     (4,064,000)        (14,549,000)
     Other general and administrative.........    (1,231,000)     (3,572,000)     (9,311,000)        (20,416,000)
     Research and development.................      (117,000)        (57,000)        (22,000)         (1,995,000)
     Special charges..........................       --              --          (25,682,000)        (27,682,000)
                                                 -----------    ------------    ------------    -------------------
          Total operating expenses............    (2,930,000)     (6,865,000)    (39,079,000)        (64,642,000)
                                                 -----------    ------------    ------------    -------------------
Other income (expense):
     Interest and investment income...........       112,000       4,074,000       7,250,000          11,652,000
     Interest expense, net....................       (13,000)     (1,946,000)    (14,272,000)        (16,384,000)
                                                 -----------    ------------    ------------    -------------------
                                                      99,000       2,128,000      (7,022,000)         (4,732,000)
                                                 -----------    ------------    ------------    -------------------
Income (loss) before income taxes.............    (2,831,000)     (4,737,000)    (46,101,000)        (69,374,000)

Income taxes:
     Federal..................................       --              --           (1,982,000)         (1,982,000)
     State....................................       --              --             (313,000)           (313,000)
                                                 -----------    ------------    ------------    -------------------
Net loss......................................    (2,831,000)     (4,737,000)    (48,396,000)        (71,669,000)
                                                 -----------    ------------    ------------    -------------------
Preferred stock dividend......................       --           (2,338,000)    (19,380,000)        (21,718,000)
Preferred stock deemed dividend...............       --          (51,975,000)    (11,676,000)        (63,651,000)
Accretion of dividends in connection with the
  issuance of warrants on preferred stock.....       --              --           (6,501,000)         (6,501,000)
                                                 -----------    ------------    ------------    -------------------
Net loss applicable to common stockholders....   $(2,831,000)   $(59,050,000)   $(85,953,000)      $(163,539,000)
                                                 -----------    ------------    ------------    -------------------
                                                 -----------    ------------    ------------    -------------------
Net loss per share applicable to common
  stockholders (basic and diluted)............     $(0.29)        $(5.08)         $(4.79)
Weighted average common shares outstanding
  (basic and diluted).........................     9,642,000      11,626,000      17,932,000

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                         ----------------------------
                                                                                             1997            1998
                                                                                         ------------    ------------

                                        ASSETS
Current assets:
    Cash and cash equivalents.........................................................   $    900,000    $204,753,000
    Marketable securities, at market..................................................    169,482,000      60,870,000
    Prepaid expense and other.........................................................        928,000         166,000
                                                                                         ------------    ------------
        Total current assets..........................................................    171,310,000     265,789,000
                                                                                         ------------    ------------
Property and equipment, at cost:
    Satellite construction in process.................................................     49,400,000     188,849,000
    Launch construction in process....................................................     10,885,000      87,492,000
    Terrestrial repeater network in process...........................................        --            1,990,000
    Broadcast studio in process.......................................................        --            5,168,000
    Technical equipment and other.....................................................        389,000         156,000
                                                                                         ------------    ------------
                                                                                           60,674,000     283,655,000
Less accumulated depreciation.........................................................       (243,000)        (21,000)
                                                                                         ------------    ------------
                                                                                           60,431,000     283,634,000

Other assets:
    FCC license.......................................................................     83,346,000      83,368,000
    Debt issue cost, net..............................................................      8,617,000       9,313,000
    Deposits and other................................................................        104,000       1,776,000
                                                                                         ------------    ------------
        Total other assets............................................................     92,067,000      94,457,000
                                                                                         ------------    ------------
        Total assets..................................................................   $323,808,000    $643,880,000
                                                                                         ------------    ------------
                                                                                         ------------    ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.............................................   $    416,000    $  5,481,000
    Satellite construction payable....................................................        --            8,479,000
    Short-term notes payable..........................................................        --           70,863,000
                                                                                         ------------    ------------
        Total current liabilities.....................................................        416,000      84,823,000
Long-term notes payable and accrued interest..........................................    131,387,000     153,033,000
Deferred satellite payments and accrued interest......................................        --           31,324,000
Deferred income taxes.................................................................        --            2,237,000
                                                                                         ------------    ------------
        Total liabilities.............................................................    131,803,000     271,417,000
                                                                                         ------------    ------------
Commitments and contingencies
10 1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, 1,846,799 and 1,467,416 shares issued and outstanding at December 31,
  1997 and 1998, respectively (liquidation preferences of $184,679,900 and
  $146,741,600), at net carrying value including accrued dividends....................    176,025,000     156,755,000
9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par value:
  4,300,000 shares authorized, 1,350,000 shares issued and outstanding at December 31,
  1998 (liquidation preference of $135,000,000), at net carrying value including
  accrued dividends...................................................................        --          137,755,000
9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par value:
  2,100,000 shares authorized, no shares issued or outstanding........................        --              --
Stockholders' equity:
    Preferred stock, $.001 par value; 50,000,000 shares authorized 8,000,000 shares designated as 5% Delayed Convertible Preferred Stock; none issued or
     outstanding......................................................................        --              --
    Common stock, $.001 par value; 200,000,000 shares authorized, and 16,048,691 and
     23,208,949 shares issued and outstanding at December 31, 1997 and 1998,
     respectively.....................................................................         16,000          23,000
    Additional paid-in capital........................................................     39,237,000     149,599,000
    Deficit accumulated during the development stage..................................    (23,273,000)    (71,669,000)
                                                                                         ------------    ------------
        Total stockholders' equity....................................................     15,980,000      77,953,000
                                                                                         ------------    ------------
        Total liabilities and stockholders' equity....................................   $323,808,000    $643,880,000
                                                                                         ------------    ------------
                                                                                         ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 COMMON STOCK
                                 -------------------------------------------------------------------------------
                                                             CLASS A       CLASS A      CLASS B        CLASS B
                                  SHARES        AMOUNT        SHARES       AMOUNT        SHARES        AMOUNT
                                 ---------    ----------    ----------    ---------    ----------    -----------
Initial sale of no par value
 common stock, $5.00 per
 share, May 17, 1990..........      11,080    $   55,000        --        $  --            --        $   --
Initial issuance of common
 stock in satisfaction of
 amount due to related party,
 $5.00 per share..............      28,920       145,000        --           --            --            --
Conversion of no par value
 common stock to Class A and
 Class B no par value common
 stock........................     (40,000)     (200,000)    2,000,000      169,000       360,000         31,000
Sale of Class B common stock,
 $0.4165 per share............      --            --            --           --           442,000        184,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.4165 per share............      --            --            --           --            24,000         10,000
Net loss......................      --            --            --           --            --            --
                                 ---------     ---------     ---------      -------     ---------      ---------
Balance, December 31, 1990....      --            --         2,000,000      169,000       826,000        225,000
Sale of Class B common stock,
 $0.50 per share..............      --            --            --           --           610,000        305,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............      --            --            --           --           300,000        150,000
Net loss......................      --            --            --           --            --            --
                                 ---------     ---------     ---------      -------     ---------      ---------
Balance, December 31, 1991....      --            --         2,000,000      169,000     1,736,000        680,000
Sale of Class B common stock,
 $0.50 per share..............      --            --            --           --           200,000        100,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............      --            --            --           --           209,580        105,000
Conversion of note payable to
 related party to Class B
 common stock, $0.4165........      --            --            --           --           303,440        126,000
Conversion of Class A and
 Class B common stock to no
 par value common stock.......   4,449,020     1,180,000    (2,000,000)    (169,000)   (2,449,020)    (1,011,000)
Sale of no par value common
 stock, $1.25 per share.......   1,600,000     2,000,000        --           --            --            --
Conversion of no par value
 common stock to $.001 par
 value common stock...........      --        (3,174,000)       --           --            --            --
Sale of $.001 par value common
 stock, $5.00 per share.......     315,000        --            --           --            --            --
Net loss......................      --            --            --           --            --            --
                                 ---------     ---------     ---------      -------     ---------      ---------
Balance, December 31, 1992....   6,364,020         6,000        --           --            --            --
Sale of $.001 par value common
 stock, $5.00 per share, net
 of commissions...............   1,029,000         1,000        --           --            --            --
Compensation expense in
 connection with issuance of
 stock options................      --            --            --           --            --            --
Common stock issued in
 connection with conversion of
 note payable at $5.00 per
 share........................      60,000        --            --           --            --            --
Common stock issued in
 satisfaction of commissions
 payable, $5.00 per share.....       4,000        --            --           --            --            --
Net loss......................      --            --            --           --            --            --
                                 ---------     ---------     ---------      -------     ---------      ---------
Balance, December 31, 1993....   7,457,020         7,000        --           --            --            --

                                                  DEFICIT        DEFERRED
                                                ACCUMULATED    COMPENSATION
                                 ADDITIONAL     DURING THE       ON STOCK
                                   PAID-IN      DEVELOPMENT      OPTIONS
                                   CAPITAL         STAGE         GRANTED          TOTAL
                                 -----------    -----------    ------------    -----------
Initial sale of no par value
 common stock, $5.00 per
 share, May 17, 1990..........   $   --         $   --           $ --          $    55,000
Initial issuance of common
 stock in satisfaction of
 amount due to related party,
 $5.00 per share..............       --             --             --              145,000
Conversion of no par value
 common stock to Class A and
 Class B no par value common
 stock........................       --             --             --              --
Sale of Class B common stock,
 $0.4165 per share............       --             --             --              184,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.4165 per share............       --             --             --               10,000
Net loss......................       --            (839,000)       --             (839,000)
                                 ----------       ---------      --------        ---------
Balance, December 31, 1990....       --            (839,000)       --             (445,000)
Sale of Class B common stock,
 $0.50 per share..............       --             --             --              305,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............       --             --             --              150,000
Net loss......................       --           (575,000)        --             (575,000)
                                 ----------      ---------      --------         ---------
Balance, December 31, 1991....       --         (1,414,000)        --             (565,000)
Sale of Class B common stock,
 $0.50 per share..............       --             --             --              100,000
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............       --             --             --              105,000
Conversion of note payable to
 related party to Class B
 common stock, $0.4165........       --             --             --              126,000
Conversion of Class A and
 Class B common stock to no
 par value common stock.......       --             --             --              --
Sale of no par value common
 stock, $1.25 per share.......       --             --             --            2,000,000
Conversion of no par value
 common stock to $.001 par
 value common stock...........    3,174,000         --             --              --
Sale of $.001 par value common
 stock, $5.00 per share.......    1,575,000         --             --            1,575,000
Net loss......................       --         (1,551,000 )       --           (1,551,000)
                                 ----------      ---------      --------         ---------
Balance, December 31, 1992....    4,749,000     (2,965,000 )       --            1,790,000
Sale of $.001 par value common
 stock, $5.00 per share, net
 of commissions...............    4,882,000         --             --            4,883,000
Compensation expense in
 connection with issuance of
 stock options................       80,000         --             --               80,000
Common stock issued in
 connection with conversion of
 note payable at $5.00 per
 share........................      300,000         --             --              300,000
Common stock issued in
 satisfaction of commissions
 payable, $5.00 per share.....       20,000         --             --               20,000
Net loss......................       --         (6,568,000)        --           (6,568,000)
                                 ----------      ---------      --------         ---------
Balance, December 31, 1993....   10,031,000     (9,533,000)        --              505,000

                                                  (continued)

 The accompanying notes are on integral part of these consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                                  COMMON STOCK
                                                         ---------------------------------------------------------------
                                                                                             CLASS                CLASS
                                                                                  CLASS A      A       CLASS B      B
                                                           SHARES      AMOUNT     SHARES     AMOUNT    SHARES     AMOUNT
                                                         ----------    -------    -------    ------    -------    ------
Sale of $.001 par value common stock, $5.00 per share,
 net of commissions...................................      250,000      --         --        --         --        --
Initial public offering of Units, consisting of two
 shares of $.001 par value common stock and one
 warrant, $10.00 per Unit, net of expenses............    1,491,940     2,000       --        --         --        --
Deferred compensation on stock options granted........       --          --         --        --         --        --
Forfeiture of stock options by Company officer........       --          --         --        --         --        --
Compensation expense in connection with issuance of
 stock options........................................       --          --         --        --         --        --
Amortization of deferred compensation.................       --          --         --        --         --        --
Net loss..............................................       --          --         --        --         --        --
                                                         ----------    ------      ---       ---        ---       ---
Balance, December 31, 1994............................    9,198,960     9,000       --        --         --        --
Common stock issued for services rendered, between
 $3.028 and $3.916 per share..........................      107,000      --         --        --         --        --
Amortization of deferred compensation.................       --          --         --        --         --        --
Net loss..............................................       --          --         --        --         --        --
                                                         ----------    ------      ---       ---        ---       ---
Balance, December 31, 1995............................    9,305,960     9,000       --        --         --        --
Exercise of stock warrants at $6.00 per share.........      791,931     1,000       --        --         --        --
Exercise of stock options by Company officers, between
 $1.00 and $5.00 per share............................      135,000      --         --        --         --        --
Common stock issued for services rendered, between
 $5.76 and $12.26 per share...........................       67,500      --         --        --         --        --
Common stock options granted for services rendered, to
 purchase 60,000 shares at $4.50 per share............       --          --         --        --         --        --
Amortization of deferred compensation.................       --          --         --        --         --        --
Net loss..............................................       --          --         --        --         --        --
                                                         ----------    ------      ---       ---        ---       ---
Balance, December 31, 1996............................   10,300,391    10,000       --        --         --        --
Exercise of stock options between $1.00 and $2.00 per
 share................................................       43,000      --         --        --         --        --
Value of beneficial conversion feature on 5% Preferred
 Stock................................................
Accretion of deemed dividend..........................       --          --         --        --         --        --
Sale of $.001 par value common stock, $13.12, net of
 expenses.............................................    1,905,488     2,000       --        --         --        --
Exchange of 5% Preferred Stock into 10 1/2% Preferred
 Stock................................................       --          --         --        --         --        --
Conversion of 5% Preferred Stock into $.001 par value
 common stock.........................................      749,812     1,000       --        --         --        --
Public offering of $.001 par value common stock at
 $18.00 per share, net of expenses....................    3,050,000     3,000       --        --         --        --
Dividends on preferred stock..........................       --          --         --        --         --        --
Issuance of fully vested in the money stock options...       --          --         --        --         --        --
Net loss..............................................       --          --         --        --         --        --
                                                         ----------    ------      ---       ---        ---       ---
Balance, December 31, 1997............................   16,048,691    $16,000      --       $--         --       $--

                                                                         DEFICIT         DEFERRED
                                                                       ACCUMULATED     COMPENSATION
                                                        ADDITIONAL      DURING THE       ON STOCK
                                                          PAID-IN      DEVELOPMENT       OPTIONS
                                                          CAPITAL         STAGE          GRANTED          TOTAL
                                                        -----------    ------------    ------------    ------------
Sale of $.001 par value common stock, $5.00 per share,
 net of commissions...................................    1,159,000        --              --             1,159,000
Initial public offering of Units, consisting of two
 shares of $.001 par value common stock and one
 warrant, $10.00 per Unit, net of expenses............    4,834,000        --              --             4,836,000
Deferred compensation on stock options granted........    1,730,000        --           (1,730,000)         --
Forfeiture of stock options by Company officer........     (207,000)       --              207,000          --
Compensation expense in connection with issuance of
 stock options........................................      113,000        --              --               113,000
Amortization of deferred compensation.................      --             --              883,000          883,000
Net loss..............................................      --           (4,065,000)       --            (4,065,000)
                                                        -----------    ------------     ----------       ----------
Balance, December 31, 1994............................   17,660,000     (13,598,000)      (640,000)       3,431,000
Common stock issued for services rendered, between
 $3.028 and $3.916 per share..........................      347,000        --              --               347,000
Amortization of deferred compensation.................      --             --              320,000          320,000
Net loss..............................................      --           (2,107,000)       --            (2,107,000)
                                                        -----------    ------------     ----------       ----------
Balance, December 31, 1995............................   18,007,000     (15,705,000)      (320,000)       1,991,000
Exercise of stock warrants at $6.00 per share.........    4,588,000        --              --             4,589,000
Exercise of stock options by Company officers, between
 $1.00 and $5.00 per share............................      155,000        --              --               155,000
Common stock issued for services rendered, between
 $5.76 and $12.26 per share...........................      554,000        --              --               554,000
Common stock options granted for services rendered, to
 purchase 60,000 shares at $4.50 per share............      120,000        --              --               120,000
Amortization of deferred compensation.................      --             --              320,000          320,000
Net loss..............................................      --           (2,831,000)       --            (2,831,000)
                                                        -----------    ------------     ----------       ----------
Balance, December 31, 1996............................   23,424,000     (18,536,000)       --             4,898,000
Exercise of stock options between $1.00 and $2.00 per
 share................................................       56,000        --              --                56,000
Value of beneficial conversion feature on 5% Preferred
 Stock................................................   51,975,000        --              --            51,975,000
Accretion of deemed dividend..........................  (51,975,000)       --              --           (51,975,000)
Sale of $.001 par value common stock, $13.12, net of
 expenses.............................................   24,393,000        --              --            24,395,000
Exchange of 5% Preferred Stock into 10 1/2% Preferred
 Stock................................................  (63,450,000)       --              --           (63,450,000)
Conversion of 5% Preferred Stock into $.001 par value
 common stock.........................................   10,280,000        --              --            10,281,000
Public offering of $.001 par value common stock at
 $18.00 per share, net of expenses....................   46,424,000        --              --            46,427,000
Dividends on preferred stock..........................   (2,338,000)       --              --            (2,338,000)
Issuance of fully vested in the money stock options...      448,000        --              --               448,000
Net loss..............................................      --           (4,737,000)       --            (4,737,000)
                                                        -----------    ------------     ----------       ----------
Balance, December 31, 1997............................  $39,237,000    $(23,273,000)   $   --          $ 15,980,000

                                                  (continued)

 The accompanying notes are on integral part of these consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                                  COMMON STOCK
                                                         ---------------------------------------------------------------
                                                                                             CLASS                CLASS
                                                                                  CLASS A      A       CLASS B      B
                                                           SHARES      AMOUNT     SHARES     AMOUNT    SHARES     AMOUNT
                                                         ----------    -------    -------    ------    -------    ------
Sale of $.001 par value common stock, $20.00, net of
 expenses.............................................    5,000,000     5,000       --        --         --       --
Exercise of stock options between $2.00 and $4.50 per
 share................................................       44,850      --         --        --         --       --
Conversion of 10 1/2% Preferred Stock into $.001 par
 value common stock...................................    2,107,666     2,000       --        --         --       --
Issuance of $.001 par value common stock in connection
 with employee benefit plan...........................        7,742      --         --        --         --       --
Compensation expense in connection with quick vesting
 of stock options.....................................       --          --         --        --         --       --
Value of beneficial conversion feature on Series A
 Junior Preferred Stock...............................       --          --         --        --         --       --
Value of option on Series B Junior Preferred Stock....       --          --         --        --         --       --
Accretion of deemed dividend..........................       --          --         --        --         --       --
Dividends on preferred stock..........................       --          --         --        --         --       --
Net loss..............................................       --          --         --        --         --       --
                                                         ----------    -------      --       ---         --       ---
Balance, December 31, 1998............................   23,208,949    $23,000      --       $--         --       $--
                                                         ----------    -------      --       ---         --       ---
                                                         ----------    -------      --       ---         --       ---

                                                                          DEFICIT         DEFERRED
                                                                        ACCUMULATED     COMPENSATION
                                                         ADDITIONAL      DURING THE       ON STOCK
                                                          PAID-IN       DEVELOPMENT       OPTIONS
                                                          CAPITAL          STAGE          GRANTED          TOTAL
                                                        ------------    ------------    ------------    ------------
Sale of $.001 par value common stock, $20.00, net of
 expenses.............................................    97,995,000        --              --            98,000,000
Exercise of stock options between $2.00 and $4.50 per
 share................................................       140,000        --              --               140,000
Conversion of 10 1/2% Preferred Stock into $.001 par
 value common stock...................................    37,654,000        --              --            37,656,000
Issuance of $.001 par value common stock in connection
 with employee benefit plan...........................       214,000        --              --               214,000
Compensation expense in connection with quick vesting
 of stock options.....................................       950,000        --              --               950,000
Value of beneficial conversion feature on Series A
 Junior Preferred Stock...............................    10,884,000        --              --            10,884,000
Value of option on Series B Junior Preferred Stock....    (6,600,000)       --              --            (6,600,000)
Accretion of deemed dividend..........................   (11,495,000)       --              --           (11,495,000)
Dividends on preferred stock..........................   (19,380,000)       --              --           (19,380,000)
Net loss..............................................       --          (48,396,000)       --           (48,396,000)
                                                        ------------    ------------     -------        ------------
Balance, December 31, 1998............................  $149,599,000    $(71,669,000)    $  --          $ 77,953,000
                                                        ------------    ------------     -------        ------------
                                                        ------------    ------------     -------        ------------

 The accompanying notes are on integral part of these consolidated statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 CUMULATIVE FOR THE
                                                                                                PERIOD MAY 17, 1990
                                                      FOR THE YEARS ENDED DECEMBER 31,          (DATE OF INCEPTION)
                                                ---------------------------------------------     TO DECEMBER 31,
                                                   1996            1997             1998                1998
                                                -----------    -------------    -------------   --------------------
Cash flows from development stage activities:
    Net loss.................................   $(2,831,000)   $  (4,737,000)   $ (48,396,000)     $  (71,669,000)
    Adjustments to reconcile net loss to net
      cash provided by (used in) development
      stage activities:
        Depreciation expense.................        53,000           30,000           49,000             303,000
        Amortization of debt issue costs.....       --                73,000        1,354,000           1,427,000
        Unrealized (gain) loss on marketable
          securities.........................       --              (624,000)         391,000            (233,000)
        (Gain) loss on disposal of assets....       --              --                105,000             105,000
        Special charges......................       --              --             23,557,000          25,557,000
        Accretion of note payable charged as
          interest expense...................       --             1,868,000       25,998,000          27,866,000
        Sales (purchases) of marketable
          securities, net....................       --          (168,858,000)     108,221,000         (60,637,000)
        Compensation expense in connection
          with issuance of stock options.....       440,000          448,000         --                 2,284,000
        Common stock issued for services
          rendered...........................       554,000         --                150,000           1,052,000
    Increase (decrease) in cash and cash
      equivalents resulting from changes in
      assets and liabilities:
        Prepaid expense and other............        (1,000)        (919,000)         762,000            (166,000)
        Due to related party.................       --              --               --                   351,000
        Deposits and other assets............       --              --             (3,722,000)         (4,026,000)
        Accounts payable and accrued
          expenses...........................        85,000          270,000        5,080,000           5,556,000
        Accrued interest and other
          liabilities........................       (20,000)         (21,000)         (18,000)             (4,000)
        Deferred taxes.......................       --              --              2,237,000           2,237,000
                                                -----------    -------------    -------------   --------------------
            Net cash provided by (used in)
              development stage activities...    (1,720,000)    (172,470,000)     115,768,000         (69,997,000)
                                                -----------    -------------    -------------   --------------------
Cash flows from investing activities:
    Purchase of FCC license..................       --           (83,346,000)         (22,000)        (83,368,000)
    Payments for satellite construction......       --           (49,300,000)     (99,646,000)       (148,946,000)
    Payments for launch services.............       --            (6,292,000)    (103,563,000)       (109,855,000)
    Capital expenditures.....................       --                (7,000)      (7,301,000)         (7,700,000)
    Acquisition of Sky-Highway Radio Corp....       --              --               --                (2,000,000)
                                                -----------    -------------    -------------   --------------------
            Net cash used in investing
              activities.....................       --          (138,945,000)    (210,532,000)       (351,869,000)
                                                -----------    -------------    -------------   --------------------
Cash flows from financing activities:
    Proceeds from issuance of notes
      payable................................       --              --             70,863,000          70,863,000
    Proceeds from issuance of common stock,
      net....................................       --            70,822,000       98,064,000         183,443,000
    Proceeds from issuance of preferred
      stock, net.............................       --           120,518,000      129,550,000         250,068,000
    Proceeds from exercise of stock options
      and warrants...........................     4,744,000           56,000          140,000           4,940,000
    Proceeds from issuance of promissory note
      and Units..............................       --           116,335,000         --               116,535,000
    Proceeds from issuance of promissory
      notes to related parties...............       --              --               --                 2,965,000
    Repayment of promissory notes............      (240,000)        --               --                (2,635,000)
    Loan from officer........................       --              --               --                   440,000
                                                -----------    -------------    -------------   --------------------
            Net cash provided by financing
              activities.....................     4,504,000      307,731,000      298,617,000         626,619,000
                                                -----------    -------------    -------------   --------------------
Net increase (decrease) in cash and cash
  equivalents................................     2,784,000       (3,684,000)     203,853,000         204,753,000
Cash and cash equivalents at the beginning of
  period.....................................     1,800,000        4,584,000          900,000          --
                                                -----------    -------------    -------------   --------------------
Cash and cash equivalents at the end of
  period.....................................   $ 4,584,000    $     900,000    $ 204,753,000      $  204,753,000
                                                -----------    -------------    -------------   --------------------
                                                -----------    -------------    -------------   --------------------
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for
      interest...............................   $    43,000    $    --          $   2,383,000      $    2,466,000
    Cash paid during the period for taxes....   $   --         $    --          $      58,000      $       58,000
Supplemental disclosure of non-cash investing
  and financing activities:
    Deferred satellite payments, including
      accrued interest.......................   $   --         $    --          $  31,324,000      $   31,324,000
    Common stock issued in satisfaction of
      notes payable
      and amounts due to related parties,
      including
      accrued interest.......................   $   --         $    --          $    --            $    1,407,000
    Exchange of 5% Preferred Stock for
      10 1/2% Series C Preferred Stock.......   $   --         $ 173,687,000    $    --            $  173,687,000
    Exchange of 10 1/2% Series C Preferred
      Stock for common stock.................   $   --         $    --          $  37,656,000      $   37,656,000
    Accrual of dividends on preferred
      stock..................................   $   --         $   2,338,000    $  19,380,000      $   21,718,000

  The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     CD Radio Inc. (the 'Company'), a Delaware corporation, is a pioneer in the development of a service for broadcasting digital quality music programming via satellites to subscribers' vehicles ('satellite radio'). The Company intends to focus exclusively on providing a consumer service, and anticipates that the equipment required to receive its broadcasting will be manufactured by consumer electronics manufacturers. In April 1997, the Company was the winning bidder in an FCC auction for one of two national satellite broadcast licenses with a winning bid of $83.3 million. The Company paid the bid amount during 1997 and was awarded an FCC license on October 10, 1997.

2. ACCOUNTING POLICIES

     Basis of presentation: The consolidated financial statements include the accounts of CD Radio Inc. and its wholly owned subsidiary. Intercompany transactions are eliminated in consolidation. The Company's principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of three satellites, acquisition of content for its programming, strategic planning, market research, recruitment of its senior management team and securing financing for working capital and capital expenditures. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

     The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company expects to incur additional substantial expenditures to complete the construction of its satellite system, to plan and implement its service and to sustain its operations until it generates positive cash flow from operations. The Company's working capital at December 31, 1998 will not be sufficient to meet these objectives as presently structured. Management recognizes that it must generate additional resources or consider modifications to its programs to enable it to continue operations with its available resources. Management's plans to raise additional financing include the sale of debt or equity securities or a combination thereof. Management expects to complete the sale of such securities, however, no assurance can be given that such financings will be completed on terms acceptable to the Company. If the Company is unable to obtain additional financing, management will be required to sharply curtail its satellite program and to curtail its operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Risks and uncertainties: As a development stage enterprise, the Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for satellite products and services. These risks include the failure of the Company to have: (1) a successful and timely construction and deployment of its satellite system; (2) the development and manufacture by one or more consumer electronics manufacturers of devices capable of receiving CD Radio broadcasts and antennas; and (3) the successful marketing and consumer acceptance of the Company's service, as well as other risks and uncertainties.

     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Actual amounts could differ from these estimates.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Concentration of credit risk: The Company has invested its excess cash in obligations of agencies of the U.S. government and in commercial paper issued by major U.S. corporations with high credit ratings. The Company has not experienced any losses on its investments.

     Property and equipment: All costs incurred related to activities necessary to prepare the CD Radio satellite system for use are capitalized, including interest on funds borrowed to finance construction. To date, such costs consist of satellite construction in process, launch construction in process, broadcast studio construction in process, terrestrial repeater network in process, capitalized interest (totaling $16.2 million at December 31, 1998) and the cost to acquire the FCC license at auction. Charges to operations for depreciation and amortization of these items will begin upon commencement of commercial broadcasting, which is projected to be in 2000. The Company anticipates that it will depreciate satellite and launch costs over a period not to exceed 15 years and amortize the FCC license costs over 40 years. Depreciation of technical and other equipment, primarily satellite communications equipment, is computed on the straight-line method based on estimated useful lives ranging from 4 to 10 years.

     Long-lived assets: The Company evaluates the recoverability of long-lived assets, utilizing qualitative and quantitative factors. At such time as an impairment in value is identified, the impairment, will be quantatively measured in accordance with SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,' and charged to operations. No such impairment losses have been recognized to date.

     Fair value information: The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these investments. The fair value of fixed-rate long-term debt and redeemable preferred stock is estimated using quoted market prices where applicable or by discounting remaining cash flows at the current market rate.

     Income taxes: Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Redeemable convertible preferred stock: The Company records redeemable convertible preferred stock on the date of issuance by allocating a portion of the proceeds that represents a beneficial conversion feature to additional paid-in capital. The beneficial conversion feature (discount) is amortized using the effective interest method and is recognized as a deemed dividend over the shortest period of conversion. The carrying value of the stock accretes to its liquidation value over the mandatory redemption period. The periodic accretion increases the net loss applicable to common stockholders.

     Net loss per share: Effective December 31, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share,' which requires the presentation of basic earnings
(loss) per share and diluted earnings per share. Basic earnings (loss) per share is based on the weighted average number of outstanding shares of common stock. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock. Diluted earnings
(loss) per share is the same as basic earnings per share because the effects of such items were anti-dilutive. Earnings (loss) per share for all periods presented conform to SFAS No. 128.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a reconciliation of net loss per common share before preferred stock dividend requirements to net loss per share applicable to common stockholders:

                                                                                 FOR THE YEARS ENDED
                                                                                     DECEMBER  31,
                                                                            ----------------------------
                                                                             1996       1997       1998
                                                                            ------     ------     ------
Per common shares (basic and diluted):
Net loss.................................................................   $(0.29)    $(0.41)    $(2.70)
Preferred stock dividend requirements....................................     --        (4.67)     (1.73)
Accretion of dividends in connection with the issuance of warrants on
  preferred stock........................................................     --         --        (0.36)
                                                                            ------     ------     ------
Net loss applicable to common stockholders...............................   $(0.29)    $(5.08)    $(4.79)
                                                                            ------     ------     ------
                                                                            ------     ------     ------

     Comprehensive income: In 1997, the Financial Accounting Standards Board ('the FASB') issued SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in stockholders' equity. Presently, the Company has no comprehensive income items to report.

     Recent accounting pronouncements: The FASB has issued SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' which requires financial and descriptive information with respect to operating segments of an entity based on the way management disaggregates the entity for internal operating decisions. There is no impact to the Company's 1998 financial statements from the adoption of this standard.

     Reclassifications: Certain amounts in the prior year's financial statements have been reclassified to conform to the current presentation.

3. MARKETABLE SECURITIES

     Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities' and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $624,000 and $232,000 at December 31, 1997 and 1998, respectively.

4. NOTES PAYABLE

  SHORT-TERM

     The Company has entered into a credit agreement with Bank of America ('BofA') and a group of financial institutions (together with BofA, the 'Lenders') pursuant to which the Lenders provide the Company a term loan facility in an aggregate principal amount of up to $115 million. The proceeds of the facility are being used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. The contract under which the launch vehicles are being constructed has been pledged to the Lenders as collateral. The terms of the credit agreement require the Company to maintain minimum levels of consolidated net worth and place limitations on asset disposals. The amounts advanced under the credit agreement are due on September 30, 1999 and bear interest at a variable rate selected by the Company. The weighted average borrowing rate for 1998 was 9%. Loral Space & Communications Ltd. ('Loral Space') has guaranteed the amounts outstanding under the credit agreement.

  LONG-TERM

     In November 1997, the Company received net proceeds of $116 million from the issuance of 12,910 units consisting of $20,000 principal amount at maturity of 15% Senior Secured Discount Notes due

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2007 (the 'Notes') and a warrant to purchase an additional $3,000 principal amount at maturity of Notes for no additional consideration. All of the warrants were exercised in 1997. The aggregate maturity value of the Notes, including Notes issued upon the exercise of the warrants, is $297 million. The Notes mature on December 1, 2007 and the first cash interest payment is deferred until June 2003. Cash interest of $22.3 million will be due on each June 1 and December 1 of the remaining years of the Notes. The Indenture under which the Notes were issued contains various restrictive covenants, including a limitation on the amount of additional indebtedness that may be incurred by the Company. As of December 31, 1997 and 1998, the Company had accrued interest relating to the Notes of $1,869,000 and $27,867,000, respectively. At December 31, 1998, the Notes had a fair value of $157 million. The Notes are redeemable, at the option of the Company, in whole or in part, at any time on or after December 1, 2002, at specified redemption prices plus accrued interest, if any, to the date of redemption. The Notes are senior obligations of the Company and are secured by a lien on all of the issued and outstanding common stock of Satellite CD Radio, Inc. ('SCDR'). SCDR conducts no business activities and its only asset is the FCC license.

     The Company incurred $8.7 million of costs in connection with the issuance of the Notes. Debt issuance costs have been deferred and are amortized over the 10 year life of the Notes. Accumulated amortization of debt issuance costs was $73,000 and $952,000 at December 31, 1997 and 1998, respectively.

5. DEFERRED SATELLITE PAYMENTS

     Under an amended and restated contract (the 'Loral Satellite Contract') with Space Systems/Loral, Inc. ('SS/L'), SS/L has agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred, which approximate fair value, bear interest at 10% per year and are due in quarterly installments beginning in June 2002. The Company has the right to prepay any deferred payments together with accrued interest, without penalty.

6. CAPITAL STOCK

  COMMON STOCK, PAR VALUE $.001 PER SHARE

     On September 29, 1994, the Company completed its initial public offering by issuing 1,491,940 shares of Common Stock for net proceeds of $4.8 million. On August 5, 1997, the Company sold 1.9 million shares of Common Stock to Loral Space for net proceeds of approximately $24.4 million. In November 1997, the Company issued 2.8 million shares of Common Stock for net proceeds of $42.2 million in a public offering. In December 1997, the Company issued an additional 250,000 shares, in connection with the partial exercise of an option granted to the underwriters of the public offering solely to cover overallotments, for net proceeds of $4.2 million. In November 1998, the Company issued 5 million shares of Common Stock to Prime 66 Partners, L.P. for net proceeds of $98 million.

     In 1995, the Company adopted the 1995 Stock Compensation Plan from which up to 175,000 shares of Common Stock could be issued in lieu of cash compensation to employees and or consultants. During 1995 and 1996, respectively, 107,000 and 67,500 shares of the Company's Common Stock were issued pursuant to this Plan.

     As of December 31, 1998, 33.4 million shares of Common Stock were reserved in connection with convertible preferred stock, warrants and incentive stock plans.

  PREFERRED STOCK

     In April 1997, the Company completed a private placement of its 5% Delayed Convertible Preferred Stock (the '5% Preferred Stock'). The Company sold a total of 5.4 million shares of the 5%

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock for an aggregate sales price of $135 million. The 5% Preferred Stock was immediately convertible at a discount to the fair market value of Common Stock and accordingly, the Company recorded approximately $52 million as a deemed dividend in determining net loss attributable to common stockholders.

     In November 1997, the Company exchanged 1,846,799 shares of 10 1/2% Series C Convertible Preferred Stock (the '10 1/2% Preferred Stock') for all outstanding shares of its 5% Preferred Stock. Each share of 10 1/2% Preferred Stock is convertible into a number of shares of Common Stock calculated by dividing the $100 per share liquidation preference (the 'Liquidation Preference') by a conversion price of $18.00. This conversion price is subject to adjustment for certain corporate events. Any stockholder who converts the 10 1/2% Preferred Stock into Common Stock prior to November 15, 2002 will forfeit the right to any accrued and unpaid dividends. Dividends on the 10 1/2% Preferred Stock are cumulative from the date of issuance and payable, if declared by the Board of Directors, on a quarterly basis commencing on November 15, 2002. Dividends may be paid with cash or Common Stock at the option of the Company. Commencing November 15, 1999, the Company may redeem the 10 1/2% Preferred Stock at the Liquidation Preference plus any accrued and unpaid dividends, provided the price of the Company's Common Stock is at least $31.50 per share during a specified period. After November 15, 2002, the Company's right to redeem the 10 1/2% Preferred Stock is not restricted by the market price of its Common Stock. The Company is required to redeem all outstanding shares of 10 1/2% Preferred Stock on November 15, 2012 at a price equal to the Liquidation Preference plus any accrued and unpaid dividends. As of December 31, 1997 and 1998, the Company accrued dividends payable relating to the 10 1/2% Preferred Stock totaling $2,338,000 and $18,179,000, respectively. At December 31, 1998, the 10 1/2% Preferred Stock had a fair value of $279 million.

     On December 23, 1998, the Company and Apollo Investment Fund IV, L.P., a Delaware limited partnership ('AIF IV'), and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership ('AOP IV' and, together with AIF IV, the 'Apollo Investors') completed a transaction pursuant to which the Company sold to the Apollo Investors 1,350,000 shares of its 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the 'Series A Preferred Stock'), for an aggregate purchase price of $135 million. Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock calculated by dividing the $100 per share liquidation preference (the 'Series A Liquidation Preference') by a conversion price of $30. This conversion price is subject to adjustment for certain corporate events. Dividends on the Series A Preferred Stock are payable annually commencing on November 15, 1999 and may be paid with cash or additional shares of Series A Preferred Stock, at the option of the Company. From and after November 15, 2001 and prior to November 15, 2003, the Company may redeem the Series A Preferred Stock at the Series A Liquidation Preference, plus any unpaid dividends, provided the price of the Common Stock is at least $60 per share during a specified period. From and after November 15, 2003, the Company's right to redeem the Series A Preferred Stock is not restricted by the market price of its Common Stock. The Company is required to redeem all outstanding shares of the Series A Preferred Stock at a price equal to the Series A Liquidation Preference plus any unpaid dividends on November 15, 2011. On the date of issuance, the Series A Preferred Stock was immediately convertible at a discount to the then fair market value of the Common Stock and, accordingly, the Company recorded approximately $11 million as a deemed dividend in net loss applicable to common stockholders. At December 31, 1998, the Series A Preferred Stock fair value approximates book value and accrued dividends payable relating to this stock totaled $1,565,000.

     The Apollo Investors have also granted the Company an option to sell the Apollo Investors an additional 650,000 shares of its 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share (the 'Series B Preferred Stock'), for an aggregate purchase price of $65 million. The Company may exercise its option to require the Apollo Investors to purchase the Series B Preferred Stock at any time prior to September 23, 1999. The terms of the Series B Preferred Stock are similar to

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

those of the Series A Preferred Stock. The Company recorded the value of the Series B Preferred Stock option at fair value and recorded approximately $180,000 of deemed dividends related primarily to the amortization of the value of the option.

  WARRANTS

     In connection with the Company's initial public offering in 1994, the Company issued warrants to purchase 745,970 shares of Common Stock. Additionally, the Company issued to the underwriters as consideration warrants to purchase 123,560 shares of the Company's Common Stock. In September 1996, the Company received proceeds of $4,589,000 relating to the exercise of 864,848 warrants and the remaining 4,682 warrants expired unexercised. Of the warrants exercised, 764,848 shares of Common Stock were issued in exchange for cash at a purchase price of $6.00 per share and 27,083 shares of Common Stock were issued in a cashless exercise of 100,000 warrants held by the underwriters.

     In connection with the November 1997 issuance of the 10 1/2% Preferred Stock, the Company granted to its investment advisor and certain related persons, in lieu of a warrant to purchase shares of 5% Preferred Stock, warrants to purchase an aggregate of 177,178 shares of 10 1/2% Preferred Stock at an initial exercise price of $68.47 per share. The exercise price of the warrants declines by approximately $0.12 per month to $60.24 per share on and after April 1, 2002. This warrant is convertible at a discount to the then fair market value of the Common Stock and accordingly, the Company will record, over the life of the warrant, $1.6 million as a deemed dividend in connection with the issuance of warrants on preferred stock. During 1998, the Company accreted dividends of $428,000 related to this warrant. In addition, the Company granted to an investor warrants to purchase 1,800,000 shares of common stock at $50 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, the Company may redeem all of these warrants, provided that the price of its Common Stock is at least $75 per share during a specified period. During 1998, the Company accreted dividends of $6,073,000 related to these warrants.

7. EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLANS

     In February 1994, the Company adopted its 1994 Stock Option Plan (the '1994 Plan') and its 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). Options granted under the 1994 Plan generally vest over a four-year period and generally are exercisable for a period of ten years from the date of grant. The aggregate number of shares of Common Stock available for issuance pursuant to the 1994 Plan and the Directors' Plan is 3,100,000.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of option activity under the 1994 Plan, the Directors' Plan and of all other option activity follows:

                                                     1994 PLAN             DIRECTORS' PLAN               OTHER
                                               ----------------------    --------------------    ---------------------
                                                            WEIGHTED                WEIGHTED                 WEIGHTED
                                                             AVERAGE                 AVERAGE                  AVERAGE
                                                            EXERCISE                EXERCISE                 EXERCISE
                                                OPTION      PRICE PER    OPTION     PRICE PER     OPTION     PRICE PER
                                                SHARES        SHARE      SHARES       SHARE       SHARES       SHARE
                                               ---------    ---------    -------    ---------    --------    ---------

Outstanding at December 31, 1995............     637,500     $  3.61     105,000     $  3.39      350,000      $4.00
     Granted................................     545,000     $  8.10      40,000     $  6.88        --
     Exercised..............................     (60,000)    $  1.00      (5,000)    $  1.00     (120,000)     $1.00
     Cancelled..............................      --                       --                       --
                                               ---------                 -------                 --------
Outstanding at December 31, 1996............   1,122,500     $  5.93     140,000     $  4.47      230,000      $5.57
     Granted................................     515,000     $ 14.52       --                       --
     Exercised..............................     (13,000)    $  2.00       --                     (30,000)     $1.00
     Cancelled..............................     (55,000)    $  5.98       --                       --
                                               ---------                 -------                 --------
Outstanding at December 31, 1997............   1,569,500     $  8.73     140,000     $  4.47      200,000      $6.25
     Granted................................     559,500     $ 28.53     100,000     $ 25.88        --
     Exercised..............................     (19,850)    $  3.25     (25,000)    $  3.00        --
     Cancelled..............................     (70,625)    $ 18.55       --                       --
                                               ---------                 -------                 --------
Outstanding at December 31, 1998............   2,038,525     $ 13.35     215,000     $ 14.50      200,000      $6.25
                                               ---------                 -------                 --------
                                               ---------                 -------                 --------
Exercisable at December 31, 1998............   1,207,650     $  6.56     188,334     $ 12.89      200,000      $6.25
                                               ---------                 -------                 --------
                                               ---------                 -------                 --------

                                                                              1994 PLAN        DIRECTORS' PLAN     OTHER
                                                                           ----------------    ----------------    -----

As of December 31, 1998:
     Range of exercise prices...........................................     $1.00 - $38.38    $  2.13 - $25.88    $6.25
     Weighted average remaining contractual life for options outstanding
       (years)..........................................................               8.11                7.99     4.39

     The weighted average fair value of options granted during 1997 and 1998 was $4.37 and $18.22, respectively. As of December 31, 1998, 729,000 shares of Common Stock are available for grant pursuant to either the 1994 Plan or the Directors' Plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 as they pertain to financial statement recognition of compensation expense attributable to option grants. If the Company had elected to recognize compensation cost for the option grants in accordance with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) on a pro-forma basis would have been:

                                                                               1997            1998
                                                                            -----------    ------------

Net loss -- as reported..................................................   $(4,737,000)   $(48,396,000)
Net loss -- pro-forma....................................................   $(6,254,000)   $(51,028,000)
Net loss per share -- as reported........................................   $     (0.41)   $      (2.70)
Net loss per share -- pro-forma..........................................   $     (0.54)   $      (2.85)

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The pro-forma expense related to stock options is recognized over the vesting period, generally four years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                                        1997     1998
                                                                                        -----    -----

Risk-free interest rate..............................................................   6.11%    4.72%
Expected life of options -- years....................................................    3.11     4.36
Expected stock price volatility......................................................     75%      75%
Expected dividend yield..............................................................     N/A      N/A

401(K) SAVINGS PLAN

     During 1998, the Company adopted the CD Radio 401(k) Savings Plan (the '401(k) Plan'). The 401(k) Plan allows eligible employees to contribute from 1% to 12% of their pretax pay subject to certain defined limits. Employees are 100% vested in their contributions at all times. In addition, the Company matches 100% of the employees' contribution, in the form of the Company's Common Stock. The Company matching contribution is 33 1/3% vested each year and is fully vested after three years of employment with the Company. Contribution expense to the 401(k) Plan was $104,000 in 1998.

8. INCOME TAXES

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability are as follows:

                                                                                   DECEMBER 31,
                                                                            ---------------------------
                                                                               1997            1998
                                                                            -----------    ------------

Capitalized start-up costs...............................................   $ 7,919,000    $ 13,066,000
Accrual to cash adjustments..............................................       316,000       6,427,000
Net operating loss carryforwards.........................................       335,000       6,205,000
Other....................................................................       656,000      (1,581,000)
                                                                            -----------    ------------
                                                                              9,226,000      24,117,000
Valuation allowance......................................................    (9,226,000)    (26,354,000)
                                                                            -----------    ------------
Net deferred tax liability...............................................   $   --         $ (2,237,000)
                                                                            -----------    ------------
                                                                            -----------    ------------

     Realization of deferred tax assets at the balance sheet date is dependent upon future earnings, which are uncertain. Accordingly, a full valuation allowance was recorded against the assets.

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $15 million for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning 2008. There may be limitations on the annual utilization of these net operating losses as a result of certain changes in ownership that have occurred since the Company's inception. In addition, a significant portion of costs incurred have been capitalized for tax purposes as a result of the Company's status as a start-up enterprise. Total start-up costs as of December 31, 1998 are $32 million. Once the Company begins its active trade or business, these capitalized costs will be amortized over 60 months. The total deferred tax asset related to capitalized start-up costs of $13 million includes $169,000 which, when realized, would not affect financial statement income but will be recorded directly to stockholders' equity.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. SPECIAL CHARGES

     During 1998, the Company decided to enhance its satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. The Company recorded special charges totaling $25,682,000 related primarily to the termination of such contracts.

10. RELATED PARTIES

     Since inception, the Company has relied upon related parties for certain consulting, legal and management services. The Company has paid for these services with cash and with the issuance of Common Stock. Total cash expenses incurred in transactions with related parties during the years ended December 31, 1996, 1997 and 1998 and the period from May 17, 1990 (date of inception) to December 31, 1998 were $272,000, $279,000, $127,000 and $2,446,000, respectively. The Company has also issued Common Stock in lieu of cash in settlement of other related party liabilities. Total related party expenses settled with the issuance of Common Stock during the years ended December 31, 1996, 1997 and 1998 and the period from May 17, 1990 (date of inception) to December 31, 1998 were $554,000, $ -- , $ -- and $1,311,000, respectively.

11. LEASES AND RENTALS

     As of December 31, 1998, minimum rental commitments under operating leases were $4,467,000, $4,467,000, $4,467,000, $4,467,000 and $4,467,000 for 1999,
2000, 2001, 2002 and 2003, respectively. For the remaining years, such commitments totaled $52,052,000, aggregating total minimum lease payments of $74,387,000.

     Total rent expense for the years ended December 31, 1996, 1997 and 1998 and the period May 17, 1990 (date of inception) to December 31, 1998 was $302,000, $278,000, $1,985,000 and $3,468,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

SATELLITE CONSTRUCTION AND LAUNCH SERVICES

     To build and launch the satellites necessary for the operations of CD Radio, on July 28, 1998, the Company entered into the Loral Satellite Contract with SS/L. The Loral Satellite Contract provides for SS/L to construct, launch and deliver three satellites in-orbit and checked-out, to construct for the Company a fourth satellite for use as a ground spare and to become the Company's launch services provider. The Company is committed to make aggregate payments of approximately $718 million under the Loral Satellite Contract. Approximately half of these payments are contingent upon SS/L meeting specified milestones in the construction of the satellites. SS/L has agreed to defer $50 million total of payments due in 1999 and 2000 until 2002 and 2003. As of December 31, 1998, $221 million of this commitment has been satisfied. Future payments are due as follows: $218 million in 1999, $229 million in 2000, $25 million in 2002 and $25 million in 2003.

     In the event of a satellite or launch failure, the Company will be required to pay Loral the full-deferred amount for the affected satellite no later than 120 days after the date of the failure. If the Company should elect to put one of the first three satellites into ground storage, rather than having it shipped to the launch site, the full-deferred amount for the affected satellite will become due within 60 days of such election.

INTEGRATED CIRCUITS

     During 1998, the Company signed an agreement with Lucent Technologies, Inc. ('Lucent') pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver commercial

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quantities of integrated circuits ('chip sets'), which will be used in consumer electronic devices capable of receiving the Company's broadcasts, by December 1999. The Company agreed to pay Lucent the costs of the chip set development work totaling $9 million. On February 1, 1999, the Company and Lucent amended and restated this agreement due to the design and development of the chip sets requiring more engineering resources than originally estimated. Lucent will now use commercially reasonable efforts to deliver commercial quantities of chip sets by June 2000. The estimates of the development work in this amended contract total $27 million.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
CD RADIO INC.:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 5, 1999

                                                                     SCHEDULE II

                          CD RADIO INC. AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS (DEDUCTIONS)
                                                      -------------------------------------------------
                                                      CHARGED TO         CHARGED TO         WRITE-OFFS/
                                         BALANCE       COSTS AND      OTHER ACCOUNTS --      PAYMENTS/       BALANCE
             DESCRIPTION                JANUARY 1      EXPENSES           DESCRIBE             OTHER       DECEMBER 31
-------------------------------------   ----------    -----------    -------------------    -----------    -----------

Year Ended December 31, 1998
     Deferred Tax Assets -- Valuation
       allowance.....................   $9,226,000    $17,128,000        $--                  $--          $26,354,000

Year Ended December 31, 1997
     Deferred Tax Assets -- Valuation
       allowance.....................    7,491,000      1,735,000         --                   --            9,226,000

Year Ended December 31, 1996
     Deferred Tax Assets -- Valuation
       allowance.....................    6,378,000      1,113,000         --                   --            7,491,000

                                 EXHIBIT INDEX

EXHIBIT                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
  3.1      -- Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
              Company's Registration Statement on Form S-1 (File No. 33-74782) (the 'S-1 Registration Statement')).
  3.2      -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the S-1 Registration
              Statement).
  3.3      -- Certificate of Designations of 5% Delayed Convertible Preferred Stock (incorporated by reference to
              Exhibit 10.24 to the Company's Form 10-K/A for the year ended December 31, 1996 (the '1996 Form 10-K')).
  3.4      -- Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed with the Commission on October
              30, 1997 (the 'Form 8-A')).
  3.5.1    -- Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights
              of 10 1/2% Series C Convertible Preferred Stock (the 'Series C Certificate of Designations')
              (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No.
              333-34761) (the 'S-4 Registration Statement')).
  3.5.2    -- Certificate of Correction of the Series C Certificate of Designations (incorporated by reference to
              Exhibit 3.5.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the
              '1997 Form 10-K')).
  3.5.3    -- Certificate of Increase of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to
              Exhibit 3.5.3 to the Company's Form 10-Q for the period ended March 31, 1998).
  3.6      -- Form of Certificate of Designations, Preferences and Relative, Participating, Optional and Other
              Special Rights of 9.2% Series A Junior Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on November 17,
              1998).
  3.7      -- Form of Certificate of Designations, Preferences and Relative, Participating, Optional and Other
              Special Rights of 9.2% Series B Junior Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on November 17,
              1998).
  4.1      -- Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1
              Registration Statement).
  4.2      -- Form of Certificate for Shares of 10 1/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).
  4.3.1    -- Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer &
              Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Form 8-A).
  4.3.2    -- Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to the Form 8-A).
  4.3.3    -- Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock
              Transfer & Trust Company, as Rights Agent, dated as of October 13, 1998 (incorporated by reference to
              Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 8, 1998).
  4.3.4    -- Amendment to Rights Agreement, dated as of December 22, 1997, between the Company and Continental Stock
              Transfer & Trust Company, as Rights Agent, dated as of November 13, 1998 (incorporated by reference to
              Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 17, 1998).
  4.3.5    -- Amended and Restated Amendment to Rights Agreement, dated as of December 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, dated as of December 22, 1998
              (incorporated by reference to Exhibit 6 to the Amendment No. 1 to the Form 8-A, filed with the
              Commission on January 6, 1999).
  4.4      -- Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as
              Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (File No. 333-34769) (the 'Units Registration Statement')).
  4.5      -- Form of Note (incorporated by reference to Exhibit 4.2 to the Units Registration Statement).
  4.6      -- Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ Schroder Bank
              & Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.5 to the Units Registration
              Statement).

EXHIBIT                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
  4.7.1    -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust
              Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration
              Statement).
  4.7.2    -- Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units Registration Statement).
  4.8      -- Form of Preferred Stock Warrant Agreement, dated as of April 9,1997, between the Company and each
              Warrantholder thereof (incorporated by reference to Exhibit 4.12 to the 1997 Form 10-K).
  4.9      -- Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and
              to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).
  4.10.1   -- Form of Certificate for shares of 9.2% of Series A Junior Cumulative Convertible Preferred Stock (filed herewith).
  4.10.2   -- Form of Certificate for shares of 9.2% of Series B Junior Cumulative Convertible Preferred Stock (filed herewith).
  9.1      -- Voting Trust Agreement, dated as of August 26, 1997, by and among Darlene Friedland, as Grantor, David
              Margolese, as Trustee, and the Company (incorporated by reference to Exhibit (c) to the Company's Issuer
              Tender Offer Statement on Form 13E-4, filed with the Commission on October 16, 1997).
 10.1      -- Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
              1998).
 10.2.1    -- Engagement Letter Agreement, dated November 18, 1992, between the Company and Batchelder & Partners,
              Inc. (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
 10.2.2    -- Engagement Termination Letter Agreement, dated December 4, 1997, between the Company and Batchelder &
              Partners, Inc. (incorporated by reference to Exhibit 10.2.2 to the 1997 Form 10-K).
*10.3.1    -- Proprietary Information and Non-Competition Agreement, dated February 9, 1993, for Robert D. Briskman
              (incorporated by reference to Exhibit 10.8.1 to the S-1 Registration Statement).
*10.3.2    -- Amendment No. 1 to Proprietary Information and Non-Competition Agreement between the Company and Robert
              D. Briskman (incorporated by reference to Exhibit 10.8.2 to the S-1 Registration Statement).
'D'10.4.1  -- Amended and Restated Contract, dated as of June 30, 1998, between the Company and Space Systems/Loral,
              Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q/A for the
              period ended June 30, 1998).
 10.5.1    -- Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company
              (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).
*10.5.2    -- Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman
              (incorporated by reference to Exhibit 10.6.2 to the 1997 Form 10-K).
*10.5.3    -- Amended and Restated Option Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).
*10.6      -- Employment Agreement, dated as of January 1, 1999, between the Company and David Margolese (filed herewith).
*10.7.1    -- Employment and Non-Competition Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).
*10.7.2    -- First Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).
*10.7.3    -- Second Amendment to Employment Agreement between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).
*10.8      -- Employment and Non-Competition Agreement, dated as of July 10, 1997, between the Company and Andrew J.
              Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q
              for the period ended September 30, 1997).
*10.9      -- Employment and Non-Competition Agreement, dated as of April 16, 1997, between the Company and Joseph S.
              Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A
              for the period ended March 31, 1997).

EXHIBIT                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
*10.10.1   -- Employment and Non-Competition Agreement, dated as of April 28, 1997, between the Company and Keno V.
              Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for
              the period ended March 31, 1997).
*10.10.2   -- Separation Agreement, dated as of July 6, 1998, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1998).
*10.11     -- Employment and Non-Competition Agreement, dated as of May 18, 1998, between the Company and Patrick L.
              Donnelly (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for
              the period ended June 30, 1998).
 10.12     -- Registration Agreement, dated January 2, 1994, between the Company and M.A. Rothblatt and B.A.
              Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).
*10.13     -- 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).
*10.14     -- Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to
              Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 1995).
 10.15.1   -- Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc.
              (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).
 10.15.2   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee
              (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the
              period ended June 30, 1998).
 10.16     -- Settlement Agreement, dated as of April 1, 1994, among the Company, M.A. Rothblatt, B.A. Rothblatt and
              Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).
 10.17.1   -- Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors
              (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
 10.17.2   -- First Amendment to Preferred Stock Investment Agreement dated March 7, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
 10.17.3   -- Second Amendment to Preferred Stock Investment Agreement dated March 14, 1997 between the Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
 10.18     -- Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral
              Space & Communications Ltd. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on August 19, 1997).
 10.19     -- Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the
              Company and Arianespace S.A.; Arianespace Customer Loan Agreements dated July 22, 1997 for Launches #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22,
              1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A.
              (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the
              period ended June 30, 1998).
 10.20     -- Credit Agreement, dated as of June 30, 1998, among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent
              (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the
              period ended June 30, 1998).
 10.21     -- Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National
              Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
 10.22     -- Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital
              International, Ltd., Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 8, 1997).
 10.23.1   -- Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc.
              (incorporated by reference to Exhibit 10.26.1 to the 1997 Form 10-K).
 10.23.2   -- Engagement Termination Letter Agreement, dated August 6, 1997, between the Company and Libra
              Investments, Inc. (incorporated by reference to Exhibit 10.26.2 to the 1997 Form 10-K).

EXHIBIT                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------------
 10.24     -- Engagement Letter Agreement, dated October 8, 1997, between the Company and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).
'D'10.25   -- Radio License Agreement, dated January 21, 1998, between the Company and Bloomberg Communications Inc.
              (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the
              period ended March 31, 1998).
'D'10.26   -- Amended and Restated Agreement, dated as of February 1, 1999, between Lucent Technologies Inc. and the
              Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 4, 1999).
*10.27     -- CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company's
              Registration Statement on Form S-8 (File No. 333-65473)).
 10.28     -- Stock Purchase Agreement, dated as of October 8, 1998, between the Company and Prime 66 Partners, L.P.
              (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8,
              1998).
 10.29     -- Stock Purchase Agreement, dated as of November 13, 1998, by and among the Company, Apollo Investment
              Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to Exhibit 99.1 to the
              Company's Current Report on Form 8-K dated November 17, 1998).
 10.30     -- Voting Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo
              Overseas Partners IV, L.P. and David Margolese (incorporated by reference to Exhibit 99.5 to the
              Company's Current Report on Form 8-K dated November 17, 1998).
 10.31     -- Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P.,
              Apollo Overseas Partners IV, L.P., the Company and David Margolese (incorporated by reference to
              Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 17, 1998).
 21.1      -- List of Subsidiaries.
 23.1      -- Consent of PricewaterhouseCoopers, LLP.
 27.1      -- Financial Data Schedule.

                            ------------------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits, which are incorporated by reference, have been omitted pursuant to an Application for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                          STATEMENT OF DIFFERENCES
                          ------------------------

  The dagger symbol shall be expressed as................................ 'D'