Form 10-K/A
period 1998-12-31
CD RADIO INC
filed 1999-04-30
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-24710
                            ------------------------
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

                          1221 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10020
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 584-5100
                            ------------------------
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

                         DOCUMENTS INCORPORATED BY REFERENCE
                                       None.
________________________________________________________________________________

     The undersigned registrant, CD Radio Inc. (which may also be referred to as 'we', 'us', 'CD Radio' and occasionally, the 'Company'), hereby amends the following Items of its Annual Report on From 10-K for the year ended December 31, 1998 as set forth below and in the pages attached thereto:

        Part III, Item 10 -- Directors and Executive Officers of the Registrant
        Part III, Item 11 -- Executive Compensation
        Part III, Item 12 -- Security Ownership of Certain Beneficial Owners and Management
        Part III, Item 13 -- Certain Relationships and Related Transactions

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is certain biographical information concerning each of our directors:

     David Margolese, age 41, has served as Chairman and Chief Executive Officer of CD Radio since August 1993, and as a director since August 1991. Prior to his involvement with CD Radio, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Roger Communications Inc. in 1989, and Canadian Telecom Inc., a radio paging company, serving as that company's president until the company's sale in 1987.

     Robert D. Briskman, age 66, is a co-founder of CD Radio and has served as Executive Vice President, Engineering, and as a director since October 1991. Prior to 1986, during his twenty-two year career at COMSAT, a satellite company, he was responsible for the implementation of numerous major satellite systems, including ITALSAT, ARABSAT and CHINASAT. Mr. Briskman was one of the early engineers at NASA, and received the APOLLO Achievement Award for the design and implementation of the Unified S-Band System. He is past chairman of the IEEE Standards Board, past president of the Aerospace and Electronics Systems Society and served on the industry advisory council to NASA. He is the Telecommunications Editor of McGraw Hill's Encyclopedia of Science and Technology and is a recipient of the IEEE Centennial Medal.

     Lawrence F. Gilberti, age 48, has been a director of CD Radio since September 1993 and served as its Secretary from November 1992 until May 1998. Since December 1992, he has been the Secretary and sole director of, and from December 1992 to September 1994 was the President of, Satellite CD Radio, Inc., our subsidiary which holds our FCC license. Mr. Gilberti is of counsel to the law firm of Reed Smith Shaw & McClay LLP and has provided legal services to CD Radio since 1992. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner & Harding; and from 1987 to August 1994, was an attorney with the law firm of Goodman Phillips & Vineberg. Mr. Gilberti is a member of the Audit and Compensation Committees of our Board of Directors.

     Joseph V. Vittoria, age 63, has been a director of CD Radio since April 1998. Since 1997, Mr. Vittoria has served as Chairman and Chief Executive Officer of Travel Services International, Inc., a travel services distributor, and as a member of the Board of Overseers of Columbia Business School. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., one of the world's largest rental car companies, and served as its President and Chief Operating Officer for the period January 1983 through September 1987. During that time, Mr. Vittoria was responsible for creating the Avis Employee Stock Ownership Plan and for the sale of Avis to HFS Incorporated in 1996. Mr. Vittoria is a member of the Audit and Compensation Committees of our Board of Directors.

     Ralph V. Whitworth, age 43, has been a director of CD Radio since March 1994. Mr. Whitworth has been a principal and managing member of Relational Investors LLC, a private investment company, since March 1996. He has also been a partner in Batchelder & Partners, Inc., a financial advisory and investment-banking firm based in La Jolla, California, since January 1997. Since June 1998, Mr. Whitworth has been president of Whitworth and Associates, a corporate advisory firm. He has served as Chairman of the Board of Directors of Apria Healthcare Group Inc. since April 1998 and as a director of Apria Healthcare Group Inc. since January 1998. He is also a director of Waste Management, Inc. Mr. Whitworth is a member of the Audit and Compensation Committees of our Board of Directors.

BOARD GOVERNANCE AND OPERATIONS

     The business and affairs of CD Radio are managed by or under the direction of the Board of Directors. The Board includes a majority of non-employee Directors.

     The Board reaffirms its management accountability to the stockholders through the annual election process. All Directors annually stand for election.

     The Board reviews and ratifies senior management selection and compensation. It monitors overall corporate performance and ensures the integrity of CD Radio's financial controls. The Board also oversees CD Radio's strategic and business planning process.

MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 1998, there were five meetings of the Board of Directors and the Board took action six times through written consents in lieu of meetings. Each Director attended more than 75% of the total number of meetings of the Board and meetings held by all committees on which he served.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors maintains two standing committees, an Audit Committee and a Compensation Committee. The following table shows the members of each Committee, the number of committee meetings held during 1998 and the functions performed by each committee:

              COMMITTEE                                                 FUNCTION
-------------------------------------  -------------------------------------------------------------------
AUDIT
Meetings: One

Members:                                 Recommends to the Board the selection of independent accountants
  Lawrence F. Gilberti*                  Reviews reports of independent auditors
  Joseph V. Vittoria                     Reviews and approves the scope and costs of all services (including
  Ralph V. Whitworth                     non-audit services) provided by the firm selected to conduct the audit
                                         Monitors the effectiveness of the audit process
                                         Reviews adequacy of financial and operating controls
                                         Monitors corporate compliance program

COMPENSATION
Meetings: Five

Members:                                 Reviews and approves salaries and other compensation matters for
  Lawrence F. Gilberti*                  executive officers
  Joseph V. Vittoria                     Administers stock option program
  Ralph V. Whitworth

------------
*  Committee Chairperson

DIRECTORS' COMPENSATION

     Directors who are employees of CD Radio or its subsidiaries receive no additional compensation for serving on the Board of Directors.

     Unless otherwise authorized by the Compensation Committee, each non-employee director is entitled to receive options to purchase 10,000 shares of Common Stock upon becoming a director and an automatic annual grant of options to purchase 5,000 shares of Common Stock on the first business day following our annual meeting of stockholders. The exercise price for all such options is the fair market value of our Common Stock on the date of grant. Non-employee directors are also reimbursed for reasonable travel expenses incurred in attending meetings.

     On April 20, 1998, Mr. Vittoria became a member of the Board of Directors. In connection with his election to the Board, Mr. Vittoria was granted an option to purchase 40,000 shares of our Common Stock at a price of $28.875 per share.

     The information called for by this Item 10 with respect to our executive officers is set forth under the caption 'Executive Officers' contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In the course of preparing our Annual Report on Form 10-K for the year ended December 31, 1998, we discovered, based solely upon a review of Forms 3 and 4 and amendments thereto, that certain executive officers and directors failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934. Specifically, Andrew Greenebaum failed to timely file a Form 3 when he was elected Executive Vice President and Chief Financial Officer in August 1997. Joseph Vittoria failed to timely file a Form 3 in April 1998 when he was elected a Director. Ralph Whitworth, a director, failed to timely file a Form 4 in April 1998 when he received 15,000 stock options. Lawrence Gilberti, a Director, failed to timely file a Form 4 in September 1996 when he received 10,000 stock options and in April 1998 when he received an additional 15,000 stock options. David Margolese, Chairman and Chief Executive Officer, failed to timely file a Form 4 in April 1996 when he received 400,000 stock options. Joseph Capobianco, our Executive Vice President, Content, failed to timely file a Form 4 in July 1997 when he received 25,000 options and again in May 1998 when he received an additional 25,000 options. Robert Briskman, a director and our Executive Vice President, Engineering, failed to file timely a Form 4 in April of 1996 when he received 30,000 options, in October 1997 when he received an additional 30,000 options and in April 1998 when he received an additional 57,500 options.

ITEM 11. EXECUTIVE COMPENSATION

     The table below shows the compensation for the last three years for our Chairman and Chief Executive Officer and the five next highest paid executive officers at the end of 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM COMPENSATION
                                                                                                       AWARDS
                                                                                             --------------------------
                                                              ANNUAL COMPENSATION            NUMBER OF
                                                       ----------------------------------    SECURITIES
                                                                             OTHER ANNUAL    UNDERLYING     ALL OTHER
                                                       SALARY      BONUS     COMPENSATION     OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR      ($)        ($)          ($)            (#)           ($)(1)
--------------------------------------------   ----    -------    -------    ------------    ----------    ------------

David Margolese ............................   1998    400,000      --           --             --             10,000
  Chairman of the Board and                    1997    268,714      --           --             --              --
  Chief Executive Officer                      1996     95,833      --           --            400,000          --

Robert D. Briskman .........................   1998    260,000     25,000(2)     --             57,500         10,000
  Executive Vice President,                    1997    234,583      --           --             30,000          --
  Engineering                                  1996    106,249     20,000(2)    190,938(3)      30,000          --

Andrew J. Greenebaum (4) ...................   1998    275,000      --           --             --             10,000
  Executive Vice President and                 1997     88,141      --           90,000(5)     225,000          --
  Chief Financial Officer                      1996      --         --           --             --              --

Ira H. Bahr (6) ............................   1998    103,183      --           --            100,000          6,425
  Executive Vice President,                    1997      --         --           --             --              --
  Marketing                                    1996      --         --           --             --              --

Joseph S. Capobianco (7) ...................   1998    218,125      --           --             25,000          9,200
  Executive Vice President,                    1997    141,667      --           --             75,000          --
  Content                                      1996      --         --           --             --              --

Patrick L. Donnelly (8) ....................   1998    162,500      --           --            110,000          --
  Executive Vice President,                    1997      --         --           --             --              --
  General Counsel and Secretary                1996      --         --           --             --              --

------------

(1) Represents matching contributions by us under the CD Radio 401(k) Savings Plan. These amounts were paid in the form of Common Stock.

(2) Amount represents bonus award for obtaining patents.

(3) Amount represents funds realized by Mr. Briskman upon the exercise of stock options.

(4) Mr. Greenebaum became an executive officer in August 1997.

(5) Represents amount paid to Mr. Greenebaum in connection with the termination of his previous employment with The Walt Disney Company.

(6) Mr. Bahr became an executive officer in October 1998.

(7) Mr. Capobianco became an executive officer in April 1997.

(8) Mr. Donnelly became an executive officer in May 1998.

     The following table sets forth certain information for the fiscal year ended December 31, 1998, with respect to options granted to individuals named in the Summary Compensation table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE
                                ------------------------------                                         VALUE
                                NUMBER OF                                                     AT ASSUMED ANNUAL RATES
                                  SHARES                                                           OF STOCK PRICE
                                UNDERLYING                                                          APPRECIATION
                                 OPTIONS         % OF TOTAL        EXERCISE                   ------------------------
                                 GRANTED      OPTIONS GRANTED       PRICE       EXPIRATION        5%           10%
            NAME                   (#)          TO EMPLOYEES      ($/SHARE)        DATE          ($)           ($)
-----------------------------   ----------    ----------------    ----------    ----------    ----------    ----------
David Margolese..............           0              0%                 0            --              0             0
Robert D. Briskman...........           0              0%                 0            --              0             0
Andrew J. Greenebaum.........           0              0%                 0            --              0             0
                                   25,000           17.9%           25.2500       6/15/08        396,990     1,006,050
                                   15,000                           22.7500       8/12/08        214,610       543,865
Ira H. Bahr .................      60,000                           28.0000       11/2/08      1,056,543     2,667,487
Joseph S. Capobianco.........      25,000            4.5%           15.3750       5/25/08        241,731       612,595
Patrick L. Donnelly..........     110,000           19.7%           33.5000       5/18/08      2,317,477     5,872,941

     The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the Summary Compensation Table above as of December 31, 1998. Also reported are the values for 'in-the-money' stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 1998 ($34.25 per share).

                                 NO. OF                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 SHARES                       UNDERLYING UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                               ACQUIRED ON                        AT FISCAL YEAR END (#)         FISCAL YEAR END ($)
                                EXERCISE     VALUE REALIZED   ------------------------------   ------------------------
NAME                               (#)            ($)           EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
------------------------------ -----------   --------------   ------------------------------   ------------------------
David Margolese...............      0               0                   700,000/0                    19,025,000/0
Robert Briskman...............      0               0                 192,500/57,500             6,400,625/1,135,625
Andrew J. Greenebaum..........      0               0                 59,000/166,000             1,128,375/3,074,750
Ira H. Bahr...................      0               0                   0/100,000                     0/772,500
Joseph S. Capobianco..........      0               0                 10,000/90,000               212,500/1,815,625
Patrick L. Donnelly...........      0               0                   0/110,000                      0/82,500

EMPLOYMENT AND OTHER AGREEMENTS

     We are a party to an employment agreement with each of Messrs. Margolese, Briskman, Greenebaum, Capobianco and Donnelly (the 'Employment Agreements').

MR. MARGOLESE

     Effective January 1, 1999, we entered into an agreement to employ David Margolese as our Chairman and Chief Executive Officer for a term of five years. The employment agreement provides for an initial annual base salary of $450,000 in 1999 and increases of $50,000 for each year thereafter. We also granted to Mr. Margolese an option to purchase 1,800,000 shares of Common Stock at $31.25 per share, of which options to purchase 840,000 shares of Common Stock are fully vested and exercisable. On each of January 2, 2000 and January 2, 2001, 480,000 of the remaining, unvested options will vest and become exercisable. Any unvested options will vest and become exercisable upon the termination of Mr. Margolese's employment for any reason other than 'Cause' (as defined in the Employment Agreement). The options are subject to approval by our stockholders of a revised or new stock option plan. If Mr. Margolese is terminated without 'Cause' or resigns for 'Good Reason' (each defined in the Employment Agreement), we are obligated to pay Mr. Margolese the sum of $5,000,000. If following the occurrence of a 'Change of Control' (as defined in the Employment Agreement), Mr.

Margolese is terminated for any reason (including resignation by Mr. Margolese for Good Reason), we are obligated to pay to Mr. Margolese the sum of $8,000,000 plus an amount equal to any excise taxes Mr. Margolese is required to pay solely as a result of the acceleration of the vesting of options and such additional amounts as are necessary to place Mr. Margolese in the same financial position he would have been in if such excise taxes were not imposed. Under the terms of the Employment Agreement, Mr. Margolese may not (a) disclose any of our proprietary information or (b) during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

MR. BRISKMAN

     We have entered into an agreement to employ Robert D. Briskman as Executive Vice President, Engineering, until December 31, 2000. Pursuant to the agreement with Mr. Briskman, we pay Mr. Briskman an annualized base salary of $280,000, subject to any increases approved by the Board of Directors. If Mr. Briskman's employment is terminated for any reason, other than 'Cause' (as defined in the Employment Agreement), we are obligated to pay to Mr. Briskman a sum equal to 50% of his then annual salary and, at Mr. Briskman's option, to repurchase all of the shares of Common Stock then owned by Mr. Briskman at a price of $1.25 per share. We also have entered into a proprietary information and non-competition agreement with Mr. Briskman. Under this agreement, Mr. Briskman may not (a) disclose any of our proprietary information during or after his employment with us or (b) engage in any business directly competitive with any business of the Company in North America for a period of one year after termination of his employment.

MR. GREENEBAUM

     Effective August 25, 1997, we entered into an employment agreement with Andrew J. Greenebaum which provides for his employment as Executive Vice President and Chief Financial Officer for a term of three years. In January 1999, the Board increased Mr. Greenbaum's salary to $310,000 per year. The dismissal of Mr. Greenebaum other than for 'Cause' (as defined in the Employment Agreement) subsequent to the passing of certain milestones will cause certain options granted to Mr. Greenebaum to vest immediately notwithstanding the dismissal. If Mr. Greenebaum's employment is terminated for any reason, other than by us for Cause or by Mr. Greenebaum voluntarily, Mr. Greenebaum will be entitled to receive, in addition to any other sums then due to him, an amount equal to his annualized base salary then in effect. We and Mr. Greenebaum also have entered into a proprietary information and non-competition agreement. Under this agreement, Mr. Greenebaum may not (a) during his employment with us and for three years thereafter disclose any of our proprietary information or (b) during his employment with us and for one year thereafter engage in any business involving any satellite radio broadcast service or any subscription-based digital audio radio service delivered to cars or other mobile vehicles in North America.

MR. CAPOBIANCO

     Effective April 16, 1997, we entered into an employment agreement with Joseph S. Capobianco which provides for his employment as Executive Vice President, Content, for a term of three years. In May 1998, the Board of Directors increased Mr. Capobianco's salary to $230,000 per year. If Mr. Capobianco is terminated, except by us for 'Cause' (as defined in the Employment Agreement) or by Mr. Capobianco voluntarily, we will be obligated to pay to him an amount equal to one-half of his annual salary. We also have entered into a proprietary information and non-competition agreement with Mr. Capobianco. Under this agreement he may not (a) disclose any of our proprietary information during his employment and for three years thereafter or (b) during his employment with us and for one year thereafter, engage in any business involving any satellite radio broadcast service or any subscription-based digital audio radio service delivered to cars or other mobile vehicles in North America.

MR. DONNELLY

     Effective May 18, 1998, we entered into an agreement to employ Patrick L. Donnelly as Executive Vice President, General Counsel and Secretary, for a term of three years. The agreement provides for an annual base salary of $260,000, subject to increase from time to time by the Board of Directors. If Mr. Donnelly's employment is terminated, except by us for 'Cause' (as defined in the Employment Agreement) or by Mr. Donnelly voluntarily, we are obligated to pay him an amount equal to one-half of his annual salary. We have also entered into a proprietary information and non-competition agreement with Mr. Donnelly. Under this agreement, Mr. Donnelly may not (a) disclose any of our proprietary information during his employment, or (b) during his employment and for one year thereafter, engage in any business involving any satellite radio broadcast service or any subscription-based digital audio radio service delivered to cars or other mobile vehicles in North America.

REPORT OF COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors (the 'Committee') is comprised solely of directors who are not current or former employees of the Company. The Committee is responsible for overseeing and administering the Company's executive compensation programs. The Committee reviews, monitors and approves executive compensation, establishes compensation guidelines for corporate officers and administers our stock option plans.

COMPENSATION PHILOSOPHY

     Our compensation philosophy is premised upon the belief that our employees are CD Radio's most valuable asset. Our executive officers are charged with directing our strategic planning and have overall responsibility for our results. We have planned and implemented a compensation structure intended to attract and retain highly talented individuals, energize and reward the creativity of our executive officers in achieving our stated milestones, and provide incentives to executive officers to execute our objectives and enhance stockholder value by achieving short and long term business objectives.

COMPENSATION PROGRAM

     Our compensation program has to date consisted of base salary and long term incentive compensation comprised exclusively of the stock options under our 1994 Stock Option Plan (the '1994 Plan').

BASE SALARIES

     The base salaries paid to each of our executive officers during 1998 (with the exception of Ira Bahr) were paid pursuant to written employment agreements described herein under 'Employment and Other Agreements'. The Committee reviews and considers base salary adjustments for each of our executive officers annually based on recommendations from management and considerations relating to the respective officers' individual performances, the responsibilities of their positions and their competitive positions vis-a-vis executives of other high performing companies. Salary increases during fiscal year 1998 were based upon these criteria. However, except as to the compensation reflected in the Employment Agreement entered into by us and David Margolese as of January 1, 1999, we have not sought to position executive compensation within any particular range as compared to any stated peer group.

LONG-TERM INCENTIVES

     We provide long-term incentives through stock options granted to our executive officers under the 1994 Plan. The Committee believes that the potential for stock ownership by executives and other employees is the most effective method by which the interests of management may be aligned with those of other CD Radio stockholders.

     The options granted typically vest over four years, have a life of ten years and have an exercise price equal to the fair market value of our Common Stock on the grant date. The number of options granted by the Committee to each executive officer has been based upon such criteria as anticipated achievement, responsibilities, performance, experience and future potential, as well as a keen awareness of the financial incentives required to retain the quality of executive management essential to the attainment of our strategic and financial objectives.

     For future years, the Committee has authorized executive management to grant stock options to employees below the executive officer level on an annual basis according to performance guidelines intended to be competitive with comparable companies and to reward individual achievement appropriately. It is anticipated, however, that the executive officers will not receive annual stock options grants under this program.

ANNUAL BONUS/SHORT-TERM INCENTIVES

     To date, we have not implemented any plan or program of annual cash bonuses or other similar short-term incentive awards, other than the awarding of certain cash bonuses to our employees upon the receipt of patent grants.

COMPENSATION OF OUR CHIEF EXECUTIVE OFFICER

     In 1998, the Committee negotiated, and we entered into, a new employment agreement with David Margolese, our Chairman and Chief Executive Officer, effective commencing on January 1, 1999. (Mr. Margolese's prior employment agreement expired on December 31, 1998.) The specific terms of this agreement are set forth and described in detail herein in the 'Employment and Other Agreements' section.

     The Committee engaged independent compensation consultants to assist it in the process of determining appropriate compensation for Mr. Margolese. These consultants identified for the Committee peer companies within the telecommunications and technologies industries whose compensation arrangements with their respective CEO's served as comparative compensation standards against which the Committee measured the compensation package (comprised of annual base salary and stock options) ultimately agreed to with Mr. Margolese.

     Mr. Margolese's base salary structure under this new agreement includes annual increases of $50,000 per year, commencing with a base salary of $450,000 in 1999 and increasing $50,000 per year over the five year term of the agreement. This stepped program of annual base salary increases fell within the median parameter of the peer group data provided by the consultants. The stock option grants included within this compensation package (the grant of which is contingent upon the adoption by our stockholders of an amendment to the 1994 Plan or a new stock option or long-term incentive plan) reflect the upper end of the survey data for the peer companies. Nonetheless, after due consideration of this competitive data, Mr. Margolese's performance in achieving our goals and objectives to date, the level of his management responsibilities and the clear importance to our future success of retaining the services of our key employees, the Committee concluded that the stock options granted to Mr. Margolese under this agreement constitute an appropriate recognition of past performance and an important incentive for his continuing contributions toward the achievement of such success.

POLICY WITH RESPECT TO INTERNAL REVENUE CODE SECTION 162(m)

     Section 162(m) of the Internal Revenue Code of 1986 places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our four other highest paid executive officers, except that compensation constituting performance-based compensation, as defined by the Internal Revenue Code, is not subject to the $1 million limit. The Committee generally intends to grant awards under our stock option plans consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. In other respects, the Committee expects to take actions in the future that may be necessary to preserve the deductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of our compensation program. However, the Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Committee believes such action to be in our best interest. The Committee believes that the compensation terms of Mr. Margolese's employment agreement which would take effect upon his termination without 'Cause' or his resignation for 'Good Reason' will qualify as a tax-deductible expense under Section 162(m). The terms of such agreement which would take effect on a 'Change of Control' will result in compensation exceeding the deductibility limit.

SUMMARY

     The Committee believes that our compensation programs are well structured to encourage attainment of objectives and foster a stockholder perspective in management through the potential for employee stock ownership. The Committee believes, further, that the awards made in 1998 were competitive, appropriate and in our stockholders long-term interests.

                                          Compensation Committee

                                          LAWRENCE F. GILBERTI
                                          JOSEPH V. VITTORIA
                                          RALPH V. WHITWORTH

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative performance of our Common Stock with the Standard & Poor's Composite-500 Stock Index (the 'S&P 500') and the Nasdaq Telecommunications Index as of September 13, 1994 (the date on which our Common Stock began to trade on the Nasdaq SmallCap Market) and December 31, 1998 (the date nearest the end of our fiscal year for which index data is readily available). The graph assumes that $100 was invested on September 13, 1994 in each of our Common Stock, the S&P 500 and the Nasdaq Telecommunications Index and that all dividends were reinvested.


                             [PERFORMANCE GRAPH]


                           TOTAL SHAREHOLDER RETURNS

                                                                                        NASDAQ
                DATE                     CD RADIO (1)      S&P 500 INDEX       TELECOMMUNICATIONS INDEX
------------------------------------  ------------------   -------------    ------------------------------
September 13, 1994..................       $100.00            $100.00                  $100.00
December 31, 1998...................       $830.30            $265.66                  $300.63

------------
(1) In accordance with the rules of the Securities and Exchange Commission (the 'Commission'), the share price of our Common Stock on September 13, 1994 used for the performance graph was $4.63, the closing price on the first day of trading of our Common Stock on the Nasdaq SmallCap Market. Our Common Stock began trading on the Nasdaq National Market on October 24, 1997. The Nasdaq Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ stocks in the telecommunications sector, including satellite technology.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below shows, as of March 31, 1999, each person we know to be a beneficial owner of more than 5% of our Common Stock. In general, 'beneficial ownership' includes those shares a person has the power to vote or transfer, and options to acquire our Common Stock that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                            NAMES AND ADDRESS OF                                NUMBER OF SHARES
                              BENEFICIAL OWNER                                 BENEFICIALLY OWNED    PERCENT OF CLASS
----------------------------------------------------------------------------   ------------------    ----------------
David Margolese (1) ........................................................        5,975,293              17.6
  1221 Avenue of the Americas
  New York, New York 10020

Prime 66 Partners, L.P. (2) ................................................        5,061,700              14.9
  201 Main Street, Suite 3200
  Forth Worth, Texas 76102

Apollo Investment Fund IV, L.P. (3) ........................................        4,500,000              13.3
  Apollo Overseas Partners IV, L.P.
  Two Manhattanville Road
  Purchase, New York 10577

Everest Capital Master Fund, L.P. (4)(5) ...................................        4,256,299              12.5
  Everest Capital Limited
  c/o Morgan Stanley & Co. Incorporated
  One Pierpont Plaza
  10th Floor
  Brooklyn, New York 11201

Darlene Friedland (6) ......................................................        2,834,500               8.4
  1210 Wolseley Road
  Point Piper 2027
  Sydney, Australia

Loral Space & Communications Ltd. (7) ......................................        1,905,488               5.6
  600 Third Avenue
  New York, New York 10016

------------
(1) Includes 1,540,000 shares issuable pursuant to stock options that are exercisable within 60 days and 793 vested shares acquired under the CD Radio 401(k) Savings Plan (the '401(k) Plan') as of March 31, 1999. Pursuant to a voting trust agreement ('Voting Trust Agreement') entered into by Darlene Friedland, as grantor, David Margolese, as trustee, and the Company, until November 20, 2002, Mr. Margolese has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,834,500 shares at March 31, 1999). See 'Voting Trust Agreement.'

(2) This information is based upon the Schedule 13D dated November 12, 1998 filed by Prime 66 Partners, L.P. with the Commission.

(3) Represents 1,350,000 shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock which entitles the holder to vote as if the shares had been converted to Common Stock. Each share of 9.2% Series A Junior Cumulative Convertible Preferred Stock is entitled to three and one-third votes per share. This information is based upon the Schedule 13D dated December 23, 1998 filed by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. with the Commission.

(4) Represents 57,711 shares of Common Stock and shares of Common Stock issuable upon conversion of 442,545 shares of 10 1/2% Series C Convertible Preferred Stock. This information is based upon the Schedule 13D dated December 15, 1998 filed by Everest Capital Limited with the Commission.

(5) Includes shares of Common Stock issuable pursuant to warrants purchase 1,740,000 shares of Common Stock at a purchase price of $50 per share. These warrants are exercisable from June 15, 1998 through and including June 15, 2005.

(6) Pursuant to the Voting Trust Agreement, until November 20, 2002, David Margolese has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,834,500 shares at March 31, 1999).

(7) This information is based upon the Schedule 13D dated August 14, 1997 filed by Loral Space & Communications Ltd. with the Commission.

     The following table shows the amount of our Common Stock held by each director, our Chief Executive Officer and the five other most highly compensated officers on March 31, 1999. It also shows stock held by all of our directors and executive officers as a group on March 31, 1999.

                                                                                                              SHARES
                                                                                                            ACQUIRABLE
                        NAMES AND ADDRESS OF                             NUMBER OF SHARES       PERCENT     WITHIN 60
                          BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)    OF CLASS       DAYS
--------------------------------------------------------------------   ---------------------    --------    ----------

David Margolese (2).................................................         5,975,293            17.6%      1,540,000
Robert D. Briskman..................................................           193,190               *         192,500
Lawrence F. Gilberti................................................            50,000               *          50,000
Joseph V. Vittoria..................................................            26,667               *          26,667
Ralph V. Whitworth..................................................            67,800               *          67,800
Ira H. Bahr.........................................................             2,321               *               0
Joseph S. Capobianco................................................            42,791               *          42,500
Patrick L. Donnelly.................................................            35,130               *          35,000
Andrew J. Greenebaum................................................            59,661               *          59,000
All Directors and Executive Officers as a Group (9 persons)(3)......         6,452,853            19.0%      2,013,467

------------------------
* Less than 1% of our outstanding shares of Common Stock.

(1) These amounts include shares which the individuals named have a right to acquire within the next 60 days, as shown in the last column, through the exercise of stock options and shares they hold. Also included in the table are the amount of vested shares acquired under the 401(k) Plan as of March 31, 1999 for the accounts of: Mr. Margolese -- 793 shares; Mr.
    Briskman -- 690 shares; Mr. Bahr -- 321 shares; Mr. Capobianco -- 291 shares; Mr. Donnelly -- 130 shares; and Mr. Greenebaum -- 661 shares.

(2) Pursuant to the Voting Trust Agreement, until November 20, 2002, David Margolese, as trustee, has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,834,500 shares at March 31, 1999).

(3) Does not include 1,429,333 shares issuable pursuant to stock options that are not exercisable within 60 days.

VOTING TRUST AGREEMENT

     We are a party to a voting trust agreement dated August 26, 1997 by and among Darlene Friedland, as grantor, and David Margolese, as the voting trustee, and us. The following summary description of the Voting Trust Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text thereof.

     The Voting Trust Agreement provides for the establishment of a trust (the 'Trust') into which (i) there have been deposited all of the shares of Common Stock owned by Mrs. Friedland on August 26, 1997 and (ii) there shall be deposited any shares of Common Stock acquired by Mrs. Friedland, her spouse Robert Friedland, any member of either of their immediate families or any entity directly or indirectly controlled by Mrs. Friedland, her spouse or any member of their immediate families (the 'Friedland Affiliates') between the date shares are initially deposited and the termination of the Trust. The Voting Trust will terminate on November 20, 2002.

     The Voting Trust Agreement does not restrict the ability of Mrs. Friedland or any of the Friedland Affiliates to sell, assign, transfer or pledge any of the shares deposited into the Trust, nor does it prohibit Mrs. Friedland or the Friedland Affiliates from purchasing additional shares of our Common Stock, provided those shares become subject to the Trust.

     Under the Voting Trust Agreement, the trustee has the power to vote shares held in the Trust in relation to any matter upon which the holders of such stock would have a right to vote, including without limitation the election of directors. For so long as David Margolese remains trustee of the Trust, he may exercise such voting rights in his discretion. Any successor trustee or trustees of the Trust must vote as follows:

      on the election of directors, the trustee(s) must vote the entire number of shares held by the Trust, with the number of shares voted for each director (or nominee for director) determined by multiplying the total number of votes held by the Trust by a fraction, the numerator of which is the number of votes cast for such person by other stockholders of the Company and the denominator of which is the sum of the total number of votes represented by all shares casting any votes in the election of directors;

      if the matter under Delaware law or our Certificate of Incorporation or our Bylaws requires at least an absolute majority of all outstanding shares of Common Stock in order to be approved, the trustee(s) must vote all of the shares in the Trust in the same manner as the majority of all votes that are cast for or against the matter by all other stockholders of the Company; and

      on all other matters, including, without limitation, any amendment of the Voting Trust Agreement for which a stockholder vote is required, the trustee(s) must vote all of the shares in the Trust for or against the matter in the same manner as all votes that are cast for or against the matter by all other stockholders of the Company.

     The Voting Trust Agreement may not be amended without our prior written consent, acting by unanimous vote of the Board of Directors, and approval of our stockholders, acting by the affirmative vote of two-thirds of the total voting power of the Company, except in certain limited circumstances where amendments to the Voting Trust Agreement are required to comply with applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Gilberti, a director, is of counsel to the law firm of Reed Smith Shaw & McClay LLP and has provided legal services to us since 1992.

     Pursuant to an agreement dated October 21, 1992 (the 'Batchelder Agreement'), we retained the services of Batchelder & Partners, Inc. ('Batchelder') to provide certain financial consulting services. The Batchelder Agreement was terminated on November 30, 1997 and Batchelder agreed to accept a payment of $500,000 from us in full satisfaction of our remaining obligations under the Batchelder Agreement; however, the parties agreed that the termination would not affect our obligations with respect to certain transactions entered into within 24 months of the termination date. In January 1997, Mr. Whitworth became a partner in Batchelder. In the fiscal year ended December 31, 1998, Mr. Whitworth, as a partner in Batchelder, received $205,149 from the total fees received by Batchelder from us. On December 29, 1997, Mr. Whitworth received, pursuant to options given Batchelder, an option to purchase 17,800 shares of our Common Stock at an exercise price of $6.25. The option is exercisable for a period of 10 years from the date of grant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 1999.

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