Form 10-Q
period 1999-03-31
CD RADIO INC
filed 1999-05-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999

Commission file number   0-24710

                                      CD RADIO INC.
                 (Exact name of registrant as specified in its charter)

            DELAWARE                                           52-1700207
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

             1221 AVENUE OF THE AMERICAS, 36TH FLOOR, NEW YORK, N.Y.
                                      10020

                    (Address of principal executive offices)
                                   (Zip code)

                                  212-584-5100

              (Registrant's telephone number, including area code)

             1180 AVENUE OF THE AMERICAS, 14TH FLOOR, NEW YORK, N.Y.
                                      10036

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

COMMON STOCK, $.001 PAR VALUE                         23,241,151 SHARES
         (Class)                               (Outstanding as of May 7, 1999)

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)




                                      INDEX


Part I - Financial Information

                                                                            Page
                                                                            ----
      Consolidated Statements of Operations (unaudited) for the three        1
        month periods ended March 31, 1999 and 1998 and for the
        period May 17, 1990 (date of inception) to March 31, 1999

      Consolidated Balance Sheets (unaudited) as of March 31, 1999           2
        and December 31, 1998

      Consolidated Statements of Cash Flows (unaudited) for the three        3
        month periods ended March 31, 1999 and 1998 and for the
        period May 17, 1990 (date of inception) to March 31, 1999

      Notes to Consolidated Financial Statements (unaudited)                 4

      Management's Discussion and Analysis of Financial Condition and        5
        Results of Operations

Part II - Other Information                                                 12

Signatures

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Cumulative
                                                                            for
                                                                        the period
                                                                       May 17, 1990
                                         For the Three Months Ended      (date of
                                                  March 31,             inception)
                                         ---------------------------
                                             1999           1998      to Mar. 31, 1999
                                         -------------  -------------  --------------

         Revenue                         $       -     $       -      $       -

Operating expenses:
     Engineering design and                (6,911,000)      (379,000)    (13,326,000)
       development
     General and administrative            (4,964,000)    (1,954,000)    (35,509,000)
     Special charges                             -              -        (27,682,000)
                                         -------------  -------------  --------------
          Total operating expenses        (11,875,000)    (2,333,000)    (76,517,000)
                                         -------------  -------------  --------------

Other income (expense):
     Interest and investment income         2,864,000      2,318,000      14,516,000
     Interest expense, net                 (1,433,000)    (5,823,000)    (17,817,000)
                                         -------------  -------------  --------------
                                            1,431,000     (3,505,000)     (3,301,000)
                                         -------------  -------------  --------------
Income (loss) before income taxes         (10,444,000)    (5,838,000)    (79,818,000)

Income taxes:
   Federal                                                                (1,982,000)
                                               --             --
   State                                                                    (313,000)
                                               --             --
                                         -------------  -------------  --------------
Net loss                                  (10,444,000)    (5,838,000)    (82,113,000)
                                          ------------  -------------  --------------

Preferred stock dividend                   (7,330,000)    (4,781,000)    (29,048,000)
Preferred stock deemed dividend            (2,256,000)          -        (65,906,000)

Accretion of dividends in
     connection with the
     issuance of warrants on
     preferred stock                          (74,000)    (4,275,000)     (6,575,000)
                                     ------------------ -------------  --------------
Net loss applicable to common
     stockholders                        $(20,104,000)  $(14,894,000)  $(183,642,000)
                                     ================== =============  ==============

Net loss per share applicable to
     common stockholders (basic and
     diluted                              $     (0.87)  $      (0.93)
                                        ==============  =============
Weighted average common shares
     outstanding (basic and diluted)       23,220,000     16,049,000
                                        ==============  =============



 The accompanying notes are an integral part of these consolidated financial statements.

                             CD RADIO INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE ENTERPRISE)
                              CONSOLIDATED BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1999               1998
                                                                ----------------  -----------------
                                        ASSETS                    (unaudited)
Current assets:
     Cash and cash equivalents                                     $162,057,000       $204,753,000
     Marketable securities, at market                                46,170,000         60,870,000
     Prepaid expense and other                                          732,000            166,000
                                                                ----------------  -----------------
       Total current assets                                         208,959,000        265,789,000
                                                                ----------------  -----------------
Property and equipment, at cost:
     Satellite construction in process                              228,943,000        188,849,000
     Launch construction in process                                 107,617,000         87,492,000
     Broadcast studio equipment                                       5,999,000             87,000
     Leasehold improvements                                          10,164,000          5,081,000
     Terrestrial repeater network in process                          3,755,000          1,990,000
     Other                                                            4,815,000            156,000
                                                                ----------------  -----------------
                                                                    361,293,000        283,655,000
     Less accumulated depreciation                                      (38,000)           (21,000)
                                                                ----------------  -----------------
                                                                    361,255,000        283,634,000
                                                                ----------------  -----------------
Other assets:
    FCC license                                                      83,368,000         83,368,000
    Debt issue cost, net                                              8,634,000          9,313,000
    Other                                                               630,000          1,776,000
                                                                ----------------  -----------------
        Total other assets                                           92,632,000         94,457,000
                                                                ----------------  -----------------
        Total assets                                               $662,846,000       $643,880,000
                                                                ================  =================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                         $  6,127,000        $ 5,481,000
     Satellite construction payable                                  18,529,000          8,479,000
     Short-term notes payable                                        79,814,000         70,863,000
                                                                ----------------  -----------------
       Total current liabilities                                    104,470,000         84,823,000
Long-term notes payable and accrued interest                        161,707,000        153,033,000
Deferred satellite payments and accrued interest                     32,132,000         31,324,000
Deferred income taxes                                                 2,237,000          2,237,000
                                                                ----------------  -----------------
       Total liabilities                                            300,546,000        271,417,000
                                                                ================  =================
Commitments and contingencies

10 1/2% Series C Convertible Preferred Stock, no par value:
   2,025,000 shares authorized, 1,467,416 shares issued and
   outstanding at March 31, 1999 and December 31, 1998
   (liquidation preference of $146,741,600), at
   net carrying value including accrued dividends                   161,169,000        156,755,000

9.2% Series A Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 4,300,000 shares authorized, 1,350,000 shares issued and outstanding at March 31, 1999 and December 31, 1998
   (liquidation preference of $135,000,000), at net carrying value
   including accrued dividends                                      140,788,000        137,755,000

9.2% Series B Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 2,100,000 shares authorized, no shares issued or
   outstanding                                                              -               -

Stockholders' equity:
   Preferred stock, $.001 par value; 50,000,000 shares
      authorized 8,000,000 shares designated as 5% Delayed Convertible
      Preferred Stock; none issued or outstanding
                                                                            -               -
   Common stock, $.001 par value; 200,000,000 shares
      authorized, and 23,228,537 and 23,208,949 shares issued and outstanding at March 31, 1999 and December 31, 1998,
      respectively                                                       23,000             23,000
   Additional paid-in capital                                       142,433,000        149,599,000
   Deficit accumulated during the development stage                 (82,113,000)       (71,669,000)
                                                                ----------------  -----------------
       Total stockholders' equity                                    60,343,000         77,953,000
                                                                ----------------  -----------------

       Total liabilities and stockholders' equity                  $662,846,000      $ 643,880,000
                                                                ================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Cumulative for
                                                                                               the period
                                                                                              May 17, 1990
                                                             For the Three Months Ended         (date of
                                                                      March 31,                inception)
                                                            ------------------------------
                                                                1999            1998        to Mar. 31, 1999
                                                            -------------  ---------------  ------------------
Cash flows from development stage activities:
     Net loss                                               $(10,444,000)     $(5,838,000)       $(82,113,000)
     Adjustments to reconcile net loss to net cash
       provided by (used in) development stage activities:
         Depreciation and amortization                            17,000          229,000           1,747,000
         Unrealized (gain) loss on marketable securities        (146,000)      (1,288,000)           (379,000)
         (Gain) loss on disposal of assets                          -              -                  105,000
         Special charges                                            -              -               25,557,000
         Accretion of notes payable charged as interest
           expense                                             1,402,000        5,603,000          29,268,000
         Sales (purchases) of marketable securities, net      14,846,000       14,655,000         (45,791,000)
         Compensation expense in connection with
           issuance of stock options                                -              -                2,284,000
         Common stock issued for services rendered               152,000           -                1,204,000
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
           Prepaid expense and other                            (566,000)         113,000            (732,000)
           Due to related party                                     -              -                  351,000
           Other assets                                        1,130,000           -               (2,896,000)
           Accounts payable and accrued expenses                 645,000         (234,000)          6,197,000
           Deferred taxes                                           -              -                2,237,000
                                                            -------------  ---------------  ------------------
           Net cash provided by (used in) development
              stage activities                                 7,036,000       13,240,000         (62,961,000)
                                                            -------------  ---------------  ------------------
Cash flows from investing activities:
      Purchase of FCC license                                       -              -              (83,368,000)
      Payments for satellite construction                    (22,742,000)      (6,618,000)       (171,688,000)
      Payments for launch services                           (18,651,000)      (2,827,000)       (128,506,000)
      Other capital expenditures                             (17,419,000)         (15,000)        (25,119,000)
      Acquisition of Sky-Highway Radio Corp.                        -              -               (2,000,000)
                                                            -------------  ---------------  ------------------
            Net cash used in investing activities            (58,812,000)      (9,460,000)       (410,681,000)
                                                            -------------  ---------------  ------------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                   8,951,000           -               79,814,000
     Proceeds from issuance of common stock, net                    -              -              183,443,000
     Proceeds from issuance of preferred stock, net                 -              -              250,068,000
     Proceeds from exercise of stock options and warrants        129,000           -                5,069,000
     Proceeds from issuance of promissory note
         and units                                                  -              -              116,535,000
     Proceeds from issuance of promissory notes to
         related parties                                            -              -                2,965,000
     Repayment of promissory notes                                  -              -               (2,635,000)
     Loan from officer                                              -              -                  440,000
                                                            -------------  ---------------  ------------------
            Net cash provided by financing activities          9,080,000           -              635,699,000
                                                            -------------  ---------------  ------------------
Net increase (decrease) in cash and cash equivalents         (42,696,000)       3,780,000         162,057,000
Cash and cash equivalents at the beginning of period         204,753,000          900,000           -
                                                            -------------  ---------------  ------------------
Cash and cash equivalents at the end of period              $162,057,000     $  4,680,000        $162,057,000
                                                            =============  ===============  ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

GENERAL

        The accompanying consolidated financial statements do not include all of the information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly state our consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC").

NET LOSS PER SHARE

        Net loss per common share is based on the weighted average number of common shares outstanding during such periods. Options and warrants granted by us have not been included in the calculation of net loss per share because such items were antidilutive.

        The following is a reconciliation of net loss per common share before preferred stock dividend requirements to net loss per share applicable to common stockholders:

                                                  For the Three Months
                                                    Ended March 31,
                                              -----------------------------
                                                  1999           1998
                                              -------------  --------------
Per common shares (basic and diluted):
Net loss                                       $(0.45)         $(0.36)
Preferred stock dividend requirements           (0.41)          (0.30)
Accretion of dividends in connection with
  the issuance of warrants on preferred stock   (0.01)          (0.27)
                                              -------------  --------------
Net loss applicable to common stockholders     $(0.87)         $(0.93)
                                              =============  ===============


MARKETABLE SECURITIES

        Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $379,000 and $233,000 at March 31, 1999 and December 31, 1998, respectively.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $26,370,000 and $16,243,000 at March 31, 1999 and December 31, 1998, respectively.

SHORT-TERM NOTES PAYABLE

        We entered into a credit agreement with Bank of America and other lenders in July 1998 under which Bank of America and other lenders agreed to provide us a term loan facility of up to $115 million maturing on the earlier of February 29, 2000 and ten days prior to the launch of our second satellite. The proceeds of the facility will be used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. The amounts advanced under the facility bear interest at a variable rate that we select.

DEFERRED SATELLITE PAYMENTS

        Under an amended and restated agreement (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("SS/L"), SS/L has agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred bear interest at 10% per year and are due in quarterly installments beginning in June 2002. We have the right to prepay any deferred payments together with accrued interest, without penalty.

ENGINEERING DESIGN AND DEVELOPMENT COSTS

        We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets"), which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with Delco Electronics Corporation and Recoton Corporation to design and develop equipment that will be used to receive our broadcasts, whereby we have agreed to pay certain development costs. We record expenses under these contracts as the work is performed. Total expenses related to these contracts was $6,050,000 in the quarter ended March 31, 1999.

RECLASSIFICATIONS

        Certain amounts in the prior period's financial statements have been reclassified to conform with the current period presentation.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 1998. Among the key factors that have a direct bearing on our future results of operations are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; dependence on Space Systems/Loral, Inc. and Lucent Technologies, Inc.; risk of launch failure; unproven market for our proposed service; unproven applications of existing technology; and our need for substantial additional financing.

OVERVIEW

        CD Radio was organized in May 1990 and is in its development stage. Our principal activities to date have included technology development, obtaining regulatory approval for the CD Radio service, commencement of construction of four satellites, acquisition of content for our programming, strategic planning, market research, recruitment of our management team and securing financing for working capital and capital expenditures. We do not expect to generate any revenues from operations until the first quarter of 2001, at the earliest, and we expect that positive cashflow from operations will not be generated until the third quarter of 2001, at the earliest. In addition, we require additional capital to complete development and commence commercial operations of CD Radio. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

        Upon commencing commercial operations, we expect our primary source of revenues to be monthly subscription fees. We currently anticipate that our subscription fee will be approximately $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, we expect to derive additional revenues from directly selling or bartering advertising on our non-music channels. We do not intend to manufacture the consumer electronic devices necessary to receive CD Radio and thus will not receive any revenues from their sale. Although we hold patents covering some of the technology which may be used in these consumer electronic devices, we expect to license our technology to manufacturers at no charge.

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


RESULTS OF OPERATIONS

        We recorded net losses of $10,444,000 and $5,838,000 for the three months ended March 31, 1999 and 1998, respectively. Our total operating expenses were $11,875,000 and $2,333,000 for the three months ended March 31, 1999 and 1998, respectively.

        Engineering design and development costs were $6,911,000 and $379,000 for the three months ended March 31, 1999 and 1998, respectively. Engineering costs increased in the 1999 quarter primarily due to payments to Lucent in connection with the chip set development effort and payments to consumer electronic manufacturers in connection with receiver development efforts.

        General and administrative expenses increased for the three months ended March 31, 1999 to $4,964,000 from $1,954,000 for the three months ended March 31, 1998. General and administrative expenses increased due to the occupancy of our new offices and broadcast studios and the growth of our management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of general and administrative expenses in the 1999 quarter were salaries and employment related costs (28%), rent and occupancy costs (30%) and legal and regulatory fees (15%), while in the 1998 quarter the major components were salaries and employment related costs (27%), rent and occupancy costs (5%), and legal and regulatory fees (14%). The remaining portion of general and administrative expenses (27% in the 1999 quarter and 54% in the 1998 quarter) consists of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total.

        The increase of interest and investment income to $2,864,000 for the three months ended March 31, 1999, from $2,318,000 in the three months ended March 31, 1998, was the result of a higher average balances of cash and marketable securities during the first quarter of 1999. The additional cash and marketable securities were obtained from the stock sales during the fourth quarter of 1998.

        Interest expense, net of capitalized interest, was $1,433,000 in the 1999 quarter compared with $5,823,000 in the 1998 quarter and capitalized interest was $10,127,000 and $277,000, respectively. Gross interest expense was $11,560,000 in the 1999 quarter and $6,100,000 in the 1998 quarter. This increase was primarily due to interest expense on the short-term notes payable and the deferred satellite payments, neither of which were outstanding in the 1998 quarter.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, we had a total of cash, cash equivalents and marketable securities of $208,227,000 and working capital of $104,489,000 compared with cash, cash equivalents and marketable securities of $265,623,000 and working capital of $180,966,000 at December 31, 1998. The decrease in these balances was primarily the result of payments for satellite construction, launch vehicles and services, payments under our agreement with Lucent and other engineering agreements and other operating expenses exceeding interest and investment income during the period.

FUNDING REQUIREMENTS

        We require near-term funding to continue building the CD Radio system. We believe we can fund our planned operations and the construction of our satellite system into the first quarter of 2000 from our existing working capital. We estimate that we will require approximately $1,138 million to develop and commence commercial operations by the end of the fourth quarter of 2000. Of this amount, we have raised, have access to or have identified sources for approximately $890 million, leaving anticipated additional cash needs of approximately $248 million to fund our operations through the end of the fourth quarter of 2000. We anticipate additional cash requirements of approximately $100 million to fund our operations through the first full year of commercial operations. We expect to finance the remainder of our funding requirements through the future issuance of debt or equity securities, or a combination of debt and equity securities.

        To build and launch the satellites necessary for the operations of CD Radio, we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites, in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to become our launch service provider. We are committed to make aggregate payments of approximately $718 million under the Loral Satellite Contract. We also intend to enter into an amendment to the Loral Satellite Contract pursuant to which we will purchase $15 million of long-lead time parts for a fifth satellite. As of March 31, 1999, $261 million of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of these payments are contingent upon Loral meeting specified milestones in the construction of our satellites.

        If there is a satellite launch failure, we will be required to pay Loral the deferred amount for the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount for that satellite will become due within 60 days of this election.

        We will also require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of CD Radio. We expect our interest expense will increase significantly when compared to our 1998 interest expense as we complete our planned financings.

        We cannot be sure that we will be able to obtain additional financing on favorable terms, or at all, or that we will be able to do so in a timely fashion. The agreements and instruments governing our existing indebtedness contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting our ability to incur additional indebtedness. If additional financing were not available on a timely basis, we would be required to delay satellite and/or launch vehicle construction to conserve cash and to fund continued operations, which would cause delays in the commencement of operations and increase costs.

        The amount and timing of our actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of our satellite system and the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required if there are delays, cost overruns, unanticipated expenses, launch failures, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow.

SOURCES OF FUNDING

        To date, we have funded our capital needs through the issuance of debt and equity. As of March 31, 1999, we had received a total of $441 million in equity capital, $192 million of our equity capital was received in 1997 as a result of the issuance of 5,400,000 shares of 5% Delayed Preferred Stock, resulting in net proceeds of $121 million, and 4,955,488 shares of Common Stock, resulting in net proceeds of $71 million. A total of 1,905,488 shares of our Common Stock, were sold to Loral Space & Communications, Ltd. in August 1997 and 3,050,000 shares of Common Stock were sold to the public in November 1997. In November 1997, we exchanged 1,846,799 shares of our newly issued 10 1/2% Series C Preferred Stock for all of the outstanding shares of 5% Delayed Preferred Stock. On November 2, 1998, we sold an additional 5,000,000 shares of Common Stock to Prime 66 Partners, L.P. resulting in net proceeds of $98 million and on December 23, 1998, we sold 1,350,000 shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (the "Apollo Investors"), resulting in net proceeds of $129 million, and the Apollo Investors granted us an option to sell them an additional 650,000 shares of 9.2% Series B Junior Cumulative Convertible Preferred Stock for an estimated net proceeds of $63 million. As long as there has been no material adverse change to our business, management or financial condition, and subject to satisfying customary conditions, we may exercise our option to require Apollo Investors to purchase the 9.2% Series B Junior Cumulative Convertible Preferred Stock at any time before September 30, 1999.

        In November 1997, we received net proceeds of $116 million from the issuance of 12,910 Units, each Unit consisting of $20,000 aggregate principal amount at maturity of 15% Senior Discount Notes due 2007 (the "Senior Discount Notes") and a warrant to purchase additional Senior Discount Notes with an aggregate principal amount at maturity of $3,000. All warrants were exercised in 1997. The aggregate value at maturity of the Senior Discount Notes is $297 million. The Senior Discount Notes mature on November 15, 2007 and the first cash interest payment is due in June 2003. The indenture governing the Senior Discount Notes contains some limitations on our ability to incur additional indebtedness. The Senior Discount Notes are secured by a pledge of the stock of Satellite CD Radio, Inc., the subsidiary that holds our FCC license.

        On July 28, 1998, we entered into a credit agreement with a group of financial institutions, including Bank of America as agent and a lender, under which the lenders agreed to provide us a term loan facility in an aggregate principal amount of up to $115 million. The proceeds of the loans under this credit agreement are being used to fund a portion of the progress payments required to be made by us under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to this credit facility. The loans under this credit agreement are due on the earlier of February 29, 2000 and ten days prior to the launch of our second satellite. As of March 31, 1999, we had borrowed $79.8 million under this credit facility; substantially all of which was used to make progress payments under the Loral Satellite Contract.

        In connection with our existing credit facility, Loral agreed with Bank of America that at maturity of the loans (including maturity as a result of an acceleration), upon the occurrence of our bankruptcy or upon the occurrence of an event of default by Loral under its agreement with Bank of America, Loral will repurchase from the lenders the loans at a price equal to the principal amount of the loans plus accrued and unpaid interest. In exchange for providing this credit support, Loral receives a fee from us equal to 1.25% per annum of the outstanding amount of the loans from time to time.

        We have also entered into an agreement with Bank of America under which Bank of America has agreed to attempt to arrange a syndicate of lenders to provide us with a second term loan facility in the aggregate principal amount of $225 million. It is anticipated that a portion of the proceeds of these loans would be used to repay amounts outstanding under our existing credit agreement and for other general corporate purposes. Bank of America has not committed to provide these loans. The closing of this facility is expected to be conditioned on the satisfaction of specific significant conditions and there is no assurance that such loans will be arranged or the terms of these loans will be acceptable to us. If we are unable to close this facility, we will seek to repay our existing loans from the proceeds of the sale of debt securities, equity securities, or a combination of debt and equity securities.

        Our 9.2% Series A Junior Cumulative Convertible Preferred Stock and our 9.2% Series B Junior Cumulative Convertible Preferred Stock (collectively, the "Junior Preferred Stock") are convertible into shares of Common Stock at a price of $30 per share. The Junior Preferred Stock is callable by us beginning November 15, 2001 if the current market price, as defined in the Certificate of Designation of the Junior Preferred Stock, of our Common Stock exceeds $60 per share for a period of 20 consecutive trading days, and in all events will be callable beginning November 15, 2003 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on the Junior Preferred Stock are payable in-kind or in cash annually, at our option. Holders of the Junior Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our Common Stock have the right to vote.

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

OTHER MATTERS- THE YEAR 2000 ISSUE

        The Year 2000 Issue will test the capability of business processes to function correctly. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define a year, which could result in miscalculations or system failures resulting from recognition of a date occurring after December 31, 1999 as falling in the year 1900 (or another year in the 1900s) rather than the year 2000 or thereafter. We have undertaken an effort to identify and mitigate The Year 2000 Issue in our information systems, products, suppliers and facilities. Our approach to the Year 2000 Issue can be separated into four phases: (1) define/measure-identify and inventory possible sources of Year 2000 Issues; (2) analyze-determine the nature and extent of Year 2000 Issues and develop project plans to address those issues; (3) improve-execute project plans and perform a majority of the testing; and (4) control-complete testing, continue monitoring readiness and complete necessary contingency plans. The first three phases of the program have been completed for a substantial majority of our mission-critical activities. Management plans to have nearly all significant information system and facilities through the control phase of the program by mid-1999.

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

        The total Year 2000 Issue remediation expenditures are expected to be approximately $100,000 of which 25% was spent by March 31, 1999. Substantially all of the remainder is expected to be spent in 1999. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                     PART II

                                OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits:

                  See Exhibit Index attached hereto.

              (b) Reports on Form 8-K:

                   On February 4, 1999, we filed a Current Report on Form 8-K to report that (a) Space Systems/Loral, Inc. has informed us that our three satellites have been scheduled for launch in January, March and May 2000 and scheduled to be in orbit and checked out by June 2000 and (b) on February 2, 1999, we entered into an Amended and Restated Agreement with Lucent Technologies, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CD RADIO INC.


                                      By:   /s/ John T. McClain
                                         ------------------------------
                                                John T. McClain
                                          Vice President and Controller
                                           (Chief Accounting Officer)


May 14, 1999

                                  Exhibit Index

   EXHIBIT                               DESCRIPTION
   -------                               ------------
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

3.5.3     Certificate of Increase of 10 1/2% Series C Convertible Preferred
          Stock (incorporated by reference to Exhibit 3.5.3 to the Company's
          Form 10-Q for the period ended March 31, 1998).

3.6       Form of Certificate of Designations, Preferences and Relative,
          Participating, Optional and Other Special Rights of 9.2% Series
          A Junior Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on November 17, 1998).

3.7       Form of Certificate of Designations, Preferences and Relative,
          Participating, Optional and Other Special Rights of 9.2% Series
          B Junior Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on November 17, 1998).

4.1 Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).

4.2       Form of Certificate for Shares of 10 1/2% Series C Convertible
          Preferred Stock (incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement).

4.3.1     Rights Agreement, dated as of October 22, 1997, between the
          Company and Continental Stock Transfer & Trust Company, as
          Rights Agent (incorporated by reference to Exhibit 1 to the Form
          8-A).

4.3.2     Form of Right Certificate (incorporated by reference to Exhibit B to
          Exhibit 1 to the Form 8-A).

   EXHIBIT                               DESCRIPTION
   -------                               ------------
4.3.3     Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights
          Agent, dated as of October 13, 1998 (incorporated by reference to
          Exhibit 99.2 to the Company's Current Report on Form 8-K dated October
          8, 1998).

4.3.4 Amendment to Rights Agreement, dated as of December 22, 1997, between the Company and Continental Stock Transfer & Trust Company, as Rights
          Agent, dated as of November 13, 1998 (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated
          November 17, 1998).

4.3.5 Amendment and Restated of Amendment to Rights Agreement, dated as of December 22, 1997, between the Company and Continental Stock Transfer
          & Trust Company, as Rights Agent, dated as of December 22, 1998
          (incorporated by reference to Exhibit 6 to the Amendment No. 1 to the Form 8-A, filed with the Commission on January 6, 1999).

4.4       Indenture, dated as of November 26, 1997, between the Company and IBJ
          Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
          (File No. 333-34769) (the "Units Registration Statement")).

4.5       Form of Note (incorporated by reference to Exhibit 4.2 to the Units
          Registration Statement).

4.6 Pledge Agreement, dated as of November 26, 1997, between the Company, as Pledgor, and IBJ Schroder Bank & Trust Company, as Collateral Agent
          (incorporated by reference to Exhibit 4.5 to the Units Registration
          Statement).

4.7.1 Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.3 to the Units Registration Statement).

4.7.2     Form of Warrant (incorporated by reference to Exhibit 4.4 to the Units
          Registration Statement).

4.8 Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each Warrantholder thereof (incorporated by reference to Exhibit 4.12 to the 1997 Form 10-K).

4.9       Form of Common Stock Purchase Warrant granted by the Company to
          Everest Capital Master Fund, L.P. and to The Ravich Revocable
          Trust of 1989 (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

4.10.1    Form of Certificate for shares of 9.2% of Series A Junior Cumulative
          Convertible Preferred Stock (incorporated by reference to Exhibit
          4.10.1 to the 1998 Form 10-K).

4.10.2    Form of Certificate for shares of 9.2% of Series B Junior Cumulative
          Convertible Preferred Stock (incorporated by reference to Exhibit
          4.10.2 to the 1998 Form 10-K).

   EXHIBIT                               DESCRIPTION
   -------                               ------------
9.1       Voting Trust Agreement, dated as of August 26, 1997, by and among
          Darlene Friedland, as Grantor, David Margolese, as Trustee, and the
          Company (incorporated by reference to Exhibit (c) to the Company's
          Issuer Tender Offer Statement on Form 13E-4, filed with the Commission on October 16, 1997).

10.1      Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc.
          and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          1998).

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

'D'10.4.1 Amended and Restated Contract, dated as of June 30, 1998, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998).

10.5.1 Assignment of Technology Agreement, dated April 15, 1993, between Robert D. Briskman and the Company (incorporated by reference to Exhibit 10.10 to the S-1 Registration Statement).

*10.5.2 Stock Option Agreement, dated as of October 15, 1997, between the Company and Robert D. Briskman (incorporated by reference to Exhibit 10.6.2 to the 1997 Form 10-K).

*10.5.3   Amended and Restated Option Agreement between the Company and
          Robert D. Briskman (incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement).

*10.6     Employment Agreement, dated as of January 1, 1999, between the
          Company and David Margolese (incorporated by reference to Exhibit 10.6 to the 1998 Form 10-K).

*10.7.1   Employment and Non-Competition Agreement between the Company and
          Robert D. Briskman (incorporated by reference to Exhibit 10.19.1 to the S-1 Registration Statement).

*10.7.2   First Amendment to Employment Agreement between the Company and
          Robert D. Briskman (incorporated by reference to Exhibit 10.19.2 to the S-1 Registration Statement).

   EXHIBIT                               DESCRIPTION
   -------                               ------------

*10.7.3   Second Amendment to Employment Agreement between the Company and
          Robert D. Briskman (incorporated by reference to Exhibit 10.12.3 to the 1996 Form 10-K).

*10.8     Employment and Non-Competition Agreement, dated as of July 10,
          1997, between the Company and Andrew J. Greenebaum (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

*10.9     Employment and Non-Competition Agreement, dated as of April 16,
          1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.10.1  Employment and Non-Competition Agreement, dated as of April 28,
          1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.10.2  Separation Agreement, dated as of July 6, 1998, between the
          Company and Keno V. Thomas (incorporated by reference to Exhibit
          10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

*10.11    Employment and Non-Competition Agreement, dated as of May 18,
          1998, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.12     Registration Agreement, dated January 2, 1994, between the Company and
          M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to
          Exhibit 10.20 to the S-1 Registration Statement).

*10.13 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.14    Amended and Restated 1994 Directors' Nonqualified Stock Option Plan
          (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.15.1 Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit
          10.24 to the S-1 Registration Statement).

10.15.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.16     Settlement Agreement, dated as of April 1, 1994, among the Company,
          M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc. (incorporated by reference to Exhibit 10.27 to the S-1 Registration Statement).

10.17.1 Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).


   EXHIBIT                               DESCRIPTION
   -------                               ------------
10.17.2   First Amendment to Preferred Stock Investment Agreement dated
          March 7, 1997 between the Company and certain investors
          (incorporated by reference to Exhibit 10.24.1 to the 1996 Form
          10-K).

10.17.3   Second Amendment to Preferred Stock Investment Agreement dated
          March 14, 1997 between the Company and certain investors
          (incorporated by reference to Exhibit 10.24.2 to the 1996 Form
          10-K).

10.18     Stock Purchase Agreement, dated as of August 5, 1997, between the
          Company, David Margolese and Loral Space & Communications Ltd.
          (incorporated by reference to Exhibit 99.1 to the Company's Current
          Report on Form 8-K filed on August 19, 1997).

10.19 Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the Company and Arianespace S.A.;
          Arianespace Customer Loan Agreements dated July 22, 1997 for Launches
          #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22, 1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A.
          (incorporated by reference to Exhibit 10.21 to the Company's Quarterly
          Report on Form 10-Q for the period ended June 30, 1998).

10.20 Credit Agreement, dated as of June 30, 1998, among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative
          Agent (incorporated by reference to Exhibit 10.22 to the Company's
          Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.21 Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National Trust and Savings Association, as
          Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June
          30, 1998).

10.22     Summary Term Sheet/Commitment, dated June 15, 1997, among the
          Company and Everest Capital International, Ltd., Everest Capital
          Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 8, 1997).

10.23.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
          10.26.1 to the 1997 Form 10-K).

10.23.2 Engagement Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
          10.26.2 to the 1997 Form 10-K).

10.24     Engagement Letter Agreement, dated October 8, 1997, between the
          Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated
          (incorporated by reference to Exhibit 10.27 to the 1997 Form 10-K).

'D'10.25 Radio License Agreement, dated January 21, 1998 between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).


   EXHIBIT                               DESCRIPTION
   -------                               ------------

'D'10.26  Amended and Restated Agreement, dated as of February 1, 1999, between
          Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 4, 1999).

*10.27    CD Radio Inc. 401(k) Savings Plan (incorporated by reference to
          Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File
          No. 333-65473)).

10.28     Stock Purchase Agreement, dated as of October 8, 1998, between the
          Company and Prime 66 Partners, L.P. (incorporated by reference to
          Exhibit 99.1 to the Company's Current Report on Form 8-K dated October
          8, 1998).

10.29 Stock Purchase Agreement, dated as of November 13, 1998, by and among the Company, Apollo Investment Fund IV, L.P. and Apollo
          Overseas Partners IV, L.P. (incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K dated November
          17, 1998).

10.30 Voting Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV,
          L.P. and David Margolese (incorporated by reference to Exhibit
          99.5 to the Company's Current Report on Form 8-K dated November
          17, 1998).

10.31 Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., the Company and David Margolese (incorporated by reference to Exhibit
          99.6 to the Company's Current Report on Form 8-K dated November 17,
          1998).

27.1      Financial Data Schedule.


--------------
* This document has been identified as a management contract or compensatory plan or arrangement.
+ Portions of these exhibits, which are incorporated by reference, have been omitted pursuant to an Application for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                       STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as.....................................'D'