Form 10-Q
period 1999-06-30
CD RADIO INC
filed 1999-08-12
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1999

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

                     1221 AVENUE OF THE AMERICAS, 36TH FLOOR
                            NEW YORK, NEW YORK 10020
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  212-584-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

        Yes   X     No
            _____     ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK, $.001 PAR VALUE                     23,341,731 SHARES
--------------------------------------------------------------------------------
         (Class)                              (Outstanding as of August 9, 1999)

                                  CD RADIO INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

Part I - Financial Information
                                                                                 Page

      Consolidated Statements of Operations (unaudited) for the three              1
        and six month periods ended June 30, 1999 and 1998 and for the period May 17, 1990 (date of inception) to June 30, 1999


      Consolidated Balance Sheets (unaudited) as of June 30, 1999                  2
        and December 31, 1998


      Consolidated Statements of Cash Flows (unaudited) for the six                3
        month periods ended June 30, 1999 and 1998 and for the
        period May 17, 1990 (date of inception) to June 30, 1999


      Notes to Consolidated Financial Statements (unaudited)                       4


      Management's Discussion and Analysis of Financial Condition and              6
        Results of Operations



Part II - Other Information                                                        15


Signatures                                                                         17



                                                    CD RADIO INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                                                                  Cumulative for
                                                                                                                    the period
                                        For the Three Months Ended June 30,  For the Six Months Ended June 30,     May 17, 1990
                                        ---------------------------------------------------------------------- (date of inception)
                                           1999              1998               1999              1998          to June 30, 1999
                                       -------------     -------------     -------------     -------------     ------------------

Revenue                              $       -         $      -          $      -          $      -              $      -

Operating expenses:

     Engineering, design and
        development                     (7,433,000)         (395,000)      (14,344,000)         (774,000)          (20,759,000)
     General and administrative         (6,454,000)       (2,488,000)      (11,418,000)       (4,442,000)          (41,963,000)
     Special charges                          --         (25,682,000)             --         (25,682,000)          (27,682,000)
                                     -------------     -------------     -------------     -------------         -------------
          Total operating expenses     (13,887,000)      (28,565,000)      (25,762,000)      (30,898,000)          (90,404,000)
                                     -------------     -------------     -------------     -------------         -------------

Other income (expense):
     Interest and investment income      3,536,000         1,585,000         6,400,000         3,903,000            18,052,000
     Interest expense                   (2,250,000)       (3,159,000)       (3,683,000)       (8,982,000)          (20,067,000)
                                     -------------     -------------     -------------     -------------         -------------
                                         1,286,000        (1,574,000)        2,717,000        (5,079,000)          (2,015,000)
                                     -------------     -------------     -------------     -------------         -------------

Income (loss) before income taxes      (12,601,000)      (30,139,000)      (23,045,000)      (35,977,000)         (92,419,000)

Income taxes:
     Federal                                  --             (38,000)             --             (38,000)          (1,982,000)
     State                                    --                --                --                --               (313,000)
                                     -------------     -------------     -------------     -------------        -------------
Net loss                               (12,601,000)      (30,177,000)      (23,045,000)      (36,015,000)         (94,714,000)
                                     -------------     -------------     -------------     -------------        -------------

Preferred stock dividend                (7,522,000)       (4,438,000)      (14,852,000)       (9,219,000)         (36,570,000)

Preferred stock deemed dividend         (2,278,000)             --          (4,534,000)             --            (68,184,000)
Accretion of dividends in
  connection with the issuance
  of warrants on preferred stock           (74,000)       (2,097,000)         (148,000)      (6,372,000)           (6,649,000)
                                     -------------     -------------     -------------     -------------        -------------

Net loss applicable to common
  stockholders                       $ (22,475,000)    $ (36,712,000)    $ (42,579,000)    $ (51,606,000)       $(206,117,000)
                                     =============     =============     =============     =============        =============
Net loss per share applicable to
   common stockholders (basic and
   diluted)                          $       (0.97)    $       (2.18)    $       (1.83)    $       (3.13)
                                     =============     =============     =============      =============

Weighted average common shares
    outstanding (basic and diluted)     23,265,000        16,826,000        23,245,000        16,493,000
                                     =============     =============     =============     =============







  The accompanying notes are an integral part of these consolidated financial statements.


                                          CD RADIO INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,        December 31,
                                                                     1999              1998
                                                              ----------------  -----------------
                                        ASSETS                   (unaudited)

Current assets:
     Cash and cash equivalents                                $    235,670,000  $     204,753,000
     Marketable securities, at market                               40,555,000         60,870,000
     Restricted investments, at amortized cost                      79,803,000               --
     Prepaid expense and other                                         935,000            166,000
                                                              ----------------  -----------------
       Total current assets                                        356,963,000        265,789,000
                                                              ----------------  -----------------

Property and equipment, at cost:
     Satellite construction in process                             269,833,000        188,849,000
     Launch construction in process                                157,058,000         87,492,000
     Broadcast studio equipment                                      9,185,000             87,000
     Leasehold improvements                                         12,623,000          5,081,000
     Terrestrial repeater network in process                         4,548,000          1,990,000
     Other                                                           6,595,000            156,000
                                                              ----------------  -----------------
                                                                   459,842,000        283,655,000
     Less accumulated depreciation                                    (265,000)           (21,000)
                                                              ----------------  -----------------
                                                                   459,577,000        283,634,000
                                                              ----------------  -----------------
Other assets:
    FCC license                                                     83,368,000         83,368,000
    Debt issue costs, net                                           19,362,000          9,313,000
    Other                                                            1,662,000          1,776,000
                                                              ----------------  -----------------
        Total other assets                                         104,392,000         94,457,000
                                                              ----------------  -----------------

        Total assets                                          $    920,932,000  $     643,880,000
                                                              ================  =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                    $     15,698,000  $       5,481,000
     Satellite & launch construction payable                        41,046,000          8,479,000
     Short-term notes payable                                       95,526,000         70,863,000
                                                              ----------------  -----------------
       Total current liabilities                                   152,270,000         84,823,000
Long-term notes payable and accrued interest                       338,098,000        153,033,000
Deferred satellite payments and accrued interest                    46,102,000         31,324,000
Deferred income taxes                                                2,237,000          2,237,000
                                                              ----------------  -----------------
       Total liabilities                                           538,707,000        271,417,000
                                                              ----------------  -----------------

Commitments and contingencies
10 1/2% Series C Convertible Preferred Stock, no par
   value: 2,025,000 shares authorized, 1,465,916 and 1,467,416 shares issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively (liquidation preferences
   of $146,591,600 and $146,741,600), at net carrying
   value including accrued dividends                               165,627,000        156,755,000

9.2% Series A Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 4,300,000 shares authorized, 1,350,000
   shares issued and outstanding at June 30, 1999 and December
   31, 1998 (liquidation preference of $135,000,000), at net
   carrying value including accrued dividends                      143,855,000        137,755,000

9.2% Series B Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 2,100,000 shares authorized, no shares
   issued or outstanding                                                   -                   -

Stockholders' equity:
     Preferred stock, $.001 par value; 50,000,000 shares
       authorized 8,000,000 shares designated as 5% Delayed
       Convertible Preferred Stock; none issued or outstanding             -                   -
     Common stock, $.001 par value; 200,000,000 shares
       authorized, 23,340,424 and 23,208,949 shares issued
       and outstanding at June 30, 1999 and December 31, 1998,
       respectively                                                     23,000             23,000
     Additional paid-in capital                                    167,434,000        149,599,000
     Deficit accumulated during the development stage              (94,714,000)       (71,669,000)
                                                              ----------------  -----------------
       Total stockholders' equity                                   72,743,000         77,953,000
                                                              ----------------  -----------------
       Total liabilities and stockholders' equity             $    920,932,000  $     643,880,000
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



                                       CD RADIO INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                                   Cumulative for
                                                                                                     the period
                                                              For the Six Months Ended June 30,     May 17, 1990
                                                             ---------------------------------   (date of inception)
                                                                1999               1998            to June 30, 1999
                                                             -------------     -------------      ------------------

Cash flows from development stage activities:
     Net loss                                                $ (23,045,000)    $ (36,015,000)      $ (94,714,000)
     Adjustments to reconcile net loss to net cash
       (used in) development stage activities:
          Depreciation and amortization                            246,000            21,000           1,976,000
          Unrealized (gain) loss on marketable securities          181,000            98,000             (52,000)
          (Gain) loss on disposal of assets                         10,000           310,000             115,000
          Special charges                                             --          23,557,000          25,557,000
          Accretion of note payable charged as interest
               expense                                           3,489,000        11,335,000          31,355,000
          Sales (purchases) of marketable securities and
               restricted investments, net                     (59,141,000)      103,288,000        (119,778,000)
          Compensation expense in connection with
               issuance of common stock and stock options          659,000              --             3,995,000
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expense and other                               (769,000)         (675,000)           (935,000)
          Due to related party                                        --                --               351,000
          Other assets                                          (2,046,000)         (623,000)         (6,072,000)
          Accounts payable and accrued expenses                  6,632,000         2,135,000          12,184,000
          Deferred taxes                                              --                --             2,237,000
                                                             -------------     -------------       -------------
            Net cash provided by (used in) development
               stage activities                                (73,784,000)      103,431,000        (143,781,000)
                                                             -------------     -------------       -------------

Cash flows from investing activities:
      Purchase of FCC license                                         --                --           (83,368,000)
      Payments for satellite construction                      (41,717,000)      (14,407,000)       (190,663,000)
      Payments for launch services                             (43,362,000)      (25,071,000)       (153,217,000)
      Other capital expenditures                               (25,649,000)         (148,000)        (33,349,000)
      Acquisition of Sky-Highway Radio Corp.                          --                --            (2,000,000)
                                                             -------------     -------------       -------------
            Net cash used in investing activities             (110,728,000)      (39,626,000)       (462,597,000)
                                                             -------------     -------------       -------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                    24,663,000              --            95,526,000
     Proceeds from issuance of common stock, net                    67,000              --           183,510,000
     Proceeds from issuance of preferred stock, net                   --                --           250,068,000
     Proceeds from exercise of stock options and warrants          699,000            36,000           5,639,000
     Proceeds from issuance of promissory note
         and units, net                                        190,000,000              --           306,535,000
     Proceeds from issuance of promissory notes to
         related parties                                              --                --             2,965,000
     Repayment of promissory notes                                    --                --            (2,635,000)
     Loan from officer                                                --                --               440,000
                                                             -------------     -------------       -------------
            Net cash provided by financing activities          215,429,000            36,000         842,048,000
                                                             -------------     -------------       -------------

Net increase in cash and cash equivalents                       30,917,000        63,841,000         235,670,000
Cash and cash equivalents at the beginning of period           204,753,000           900,000
                                                             -------------     -------------       -------------
Cash and cash equivalents at the end of period               $ 235,670,000     $  64,741,000       $ 235,670,000
                                                             =============     =============       =============




        The accompanying notes are an integral part of these consolidated financial statements.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

GENERAL

        The accompanying consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly state our consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

        The following is a reconciliation of net loss per common share before preferred stock dividend requirements to net loss per share applicable to common stockholders:

                                               For the Three Months     For the Six Months
                                                  Ended June 30,          Ended June 30,
                                                 1999        1998       1999        1998
                                               --------    --------  ---------   ---------

Per common shares (basic and diluted):
Net loss                                       $  (0.55)   $  (1.79) $   (0.99)  $   (2.18)
Preferred stock dividend requirements             (0.42)      (0.26)     (0.83)      (0.56)
Accretion of dividends in connection with
     the issuance of warrants on preferred
     stock                                           -        (0.13)     (0.01)      (0.39)
                                               --------    --------  ---------   ---------
Net loss applicable to common stockholders     $  (0.97)   $  (2.18) $   (1.83)  $   (3.13)
                                               --------    --------  ---------   ---------


MARKETABLE SECURITIES

        Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $52,000 and $233,000 at June 30, 1999 and December 31, 1998, respectively.

RESTRICTED INVESTMENTS

        Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $234,000 at June 30, 1999. The securities included in Restricted Investments are restricted to provide for the first six scheduled interest payments on our 14 1/2% Senior Secured Notes due 2009.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $39,635,000 and $16,243,000 at June 30, 1999 and December 31, 1998, respectively.

SHORT-TERM NOTES PAYABLE

        We entered into a credit agreement with Bank of America and other lenders in July 1998 under which Bank of America and other lenders agreed to provide us a term loan facility of up to $115 million. This term loan facility matures on the earlier of February 29, 2000 and ten days prior to the launch of our second satellite. The proceeds of this facility are being used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. The amounts advanced under this facility bear interest at a variable rate that we select.

DEFERRED SATELLITE PAYMENTS

        Under an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral"), Loral has agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred bear interest at 10% per year and are due in quarterly installments beginning in June 2002. We have the right to prepay any deferred payments together with accrued interest, without penalty.

ENGINEERING DESIGN AND DEVELOPMENT COSTS

        We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets"), which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine, Panasonic, Recoton, Visteon and Delco to design and develop equipment that will be used to receive our broadcasts, whereby we have agreed to pay certain development costs. We record expenses under these contracts as the work is performed. Total expenses related to these contracts were $6,398,000 and $12,448,000 in the three month period and six month period ended June 30, 1999, respectively.

SPECIAL CHARGES

        During the quarter ended June 30, 1998, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling approximately $25.7 million related primarily to the termination of such contracts.

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

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 1998. Among the key factors that have a direct bearing on our future results of operations are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; dependence on Space Systems/Loral, Inc., Lucent Technologies, Inc. and consumer electronics manufacturers; the unavailability of receivers and antennas; risk of launch failure; unproven market for our proposed service; unproven applications of existing technology; and our need for additional financing.

OVERVIEW

        CD Radio was organized in May 1990 and is in its development stage. Our principal activities to date have included technology development, our terrestrial repeater network development, arranging for design and development of chip sets and receivers, obtaining regulatory approval for the CD Radio service, commencement of construction of four satellites, acquisition of content for our programming, strategic planning, market research, recruitment of our management team and securing financing for working capital and capital expenditures. We require additional capital to complete development and commence commercial operations of CD Radio. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

        We have recently announced the following alliances in connection with the development of CD Radio.

               FORD. On June 11, 1999, we entered into an agreement with Ford Motor Company ("Ford") which anticipates Ford manufacturing, marketing and selling vehicles that include receivers capable of receiving CD Radio's broadcasts. This exclusive agreement includes all seven Ford brands -- Ford, Lincoln, Mercury, Mazda, Jaguar, Aston Martin and Volvo.

               ALPINE. On July 13, 1999, we announced an agreement with Alpine Electronics Inc. pursuant to which Alpine will design and develop CD Radio receivers for installation by automotive manufacturers and for sale directly to consumers in the electronics aftermarket.

               PANASONIC. On July 27, 1999, we announced an agreement pursuant to which a division of Matsushita, the world's largest consumer electronics company and the maker of Panasonic products, will design and develop CD Radio receivers for installation by automotive manufacturers and for sale to consumers in the electronics aftermarket.

               NATIONAL PUBLIC RADIO. On June 8, 1999, we entered into an agreement with National Public Radio ("NPR") pursuant to which NPR will provide programming for two of CD Radio's non-music channels as well as classical and jazz related interviews and features for use on CD Radio music channels.

               JOHN F. KENNEDY CENTER FOR THE PERFORMING ARTS AND NATIONAL SYMPHONY ORCHESTRA. On June 23, 1999, we announced a strategic alliance with the John F. Kennedy Center for the Performing Arts and the National Symphony Orchestra pursuant to which the Kennedy Center and the National Symphony Orchestra will provide new and archival music, artist interviews, children's entertainment and other targeted programming for broadcast on CD Radio.

               BRITISH BROADCASTING COMPANY AND PUBLIC RADIO INTERNATIONAL. On May 10, 1999, we entered into an agreement with the British Broadcasting Company and Public Radio International ("PRI") pursuant to which CD Radio will broadcast both the English and Spanish language versions of the BBC World Service and PRI will create a news, information and entertainment channel for broadcast on CD Radio.


        During the terms of the programming and broadcast agreements described above, CD Radio will be the exclusive satellite digital audio radio service to carry programming produced by NPR, PRI, the Kennedy Center and the National Symphony Orchestra and will be the only satellite digital audio radio service to carry the Spanish language version of the BBC World Service.

        Each of the elements of the CD Radio system - satellites, terrestrial repeater network, National Broadcast Studio and CD Radio receivers -- is on schedule to permit us to begin operations at the end of the fourth quarter of 2000.

               SATELLITES. Loral is constructing our four satellites. Our first satellite has been fully assembled and is undergoing testing; the last major components of our second satellite, the communications panels, are currently being integrated into the satellite; and our third satellite is in the process of being assembled. In addition, the major structural parts for our spare fourth satellite have been manufactured and will be assembled shortly. We have ordered certain long lead time elements for a fifth satellite.

               Each of our first three satellites will be launched on a Proton launch vehicle. These launches are currently scheduled for next January, March and May. Proton launch vehicles have an overall reliability of 92% based on their last 50 flights.

               Loral SkyNet, an affiliate of Loral, is constructing for us tracking, telemetry and command earth stations in Quito, Ecuador, and Utive, Panama. These stations are on schedule to be completed and fully operational in January 2000. All necessary satellite uplink facilities will be completed and fully operational in the first quarter of 2000.

               TERRESTRIAL REPEATER NETWORK. We currently expect to deploy approximately 105 terrestrial repeaters in 46 metropolitan areas. During 1998, we completed the construction and testing of our terrestrial repeater network in San Francisco on an experimental basis. During 1999 and 2000, we expect to execute agreements for site acquisition, site design and site construction services for the remainder of our terrestrial repeaters, acquire all necessary sites and complete construction at all of these sites. In addition, in 1999 we expect to purchase the digital broadcast equipment necessary to operate our terrestrial repeater network. Our terrestrial repeater network is scheduled to be completed, tested and fully operational during the fourth quarter of 2000.

               NATIONAL BROADCAST STUDIO. Construction of our National Broadcast Studio has been completed and state-of-the-art digital broadcast equipment is currently being installed. Our National Broadcast Studio is expected to be fully operational in October 1999.

               CD RADIO RECEIVERS. CD Radio receivers are currently being developed by Alpine, Panasonic, Recoton, Visteon and Delco. We expect that limited quantities of CD Radio receivers will be available to purchasers of vehicles manufactured by Ford beginning at the end of the fourth quarter of 2000, with increasing quantities of such receivers becoming available in each subsequent quarter of 2001. CD Radio receivers are expected to be available in the autosound aftermarket starting in the first quarter of 2001, with increasing quantities of CD Radio receivers becoming available in each subsequent quarter of 2001.

        Based upon this schedule, we do not expect to recognize revenues from operations until the first quarter of 2001, at the earliest.

        Upon commencing commercial operations, we expect our primary source of revenues to be monthly subscription fees. We currently anticipate that our subscription fee will be $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels. We do not intend to manufacture the receivers necessary to receive CD Radio and thus we will not receive any revenues from their sale. Although we hold patents covering some of the technology which will be used in these receivers, we expect to license our technology to manufacturers at no charge.

        We expect that the operating expenses associated with commercial operations will consist primarily of marketing, sales, programming, maintenance of our satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. As of August 6, 1999, we had 65 employees and 15 part-time consultants. We expect to have approximately 150 employees by the time we commence commercial operations.

        In addition to funding initial operating losses, we require funds for working capital, interest and financing costs on borrowings and capital expenditures in the near term.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

        We recorded net losses of $12,601,000 and $30,177,000 for the three months ended June 30, 1999 and 1998, respectively. Our total operating expenses were $13,887,000 and $28,565,000 for the three months ended June 30, 1999 and 1998, respectively. In the 1998 quarter, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling approximately $25.7 million related primarily to the termination of such contracts. Excluding these special charges, we recorded a net loss of $4,495,000 and operating expenses of $2,883,000 for the three months ended June 30, 1998.

        Engineering design and development costs were $7,433,000 and $395,000 for the three months ended June 30, 1999 and 1998, respectively. Engineering costs increased in the 1999 quarter primarily due to payments to Lucent in connection with the chip set development effort and payments to consumer electronic manufacturers in connection with receiver development efforts.

        General and administrative expenses increased for the three months ended June 30, 1999 to $6,454,000 from $2,488,000 for the three months ended June 30, 1998. General and administrative expenses increased due to the occupancy of our new offices and national broadcast studio and the growth of our management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of general and administrative expenses in the 1999 quarter were salaries and employment related costs (32%), rent and occupancy costs (21%) and legal and regulatory fees (13%), while in the 1998 quarter the major components were salaries and employment related costs (30%), rent and occupancy costs (24%), and legal and regulatory fees (16%). The remaining portion of general and administrative expenses (34% in the 1999 quarter and 30% in the 1998 quarter) consisted of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 1999 quarter and only consulting (12%) exceeding 10% of the total in the 1998 quarter.

        The increase in interest and investment income to $3,536,000 for the three months ended June 30, 1999, from $1,585,000 in the three months ended June 30, 1998, was the result of higher average balances of cash, marketable securities and restricted investments during the 1999 quarter. The higher average balances of cash, marketable securities and restricted investments during the quarter were due to the proceeds from the issuance of notes in the second quarter of 1999 and stock sales during the fourth quarter of 1998 exceeding the amount of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

        Interest expense, net of capitalized interest, was $2,250,000 for the three months ended June 30, 1999 and was $3,159,000 in the three months ended June 30, 1998. This decrease in net interest expense was due to capitalized interest increasing by an amount ($10,476,000) greater than the corresponding increase in interest expense ($9,567,000).

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

        We recorded net losses of $23,045,000 and $36,015,000 for the six months ended June 30, 1999 and 1998, respectively. Our total operating expenses were $25,762,000 and $30,898,000 for the six months ended June 30, 1999 and 1998, respectively. Excluding the special charges totaling $25.7 million recorded in the 1998 second quarter, we recorded a net loss of $10,333,000 and operating expenses of $5,216,000 for the six months ended June 30, 1998.

        Engineering design and development costs were $14,344,000 and $774,000 for the six months ended June 30, 1999 and 1998, respectively. Engineering costs increased in the 1999 period primarily due to payments to Lucent in connection with the chip set development effort and payments to consumer electronic manufacturers in connection with receiver development efforts.

        General and administrative expenses increased for the six months ended June 30, 1999 to $11,418,000 from $4,442,000 for the six months ended June 30, 1998. General and administrative expenses increased due to the occupancy of our new offices and national broadcast studio and the growth of our management team and the workforce necessary to develop and commence the broadcast of CD Radio. The major components of general and administrative expenses in the 1999 period were salaries and employment related costs (30%), rent and occupancy costs (25%) and legal and regulatory fees (14%), while in the 1998 period the major components were salaries and employment related costs (27%), rent and occupancy costs (16%), and legal and regulatory fees (15%). The remaining portion of general and administrative expenses (31% in the 1999 period and 42% in the 1998 period) consisted of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 1999 period and only consulting (16%) exceeding 10% of the total in the 1998 period.

        The increase of interest income to $6,400,000 for the six months ended June 30, 1999, from $3,903,000 in the six months ended June 30, 1998, was the result of higher average balances of cash, marketable securities and restricted investments during the 1999 period. The higher average balances of cash, marketable securities and restricted investments during the period were due to the proceeds from the issuance of notes in the second quarter of 1999 and stock sales during the fourth quarter of 1998 exceeding the amount of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

        Interest expense, net of capitalized interest, decreased to $3,683,000 for the six months ended June 30, 1999, from $8,982,000 in the 1998 period. This decrease in net interest expense was due to capitalized interest increasing by an amount ($20,326,000) greater than the corresponding increase in interest expense ($15,027,000).

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, we had a total of cash, cash equivalents, marketable securities and restricted investments of $356,028,000 and working capital of $204,693,000 compared with cash, cash equivalents and marketable securities of approximately $265,623,000 and working capital of $180,966,000 at December 31, 1998. The increases in the respective balances are due primarily to the proceeds from the issuance of units consisting of our 14 1/2% Senior Secured Notes due 2009 and related warrants during the 1999 second quarter (see - Sources of Funding) exceeding capital expenditures and operating expenses for the first six months of 1999. As part of the issuance of the notes in the 1999 second quarter, we were required to place approximately $79 million of government securities in a restricted account to be used only to pay the interest on these notes during their first three years.

FUNDING REQUIREMENTS

        We require near term funding to continue building our system. We can fund our planned operations and the construction of our system into the first quarter of 2000 from our existing working capital. We estimate that we will require approximately $1,170 million to develop and commence operations by the end of the fourth quarter of 2000. This amount reflects additional engineering design and development costs for CD Radio receivers; increased capital requirements for our terrestrial repeater network; increases in premiums in the market for satellite launch and in-orbit insurance; costs for engineering analysis on potential alternative satellite launch platforms; and other increased operating costs. Of the total amount required, we have raised, have access to or have identified sources for approximately $1 billion (which includes $115 million of debt that must be repaid by the earlier of February 29, 2000 and ten days prior to the launch of our second satellite), leaving anticipated additional cash needs of approximately $170 million to fund our operations through the end of the fourth quarter of 2000. If Bank of America is unable to arrange a new credit facility for us, we will need to raise an additional $221 million to fund our operations through the end of the fourth quarter of 2000. We anticipate additional cash requirements of approximately $150 million to fund our operating costs during the first full year of operations. This amount reflects additional engineering design and development costs for CD Radio receivers; increases in the amount of chip set subsidies for CD Radio receivers; increases in premiums in the market for satellite launch and in-orbit insurance; and other increased operating costs. We expect to finance the remainder of our funding requirements through the future issuance of debt or equity securities, or a combination of debt and equity securities.

        To build and launch the satellites necessary for the operations of CD Radio, we entered into the Loral Satellite Contract with Loral. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites, in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to become our launch service provider. We are committed to make aggregate payments of approximately $718 million under the Loral Satellite Contract. We have also entered into an amendment to the Loral Satellite Contract pursuant to which we will purchase $15 million of certain long-lead time parts for a fifth satellite. As of June 30, 1999, $303 million of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of these payments are contingent upon Loral meeting specified milestones in the construction of our satellites.

        If there is a satellite launch failure, we will be required to pay Loral the deferred amount for the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount for that satellite will become due within 60 days of this election.

        We will also require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of our commercial operations. We expect our interest expense will increase significantly when compared to our 1998 interest expense as a result of the issuance of our 14 1/2% Senior Secured Notes due 2009 in the 1999 second quarter; however, our 15% Senior Secured Discount Notes due 2007 will not require cash payments of interest until June 2003. A portion of the net proceeds from the issuance of our 14 1/2% Senior Secured Notes due 2009 was used to purchase a portfolio of U.S. government securities in an amount sufficient to pay the first six payments of interest on our 14 1/2% Senior Secured Notes due 2009.

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

        The amount and timing of our actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of our satellite system and terrestrial repeater network, costs associated with the design and development of chip sets and receivers, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. Additional funds would be required if there are delays, cost overruns, unanticipated expenses, launch failures, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow.

SOURCES OF FUNDING

        To date, we have funded our capital needs through the issuance of debt and equity. As of June 30, 1999, we had received a total of $441 million in net equity capital. Of this amount, $192 million of our equity capital was received in 1997 as a result of the issuance of 5,400,000 shares of 5% Delayed Preferred Stock, resulting in net proceeds of $121 million, and 4,955,488 shares of common stock, resulting in net proceeds of $71 million. A total of 1,905,488 shares of our common stock were sold to Loral Space & Communications, Ltd. in August 1997 and 3,050,000 shares of common stock were sold to the public in November 1997. In November 1997, we exchanged 1,846,799 shares of our newly issued 10 1/2% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for all of the outstanding shares of 5% Delayed Preferred Stock. On November 2, 1998, we sold 5,000,000 shares of common stock to Prime 66 Partners, L.P., resulting in net proceeds of $98 million and on December 23, 1998, we sold 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (the "Apollo Investors"), resulting in net proceeds of $129 million. Also on December 23, 1998, the Apollo Investors granted us an option to sell them 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock for estimated net proceeds of $63 million. As long as there has been no material adverse change to our business, management or financial condition, and subject to satisfying customary conditions, we may exercise our option to require the Apollo Investors to purchase our 9.2% Series B Junior Cumulative Convertible Preferred Stock at any time before September 30, 1999.

        In May 1999, we received net proceeds of approximately $190 million from the issuance of 200,000 units, each consisting of $1,000 aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.65 shares of our common stock. We invested approximately $79.3 million of these net proceeds in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on the notes through May 15, 2002. In November 1997, we received net proceeds of $116 million from the issuance of 12,910 units, each consisting of $20,000 aggregate principal amount at maturity of 15% Senior Discount Notes due 2007 and a warrant to purchase additional 15% Senior Discount Notes due 2007 with an aggregate principal amount at maturity of $3,000. All warrants were exercised in 1997. The aggregate value at maturity of the 15% Senior Discount Notes due 2007 is $297 million. The 15% Senior Discount Notes mature on November 15, 2007 and the first cash interest payment is due in June 2003. The indentures governing the 15% Senior Discount Notes due 2007 and the 14 1/2% Senior Secured Notes due 2009 contain limitations on our ability to incur additional indebtedness. The 15% Senior Discount Notes due 2007 and the 14 1/2% Senior Secured Notes due 2009 are secured by pledges of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license.

        On July 28, 1998, we entered into a credit agreement with a group of financial institutions, including Bank of America as agent and a lender, under which the lenders agreed to provide us a term loan facility in an aggregate principal amount of up to $115 million (the "Tranche A Loans"). The proceeds of the Tranche A Loans are being used to fund a portion of the progress payments required to be made by us under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to this facility. The Tranche A Loans are due on the earlier of February 29, 2000 and ten days prior to the launch of our second satellite. As of June 30, 1999, we had borrowed $95.5 million under this facility, substantially all of which was used to make progress payments under the Loral Satellite Contract.

        In connection with this facility, Loral agreed with Bank of America that at maturity of the Tranche A Loans (including maturity as a result of an acceleration), upon the occurrence of our bankruptcy or upon the occurrence of an event of default by Loral under its agreement with Bank of America, Loral will repurchase from the lenders the Tranche A Loans at a price equal to the principal amount of the Tranche A Loans plus accrued and unpaid interest. In exchange for providing this credit support, Loral receives a fee from us equal to 1.25% per annum of the outstanding amount of the Tranche A Loans from time to time.

        We have also entered into an agreement with Bank of America under which Bank of America has agreed to attempt to arrange a syndicate of lenders to provide a second term loan facility for us in the aggregate principal amount of $225 million. It is anticipated that a portion of the proceeds of these loans would be used to repay the Tranche A Loans and for other general corporate purposes. Bank of America has not committed to provide this second term loan facility. The closing of this second term loan facility is expected to be conditioned on the satisfaction of specific significant conditions and there is no assurance that these loans will be arranged or that the proposed terms of such loans will be acceptable to us. If we are unable to close this facility, we will seek to repay the Tranche A Loans from the proceeds of the sale of debt securities, equity securities, or a combination of debt and equity securities.

        Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and our 9.2% Series B Junior Cumulative Convertible Preferred Stock (collectively, the "Junior Preferred Stock") are convertible into shares of our common stock at a price of $30 per share. The Junior Preferred Stock is callable by us beginning November 15, 2001 if the current market price, as defined in the Certificate of Designation of the Junior Preferred Stock, of our common stock exceeds $60 per share for a period of 20 consecutive trading days, and in all events will be callable beginning November 15, 2003 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on the Junior Preferred Stock are payable in-kind or in cash annually, at our option. Holders of the Junior Preferred Stock have the right to vote, on an as-converted basis, on matters upon which the holders of our common stock have the right to vote.

        Loral has agreed to defer a total of $50 million of the payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per annum, which interest will accrue until December 2001, at which time such interest will become payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be paid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have agreed to grant Loral a security interest in our terrestrial repeater network.

OTHER MATTERS- THE YEAR 2000 ISSUE

        The Year 2000 Issue will test the capability of business processes to function correctly. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define a year, which could result in miscalculations or system failures resulting from recognition of a date occurring after December 31, 1999 as falling in the year 1900 (or another year in the 1900s) rather than the year 2000 or thereafter. We have undertaken an effort to identify and mitigate The Year 2000 Issue in our information systems, product, suppliers and facilities. Our approach to the Year 2000 Issue can be separated into four phases: (1) define/measure-identify and inventory possible sources of Year 2000 Issues; (2) analyze-determine the nature and extent of Year 2000 Issues and develop project plans to address those issues; (3) improve-execute project plans and perform a majority of the testing; and (4) control-complete testing, continue monitoring readiness and complete necessary contingency plans. The first three phases of the program have been completed for a substantial majority of our mission-critical activities. Management plans to have nearly all significant information systems and facilities through the control phase of the program by late-1999.

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

        The total Year 2000 Issue remediation expenditures are expected to be approximately $100,000, of which 50% was spent by June 30, 1999. Substantially all of the remainder is expected to be spent in 1999. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                     PART II

                                OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c) On May 18, 1999, we sold 200,000 units (the "1999 Units"), each unit consisting of $1,000 principal amount of our 14-1/2% Senior Secured Notes due 2009 and three warrants each to purchase 3.65 shares of our common stock, for an aggregate purchase price of $200 million. The warrants which are part of the 1999 Units may be exercised on the earliest to occur of (i) the effective date of a change of control in CD Radio and (ii) May 18, 2000.

             The 1999 Units were offered and sold only to qualified institutional buyers in compliance with Rule 144A under the Securities Act and to a limited number of institutional "accredited investors" in a private sale exempt from the registration requirements of the Securities Act. We did not sell the 1999 Units by any form of general solicitation or general advertising. In connection with the sale of the 1999 Units, we paid an aggregate $8 million in initial purchaser discounts and fees to investment banking firms. The proceeds from the sale of the 1999 Units will be used for general corporate purposes.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of stockholders held on June 22, 1999, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:

                                                               VOTES CAST
                                                               ----------
                                                     FOR                    WITHHELD
                                                     ---                    ---------
David Margolese...........................        25,122,482                 45,970
Robert D. Briskman........................        25,122,832                 45,620
Lawrence F. Gilberti......................        25,122,342                 46,110
Joseph V. Vittoria........................        25,122,272                 46,180
Ralph V. Whitworth........................        25,121,472                 46,980

In addition to the election of directors, the following matters were acted upon:

        (a) The appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 1999 was ratified by a vote of 25,152,092 shares in favor, 6,564 shares against, and 9,796 shares abstained.

        (b) The ratification of the CD Radio 1999 Long-Term Stock Incentive Plan was approved by a vote of 17,607,630 shares in favor, 1,168,394 shares against, 22,167 shares abstained, and 6,370,261 broker nonvotes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        See Exhibit Index attached hereto.

(b)     Reports on Form 8-K:

        On April 9, 1999, we filed a Current Report on Form 8-K to report that on April 6, 1999, we dismissed our independent auditors, PricewaterhouseCoopers LLP, and engaged Arthur Andersen LLP as our independent auditors. On April 16, 1999, we filed a Current Report on Form 8-K to report that representatives of General Motors Corporation ("GM") had informed us that GM expected shortly to conclude an agreement with XM Satellite Radio Inc. ("XM") to manufacture and sell vehicles capable of receiving XM's satellite radio broadcasts. On April 30, 1999, we filed a Current Report on Form 8-K to report that we had launched an offering of $200 million of securities, in the form of units consisting of Senior Secured Notes with attached warrants to purchase shares of our common stock. On May 25, 1999, we filed a Current Report on Form 8-K to report that on May 18, 1999, GM resumed substantive discussions with us regarding a possible agreement to manufacture and sell vehicles capable of receiving CD Radio broadcasts. On June 15, 1999, we filed a Current Report on Form 8-K to report that we had executed an agreement with Ford Motor Company to manufacture, market and sell vehicles that include receivers capable of receiving CD Radio broadcasts.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CD RADIO INC.

                                       By:    /s/ John T. McClain
                                          ___________________________________
                                                 John T. McClain
                                             Vice President and Controller
                                             (Chief Accounting Officer)

August 12, 1999

                                  Exhibit Index

   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

3.1             Certificate of Amendment, dated June 16, 1997, to the CD Radio
                Inc. (the "Company") Certificate of Incorporation and the
                Company's Amended and Restated Certificate of Incorporation, dated January 31, 1994 (filed herewith).

3.2             Amended and Restated By-Laws (incorporated by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (File No. 33-74782) (the "S-1 Registration Statement")).

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


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------


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

4.3.4 Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust
                Company, as Rights Agent, dated as of November 13, 1998
                (incorporated by reference to Exhibit 99.7 to the Company's
                Current Report on Form 8-K dated November 17, 1998).

4.3.5           Amended and Restated Amendment to Rights Agreement, dated as of
                October 22, 1997, between the Company and Continental Stock
                Transfer & Trust Company, as Rights Agent, dated as of December
                22, 1998 (incorporated by reference to Exhibit 6 to the Amendment No. 1 to the Form 8-A, filed with the Commission on January 6, 1999).

4.3.6 Amendment to the Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust
                Company, as Rights Agent, dated as of June 11, 1999
                (incorporated by reference to Exhibit 4.1.8 to the Company's
                Registration Statement on Form S-4 (File No. 333-82303) (the
                "1999 Form S-4").

4.4 Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-3 (File No. 333-34769) (the "1997 Units
                Registration Statement")).

4.5 Form of Note (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.6.1           Warrant Agreement, dated as of November 26, 1997, between the
                Company and IBJ Schroder Bank & Trust Company, as Warrant Agent
                (incorporated by reference to Exhibit 4.3 to the 1997 Units
                Registration Statement).

4.6.2 Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).

4.7             Form of Preferred Stock Warrant Agreement, dated as of April 9,
                1997, between the Company and each Warrantholder thereof
                (incorporated by reference to Exhibit 4.12 to the 1997 Form
                10-K).

4.8             Form of Common Stock Purchase Warrant granted by the Company to
                Everest Capital Master Fund, L.P. and to The Ravich Revocable
                Trust of 1989 (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).

4.9.1           Form of Certificate for shares of 9.2% Series A Junior
                Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form
                10-K")).


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

4.9.2           Form of Certificate for shares of 9.2% Series B Junior
                Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.10.2 to the 1998 Form 10-K).

4.10 Notes Registration Rights Agreement, dated as of May 13, 1999, among the Company and Merrill Lynch & Co., Merrill Lynch,
                Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Bear,
                Stearns & Co. Inc., NationsBanc Montgomery Securities LLC, U.S.
                Bancorp Libra (incorporated by reference to Exhibit 4.4.1 to the 1999 Form S-4).

4.11 Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as Trustee
                (incorporated by reference to Exhibit 4.4.2 to the 1999 Form
                S-4).

4.12            Form of the Company's 14 1/2% Senior Secured Notes due 2009
                (included in Exhibit 4.4.3 to the 1999 Form S-4).

4.13 Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as Warrant Agent
                (incorporated by reference to Exhibit 4.4.4 to the 1999 Form
                S-4).

4.14 Amended and Restated Pledge Agreement, dated as of May 15, 1999, among the Company, as pledgor, IBJ Whitehall Bank & Trust
                Company, as trustee, United States Trust Company of New York, as trustee, and IBJ Whitehall Bank & Trust Company, as collateral agent (incorporated by reference to Exhibit 4.4.5 to the 1999
                Form S-4).

4.15            Collateral Pledge and Security Agreement, dated as of May 15,
                1999, between the Company, as pledgor, and United States Trust
                Company of New York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999 Form S-4).

4.16            Intercreditor Agreement, dated May 15, 1999, by and between IBJ
                Whitehall Bank & Trust Company, as trustee, and United States
                Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4.7 to the 1999 Form S-4).

4.17            Common Stock Purchase Warrant granted by the Company to Ford
                Motor Company, dated June 11, 1999 (incorporated by reference to
                Exhibit 4.5.1 to the 1999 Form S-4).

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


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

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


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

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


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

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

10.20           Credit Agreement, dated as of June 30, 1998 (the "Credit
                Agreement"), among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.21           First Amendment, dated as of May 4, 1999, to the Credit
                Agreement (filed herewith).

10.22 Pledge Agreement, dated as of June 30, 1998, made by the Company in favor of Bank of America National Trust and Savings
                Association, as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.23           Summary Term Sheet/Commitment, dated June 15, 1997, among the
                Company and Everest Capital International, Ltd., Everest Capital
                Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 8, 1997).

10.24.1         Engagement Letter Agreement, dated June 14, 1997, between the
                Company and Libra Investments, Inc. (incorporated by reference to Exhibit 10.26.1 to the 1997 Form 10-K).

10.24.2         Engagement Letter Agreement, dated August 6, 1997, between the
                Company and Libra Investments, Inc. (incorporated by reference to Exhibit 10.26.2 to the 1997 Form 10-K).

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


   EXHIBIT                                         DESCRIPTION
   -------                                         -----------

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

10.32* CD Radio 1999 Long-Term Stock Incentive Plan (incorporated by reference to Appendix I of the Company's definitive Schedule 14A filed with the Commission on May 26, 1999).

'D'10.33 Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (filed herewith, except for Exhibit A thereto, which is included as Exhibit 4.17 hereto).

27.1            Financial Data Schedule (filed herewith).

-------------------
* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Orders or Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The dagger symbol shall be expressed as................................ 'D'
 The section symbol shall be expressed as............................... 'SS'