Form 10-Q
period 1999-09-30
CD RADIO INC
filed 1999-11-15
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999

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

         Yes   X        No______
              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                       26,820,240 SHARES
--------------------------------------------------------------------------------
          (Class)                           (Outstanding as of November 8, 1999)

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

Part I - Financial Information

                                                                                       Page

       Consolidated Statements of Operations (unaudited) for the three                    1
          and nine month periods ended September 30, 1999 and 1998 and for the period May 17, 1990 (date of inception) to September 30, 1999

       Consolidated Balance Sheets (unaudited) as of September 30, 1999                   2
          and December 31, 1998

       Consolidated Statements of Cash Flows (unaudited) for the nine                     3
          month periods ended September 30, 1999 and 1998 and for the period May 17, 1990 (date of inception) to September 30, 1999

       Notes to Consolidated Financial Statements (unaudited)                             4

       Management's Discussion and Analysis of Financial Condition and                    7
          Results of Operations

Part II - Other Information                                                              15

Signatures                                                                               16


                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                    Cumulative for
                                              For the Three Months                  For the Nine Months               the period
                                                 Ended Sept. 30                       Ended Sept. 30,                May 17, 1990
                                         --------------------------------   ----------------------------------  (date of inception)
                                             1999               1998            1999              1998           to Sept. 30, 1999
                                         ------------         -----------   ------------      ----------------  -------------------
Revenue                                  $     -              $    -        $    -            $    -             $        -

Operating expenses:
     Engineering, design and development   (7,188,000)           (681,000)   (21,532,000)       (1,455,000)          (27,947,000)
     General and administrative            (5,744,000)         (2,384,000)   (17,162,000)       (6,826,000)          (47,707,000)
     Special charges                           -                  -              -             (25,682,000)          (27,682,000)
                                         ------------         -----------   ------------      ------------         -------------
          Total operating expenses        (12,932,000)         (3,065,000)   (38,694,000)      (33,963,000)         (103,336,000)
                                         ------------         -----------   ------------      ------------         -------------

Other income (expense):
     Interest and investment income         3,809,000           1,866,000     10,209,000         5,769,000            21,861,000
     Interest expense, net of
          capitalized interest             (4,000,000)         (2,045,000)    (7,683,000)      (11,027,000)          (24,067,000)
                                         ------------         -----------    ------------      ------------        -------------
                                             (191,000)           (179,000)     2,526,000        (5,258,000)           (2,206,000)
                                         ------------         -----------    ------------      ------------        -------------

Income (loss) before income taxes         (13,123,000)         (3,244,000)   (36,168,000)      (39,221,000)         (105,542,000)

Income taxes:
     Federal                                   -                   -             -                 (38,000)           (1,982,000)
     State                                     -                   -             -                 -                    (313,000)
                                         ------------         -----------   ------------      ------------         -------------
Net loss                                  (13,123,000)         (3,244,000)   (36,168,000)      (39,259,000)         (107,837,000)
                                         ------------         -----------   ------------      ------------         -------------

Preferred stock dividend                   (7,721,000)         (4,344,000)   (22,573,000)      (13,563,000)          (44,291,000)

Preferred stock deemed dividend            (2,300,000)             -          (6,834,000)          -                 (70,485,000)

Accretion of dividends in connection
     with the issuance of warrants on
     preferred stock                          (77,000)            (62,000)      (225,000)       (6,434,000)           (6,726,000)
                                         ------------         -----------   ------------      ------------         -------------

Net loss applicable to common
     stockholders                        $(23,221,000)        $(7,650,000)  $(65,800,000)     $(59,256,000)        $(229,339,000)
                                         ------------         -----------   ------------      ------------         -------------
                                         ------------         -----------   ------------      ------------         -------------

Net loss per share applicable to common
      stockholders (basic and diluted)   $      (0.96)        $     (0.43)  $      (2.79)     $      (3.51)
                                         ------------         -----------   ------------      ------------
                                         ------------         -----------   ------------      ------------

Weighted average common shares
    outstanding (basic and diluted)        24,095,000          17,686,000     23,575,000        16,859,000
                                         ------------         -----------   ------------      ------------
                                         ------------         -----------   ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.


                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,          December 31,
                                                                                        1999                   1998
                                                                                    ---------------        --------------
                                        ASSETS                                       (unaudited)
Current assets:
     Cash and cash equivalents                                                      $   220,520,000        $   204,753,000
     Marketable securities, at market                                                   172,855,000             60,870,000
     Restricted investments, at amortized cost                                           80,832,000              -
     Prepaid expense and other                                                              605,000                166,000
                                                                                    ---------------        ---------------
       Total current assets                                                             474,812,000            265,789,000
                                                                                    ---------------        ---------------

Property and equipment, at cost:
     Satellite construction in process                                                  312,373,000            188,849,000
     Launch construction in process                                                     162,211,000             87,492,000
     Broadcast studio equipment                                                          11,791,000                 87,000
     Leasehold improvements                                                              13,857,000              5,081,000
     Terrestrial repeater network in process                                              4,702,000              1,990,000
     Other                                                                                8,180,000                156,000
                                                                                    ---------------        ---------------
                                                                                        513,114,000            283,655,000

     Less accumulated depreciation                                                         (546,000)               (21,000)
                                                                                    ---------------        ---------------
                                                                                        512,568,000            283,634,000
                                                                                    ---------------        ---------------


Other assets:

    FCC license                                                                          83,368,000             83,368,000
    Debt issue costs, net                                                                24,227,000              9,313,000
    Other                                                                                 2,898,000              1,776,000
                                                                                    ---------------        ---------------
        Total other assets                                                              110,493,000             94,457,000
                                                                                    ---------------        ---------------

        Total assets                                                                $ 1,097,873,000        $   643,880,000
                                                                                    ---------------        ---------------
                                                                                    ---------------        ---------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                          $    28,152,000        $     5,481,000
     Satellite & launch construction payable                                              -                      8,479,000
     Short-term notes payable                                                           111,520,000             70,863,000
                                                                                    ---------------        ---------------
       Total current liabilities                                                        139,672,000             84,823,000
Long-term notes payable and accrued interest                                            471,515,000            153,033,000
Deferred satellite payments and accrued interest                                         47,298,000             31,324,000
Deferred income taxes                                                                     2,237,000              2,237,000
                                                                                    ---------------        ---------------
       Total liabilities                                                                660,722,000            271,417,000
                                                                                    ---------------        ---------------

Commitments and contingencies
10 1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, 1,465,916 and 1,467,416 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively
   (liquidation preferences of $146,591,600 and $146,741,600), at net
   carrying value including accrued dividends                                           170,362,000            156,755,000

9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 4,300,000 shares authorized, 1,350,000 shares issued and outstanding at September 30, 1999 and December 31, 1998 (liquidation preference of $135,000,000), at net carrying value including
   accrued dividends                                                                    146,957,000            137,755,000

9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 2,100,000 shares authorized, no shares issued or outstanding                    -                      -

Stockholders' equity:
     Preferred stock, $.001 par value: 50,000,000 shares authorized                       -                      -
       8,000,000 shares designated as 5% Delayed Convertible Preferred
       Stock; none issued or outstanding
     Common stock, $.001 par value: 200,000,000 shares authorized,
       26,354,591 and 23,208,949 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                                26,000                 23,000
     Additional paid-in capital                                                         227,643,000            149,599,000
     Deficit accumulated during the development stage                                  (107,837,000)           (71,669,000)
                                                                                    ---------------        ---------------
       Total stockholders' equity                                                       119,832,000             77,953,000
                                                                                    ---------------        ---------------

       Total liabilities and stockholders' equity                                   $ 1,097,873,000        $   643,880,000
                                                                                    ---------------        ---------------
                                                                                    ---------------        ---------------

The accompanying notes are an integral part of these consolidated financial statements.


                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                   Cumulative for
                                                                                                                     the period
                                                                          For the Nine Months Ended Sept. 30,       May 17, 1990
                                                                          -----------------------------------    (date of inception)
                                                                                1999                  1998        to Sept. 30, 1999
                                                                          --------------       --------------    -------------------
Cash flows from development stage activities:
     Net loss                                                             $  (36,168,000)      $  (39,259,000)      $  (107,837,000)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
          Depreciation and amortization                                          527,000               34,000             2,257,000
          Unrealized (gain) loss on marketable securities                        126,000              (96,000)             (107,000)
          (Gain) loss on disposal of assets                                       10,000              -                     115,000
          Special charges                                                        -                 23,557,000            25,557,000
          Accretion of notes payable charged as interest expense               4,212,000           17,302,000            32,078,000
          Sales (purchases) of marketable securities and restricted
               investments, net                                             (191,386,000)         158,203,000          (252,023,000)
          Compensation expense in connection with
               issuance of common stock and stock options                        695,000               41,000             4,031,000
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expense and other                                             (439,000)             302,000              (605,000)
          Due to related party                                                   -                    -                     351,000
          Other assets                                                        (4,062,000)          (2,069,000)           (8,088,000)
          Accounts payable and accrued expenses                               14,864,000            2,111,000            20,416,000
          Deferred taxes                                                         -                    -                   2,237,000
                                                                          --------------       --------------      ----------------
            Net cash provided by (used in) development stage activities     (211,621,000)         160,126,000          (281,618,000)
                                                                          --------------       --------------      ----------------

Cash flows from investing activities:
      Purchase of FCC license                                                    -                   -                  (83,368,000)
      Payments for satellite construction                                    (91,463,000)         (63,470,000)         (240,409,000)
      Payments for launch services                                           (68,357,000)         (83,995,000)         (178,212,000)
      Other capital expenditures                                             (31,228,000)          (1,706,000)          (38,928,000)
      Acquisition of Sky-Highway Radio Corp.                                     -                   -                   (2,000,000)
                                                                          --------------       --------------      ----------------
            Net cash used in investing activities                           (191,048,000)        (149,171,000)         (542,917,000)
                                                                          --------------       --------------      ----------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                 159,657,000           60,421,000           230,520,000
     Proceeds from issuance of common stock, net                              67,994,000             -                  251,437,000
     Proceeds from issuance of preferred stock, net                              -                   -                  250,068,000
     Proceeds from exercise of stock options and warrants                        785,000               99,000             5,725,000
     Proceeds from issuance of promissory notes
         and units, net                                                      190,000,000             -                  306,535,000
     Proceeds from issuance of promissory notes to
         related parties                                                         -                   -                    2,965,000
     Repayment of promissory notes                                               -                   -                   (2,635,000)
     Loan from officer                                                           -                   -                      440,000
                                                                          --------------       --------------      ----------------
            Net cash provided by financing activities                        418,436,000           60,520,000         1,045,055,000
                                                                          --------------       --------------      ----------------

Net increase in cash and cash equivalents                                     15,767,000           71,475,000           220,520,000
Cash and cash equivalents at the beginning of period                         204,753,000              900,000               -
                                                                          --------------       --------------      ----------------
Cash and cash equivalents at the end of period                            $  220,520,000       $   72,375,000      $    220,520,000
                                                                          --------------       --------------      ----------------
                                                                          --------------       --------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.


                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

GENERAL

         The accompanying consolidated financial statements and the notes thereto do not include all of the information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly state our consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

         Net loss per common share is based on the weighted average number of common shares outstanding during such periods. Options and warrants granted by us have not been included in the calculation of net loss per share because such items were antidilutive.

         The following is a reconciliation of net loss per common share, before preferred stock dividend requirements, to net loss per share applicable to common stockholders:

                                                             For the Three Months        For the Nine Months
                                                              Ended September 30,        Ended September 30,
                                                             1999          1998         1999          1998
                                                           --------      -------      -------        ------
Per common shares (basic and diluted):
Net loss                                                   $  (0.54)     $  (0.18)    $   (1.53)   $   (2.33)
Preferred stock dividend requirements                         (0.42)        (0.25)        (1.25)       (0.80)
Accretion of dividends in connection with the
    issuance of warrants on preferred stock                      -             -          (0.01)       (0.38)
                                                           ---------     ---------    ----------   ----------
Net loss applicable to common stockholders                 $  (0.96)     $  (0.43)    $   (2.79)   $   (3.51)
                                                           ---------     ---------    ----------   ----------


MARKETABLE SECURITIES

         Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $107,000 and $232,000 at September 30, 1999 and December 31, 1998, respectively.

RESTRICTED INVESTMENTS

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $276,000 at September 30, 1999. The securities included in restricted investments are restricted to provide for the first six scheduled interest payments on our 14 1/2% Senior Secured Notes due 2009.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $56,028,000 and $16,243,000 at September 30, 1999 and December 31, 1998, respectively.

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

ENGINEERING, DESIGN AND DEVELOPMENT COSTS

         We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets"), which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine, Panasonic, Recoton and Delphi-Delco to design and develop equipment that will be used to receive our broadcasts, pursuant to which we have agreed to pay certain development costs. We record expenses under these contracts as the work is performed. Total expenses related to these contracts were $5,831,000 and $18,279,000 in the three month period and nine month period ended September 30, 1999, respectively.

SPECIAL CHARGES

         During the quarter ended June 30, 1998, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling approximately $25,682,000 related primarily to the termination of such contracts.

RECLASSIFICATIONS

         Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

SUBSEQUENT EVENTS

         On October 6, 1999, the underwriters of our 8 3/4 % Convertible Subordinated Notes due 2009 and the underwriters of our offering of 3,000,000 shares of common stock, each of which offerings was consummated on September 29, 1999, exercised their respective options to purchase additional 8 3/4% Convertible Subordinated Notes due 2009 in an aggregate principal amount of $18,750,000 and an additional 450,000 shares of our common stock for $11,375,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources of Funding" for further information relating to the 8 3/4% Convertible Subordinated Notes due 2009 and common stock offerings.

         On October 13, 1999, we sold to Apollo Investment Fund IV, L.P., a Delaware limited partnership ("AIF IV"), and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership ("AOP IV" and, together with AIF IV, the "Apollo Investors"), 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for an aggregate purchase price of $65 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources - Sources of Funding" for further information relating to this sale of the Series B Preferred Stock.

                          CD RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made in this report. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 1998. Among the key factors that have a direct bearing on our future results of operations are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; our dependence on Loral, Lucent and consumer electronics manufacturers; the unavailability of receivers and antennas; risk of launch failure; unproven market for our proposed service; unproven applications of existing technology; and our need for additional financing.

OVERVIEW

         CD Radio was organized in May 1990 and is in its development stage. Our principal activities to date have included developing our technology, developing our terrestrial repeater network, arranging for the design and development of chip sets and receivers, obtaining regulatory approval for the CD Radio service, commencing the construction of four satellites, constructing our production and broadcast facility, acquiring content for our programming, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We require additional capital to complete development and commence operations of CD Radio. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

         Each of the elements of the CD Radio system - satellites, terrestrial repeater network, National Broadcast Studio and CD Radio receivers - is on schedule to permit us to begin operations at the end of the fourth quarter of 2000. Loral plans to launch our satellites on Proton rockets. On each of July 5, 1999 and October 27, 1999, a Proton rocket carrying a Russian payload malfunctioned during flight. As a result of the October 27th failure, Proton rocket launches have been suspended and the Russian government has appointed an investigatory commission. These developments may delay one or more of our anticipated satellite launches, currently scheduled for January, March and May 2000. Even if a launch delay were to occur, however, we do not currently expect any delay in the introduction of our service.

         Upon commencing operations, we expect our primary source of revenues to be monthly subscription fees. We currently anticipate that our subscription fee will be $9.95 per month to receive CD Radio broadcasts, with a one time, modest activation fee per subscriber. In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels. We do not expect to recognize revenues from operations until the first quarter of 2001, at the earliest. We do not intend to manufacture the receivers necessary to receive CD Radio and thus we will not receive any revenues from their sale. Although we hold patents covering some of the technology which will be used in these receivers, we expect to license our technology to manufacturers at no charge.

         We expect that the operating expenses associated with our service will consist primarily of marketing, sales, programming, maintenance of our satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses. As of November 8, 1999, we had 84 employees and 19 part-time consultants. We expect to have approximately 150 employees by the time we commence operations.

         In addition to funding initial operating losses, we require funds for working capital, interest and financing costs on borrowings and capital expenditures in the near term.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         We recorded net losses of $13,123,000 and $3,244,000 for the three months ended September 30, 1999 and 1998, respectively. Our total operating expenses were $12,932,000 and $3,065,000 for the three months ended September 30, 1999 and 1998, respectively.

         Engineering, design and development costs were $7,188,000 and $681,000 for the three months ended September 30, 1999 and 1998, respectively. Engineering costs increased in the 1999 quarter primarily due to payments to Lucent in connection with the chip set development effort and payments to consumer electronic manufacturers in connection with receiver development efforts.

         General and administrative expenses increased for the three months ended September 30, 1999 to $5,744,000 from $2,384,000 for the three months ended September 30, 1998. General and administrative expenses increased due to the occupancy of our new offices and National Broadcast Studio and the growth of our management team and workforce. The major components of general and administrative expenses in the 1999 quarter were salaries and employment related costs (29%), rent and occupancy costs (22%) and legal and regulatory fees (10%), while in the 1998 quarter the major components were salaries and employment related costs (36%), rent and occupancy costs (13%) and legal and regulatory fees (22%). The remaining portion of general and administrative expenses (39% in the 1999 quarter and 29% in the 1998 quarter) consisted of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 1999 quarter and the 1998 quarter.

         The increase in interest and investment income to $3,809,000 for the three months ended September 30, 1999, from $1,866,000 in the three months ended September 30, 1998, was the result of higher average balances of cash, marketable securities and restricted investments during the 1999 quarter. The higher average balances of cash, marketable securities and restricted investments during the quarter were due to the proceeds from the issuance of securities during the second and third quarters of 1999 and the fourth quarter of 1998 exceeding the amount of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

         Interest expense, net of capitalized interest, was $4,000,000 for the three months ended September 30, 1999 and was $2,045,000 in the three months ended September 30, 1998. This increase in net interest expense was due to interest expense increasing by an amount ($13,070,000) greater than the corresponding increase in capitalized interest ($11,115,000).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         We recorded net losses of $36,168,000 and $39,259,000 for the nine months ended September 30, 1999 and 1998, respectively. Our total operating expenses were $38,694,000 and $33,963,000 for the nine months ended September 30, 1999 and 1998, respectively. Excluding the special charges totaling $25,682,000 recorded in the 1998 second quarter, we recorded a net loss of $13,577,000 and operating expenses of $8,281,000 for the nine months ended September 30, 1998.

         Engineering, design and development costs were $21,532,000 and $1,455,000 for the nine months ended September 30, 1999 and 1998, respectively. Engineering costs increased in the 1999 period primarily due to payments to Lucent in connection with the chip set development effort and payments to consumer electronic manufacturers in connection with receiver development efforts.

         General and administrative expenses increased for the nine months ended September 30, 1999 to $17,162,000 from $6,826,000 for the nine months ended September 30, 1998. General and administrative expenses increased due to the occupancy of our new offices and National Broadcast Studio and the growth of our management team and workforce. The major components of general and administrative expenses in the 1999 period were salaries and employment related costs (30%), rent and occupancy costs (24%) and legal and regulatory fees (13%), while in the 1998 period the major components were salaries and employment related costs (30%), rent and occupancy costs (15%) and legal and regulatory fees (17%). The remaining portion of general and administrative expenses (33% in the 1999 period and 38% in the 1998 period) consisted of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 1999 period and only consulting (14%) exceeding 10% of the total in the 1998 period.

         The increase of interest income to $10,209,000 for the nine months ended September 30, 1999, from $5,769,000 in the nine months ended September 30, 1998, was the result of higher average balances of cash, marketable securities and restricted investments during the 1999 period. The higher average balances of cash, marketable securities and restricted investments during the period were due to the proceeds from the issuance of securities during the second and third quarters of 1999 and the fourth quarter of 1998 exceeding the amount of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

         Interest expense, net of capitalized interest, decreased to $7,683,000 for the nine months ended September 30, 1999, from $11,027,000 in the 1998 period. This decrease in net interest expense was due to capitalized interest increasing by an amount ($31,478,000) greater than the corresponding increase in interest expense ($28,134,000).

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had a total of cash, cash equivalents, marketable securities and restricted investments of $474,207,000 and working capital of $335,140,000 compared with cash, cash equivalents and marketable securities of approximately $265,623,000 and working capital of $180,966,000 at December 31, 1998. The increases in the respective balances are due to the proceeds from the issuance of units consisting of our 14 1/2% Senior Secured Notes due 2009 and related warrants during the second quarter of 1999, the proceeds from the issuance of our 8 3/4% Convertible Subordinated Notes due 2009 during the third quarter of 1999 and the proceeds from our issuance of common stock during the third quarter of 1999 (see - Sources of Funding) exceeding capital expenditures and operating expenses for the first nine months of 1999. As part of the issuance of the 15% Senior Secured Notes due 2007 in the 1999 second quarter, we were required to place approximately $79 million of government securities in a restricted account to be used only to pay the interest on these notes during their first three years.

FUNDING REQUIREMENTS

         We require near-term funding to continue building our CD Radio system. We believe we can fund our planned operations and the construction of our satellite system into the second quarter of 2000 from our existing working capital at September 30, 1999 and from the proceeds of the sale of our Series B Preferred Stock to the Apollo Investors and sale of our 8 3/4% Convertible Subordinated Notes due 2009 and common stock in connection with the exercise of the underwriters over-allotment options in October 1999. We estimate that we will require a total of approximately $1,170 million to develop and commence operations by the end of the fourth quarter of 2000. We have raised and identified sources of approximately $1,216 million (which includes $115 million of debt financing that must be repaid by the earlier of February 29, 2000 and ten days prior to the launch of our second satellite), leaving expected excess cash of approximately $46 million to fund our operations after the fourth quarter of 2000. However, if Bank of America is unable to arrange a new credit facility for us, we will need to raise $115 million to refinance the existing credit facility in the first quarter of 2000 and an additional $60 million to fund our operations through the end of the fourth quarter of 2000. In addition, we anticipate cash requirements of approximately $150 million to fund our operating costs during the first full year of operations. We expect to finance the remainder of our funding requirements through the future issuance of debt or equity securities, or a combination of debt and equity securities.

         To build and launch the satellites necessary for the operations of CD Radio we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to become our launch service provider. We are committed to make aggregate payments of approximately $736 million under the Loral Satellite Contract, which includes $15 million of long-lead time parts for a fifth satellite and $3 million for integration analysis of the viability of using the Sea Launch platform as an alternative launch vehicle for our satellites. As of September 30, 1999, $377 million of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of these payments are contingent upon Loral meeting specified milestones in the construction of our satellites.

         We also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of operations of CD Radio. We expect our interest expense will increase significantly when compared to our 1998 interest expense; however, our 15% Senior Secured Discount Notes due 2007 will not require cash payments of interest until June 2003. In addition, a portion of the net proceeds of the issuance of our 14 1/2% Senior Secured Notes due 2009 was used to purchase a portfolio of U.S. government securities in an amount sufficient to pay the first six payments of interest on these notes. We currently expect to fund interest payments on our 8 3/4% Convertible Subordinated Notes due 2009 beginning in March 2000 through proceeds from the issuance of equity. We cannot assure you that any such issuances will be accomplished on terms advantageous to us, or at all.

         We cannot assure that we will be able to obtain additional financing on favorable terms, or at all, or that we will be able to do so in a timely fashion. The indentures governing our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our bank credit facility contain, and documents governing any indebtedness incurred in the future are expected to contain, provisions limiting our ability to incur additional indebtedness. If additional financing were not available on a timely basis, we would be required to delay satellite and/or launch vehicle construction to conserve cash and to fund continued operations, which would cause delays in the commencement of operations and increase costs.

         The amount and timing of our actual cash requirements will depend upon numerous factors, including costs associated with the construction and deployment of our satellite system and terrestrial repeater network, costs associated with the design and development of chip sets and receivers, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, launch failures, launch services or satellite system change orders, or any shortfalls in estimated levels of operating cash flow.

SOURCES OF FUNDING

         To date, we have funded our capital needs through the issuance of debt and equity securities and borrowings under our bank credit facility. As of September 30, 1999, we had identified or received a total of $582 million in net equity capital, which includes the net proceeds from the sale of our Series B Preferred Stock to the Apollo Investors and the sale of 450,000 shares of common stock to the underwriters in connection with the exercise of their over-allotment option, both in October 1999. In 1997 we received a total of $192 million as a result of the issuance of 5,400,000 shares of 5% Delayed Convertible Preferred Stock, resulting in net proceeds of $121 million, and the issuance of 4,955,488 shares of common stock, resulting in net proceeds of $71 million. In November 1997, we exchanged 1,846,799 shares of our newly issued 10 1/2% Series C Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for all of the outstanding shares of 5% Delayed Convertible Preferred Stock. On November 2, 1998, we sold 5,000,000 shares of common stock to Prime 66 Partners, L.P., resulting in net proceeds of $98 million and on December 23, 1998, we sold 1,350,000 shares of the 9.2% Series A Junior Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to the Apollo Investors resulting in net proceeds of $129 million. In September 1999, we issued 3,000,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $68 million. In October 1999, we issued 450,000 shares of our common stock to the underwriters of our September 1999 common stock offering in connection with the exercise of their over-allotment option, resulting in net proceeds of $10 million, and issued 650,000 shares of our Series B Junior Preferred Stock to the Apollo Investors for net proceeds of $63 million.

         Shares of our Series A Preferred Stock and our Series B Preferred Stock (collectively, the "Junior Preferred Stock") are convertible into shares of common stock at a price of $30 per share. The Junior Preferred Stock is callable by us beginning November 15, 2001 if the current market price, as defined in the Certificate of Designation of the Junior Preferred Stock, of our common stock exceeds $60 per share for a period of 20 consecutive trading days, and in all events will be callable beginning November 15, 2003 at a price 100% and must be redeemed by us on November 15, 2011. Dividends on the Junior Preferred Stock are payable-in-kind or cash annually, at our option. Holders of the Junior Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our common stock have the right to vote.

         In September 1999, we issued $125,000,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering resulting in net proceeds of $119 million. In October 1999, we issued an additional $18,750,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to satisfy the underwriters' over-allotment option, resulting in net proceeds of $18 million. Interest on our 8 3/4% Convertible Subordinated Notes due 2009 is payable semi-annually in cash beginning March 2000. In May 1999, we received net proceeds of approximately $190 million from the issuance of 200,000 units, each consisting of $1,000 aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.65 shares of our common stock. Interest on the 14 1/2% Senior Secured Notes due 2009 is payable semi-annually in cash beginning November 15, 1999. We invested approximately $79.3 million of the net proceeds of the 14 1/2% Senior Secured Notes due 2009 in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. As required by the terms of the warrants, we adjusted the number of shares for which each warrant may be exercised to 3.792 shares and the exercise price per share to $27.53 per share in connection with our issuance of 3,000,000 shares of common stock and $125,000,000 principal amount of 8 3/4% Convertible Subordinated Notes due 2009 on September 29, 1999.

         In November 1997, we received net proceeds of $116 million from the issuance of 12,910 units, each consisting of $20,000 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3,000. All these warrants were exercised in 1997. The aggregate value at maturity of the 15% Senior Secured Discount Notes due 2007 is $297 million. The 15% Senior Secured Discount Notes due 2007 mature on November 15, 2007 and the first cash interest payment is due in June 2003. The indentures governing the 15% Senior Secured Discount Notes due 2007 and the 14 1/2% Senior Secured Notes due 2009 contain some limitations on our ability to incur additional indebtedness. The 15% Senior Secured Discount Notes due 2007 and the 14 1/2% Senior Secured Notes due 2009 are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license.

         On July 28, 1998, we entered into a credit agreement (the "Tranche A Facility") with a group of financial institutions (the "Lenders"), including Bank of America as agent and a lender, under which the Lenders agreed to provide us a term loan facility in an aggregate principal amount of up to $115 million (the "Tranche A Loans"). The proceeds of the Tranche A Loans are being used to fund a portion of the progress payments required to be made by us under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to the Tranche A Facility. The Tranche A Loans are due on the earlier of February 29, 2000 and ten days prior to the launch of our second satellite. As of September 30, 1999, we had borrowed approximately $112 million under the Tranche A Facility, substantially all of which was used to make progress payments under the Loral Satellite Contract.

         In connection with the Tranche A Facility, Loral agreed with Bank of America that at maturity of the Tranche A Loans (including maturity as a result of an acceleration), upon the occurrence of our bankruptcy or upon the occurrence of an event of default by Loral under its agreement with Bank of America, Loral will repurchase from the Lenders the Tranche A Loans at a price equal to the principal amount of the Tranche A Loans plus accrued and unpaid interest. In exchange for providing this credit support, we pay Loral a fee equal to 1.25% per annum of the outstanding amount of the Tranche A Loans from time to time.

         We have also entered into an agreement with Bank of America under which Bank of America has agreed to attempt to arrange a syndicate of lenders to provide a term loan facility for us in the aggregate principal amount of $225 million. It is anticipated that a portion of the proceeds of these loans would be used to repay the amounts outstanding under the Tranche A Facility and for other general corporate purposes. Bank of America has not committed to provide this term loan facility. The availability of these loans when required to repay the amounts outstanding at maturity under the Tranche A Facility will be influenced by a variety of factors, some of which, including the market for syndicated bank loans generally, are outside of our control. The closing of this term loan facility is expected to be conditioned on the satisfaction of significant conditions and there is no assurance that these loans will be arranged or that the proposed terms of these loans will be acceptable to us. If we are unable to close this facility, we will seek to repay the Tranche A Loans from the proceeds of the sale of debt securities, equity securities or a combination of debt and equity securities.

         Loral has agreed to defer a total of $50 million of the payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be paid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have agreed to grant Loral a security interest in our terrestrial repeater network. If there is a satellite or launch failure, we will be required to pay Loral the deferred amount for the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount for that satellite will become due within 60 days of this election.

OTHER MATTERS - THE YEAR 2000 ISSUE

         The Year 2000 Issue will test the capability of business processes to function correctly. We have undertaken an effort to identify and mitigate The Year 2000 Issue in our information systems, product, suppliers and facilities. Our approach to The Year 2000 Issue can be separated into four phases: (1) define/measure-identify and inventory possible sources of Year 2000 Issues; (2) analyze-determine the nature and extent of Year 2000 Issues and develop project plans to address those issues; (3) improve-execute project plans and perform a majority of the testing; and (4) control-complete testing, continue monitoring readiness and complete necessary contingency plans. The first three phases of the program have been completed for a substantial majority of our mission-critical activities. Management plans to have nearly all significant information systems and facilities through the control phase of the program by the end of November 1999.

         We have also communicated with our significant vendors and suppliers to determine the extent to which we are vulnerable to the failure of these parties to remedy Year 2000 Issues. These parties have indicated that they have implemented Year 2000 remediation projects. However, we can give no assurance that failure to address The Year 2000 Issues by third parties on whom our systems and business processes rely would not have a material adverse effect on our operations or financial condition.

         Our total Year 2000 Issue remediation expenditures are expected to be approximately $100,000. As of September 30, 1999 we have completed approximately 70% of our Year 2000 remediation project. Substantially all of the remainder is expected to be completed by the end of November 1999. The activities involved in The Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                     PART II

                                OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) On September 29, 1999, we issued (i) $125,000,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 and (ii) 3,000,000 shares of our common stock in offerings (the "Offerings") made pursuant to a Registration Statement on Form S-3 (File No. 333-86003) under the Securities Act of 1933, as amended. On October 6, 1999, we issued an additional
(i) $18,750,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 and (ii) 450,000 shares of our common stock, in each case to the underwriters of the Offerings in connection with their exercise of the respective over-allotment options granted to them.

         In connection with the sales of our 8 3/4% Convertible Subordinated Notes due 2009 and common stock described above, we paid an aggregate of $14.1 million in underwriting discounts, selling concessions and fees to investment banking firms. The proceeds from the sale of our 8 3/4% Convertible Subordinated Notes due 2009 and common stock will be used to finance the construction and launch of our satellites and for general corporate purposes.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K:

                  On September 27, 1999, we filed a Current Report on Form 8-K to report that, in accordance with Section 305(b) of the Trust Indenture Act of 1939 and the rules under this act, we filed a Statement of Eligibility and Qualification on Form T-1 of U.S. Trust Company of Texas, N.A. to act as trustee with respect to our 8 3/4% Convertible Subordinated Notes due 2009.

                  On October 1, 1999, we filed a Current Report on Form 8-K to report (i) that we had amended the Rights Agreement, dated October 22, 1997, between us and Continental Stock Transfer & Trust Company, as rights agent, to permit Ford Motor Company to purchase up to 808,081 shares of our common stock from the underwriters of our public offering of such shares on September 29, 1999, and to permit Everest Capital Management Ltd. ("Everest") and any investment partnership or similar investment fund managed or advised by Everest to purchase up to $50,000,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 from the underwriters of our public offering of our 8 3/4% Convertible Subordinated Notes due 2009 and
         (ii) that in connection with our issuance of our 8 3/4% Convertible Subordinated Notes due 2009 we entered into (a) an Indenture, dated as of September 29, 1999 (the "Indenture"), between us and the U.S. Trust Company of Texas, N.A. and (b) a First Supplemental Indenture, dated September 29, 1999, to the Indenture, between us and U.S. Trust Company of Texas, N.A.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CD RADIO INC.

                                       By:      /s/ Edward Weber, Jr.
                                          __________________________________
                                                   Edward Weber, Jr.
                                                     Controller
                                             (Principal Accounting Officer)

November 15, 1999

                                  EXHIBIT INDEX

EXHIBIT                                     DESCRIPTION
-------                                     -----------
3.1             Certificate of Amendment, dated June 16, 1997, to the CD Radio
                Inc. (the "Company") Certificate of Incorporation and the
                Company's Amended and Restated Certificate of Incorporation,
                dated January 31, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999).

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

3.5.1           Form of Certificate of Designations, Preferences and Relative,
                Participating, Optional and Other Special Rights of 10 1/2%
                Series C Convertible Preferred Stock (the "Series C Certificate of Designations") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No.
                333-34761)).

3.5.2           Certificate of Correction to Series C Certificate of
                Designations (incorporated by reference to Exhibit 3.5.2 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1997 (the "1997 Form 10-K")).

3.5.3           Certificate of Increase of 10 1/2% Series C Convertible
                Preferred Stock (incorporated by reference to Exhibit 3.5.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

3.6             Certificate of Designations, Preferences and Relative,
                Participating, Optional and Other Special Rights of the
                Company's 9.2% Series A Junior Cumulative Convertible
                Preferred Stock (filed herewith).

3.7             Certificate of Designations, Preferences and Relative,
                Participating, Optional and Other Special Rights of the
                Company's 9.2% Series B Junior Cumulative Convertible Preferred
                Stock (filed herewith).

EXHIBIT                                     DESCRIPTION
-------                                     -----------
4.1             Form of Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).

4.2             Form of Certificate for Shares of 10 1/2% Series C Convertible
                Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No.
                333-34761)).

4.3.1           Rights Agreement, dated as of October 22, 1997, between the
                Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 1 to the Form
                8-A).

4.3.2           Form of Right Certificate (incorporated by reference to Exhibit
                B to Exhibit 1 to the Form 8-A).

4.3.3 Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust
                Company, as rights agent, dated as of October 13, 1998
                (incorporated by reference to Exhibit 99.2 to the Company's
                Current Report on Form 8-K dated October 13, 1998).

4.3.4 Amendment to Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust
                Company, as rights agent, dated as of November 13, 1998
                (incorporated by reference to Exhibit 99.7 to the Company's
                Current Report on Form 8-K dated November 17, 1998).

4.3.5           Amended and Restated Amendment to Rights Agreement, dated as of
                October 22, 1997, between the Company and Continental Stock
                Transfer & Trust Company, as rights agent, dated as of December
                22, 1998 (incorporated by reference to Exhibit 6 to the Amendment No. 1 to the Form 8-A filed with the Commission on January 6, 1999).

4.3.6 Amendment to the Rights Agreement, dated as of October 22, 1997, between the Company and Continental Stock Transfer & Trust
                Company, as rights agent, dated as of June 11, 1999
                (incorporated by reference to Exhibit 4.1.8 to the Company's
                Registration Statement on Form S-4 (File No. 333-82303) filed on
                July 2, 1999 (the "1999 Units Registration Statement")).

4.3.7           Amendment to the Rights Agreement, dated as of October, 22,
                1997, between the Company and Continental Stock Transfer & Trust
                Company, as rights agent, dated as of September 29,1999
                (incorporated by reference to Exhibit 4.1 to the Company's
                Current Report on Form 8-K filed with the Commission on October
                13, 1999).

4.4 Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-3 (File No. 333-34769) (the "1997 Units
                Registration Statement")).

4.5 Form of Note (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

EXHIBIT                                     DESCRIPTION
-------                                     -----------
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

4.10 Notes Registration Rights Agreement, dated as of May 13, 1999, among the Company and Merrill Lynch & Co., Merrill Lynch,
                Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc., Bear,
                Stearns & Co. Inc., NationsBanc Montgomery Securities LLC and
                U.S. Bancorp Libra (incorporated by reference to Exhibit 4.4.1 to the 1999 Units Registration Statement).

4.11            Indenture between the Company and United States Trust Company of
                New York, as trustee, dated as of May 15, 1999, relating to the Company's 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration
                Statement).

4.12 Form of Certificate for 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Article VII to Exhibit
                4.01 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 1999)

4.13            Indenture between the Company and United States Trust Company of
                Texas, N.A., dated as of September 29, 1999, with respect to the Company's 8 3/4% Convertible Subordinated Notes due 2009
                (incorporated by reference to Exhibit 4.2 to the Company's
                Current Report on Form 8-K filed with the Commission on October
                13, 1999).

4.14 First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas,
                N.A., with respect to the Company's 8 3/4% Convertible
                Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on October 11, 1999).

EXHIBIT                                     DESCRIPTION
-------                                     ------------
4.15            Form of 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration
                Statement).

4.16 Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent
                (incorporated by reference to Exhibit 4.4.4 to the 1999 Units
                Registration Statement).

4.17 Amended and Restated Pledge Agreement, dated as of May 15, 1999, among the Company, as pledgor, IBJ Whitehall Bank & Trust
                Company, as trustee, United States Trust Company of New York, as trustee, and IBJ Whitehall Bank & Trust Company, as collateral agent (incorporated by reference to Exhibit 4.4.5 to the 1999
                Units Registration Statement).

4.18            Collateral Pledge and Security Agreement, dated as of May 15,
                1999, between the Company, as pledgor, and United States Trust
                Company of New York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999 Units Registration Statement).

4.19            Intercreditor Agreement, dated May 15, 1999, by and between IBJ
                Whitehall Bank & Trust Company, as trustee, and United States
                Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4.7 to the 1999 Units Registration Statement).

4.20            Common Stock Purchase Warrant granted by the Company to Ford
                Motor Company, dated June 11, 1999 (incorporated by reference to
                Exhibit 4.4.2 to the 1999 Units Registration Statement).

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

EXHIBIT                                     DESCRIPTION
-------                                     -----------
10.4.1          Amended and Restated Contract, dated as of June 30, 1998,
                between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998).

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

*10.8           Employment and Non-Competition Agreement, dated as of April 16,
                1997, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.9.1         Employment and Non-Competition Agreement, dated as of April 28,
                1997, between the Company and Keno V. Thomas (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1997).

*10.9.2         Separation Agreement, dated as of July 6, 1998, between the
                Company and Keno V. Thomas (incorporated by reference to Exhibit
                10.11.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

                                       21










EXHIBIT                                     DESCRIPTION
-------                                     -----------
*10.10          Employment and Non-Competition Agreement, dated as of May 18,
                1998, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.11           Registration Agreement, dated January 2, 1994, between the
                Company and M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

*10.12          1994 Stock Option Plan (incorporated by reference to Exhibit
                10.21 to the S-1 Registration Statement).

*10.13          Amended and Restated 1994 Directors' Nonqualified Stock Option
                Plan (incorporated by reference to Exhibit 10.22 to the Annual
                Report on Form 10-K for the year ended December 31, 1995).

10.14.1         Option Agreement, dated as of October 21, 1992, between the
                Company and Batchelder & Partners, Inc. (incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement).

10.14.2 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.15           Settlement Agreement, dated as of April 1, 1994, among the
                Company, M.A. Rothblatt, B.A. Rothblatt and Marcor, Inc.
                (incorporated by reference to Exhibit 10.27 to the S-1
                Registration Statement).

10.16.1 Preferred Stock Investment Agreement dated October 23, 1996 between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.16.2         First Amendment to Preferred Stock Investment Agreement dated
                March 7, 1997 between the Company and certain investors
                (incorporated by reference to Exhibit 10.24.1 to the 1996 Form
                10-K).

10.16.3         Second Amendment to Preferred Stock Investment Agreement dated
                March 14, 1997 between the Company and certain investors
                (incorporated by reference to Exhibit 10.24.2 to the 1996 Form
                10-K).

10.17 Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space & Communications
                Ltd. (incorporated by reference to Exhibit 99.1 to the Company's
                Current Report on Form 8-K filed on August 19, 1997).

10.18           Letter, dated May 29, 1998, terminating Launch Services
                Agreement dated July 22, 1997 between the Company and
                Arianespace S.A.; Arianespace Customer Loan Agreements dated
                July 22, 1997 for Launches #1 and #2 between the Company and
                Arianespace Finance S.A.; and the Multiparty Agreements dated
                July 22, 1997 for Launches #1 and #2 among the Company,
                Arianespace S.A. and

EXHIBIT                                     DESCRIPTION
-------                                     -----------
                Arianespace Finance S.A. (incorporated by reference to Exhibit
                10.21 to the Company's Quarterly Report on Form 10-Q for the
                period ended June 30, 1998).

10.19           Credit Agreement, dated as of June 30, 1998 (the "Credit
                Agreement"), among the Company, the financial institutions from time to time parties thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

10.20           First Amendment, dated as of May 4, 1999, to the Credit
                Agreement (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended
                June 30, 1999).

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

10.24           Radio License Agreement, dated January 21, 1998 between the
                Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

10.25 Amended and Restated Agreement, dated as of February 1, 1999, between Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on February 4, 1999).

*10.26          CD Radio Inc. 401(k) Savings Plan (incorporated by reference to
                Exhibit 4.4 to the Company's Registration Statement on Form S-8
                (File No. 333-65473)).

10.27 Stock Purchase Agreement, dated as of October 8, 1998, between the Company and Prime 66 Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 1998).

10.28.1         Stock Purchase Agreement, dated as of November 13, 1998 (the
                "Apollo Stock Purchase Agreement"), by and among the Company,
                Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV,
                L.P. (incorporated by reference to Exhibit 99.1 to the Company's
                Current Report on Form 8-K dated November 17, 1998).

EXHIBIT                                     DESCRIPTION
-------                                     -----------
10.28.2         Amendment No. 1, dated as of December 23, 1998, to the Apollo
                Stock Purchase Agreement (filed herewith).

10.29 Voting Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV,
                L.P. and David Margolese (incorporated by reference to Exhibit
                99.5 to the Company's Current Report on Form 8-K dated November
                17, 1998).

10.30 Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV,
                L.P., the Company and David Margolese (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 17, 1998).

10.31* CD Radio 1999 Long-Term Stock Incentive Plan (incorporated by reference to Appendix I of the Company's definitive Schedule 14A filed with the Commission on May 26, 1999).

10.32 Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1999).

27.1            Financial Data Schedule (filed herewith).

--------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                       STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as.....................................'D'