Form 10-K405
period 1999-12-31
SIRIUS SATELLITE RADIO INC
filed 2000-03-30
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-24710
                              -------------------

                          SIRIUS SATELLITE RADIO INC.
                   (EXACT NAME OF REGISTRANT IN ITS CHARTER)

                              -------------------

                   DELAWARE                                      52-1700207
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OF ORGANIZATION)

                    1221 AVENUE OF THE AMERICAS, 36TH FLOOR
                            NEW YORK, NEW YORK 10020
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 584-5100
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS:                           ON WHICH REGISTERED:
             --------------------                           --------------------
                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    On March 23, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's Common Stock on such date, was $1,915,442,879.

    The number of shares of the Registrant's common stock outstanding as of March 23, 2000 was 38,841,070.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                        None

________________________________________________________________________________

                          SIRIUS SATELLITE RADIO INC.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE
--------                          -----------                           ----
                                     PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   24
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   25
Item 6.   Selected Consolidated Financial Data........................   26
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   31
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   31

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   33
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   39
Item 13.  Certain Relationships and Related Transactions..............   41

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K..................................................   42

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Such statements are often, but not always, made through the use of words or phrases such as 'will likely result,' 'are expected to,' 'will continue,' 'is anticipated,' 'estimated,' 'intends,' 'plans,' 'projection' and 'outlook.' Accordingly, these statements involve estimates, assumptions and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K, and particularly the risk factors set forth under the caption 'Business -- Risk Factors' in Part I of this Annual Report on Form 10-K. Among the significant factors that have a direct bearing on our results of operations are:

     unavailability of receivers and antennas and our dependence upon third parties to design, develop, manufacture and distribute receivers and antennas;

     our dependence on Space Systems/Loral, Inc. for construction and launch of our satellites;

     the potential risk of delay in implementing our business plan;

     risk of launch failure;

     unproven market for our service and unproven applications of technology;
     and

     our need for additional financing.

    Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

    We are building a subscription radio service that will broadcast up to 100 channels of audio entertainment directly from satellites to vehicles throughout the continental United States. Sirius Radio will offer a wide selection of music formats and program types; commercial free digital quality music; and nearly seamless signal coverage across the continental United States. We believe this service will be a substantial improvement over traditional radio. Sirius Radio will be broadcast over a frequency band, the 'S-band,' that will augment conventional (terrestrial broadcast) AM and FM radio bands. We hold one of only two licenses issued by the Federal Communications Commission (the 'FCC') to build, launch and operate a national satellite radio broadcast system. Under our FCC license, we have the exclusive use of a 12.5 MHz portion of the S-band for this purpose. Our service will offer 50 channels of commercial-free, digital quality music programming and up to 50 channels of news, sports, talk and entertainment programming. We currently expect to commence broadcasting at the end of the fourth quarter of 2000, at an anticipated subscription price of $9.95 per month.

    Our objective is to have radios capable of receiving our broadcasts included as standard equipment in all cars and trucks sold in the continental United States. We only intend to bill our subscribers electronically by credit card or, in the case of leased vehicles, by including our monthly subscription fee in the cost of leasing the vehicle. Approximately one-third of all new cars sold in the United States in 1999 were leased.

    We currently have alliances with Ford Motor Company, DaimlerChrysler Corporation and BMW of North America, Inc. which contemplate manufacturing, marketing and selling vehicles that include receivers capable of receiving our broadcasts. These alliances cover all brands and affiliates of these automakers, including Ford, Chrysler, Mercedes, BMW, Jaguar, Mazda and Volvo. Our agreement with DaimlerChrysler also includes Freightliner and Sterling heavy trucks. In 1999, Ford, DaimlerChyrsler and BMW vehicles accounted for approximately 7.5 million vehicles, or approximately 43% of all new cars and trucks sold in the continental United States.

    Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license. On November 18, 1999, we changed our name again to Sirius Satellite Radio Inc. Our executive offices are located at 1221 Avenue of the Americas, New York, New York 10020, our telephone number is (212) 584-5100 and our internet address is www.siriusradio.com. Material on our website is not part of this report.

THE SIRIUS RADIO SERVICE

    Sirius Radio will offer motorists: (1) a wide choice of finely focused music and non-music formats; (2) commercial-free music programming; and (3) nearly seamless signal coverage throughout the continental United States. The monthly subscription fee for Sirius Radio will entitle subscribers to receive all Sirius Radio channels.

    Wide Choice of Programming. We will program each of our 50 commercial-free music channels and offer each under our brand, 'Sirius Radio'. Sirius Radio will offer subscribers a far broader range of programming formats than conventional radio. Each of our 50 music channels will have a distinctive format, such as opera, reggae, classic jazz and children's entertainment, intended to cater to specific subscriber tastes. Because the economics of the existing advertiser supported radio industry dictate that conventional radio stations generally program for the greatest potential audience, nearly half of all commercial radio stations in the United States offer one of only three formats: country, adult contemporary and news/talk. The next five most prevalent formats account for another 30% of all commercial radio stations. Although niche music categories, including classical, jazz, rap, gospel, oldies, soundtracks, new age and children's programming, accounted for approximately 33% of sales of recorded music in 1998, these formats generally are unavailable on existing radio stations in many markets. Even in New York City, the nation's largest radio market, there are no radio stations devoted solely to such programming as opera, blues, chamber music, soundtracks, reggae and others. Sirius Radio's wide choice of formats is expected to appeal to the large number of currently underserved radio listeners. Sirius Radio's ability to offer a number of channels devoted to many of these genres will enable subscribers to listen to a wider range of music within their preferred format than is available on conventional radio.

    Commercial-Free Music Programming. Sirius Radio's 50 channels of music programming will be entirely commercial-free. Our market research indicates that a principal complaint of radio listeners concerning conventional radio is the frequency of commercials, which in some cases can reach 18 minutes an hour, and some industry analysts attribute a decline in listening to conventional radio to this significant intrusion of commercials.

    'Seamless' Signal Coverage. Sirius Radio will be broadcast throughout the continental United States, enabling listeners to be almost always within its broadcast range. We expect that our nearly seamless signal will appeal to motorists who frequently outdrive the range of their preferred AM or FM radio station, which typically fade after 30 to 40 miles. In addition, we expect that our broadcasts will appeal to the 45 million underserved consumers who live in areas that currently receive only a small number of FM stations.

    We believe there will be significant consumer demand for Sirius Radio. According to the Radio Advertising Bureau, each week radio reaches approximately 95% of all Americans over the age of 12, with the average listener spending more than three hours per weekday and more than five hours per weekend listening to the radio. Market research conducted for us by The Yankee Group, an independent market research organization, shows that radio listeners today are substantially dissatisfied with both AM and FM radio because of lack of variety in programming, frequent commercial interruptions and loss of signal strength. Our service has been designed to address these key disadvantages of conventional radio.

    We are designing Sirius Radio primarily as a service for motorists. The Federal Highway Administration estimates that there were approximately 200 million registered private motor vehicles in the United States at the end of 1999. According to Radio Advertising Bureau, more than 40% of all radio listening is done in cars. In addition, according to Arbitron, in 1998 approximately 79% of total radio listening was to FM stations, which provide primarily music programming, as compared with AM stations which devote a greater proportion of their programming to talk and news. We believe the market for our service will not be significantly affected by the widespread availability of cassette players and CD players in vehicles. According to Arbitron, a radio industry rating agency, in 1998 the average person (age 12 and over) listened to the radio an average of 50 minutes a day while in the car, despite the fact that 87% of these cars have a compact disc or cassette player.

PROGRAMMING

    We intend to program 50 channels of commercial-free music under our brand 'Sirius Radio,' and to offer up to 50 additional channels of other formats, such as news, sports and talk programming. We believe that 50 music channels will enable us to 'superserve' our subscribers with a greater range of choice of content within their preferred format than is currently offered by conventional radio, even in the most widely broadcast formats.

    Our Music Channels. We intend to design and originate the programming on each of our 50 commercial-free music channels. Each channel will be operated as a separate radio station, with a distinct format. Some of the music channels will offer continuous music while others will have program hosts, depending on the type of music programming. Sirius Radio will initially offer the following range of music channels:

 Symphonic                                 NAC Jazz                              Country Hits
 Chamber Music                             New Age                               Modern Country
 Opera                                     Soul Ballads                          Classic Country
 Top of the Charts                         Contemporary R&B                      Folk Rock
 50's Hits                                 Classic Soul Hits                     Alternative Rock I
 60's Hits                                 R&B Oldies                            Alternative Rock II
 70's Hits                                 Rap/Hip Hop                           Classic Rock I
 80's Hits                                 Dance                                 Classic Rock II
 90's Hits                                 Tropical                              Album Rock
 Soft Rock                                 Latin Jazz                            Hard Rock/Metal
 Love Songs                                Boleros                               Blues
 Singers & Songs                           Latin Contemporary                    Reggae
 Beautiful Instrumentals                   Merengue                              World Beat
 Broadway's Best                           Cumbia                                Gospel
 Big Band/Swing                            Mexicana                              Contemporary Christian
 Classic Jazz                              Tex Mex                               Children's Entertainment
 Contemporary Jazz                         Rock en Espanol

    Music programming will be selected from our music library. We are creating an extensive music library consisting of a deep range of recorded music in each genre. To date, we have acquired approximately one million music titles and expect our music library to consist of approximately two million titles when we commence commercial broadcasts. Our music library will be updated with new recordings as they are released and, in some cases, we intend to acquire recordings that are no longer commercially available.

    We have recruited program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each Sirius Radio music channel and intend to recruit additional program managers. To be accessible to these industries, we have built our National Broadcast Studio in Rockefeller Center in New York City.

    We expect that well-known music experts and celebrity talent will have a regular presence, and in some cases will perform, on our service. As local businesess, conventional radio stations generally do not have the economies of scale or large enough audiences to attract regular appearances by celebrity hosts. We believe that, as a national service, Sirius Radio will have the ability to support and attract regular appearances by celebrity hosts. We believe these appearances will emphasize our brand and further differentiate us from conventional radio. To date, we have alliances with the artists Grandmaster Flash, MC Lyte, and Sting to appear on our service.

    In connection with our music programming, we must negotiate and enter into music programming royalty arrangements with performing rights societies such as the American Society of Composers, Authors and Publishers, Broadcast Music, Inc. and SESAC, Inc. These organizations collect royalties and distribute them to songwriters and music publishers and negotiate fees with copyright users based on a percentage of revenues. Radio broadcasters currently pay a combined total of approximately 3-4% of their revenues to these performing rights societies. We expect to negotiate or establish by arbitration royalty arrangements with these organizations, but such royalty arrangements may be more costly than anticipated or unavailable. Under the Digital Performance Right in Sound Recordings Act of 1995, we also must negotiate royalty arrangements with the owners of the sound recordings. The Recording Industry Association of America negotiates licenses and collect royalties on behalf of copyright owners for performance rights in sound recordings. Cable audio services currently pay a royalty rate of 6.5% of gross subscriber revenue for audio services broadcast over cable television systems. This rate was set by the Librarian of Congress, which has statutory authority to decide rates through arbitration, and this determination was affirmed on May 21, 1999 by the United States Court of Appeals for the District of Columbia. Although we believe we can distinguish Sirius Radio sufficiently from cable audio services in order to negotiate a lower statutory rate, we may not be able to do so, and we could be required to pay a higher rate. We expect to commence the negotiations of these royalty arrangements prior to commencing operations.

    Our News, Sports and Entertainment Channels. In addition to our music channels, we expect to offer up to 50 channels of news, sports and talk programming, most of which will include commercial advertising. We believe that this array of non-music programming will increase consumer interest in our service because much of this content is unavailable on conventional radio. We generally do not intend to produce programming for our non-music channels, and will obtain this programming from various third party content providers. To date, we have entered into agreements for a total of 24 channels with content providers, such as CNBC, NPR and the BBC.

MARKETING AND DISTRIBUTION

    Our marketing strategy for Sirius Radio has three interrelated components:
(1) creating consumer awareness of Sirius Radio, (2) generating purchases of consumer electronic devices capable of receiving our broadcasts, and
(3) generating subscriptions to Sirius Radio.

    We believe that the introduction of Sirius Radio will have high news value, which we expect will result in significant national and local publicity before and during the initial launch of our service. In addition, we plan to engage in extensive marketing, advertising and promotional activities to create consumer awareness of Sirius Radio. This includes an ongoing major advertising campaign funded by us which will utilize a full mix of media, including network and cable television, radio, print, internet and billboards. We also expect this campaign to be supported by receiver manufacturer and retailer cooperative advertising.

    We intend to focus our initial efforts on a number of demographic groups that we believe represent target markets for Sirius Radio, including commuters, niche music listeners, Hispanic listeners, sports enthusiasts, truck drivers, recreational vehicle owners and consumers in areas with sparse radio coverage. We also intend to aggressively target early adopters of new technologies, who we believe are likely to have a high level of interest in Sirius Radio.

    Commuters. Of the more than 100 million commuters, we have identified 34 million as highly addressable because of their extended commute times. To reach these commuters, we plan to purchase radio advertising spots on stations with frequent traffic reports, outdoor billboard advertising on long commute roads and advertising on websites targeting commuters.

    Niche Music Listeners. Niche music categories accounted for approximately 33% of sales of recorded music in 1998, according to the Recording Industry Association of America. To reach niche music listeners, we intend to place print advertising in specialty music magazines targeted to niche music listeners and members of fan clubs, conduct direct mailings to specialized music mailing lists of record clubs and sponsor and advertise at certain music events.

    Hispanic Market. Currently there are approximately 32 million Spanish-speaking Americans, many of whom have limited access to Spanish language radio, and this population group is growing rapidly. To reach this market, we intend to broadcast a number of music and non-music channels that will cater to the Hispanic market. We plan to purchase local television spots on Spanish speaking channels and place advertising in national Spanish language magazines and local Spanish language newspapers.

    Sports Enthusiasts. Many fans of various sports are unable to receive broadcasts of interest to them because events are broadcast only within limited regional areas. We intend to broadcast channels containing sports programming. We plan to attract these enthusiasts through the purchase of advertising on national and regional cable television sports channels, in sports magazines and on sports related websites.

    Truck Drivers. According to U.S. government estimates, there are approximately three million professional truck drivers in the United States, of whom approximately 1.1 million are long-distance haulers. To address this market, we intend to place sampling displays at truck stops and to advertise in publications and on websites that cater to truck drivers. We also have an agreement with Freightliner Corporation, a subsidiary of DaimlerChrysler Corporation and the largest manufacturer of heavy trucks sold in the United States, to install Sirius receivers in vehicles manufactured by Freightliner and to distribute receivers through heavy truck dealers affiliated with Freightliner.

    Recreational Vehicle Owners. There are approximately three million recreational vehicles in the United States. We plan to advertise in magazines targeted to recreational vehicle enthusiasts, conduct direct mailings targeted to these individuals and place sampling displays at recreational vehicle dealerships.

    Consumers in Sparse Radio Zones. More than 45 million people aged 12 and over live in areas with limited radio station coverage. We believe that of these people, approximately 22 million people receive five or fewer FM stations, 1.6 million receive only one FM station and at least one million people receive no FM stations. To reach these consumers, we plan to utilize distribution channels similiar to satellite television and to utilize catalog/direct marketing, the internet, infinity group marketing, local newspaper advertising and direct mailings to music enthusiasts in these areas.

    Receiver Sales and Distribution. In 1999, radio manufacturers sold over 29 million car radios, including 17 million original equipment automobile radios and 11 million aftermarket automobile radios, as well as 1.2 million aftermarket automobile CD changers. Original equipment radios are installed in new vehicles; aftermarket radios are installed in vehicles after purchase. We expect that Ford, Chrysler, Mercedes, BMW, Jaguar, Mazda and Volvo will install radios capable of receiving our broadcasts in new vehicles manufactured by them. In the aftermarket, we intend to market radios capable of receiving our broadcasts and our service through national electronics retailers, car audio dealers and mass retailers.

ALLIANCES WITH AUTOMAKERS

    Our objective is to have radios capable of receiving our broadcasts included as standard equipment in all cars and trucks sold in the continental United States. We only intend to bill our subscribers electronically by credit card or, in the case of leased vehicles, by including our monthly subscription fee in the cost of leasing the vehicle. Approximately one-third of all new cars sold in the United States in 1999 were leased.

    On June 11, 1999, we entered into an agreement with Ford Motor Company which anticipates Ford manufacturing, marketing and selling vehicles, including cars and trucks, that include receivers capable of receiving our broadcasts. We expect that the first such vehicles will be available in the first quarter of 2001. This exclusive agreement includes all Ford brands, including Ford, Jaguar, Mazda and Volvo. As part of this agreement, we agreed to share with Ford a portion of the revenues we will derive from new Ford vehicles equipped to receive our broadcasts ('Ford Enabled Vehicles'). We also agreed to reimburse Ford for certain hardware costs of Ford Enabled Vehicles, and issued to Ford warrants to purchase 4,000,000 shares of our Common Stock at an exercise price of $30 per share. These warrants are exercisable based upon the number of Ford Enabled Vehicles that Ford manufactures, and are fully exercisable after 4,000,000 Ford Enabled Vehicles are manufactured.

    On January 28, 2000, we entered into an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner Corporation (collectively, 'DaimlerChrysler') which anticipates DaimlerChrysler manufacturing, marketing and selling vehicles that include receivers capable of receiving our broadcasts. This agreement grants use exclusivity in all cars and light trucks manufactured by DaimlerChrysler and provides us a preferred status in Freightliner and Sterling heavy trucks. As part of this agreement, we agreed to share with DaimlerChrysler a portion of the revenues we will derive from new DaimlerChrysler vehicles equipped to receive our broadcasts ('DaimlerChrysler Enabled Vehicles'). We also agreed to reimburse DaimlerChrysler for certain hardware costs of DaimlerChrysler Enabled Vehicles and issued to DaimlerChrysler Corporation warrants to purchase 4,000,000 shares of our Common Stock at an exercise price of $60 per share. These warrants are exercisable based upon the number of DaimlerChrysler Enabled Vehicles that DaimlerChrysler manufactures, and are fully exercisable after 4,000,000 DaimlerChrysler Enabled Vehicles are manufactured. Concurrently, DaimlerChrysler Corporation purchased 2,290,322 shares of our Common Stock for an aggregate purchase price of approximately $100 million.

    On January 4, 2000, we entered into a letter agreement with BMW of North America, Inc. which anticipates BMW marketing and selling vehicles that include receivers capable of receiving our broadcasts. This letter agreement sets forth the principal terms of a definitive agreement under which BMW will agree to exclusively install Sirius Radio receivers in BMW vehicles, including cars and trucks. As part of this definitive agreement, we will share with BMW a portion of the revenues we will derive from BMW vehicles equipped to receive our broadcasts ('BMW Enabled Vehicles'). In addition, we expect to reimburse BMW for certain hardware costs of BMW Enabled Vehicles. We expect to complete a definitive agreement with BMW in the second quarter of 2000.

    In addition to our alliances with Ford, DaimlerChrysler and BMW, we are in discussions with several other automobile manufacturers to include Sirius Radio reception capability in new cars and trucks. Under our Joint Development Agreement with XM Satellite Radio Inc., any new agreements with automakers will be on a non-exclusive basis.

THE SIRIUS RADIO DELIVERY SYSTEM

    The Sirius Radio delivery system is designed to provide nearly seamless signal coverage throughout the continental United States. Listeners will almost always be within the broadcast range of Sirius Radio, unlike current FM radio broadcasts, which have an average range of only approximately 30 miles. Our system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. The system is designed to enable motorists to receive Sirius Radio in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeating transmitters.

    The portion of the S-band located between 2320 MHz and 2345 MHz has been allocated by the FCC exclusively for national satellite radio broadcasts. We will use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency allocation to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) will use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

    Each satellite will travel in a figure eight pattern extending above and below the equator, and will spend approximately 16 hours per day north of the equator. At any given time, two of our three satellites will operate north of the equator while the third satellite will not broadcast as it traverses the portion of the orbit south of the equator. This orbital configuration will yield very high signal elevation angles and thereby mitigate service interruptions that can result from signal blockage.

    The Sirius Radio delivery system will consist of three principal components:
(1) satellites and terrestrial repeaters; (2) receivers; and (3) our National Broadcast Studio.

SATELLITES AND TERRESTRIAL REPEATERS

    Satellite Design. Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of 350 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years. To ensure the durability of our satellites, we have selected components and subsystems that have a demonstrated track record on operational FS-1300 satellites, such as N-STAR, INTELSAT VII and TELSTAR.

    Our satellites are designed to act as a 'bent pipe,' receiving, amplifying and relaying the broadcast transmissions directly to the ground, and do not contain on-board processors. All of our processing operations will be on the ground where they are accessible for maintenance and continuing technological upgrade without the need to launch replacement satellites.

    Satellite Construction and Launch Services. We have contracted with Space Systems/Loral to construct, launch and deliver three satellites, in-orbit and checked-out, and to construct for us a fourth satellite for use as a ground spare. We have also contracted with Space Systems/Loral to procure certain long-lead time parts for a fifth satellite.

    Our four satellites are currently being tested or are under construction. Our first satellite is undergoing its final tests and we expect to ship this satellite to the launch site in May 2000. Our second satellite has completed thermal vacuum testing and is being readied for launch vibration testing; we expect that this satellite will be ready to ship to the launch site in July 2000. All of the subsystems for our third and fourth satellites have been manufactured and are undergoing initial performance testing.

    Each of our first three satellites is scheduled to be launched on a Proton launch vehicle. Loral has scheduled the launch of our first satellite between June 21 and July 20, 2000, the launch of our second satellite between August 30 and September 29, 2000, and the launch of our third satellite between September 30 and October 29, 2000, and expects to deliver our fourth satellite to a designated ground storage site by October 2000. Loral expects to deliver all three of our satellites in-orbit and checked-out by November 2000.

    Title to our first, second and third satellites will pass to us at the time these satellites are delivered to us in-orbit and checked-out. Risk of loss for our first, second and third satellites will pass to us at the time of launch. Title and risk of loss for our fourth satellite will pass to us at the time this satellite is shipped to the ground storage site designated by us. Each satellite is warranted to be in accordance with the performance specifications contained in the Loral Satellite Contract and free from defects in materials and workmanship. Loral's warranties will expire at the time of launch or, in the case of our fourth satellite, two years from the date of delivery to the ground storage site.

    Following the launch of each satellite, Loral will conduct an in-orbit performance verification. If this testing shows that a satellite is not meeting the performance specifications contained in the Loral Satellite Contract, we and Loral have agreed to negotiate an equitable reduction in the final payment to be made by us for the affected satellite.

    Satellite launches have significant risks, including destruction or damage of the satellite during launch or failure to achieve proper orbital placement. There is no assurance that the launches of our satellites will be successful. Although past experience is not necessarily indicative of future performance, the Proton family of Russian-built launch vehicles has a 90% launch success rate based on its last 50 launches (including two failed launches in 1999). Satellites also may fail to achieve a proper orbit in some instances or be damaged in space. Loral will not bear the risk of loss for either a satellite or launch vehicle failure. However, Loral will provide a free relaunch if there is a failure of the first or third Proton launch vehicle that is used to launch one of our satellites. In that event, we would attempt to launch the spare satellite that we are having constructed.

    Loral also will not be liable for indirect or consequential damages or lost revenues or profits resulting from late delivery or other defaults. If Loral fails to deliver the three satellites in-orbit and checked out by December 1, 2000 or fails to deliver the fourth satellite to its storage site by December 1, 2000, it may be liable for specific late delivery penalties. We cannot assure you that these remedies will adequately mitigate any damage to our business caused by launch delays.

    Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban cores, and in tunnels, signals from our satellites will be blocked and reception will be adversely affected. In 46 urban areas, we plan to install terrestrial repeating transmitters to rebroadcast our satellite signals, increasing the availability of service. We estimate that these 46 urban areas will require a total of approximately 105 terrestrial repeater sites.

    During 1998, we completed the construction and testing of our terrestrial repeater network in San Francisco on an experimental basis. During 1999, we entered into agreements with several third party contractors to deploy our terrestrial repeater network. These include agreements with:

     Black & Veatch Corporation, a construction services firm based in Kansas City, Missouri, which is providing radio frequency design, site acquisition, site design and site construction services. To date, Black & Veatch has completed the radio frequency design work for each of the 46 urban areas where we intend to erect terrestrial repeaters and is in the process of identifying, leasing and constructing our repeater sites.

     Globecomm Systems, Inc., a systems integration and satellite operations company based in Hauppauge, New York, which is designing, developing and manufacturing custom digital audio broadcast equipment for our terrestrial repeater network. The design of this digital audio broadcast equipment has been completed by Globecomm and the equipment is currently being manufactured.

     Loral CyberStar, Inc., a leading satellite service provider, which will transmit our broadcasts via one of its satellites from our National Broadcast Studio to individual terrestrial repeater sites.

    We expect to substantially complete the deployment of our terrestrial repeater network during the fourth quarter of 2000.

    Risk Management and Insurance. We have procured insurance covering launch risks and in-orbit failure during the first two years of operation for each of our satellites. This insurance covers losses arising from partial and total failure of the satellites, will attach upon intentional ignition of the launch vehicle and will remain in force for a period of two years from the date of launch.

    Our agreement with Loral includes a free relaunch if there is a failure of the Proton launch vehicle used to launch our first or third satellite. Our insurance provides coverage against other contingencies, including a failure during launch caused by factors other than the launch vehicle, failure of launch vehicles other than the first or third Proton launch vehicle and incurred costs other than the free relaunch required to launch a replacement satellite.

    Before expiration of this insurance, we intend to evaluate the need for in-orbit insurance for the remainder of the estimated useful life of each satellite. After we have launched our satellites and begin to generate revenues, we will evaluate the need for business interruption insurance. Once properly deployed and operational, the historical risk of premature total satellite failure has been less than 1% for U.S. geosynchronous commercial communication satellites.

    If we are required to launch our spare satellite due to a launch failure, our operational timetable would likely be delayed. The launch or in-orbit failure of two satellites would require us to arrange for an additional satellite to be built and would likely delay the commencement or continuation of our operations by at least 16 months.

    Satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur, and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced capacity.

RECEIVERS

    Consumers purchasing new vehicles will be able to receive Sirius Radio through a new generation of radios installed by Ford, DaimlerChrysler, BMW or other automotive manufacturers. In addition, consumers will be able to receive Sirius Radio by installing specially designed radio receivers in their existing vehicles. In 1999, radio manufacturers sold approximately 11 million aftermarket automobile radios. In the automotive aftermarket, we expect that Sirius Radio subscribers will have the choice of two different receiving devices for their cars -- an FM modulated receiver or a three-band receiver. These devices, along with Sirius Radio satellite antennas, are expected to be manufactured and distributed by a number of consumer electronics manufacturers. To date, we have entered into alliances with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Recoton Corporation, Sanyo Electric Co. Ltd. and Visteon Automotive Systems, an enterprise of Ford, to design and develop Sirius Radio receivers.

    Many Sirius Radio receivers will have a visual display that will indicate the channel and format selected, as well as the title, recording artist and album title of the musical selection being played. Each of our receivers will also incorporate a memory buffer chip. This memory buffer chip is designed to store signals and to mitigate service interruptions which can result from signal blockage and fading. Where the service from our satellites will be briefly interrupted by nearby tall buildings, elevations in topography, tree clusters, highway overpasses and similar obstructions, we expect that subscribers will continue to receive a signal from their receiver's memory buffer.

    All of the receivers under development will employ system architecture designed by Lucent Technologies Inc., which was completed and successfully delivered in March 1999. These receivers will also employ a digital signal processor and conditional access technology developed by Lucent. Lucent is also developing a set of integrated circuits for receivers capable of receiving our broadcasts and we have agreed to pay the cost of this development.

    Alpine, Audiovox, Clarion, Delphi Delco, Kenwood, Panasonic, Recoton, Sanyo, Visteon and various contract electronics manufacturers are currently developing receivers for us. We expect that receivers will be available at the end of 2000 in limited quantities, and will be manufactured and distributed by one or more of these parties.

    FM Modulated Receivers. The Sirius Radio FM modulated receiver will be usable in all vehicles which have an FM radio, or approximately 95% of all U.S. vehicles. Each FM modulated receiver will operate with a device that will be approximately the size of a 35mm camera, and will be mounted in the vehicle's trunk. Each FM modulated receiver will interface with a vehicle's existing radio through the FM antenna input. The Sirius Radio data display, as well as the controls for changing channels, will be contained in a small remote control which will either be wired or wireless. We expect the retail price of this FM modulated receiver, with a hard-wired satellite antenna and professional installation, will be as low as $299 when produced in commercial quantities. We anticipate that FM modulated receivers will be sold through electronics superstores as well as independent autosound retailers and will be available to be purchased by consumers before three-band receivers are available.

    FM modulation technology is widely used in the autosound industry for the integration of automobile compact disc changers, which typically interface with the player unit through the FM antenna input and are also controlled through remote controls. Approximately 700,000 FM modulated compact disc changers were sold in the United States in 1998.

    Three-Band Receivers. Three-band receivers will be nearly identical in appearance to existing aftermarket car stereos and will allow the user to listen to AM, FM or Sirius Radio with the push of a button. Like existing conventional radios, a number of these three-band receivers may also incorporate cassette or compact disc players. In the first generation, the receiver will include a head-unit, which will accept the output of a Sirius Radio receiver device mounted in the vehicle's trunk. We expect the retail price of these receivers, when produced in commercial quantities, will be approximately $100 more than similar receivers not capable of receiving our broadcasts.

    Unified Standard for Satellite Radios. On February 16, 2000, we signed an agreement with XM Satellite Radio Inc., the other holder of an FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both our and XM's services. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode receivers. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we will work together with XM to promote adoption of the new standard by creating a service mark for satellite radio. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems.

    As part of the agreement, we and XM have licensed our intellectual property to one another; the value of this license will be considered part of each company's contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. As part of this agreement, our previous patent litigation against XM has been resolved.

    We anticipate that it will take several years to develop receivers capable of receiving both services. At the commercial launch of our service, we anticipate that consumers will be able to purchase receivers capable of receiving our service only.

    Both companies expect to work with their automobile and radio manufacturing partners to integrate the new unified standard and have agreed that future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, we and XM have agreed that future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis. We and XM have also agreed to negotiate in good faith an arrangement to provide service to each other's subscribers in the event of a catastrophic failure of the XM system or our system.

NATIONAL BROADCAST STUDIO

    We will originate our broadcasts from our National Broadcast Studio in Rockefeller Center in New York City. The National Broadcast Studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and program hosts, and facilities to transmit programming to our orbiting satellites and to perform the tracking, telemetry and control of the satellites. Construction of our National Broadcast Studio was completed in November 1999.

    The studios and transmission facilities at our National Broadcast Studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The National Broadcast Studio contains twenty recording studios and two live performance studios, and has been designed to support the live transmission of video and audio performances in any medium.

    Broadcasting will be originated at the National Broadcast Studio and transmitted to our satellites for broadcast to Sirius Radio subscribers. Our broadcast transmissions will be uplinked to our satellites from our completed earth station in Vernon Valley, New Jersey. The satellites will receive and convert the signal for broadcast to the continental United States at a power level sufficient to enable receipt directly by subscribers. Service-related commands also will be relayed from the National Broadcast Studio to our satellites for retransmission to subscribers' receivers. These service-related commands include those required to (1) initiate and suspend subscriber service,
(2) change the encryption parameters in receivers to reduce piracy and
(3) activate receiver displays to show program related information.

    Tracking, telemetry and control of our orbiting satellites also will be performed from the National Broadcast Studio. These activities will include routine stationkeeping, such as satellite orbital adjustments and monitoring of the satellites. Loral Skynet, a leading provider of satellite communications services in the United States and a subsidiary of Loral Space and Communications Ltd., has designed, developed, integrated, installed and tested our tracking, telemetry and command facilities. Loral Skynet will provide back-up tracking, telemetry and command capabilities from its facilities in Hawley, Pennsylvania and Three Peaks, California. As part of our tracking, telemetry and command facilities, Loral Skynet has constructed two earth stations for us in Quito, Ecuador, and Utive, Panama. These earth stations, which will be operated by Loral Skynet, will permit us to communicate continuously with our satellites.

SUBSCRIPTION AND BILLING

    We only intend to bill our subscribers electronically by credit card or, in the case of leased vehicles, by including our monthly subscription fee in the cost of leasing the vehicle. Approximately one-third of all new cars sold in the United States in 1999 were leased.

    We have selected Stream International Inc., a call center operator, to provide our customer care operations for our subscribers. Employees of Stream International will have the ability to access our billing system for various functions including account activation, billing inquiries, program service changes, address changes and other general account updates. When appropriate, representatives at a call center that will be operated for us by Stream International will have the ability to escalate technical concerns to either a Sirius Radio help desk or to the appropriate equipment manufacturer. We intend to automate customer care functions where appropriate using interactive voice response technology and our website. We plan to pay Stream International an hourly rate for each representative assigned to support Sirius Radio.

    We are deploying an integrated customer relationship management and billing solution to meet the needs of our business, including all customer service, subscriber management and billing operations. We have contracted with Infintium Technologies Corp., a leading provider of information technology services, to design and deploy this integrated customer relationship management and billing solution. In creating this product, Infintium plans to integrate a customer relationship management application created by The Vantive Corporation, which was recently acquired by PeopleSoft, and a billing system application created by Portal Software Inc. The customer relationship management solution being developed by Infintium will be designed to manage the rapid growth of our subscriber base. Our customer relationship management program will enable us to interface electronically and exchange information with automobile manufacturers, automobile dealers and consumer electronic retailers, and will facilitate and encourage subscriber interaction through the internet and by other electronic means. Infintium will manage our customer relationship management operations from its Richmond, Virginia data center, and will be paid for billing services on a per subscriber basis.

    To reduce fraud, each Sirius Radio receiver will contain a security circuit with an electronically encoded identification number. After verification of subscriber billing information, we will transmit a digital signal to activate the receiver's Sirius Radio capability. This feature will help us protect against piracy of our broadcasts. Through this feature, we will directly (via satellite) deactivate receivers of subscribers who are delinquent in paying the monthly subscription fee.

DEMONSTRATIONS OF THE SIRIUS RADIO SYSTEM

    In support of our application for our FCC license, we conducted a demonstration of our proposed radio service from November 1993 through November 1994. The demonstration involved the transmission of S-band signals to a prototype S-band radio and satellite dish antenna installed in a car to simulate some of the transmission characteristics of our planned system. Because there are no commercial satellites in orbit capable of transmitting S-band frequencies to the United States, we constructed a terrestrial simulation of our planned system. For this purpose, we selected a test range covering several kilometers near Washington, D.C. which included areas shadowed by buildings, trees and overpasses. We placed S-band transmitters on the rooftops of a number of tall buildings in such a way as to simulate the signal power and angle of arrival of satellite transmissions to be used for our proposed service. We also modified the standard factory installed sound system of an automobile to create a radio receiving AM, FM and S-band signals, and to integrate a satellite dish antenna into the car roof. The demonstrations included the reception of 30 channels of compact disc quality stereo music by the prototype radio while the car was driven throughout the test range. We have also successfully tested our terrestrial repeater system in San Francisco. Before testing with orbiting satellites, antennas and receivers suitable for commercial production, we cannot assure you that the Sirius Radio system will function as intended.

COMPETITION

    We expect to face competition from two principal sources:

     conventional AM/FM radio broadcasting, including, when available, terrestrial digital radio broadcasting; and

     XM, the other holder of an FCC license to provide a satellite-based digital audio radio service.

    During 1999 XM entered into an exclusive agreement with General Motors Corporation, which has a significant equity interest in XM's parent company, under which GM will install devices capable of receiving XM's signal. In addition, XM has obtained substantial financing from GM, Hughes Electronics Corporation (a GM subsidiary) and several other investors.

    The AM/FM radio broadcasting industry is well-established and very competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including program content, on-air talent, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market. Some of our radio broadcasting competitors have greater financial resources than we do.

    Unlike Sirius Radio, the radio industry has a well established market for its services and generally offers 'free' broadcast reception paid for by commercial advertising rather than by a subscription fee. In addition, some AM and FM stations, such as non-commercial public radio stations, offer programming without commercial interruption. Many radio stations also offer information programming of a local nature, such as local news or traffic reports, which we will not offer. Sirius Radio will compete with conventional radio stations on the basis of its targeted programming formats, nearly seamless signal coverage, freedom from advertising on its music channels and digital quality sound, features which are largely unavailable on conventional radio.

    Currently, radio stations broadcast by means of analog signals, as opposed to digital transmission. We believe, however, that within several years conventional broadcasters may be able to place digital audio broadcasts into the bandwidth occupied by current AM and FM stations and simultaneously transmit both analog and digital signals on the AM and FM bands. The limited bandwidth assigned to AM stations will result in lower quality digital signals than can be broadcast by FM stations. As a result, we expect that the use of this technology will permit digital AM sound quality to approach monaural FM sound quality and permit digital FM broadcasts to approach compact disc sound quality. To receive these digital AM/FM broadcasts, listeners will need to purchase new digital radios which currently are not commercially available. While the development of digital broadcasting would eliminate one of the advantages of Sirius Radio over FM radio, we do not believe it would affect broadcasters' ability to address the other advantages of Sirius Radio. In addition, we view the growth of terrestrial digital broadcasting as a positive force that would encourage listeners to replace existing radios and thereby facilitate the introduction of receivers capable of receiving our broadcasts.

    Although some existing satellite operators currently provide music programming to customers at fixed locations, these operators are incapable of providing Sirius Radio-type service to vehicles as a result of some or all of the following reasons:

     these operators do not broadcast on radio frequencies suitable for reception in a mobile environment;

     Sirius Radio-type service requires fully dedicated satellites;

     Sirius Radio-type service requires a custom satellite system design; and

     Sirius Radio-type service requires regulatory approvals, which existing satellite operators do not have.

    The FCC could also grant new licenses that would enable additional competitors to broadcast satellite radio. There are many portions of the electromagnetic spectrum that are currently licensed for other uses and some other portions for which licenses have been granted by the FCC without restriction as to use, and we cannot assure you that these portions of the spectrum could not be utilized for satellite radio broadcasting in the future. Although any of these licensees would face cost and competition barriers, we cannot assure you that there will not be an increase in the number of competitors in the satellite radio industry.

TECHNOLOGY AND PATENTS

    We have been granted U.S. patents on various features of satellite radio technology. Although we believe that obtaining patent protection may provide benefits, we do not believe that our business is dependent on obtaining patent protection or successfully defending any of the patents that may be obtained against infringement by others.

    Some of our know-how and technology is not the subject of U.S. patents. To protect our rights, we require some of our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use or disclosure. In addition, our business may be adversely affected by competitors who independently develop competing technologies.

    Our proprietary technology was principally developed by Robert D. Briskman, Sirius Radio's co-founder, and was assigned and belongs to us. We believe that we are the sole owner of the technology covered by our issued patents. We cannot assure you, however, that third parties will not bring suit against us for patent infringement or for declaratory judgment to have our patents declared invalid. If a dispute arises concerning our patents, trade secrets or know-how, litigation might be necessary to enforce our patents, to protect our trade secrets or know-how or litigation may occur to determine the scope of the proprietary rights of others. This litigation could result in substantial cost to, and diversion of effort by, us, and adverse findings in any proceeding could subject us to significant liabilities to third parties, require us to seek licenses from third parties or otherwise adversely affect our ability to successfully develop and market Sirius Radio.

    On January 12, 1999, we filed a lawsuit against XM in the United States District Court for the Southern District of New York. The lawsuit alleged infringement by XM of our U.S. Patent Nos. 5,319,673, 5,485,485 and 5,592,471. On February 16, 2000, we and XM entered into a Joint Development Agreement to design and develop receivers that are capable of receiving our and XM's broadcasts and we agreed to withdraw this lawsuit. We and XM have agreed to cross-license our respective intellectual property. Only if this Joint Development Agreement is terminated before the value of the licenses has been determined due to XM's failure to perform a material covenant or obligation under the Joint Development Agreement could we refile this suit.

GOVERNMENT REGULATION

    As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934 (the 'Communications Act'). The FCC is the government agency with primary authority in the United States over satellite radio communications. We currently must comply with regulation by the FCC principally with respect to (1) the licensing of our satellite system; (2) preventing interference with or to other users of radio frequencies; and (3) compliance with rules that the FCC has established specifically for United States satellites and rules that the FCC has established for providing a satellite radio service.

    On May 18, 1990, we proposed that the FCC establish a satellite radio service and applied for an FCC license. On March 3, 1997, the FCC adopted rules for the national satellite radio broadcast service (the 'FCC Licensing Rules'). Pursuant to the FCC Licensing Rules, an auction was held among the applicants on April 1 and 2, 1997. We were a winning bidder for one of two FCC licenses with a bid of approximately $83 million; XM was the other winning bidder for an FCC license with a bid of $89 million. After payment of the full amount by us, on October 10, 1997, the FCC's International Bureau issued us a license to place two satellites in a geostationary orbit. Our FCC license was effective immediately; however, for a period of 30 days following the grant of the FCC license, those parties that had filed comments or petitions to deny in connection with our license application were entitled to petition for reconsideration the International Bureau or to request review of the decision by the full FCC. An application for review by the FCC was filed by one of the low-bidding applicants in the auction. This petition requests, among other things, that the FCC adopt restrictions on foreign ownership, which were not applied in the license issued to us by the FCC's International Bureau on October 10, 1997 (the 'IB Order'), and, on the basis of our ownership, overrule the IB Order. Since December 1997, there have been no further developments concerning this petition. Although we believe the FCC will uphold the IB Order, we cannot predict the ultimate outcome of any proceedings relating to this petition or any other proceeding that may be filed. If this petition is denied, the complaining party may file an appeal with the U.S. Court of Appeals which must find that the decision of the FCC was not supported by substantial evidence, or was arbitrary, capricious or unlawful to overturn the grant of our FCC license.

    Under the FCC Licensing Rules, we are required to meet specific progress milestones. We are required to begin satellite construction within one year of the grant of our FCC license; to launch and begin operating our first satellite within four years of such date; and to begin operating our entire system within six years. The IB Order states that failure to meet these milestones will render our FCC license null and void. We satisfied this first milestone and expect to satisfy the second milestone by launching our first satellite, which is expected to occur between June 21 and July 20, 2000. On March 27, 1997, a third party requested reconsideration of the FCC Licensing Rules, seeking, among other things, that the time period allotted for these milestones be shortened. To date, the FCC has not responded to the petition for reconsideration. We cannot predict the outcome of this petition.

    The spectrum allocated by the FCC for satellite radio in the United States is used in Canada and Mexico for terrestrial microwave links, mobile telemetry and other purposes. In September 1998, the United States government and Canada reached an agreement to coordinate the use of this spectrum. Under the FCC Licensing Rules, the United States government must still coordinate the United States' use of this spectrum with the Mexican government. The United States government continues to meet and discuss this coordination process with Mexico. We have been advised by the FCC that the current discussions with Mexico in this coordination process involve a segmentation of the S-band frequency to permit Mexico to launch and operate its own satellite digital radio system. Any plan to segment the S-band to permit Mexico to launch and operate its own satellite digital radio system may require the consent of certain FCC licensees in spectrum adjoining that awarded to XM and ourselves. We cannot assure you that we will be able to coordinate the use of this spectrum with Mexico or will be able to do so in a timely manner.

    In 1998, we decided to increase the number of satellites in our system from two to three and change our orbits from geostationary to inclined, elliptical geosynchronous, requiring modification of our FCC license. We filed an application with the FCC for this modification on December 11, 1998. Although we believe that the FCC will approve our application for this change, we cannot assure you that this will occur. XM and WCS Radio Inc. have filed comments on our application with the FCC. These comments requested the FCC to condition approval of our modification on receiver interoperability and request us to insure that our service will not cause harmful interference with wireless services in Central and South America. We cannot predict the time it will take the FCC to act on our application or any of those comments, or whether additional submissions or waiver requests will be necessary, and we cannot be sure that the modification we have requested will be granted. Failure of the FCC to approve the requested modification to our license in a timely fashion would have a material adverse effect on our business, financial condition and prospects. In the interim, on December 20, 1999, we received special temporary authority from the FCC to launch and test our satellites. This special temporary authority will expire on April 18, 2000 and does not authorize us to begin providing our service using our three satellites. On March 17, 2000 we submitted a letter to the FCC requesting approval of the modification to our license or, alternatively, an extension of our special temporary authority. We expect the FCC to issue the requested modification to our license upon completion of the coordination process with Mexico.

    The term of our FCC license for each satellite is eight years, commencing from the time each satellite is declared operational after having been inserted into orbit. Upon the expiration of the term with respect to each satellite, we will be required to apply for a renewal of the relevant FCC license. Although we anticipate that, absent significant misconduct on our part, the FCC licenses will be renewed in due course to permit operation of our satellites for their useful lives, and that a license would be granted for any replacement satellites, we cannot assure you of this renewal or grant.

    To operate our satellites, we also will have to obtain a license from the FCC to operate our uplink facility. Normally, this type of approval is sought after issuance of an FCC satellite license. We applied for a license to operate our uplink facility on June 25, 1999. The deadline for the public to file comments on our application was October 16, 1999, and no comments were filed. The FCC has indicated that it intends to consider our application to operate our uplink facility in connection with the approval of our pending application to modify our satellite license. Although we cannot assure you that this license will be granted, we do not expect difficulties in obtaining this license in the ordinary course.

    In the future, any assignments or transfers of control of our FCC license must be approved by the FCC. We cannot assure you that the FCC would approve any of these transfers or assignments.

    In some areas with high concentrations of tall buildings, such as urban cores, or in tunnels, signals from our satellites will be blocked and reception will be adversely affected. In these cases, we plan to install terrestrial repeating transmitters to broadcast Sirius Radio. The FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters. A rulemaking on the subject was initiated by the FCC on March 3, 1997 and is still pending. Several comments were received by the FCC that sought to cause the FCC to consider placing restrictions on our ability to deploy our terrestrial repeating transmitters. On December 17, 1999, XM filed supplemental comments in this rulemaking and we filed supplemental comments in this rulemaking on January 18, 2000. On February 22, 2000, the National Association of Broadcasters, the Wireless Communications Association and BellSouth Corporation filed comments on these filing. These comments seek to protect adjoining wireless service and ensure that we do not originate local programming through our terrestrial repeater network. On March 8, 2000, we filed a reply to these comments reaffirming that we do not intend to originate local programming through our terrestrial repeater network and denying that our repeater network will interfere with adjoining wireless services. Metricom, Inc., MCI WorldCom, Inc. and the Aerospace & Flight Test Radio Coordinating Council also filed reply comments on March 8, 2000 seeking to protect adjoining wireless services, including flight test receivers. On March 22, 2000, we filed a supplemental reply to these reply comments reaffirming that our terrestrial repeater network will not interfere with wireless services in nearby spectrum. The repeaters we have constructed in San Francisco are operating under temporary experimental licenses. We cannot predict the outcome or the timing of these FCC proceedings.

    The IB Order conditions our FCC license on us certifying that our system includes a receiver design that will permit end users to access XM's system. On February 16, 2000, we signed an agreement with XM to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM's services. We believe that this agreement, and our efforts with XM to develop this unified standard for satellite radios, will satisfy the interoperability condition contained in our FCC license.

    The FCC has proposed to update regulations for a new type of lighting device that may generate radio energy in the part of the spectrum to be used by us. The devices would be required to comply with FCC rules that prohibit these devices from causing harmful interference to an authorized radio service such as Sirius Radio. However, unless the FCC adopts adequate technical standards specifically applicable to these devices, it may be difficult for us to enforce our rights if the use of these devices were to become commonplace. We believe that the currently proposed FCC rules must be strengthened to assure protection of our spectrum and filed comments expressing this view on July 8, 1998 and reply comments on August 24, 1998. The FCC's failure to adopt adequate standards could have a material adverse effect on reception of our broadcasts. We believe that the FCC will set adequate standards to prevent harmful interference, although we cannot assure you that it will do so.

    Our business operations as currently contemplated may require a variety of permits, licenses and authorizations from governmental authorities other than the FCC, but we have not identified any permit, license or authorization that we believe could not be obtained in the ordinary course of business. The Communications Act prohibits the issuance of a license to a foreign government or a representative of a foreign government, and contains limitations on the ownership of common carrier, broadcast and some other radio licenses by non-U.S. citizens. We are regulated as a private carrier, not a common carrier, by the FCC. As such, the IB Order determined that we are not bound by the foreign ownership provisions of the Communications Act. The FCC has before it a petition to apply the foreign ownership rules to digital audio radio services, but has not acted on that petition. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment, without economic regulation.

    The foregoing discussion reflects the application of current communications law, FCC regulations and international agreements to our proposed service in the United States. Changes in law, regulations or international agreements relating to communications policy or to matters affecting specifically the service proposed by us could adversely affect our ability to retain our FCC license and obtain or retain other approvals required to provide Sirius Radio or the manner in which our proposed service would be regulated. Further, actions of the FCC may be reviewed by federal courts and we cannot assure you that if challenged, these actions would be upheld.

THE SIRIUS TRADEMARK

    We have an application pending in the United States Patent and Trademark Office for the registration of the trademark 'Sirius' in connection with our service. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the 'Sirius' trademark in the United States in connection with our service.

PERSONNEL

    As of March 30, 2000, we had 99 employees. By commencement of operations, we expect to have approximately 250 employees. The extent and timing of the increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees is represented by a labor union, and we believe that our relationship with our employees is excellent.

LEGAL PROCEEDINGS

    We are not a party to any material litigation.

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

SATELLITE LAUNCHES HAVE SIGNIFICANT RISKS

    We cannot assure you that the launches of our satellites will be successful. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Loral does not protect us against the risks inherent in satellite launches or in-orbit operations. Our three satellites are scheduled to be launched on Proton launch vehicles, which are built by Russian entities. The Proton family of launch vehicles has a launch success rate of 90% based on its last 50 launches. Past experience, however, is not necessarily indicative of future performance.

    On July 5, 1999 and October 27, 1999, the second stage of Proton rockets launched from the Baikonur Cosmodrome in Kazakhstan malfunctioned during flight. As a result of these failures, Proton rocket launches were suspended and the Russian government appointed official investigatory commissions. On January 20, 2000, a commission announced that the October 27th failure was caused by a fire which started in one of the launch vehicle's engines. Proton launches were resumed on February 12, 2000, with the successful launch of a Garuda communications satellite. We expect that there will be approximately three additional Proton launches prior to the launch of our first satellite, which is scheduled to occur between June 21 and July 20, 2000.

    As part of our risk management program, we contracted with Loral for the construction of a fourth satellite that we will use as a ground spare and for some of the long-lead time parts for a fifth satellite. We also have procured insurance covering a replacement launch to the extent required to cover risks Loral does not assume.

WE ARE DEPENDENT UPON LORAL TO BUILD AND LAUNCH OUR SATELLITES

    Our business depends upon Loral successfully constructing and launching the satellites to transmit Sirius Radio. We are relying upon Loral to construct and to deliver these satellites in orbit on a timely basis. We cannot assure you that Loral will deliver the satellites or provide these launch services on a timely basis, if at all. If Loral fails to deliver functioning satellites in a timely manner, our business could be materially adversely affected. Although our agreement with Loral requires Loral to pay us penalties for late delivery, based on the length of the delay, these remedies may not adequately mitigate the damage any launch delays cause to our business. In addition, if Loral fails to deliver the designated launch services due to causes beyond its control, Loral will not be liable for the delay or the damages caused by the delay. While the satellites are under construction, Loral is at risk should anything happen to the satellites. In addition, Loral is responsible for making sure the satellites meet specific performance specifications at the time of launch (in the case of our first three satellites) or at the time of delivery to our ground storage location (in the case of our fourth satellite). However, if any satellite is destroyed during or after launch or if the fourth satellite is damaged or destroyed while in storage, Loral will not be responsible to us for the cost of replacing it.

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

    Generally, Loral is not liable to us for a satellite or launch failure. However, if the first or the third Proton launch vehicle used to launch our satellites fails, Loral will provide us with a free replacement launch. The timing of these replacement launches cannot be predicted.

RECEIVERS FOR OUR SERVICE ARE NOT YET AVAILABLE AND WE ARE DEPENDENT UPON OTHERS TO DESIGN, DEVELOP, MANUFACTURE AND DISTRIBUTE RECEIVERS

    To receive our service, a subscriber will need to purchase a device capable of receiving our broadcasts. Receivers capable of receiving our broadcasts are being developed by several parties, including Lucent; however, receivers have not yet been tested or completed. We expect that receivers will be available at the end of 2000 in limited quantities. Initial receivers will be somewhat more expensive than subsequent receivers we introduce because they will not utilize the complete set of integrated circuits being developed by Lucent.

    Lucent is designing and developing a set of integrated circuits for receivers capable of receiving our broadcasts and we have agreed to pay the cost of this development. The cost of this development has increased since we contracted with Lucent. We cannot assure you that:

     the cost of the chip set development, which we estimate will be approximately $35 million, will not increase;

     Lucent will deliver final integrated circuits in a timely manner and in sufficient quantities to allow consumer electronics manufacturers to produce commercial quantities of receivers capable of receiving our broadcasts in accordance with our business plan; or

     Lucent will price the chip sets low enough to encourage and support the widespread introduction of receivers capable of receiving our broadcasts.

    No one currently manufactures devices capable of receiving our broadcasts or suitable antennas. We may not be able to obtain a commitment on the part of any manufacturer to produce, market and sell devices capable of receiving our broadcasts and suitable antennas in a timely manner and at a price that would permit the widespread introduction of Sirius Radio. In addition, any manufacturers of devices capable of receiving our broadcasts may not produce them in sufficient quantities to meet consumer demand. Our business would be materially adversely affected if we cannot complete the timely development of these products for commercial sale at an affordable price with sufficient distribution.

WE ARE NOT SURE THERE WILL BE A MARKET FOR SIRIUS RADIO

    Currently no one offers a commercial satellite radio service such as Sirius Radio in the United States. As a result, our proposed market is new and untested and we cannot reliably estimate the potential demand for this service or the degree to which our proposed service will meet that demand. We cannot assure you that there will be sufficient demand for Sirius Radio to enable us to achieve significant revenues or cash flow or profitable operations. Sirius Radio will achieve or fail to gain market acceptance depending upon many factors beyond our control, including:

     the willingness of consumers to pay subscription fees to obtain satellite radio broadcasts;

     the cost, availability and consumer acceptance of devices capable of receiving Sirius Radio;

     our marketing and pricing strategies and those of XM, our direct competitor;

     the development of alternative technologies or services; and

     general economic conditions.

OUR BUSINESS IS STILL IN THE DEVELOPMENT STAGE

    Historically, we have generated only losses. We are a development stage company. The service we propose to offer, Sirius Radio, is still in development and we have never recognized any operating revenues or conducted any operations. Since our inception, we have concentrated on raising capital, obtaining required licenses, developing technology, strategic planning, market research and building our infrastructure. Our financial results from our inception on May 17, 1990 through December 31, 1999, are as follows:

     no revenues;

     net losses of approximately $134 million (including a net loss of $63 million during the year ended December 31, 1999); and

     net losses applicable to common stock of approximately $261 million, which includes a deemed dividend on our former 5% Delayed Convertible Preferred Stock of $52 million.

    We do not expect any revenues before 2001, and still have a variety of hurdles to surmount before commencing operations. We have not started to broadcast Sirius Radio and do not expect to generate any revenues from operations until the first quarter of 2001 or to generate positive cash flow from operations until 2002, at the earliest. Our ability to generate revenues, generate positive cash flow and achieve profitability will depend upon a number of factors, including:

     the timely receipt of all necessary regulatory authorizations;

     the successful and timely construction and deployment of our satellite system and terrestrial repeater network;

     the development and manufacture by one or more consumer electronics manufacturers of devices capable of receiving Sirius Radio; and

     the successful marketing and consumer acceptance of Sirius Radio.

We cannot assure you that we will accomplish any of the above, that Sirius Radio will ever commence operations, that we will attain any particular level of revenues, that we will generate positive cash flow or that we will achieve profitability.

WE NEED ADDITIONAL FINANCING TO OPERATE OUR SERVICE

    We need more money to continue implementing our business plan. We believe we can fund our planned operations, including the completion of our satellite and terrestrial system, into the third quarter of 2001 from our working capital at December 31, 1999. We estimate that we will need an additional $120 million to fund our business through the first full year of operations and additional funds until our revenues grow substantially. We will require more money than estimated if there are delays, cost overruns, launch failures or other adverse developments.

    The funding required to develop a unified satellite radio standard could be significant. We cannot predict at this time the amount of the license fees or contribution that will be payable by XM or us under our joint development agreement or the size of the credits to XM and us from the use of our or their technology. This agreement may require us to invest significant additional capital. Under this agreement, each party is obligated to fund one half of the development costs of the technologies used to develop a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the costs based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration.

    Initially we may be required to arrange for the production of receivers. We are currently discussing with several electronics manufacturers agreements to produce receivers capable of receiving our broadcasts; however, no agreement has yet been executed. As part of any such agreement, we may have to bear some costs associated with receivers, the cost of which could be material.

WE FACE MANY FINANCING CHALLENGES AND CONSTRAINTS

    We face many challenges and constraints in financing our development and operations, including those listed below.

    Our debt instruments limit our ability to incur indebtedness. The indentures governing our 15% senior secured discount notes due 2007 and our 14 1/2% senior secured notes due 2009 limit our ability to incur additional indebtedness. In addition, we expect any future senior indebtedness will contain similar limits on our ability to incur additional indebtedness.

    A delay in introducing our service could hinder our ability to raise additional financing. Any delay in implementing our business plan would hurt our ability to obtain the additional financing we need by adversely affecting our expected results of operations and increasing our cost of capital. Several factors could delay us, including the following:

     obtaining additional authorizations from the FCC;

     coordinating the use of S-band radio frequency spectrum with Mexico;

     delays in the testing or launch of our satellites;

     delay in commercial availability of devices capable of receiving Sirius Radio; and

     failure of our vendors to perform as anticipated.

    We have previously incurred some delays in implementing our business plan. During any period of delay, we would continue to need significant amounts of cash to fund capital expenditures, administrative and overhead costs, contractual obligations and debt service. Accordingly, any delay could materially increase the aggregate amount of funds we need to breakeven from operations. Additional financing may not be available on favorable terms or at all during periods of delay.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST CONVENTIONAL RADIO STATIONS, THE OTHER HOLDER OF AN FCC LICENSE TO PROVIDE THIS SERVICE OR OTHER POTENTIAL PROVIDERS OF THIS SERVICE

    We will be competing with conventional radio stations, which, unlike Sirius
Radio:

     do not charge subscription fees;

     do not require users to purchase a separate receiver and antenna; and

     often offer local information programming such as local news and traffic reports.

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

    Finally, one or more competitors may design a satellite radio broadcast system that is superior to our system. The competitive factors listed above could materially adversely affect our results of operations. In addition, any delays in introducing our service also could place us at a competitive disadvantage relative to any competitor that begins operations before us.

OUR SYSTEM RELIES ON UNPROVEN APPLICATIONS OF TECHNOLOGY

    Our satellite system applies technology in new and unproven ways. Sirius Radio is designed to be broadcast from three satellites orbiting the Earth. Two of the three satellites will transmit the same signal at any given time to receivers that will receive signals through antennas. This design applies technology in new and unproven ways. Accordingly, we cannot assure you that the Sirius Radio system will work as planned.

    Some obstructions will adversely affect Sirius Radio reception. High concentrations of tall buildings, other obstructions, such as those found in large urban areas, and tunnels will block the signals from both transmitting satellites. We plan to install terrestrial repeating transmitters to rebroadcast Sirius Radio in 46 urban areas to mitigate this problem. However, some areas with impediments to satellite line-of-sight may still experience 'dead zones.' We cannot assure you that the Sirius Radio system will operate as planned with the technology we have developed.

    Our system has never been tested with orbiting satellites. We cannot assure you that the Sirius Radio system will function as intended until we test it with orbiting satellites and antennas and receivers suitable for commercial production. We have never done this kind of test because there are no commercial satellites in orbit capable of transmitting radio signals on S-band frequencies to the United States.

SATELLITES HAVE A LIMITED LIFE AND MAY FAIL IN ORBIT

    We expect that our satellites will last approximately 15 years, and that after this period their performance in delivering Sirius Radio will deteriorate. We cannot assure you, however, of the useful life of any particular satellite. Our operating results would be adversely affected if the useful life of our initial satellites is significantly shorter than 15 years.

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

    If one of our satellites fails on launch or in orbit and if we are required to launch our spare satellite, our operational timetable will be delayed for up to six months. If two or more of our satellites fail on launch or in orbit, our operational timetable could be delayed by at least 16 months.

INSURANCE MAY NOT COVER ALL RISKS OF LAUNCHING AND OPERATING SATELLITES

    There are many potential risks to insure. Our agreement with Loral does not protect us against launch vehicle failure, failure of a satellite to deploy correctly or failure of a satellite to operate as planned. We must purchase insurance to protect adequately against these risks. The insurance premiums we pay may increase substantially upon any adverse change in insurance market conditions.

    Many risks we face may not be covered by insurance. Our insurance may not cover all of our losses, and may not fully reimburse us for the following:

     expenditures for a satellite which fails to perform to specifications after launch;

     damages from business interruption, loss of business and any expenditures arising from satellite failures or launch delays; and

     losses for which there are deductibles, exclusions and conditions.

WE ARE SUBJECT TO CONTINUING AND DETAILED REGULATION BY THE FCC

    We need a modification to our FCC license before we can begin operation. In May 1998, we decided to increase the number of satellites in our system from two to three and to change the orbit of those satellites. To implement these changes, the FCC must approve changes to our FCC license. If the FCC were to deny our application to modify our license, we would be required to redesign our proposed system and modify our satellites, at a significant cost, and our commercial operations would be delayed. On December 11, 1998, we filed an application with the FCC for these changes. Although we believe that the FCC will approve our application for this necessary change, we cannot assure you that this will occur. XM and WCS Radio Inc. have filed comments on our application with the FCC. These comments requested the FCC to condition approval of our modification on receiver interoperability and request us to insure that our service will not cause harmful interference with wireless services in Central and South America. We cannot predict the time it will take the FCC to act on our application or any of these comments, or whether additional submissions or waiver requests will be necessary, and we cannot be sure that the modification we have requested will be granted.

    In the interim, on December 20, 1999, we received special temporary authority from the FCC to launch and test our satellites. This special temporary authority will expire on April 18, 2000 and does not authorize us to begin providing our service using our three satellites. Although we have applied for an extension of this authority, we cannot predict whether the FCC will reissue this special temporary authority prior to April 18, 2000.

    The United States needs to complete frequency coordination with Mexico. To use our assigned spectrum, the United States government must complete a process of frequency coordination with Mexico. This coordination process may require the consent of certain FCC licensees in spectrum adjoining that assigned to ourselves and XM. We cannot assure you that the United States government will be able to coordinate use of this spectrum with Mexico or do so in a timely manner.

    Our FCC license is being challenged. The FCC's International Bureau granted us an FCC license after we submitted a winning bid in an FCC auction. One of the low-bidders in that FCC auction applied to have the full FCC review the grant of our FCC license. The application requests that the FCC adopt restrictions on foreign ownership and overrule the granting of our FCC license on the basis of our ownership. If the FCC denies this application, the complaining party may appeal to the U.S. Court of Appeals. Because less than 25% of our voting stock is owned by non-U.S. persons, we believe the FCC will uphold the grant of our FCC license. We cannot predict the ultimate outcome of any proceedings relating to this application or any other proceedings that interested parties may file. Since December 29, 1997, there have been no developments in this matter.

    We will need to renew our FCC license after eight years. The term of our FCC license with respect to each satellite is eight years, beginning on the date it is declared operational after it is inserted into orbit.

When the term of our FCC license for each satellite expires, we must apply for a renewal of the relevant license. If the FCC does not renew our FCC license, we would be forced to cease broadcasting Sirius Radio. We cannot assure you that we will obtain these renewals.

    We need FCC approval to operate our terrestrial repeating transmitters. Although we plan to install terrestrial repeating transmitters to rebroadcast Sirius Radio in 46 urban areas, the FCC has not yet established rules governing the application procedure for obtaining authorizations to construct and operate terrestrial repeating transmitters on a commercial basis. The FCC initiated a rulemaking on the subject in March 1997 and received several comments urging the FCC to consider placing restrictions on the ability to deploy terrestrial repeating transmitters. This rulemaking is still pending. Both we and XM filed supplemental comments in this rulemaking. On February 22, 2000, the National Association of Broadcasters, the Wireless Communications Association and BellSouth Corporation filed comments seeking to protect adjoining wireless service and to ensure that we do not originate local programming through our terrestrial repeater network. On March 8, 2000, we filed a reply to these comments reaffirming that we do not intend to originate local programming through our terrestrial repeater network and denying that our repeater network will interfere will adjoining wireless services. Metricom, Inc., MCI WorldCom, Inc. and the Aerospace & Flight Test Radio Coordinating Council also filed reply comments on March 8, 2000 seeking to protect adjoining wireless services, including flight test receivers. On March 22, 2000, we filed a supplemental reply to these reply comments reaffirming that our terrestrial repeater network will not interfere with wireless services in nearby spectrum. The repeaters we have constructed in San Francisco are operating under temporary experimental licenses. We cannot predict the outcome or the timing of these FCC proceedings.

    New devices may interfere with our broadcasts. The FCC has proposed regulations to allow a new type of lighting device that may generate radio energy in the part of the spectrum we intend to use. We believe the current proposed regulations for these devices do not contain adequate safeguards to prevent interference with services such as Sirius Radio. If the FCC fails to adopt adequate technical standards specifically applicable to these devices and if the use of these devices becomes commonplace, we could experience difficulties enforcing our rights. If the FCC fails to adopt adequate standards, the new devices could materially adversely affect reception of our broadcasts. Although we believe that the FCC will set adequate standards to prevent harmful interference, we cannot assure you that it will do so.

    We may be adversely affected by changing regulations. To provide Sirius Radio, we must retain our FCC license and obtain or retain other requisite approvals. Our ability to do so could be affected by changes in laws, FCC regulations, international agreements governing communications policy generally or international agreements relating specifically to Sirius Radio. In addition, the manner in which Sirius Radio would be offered or regulated could be affected by these changes.

    We may be adversely affected by foreign ownership restrictions. The Communications Act restricts ownership in some broadcasters by foreigners. If these foreign ownership restrictions were applied to us, we would need further authorization from the FCC if our foreign ownership were to exceed 25%. The order granting our FCC license determined that, as a private carrier, those restrictions do not apply to us. However, the order granting our FCC license stated that our foreign ownership status under the Communications Act could be raised in a future proceeding. The pending appeal of the grant of our FCC license may bring the question of foreign ownership restrictions before the full FCC.

    We could be required to comply with public service regulations. The FCC has indicated that it may impose public service obligations on satellite radio broadcasters in the future, which could add to our costs or reduce our revenues. For example, the FCC could require broadcasters to set aside channels for educational programming. We cannot predict whether the FCC will impose public service obligations or the impact that any of these obligations would have on our results of operations.

OUR TECHNOLOGY MAY BECOME OBSOLETE

    We will depend on technologies being developed by third parties to implement key aspects of our system. These technologies may become obsolete. We may be unable to obtain more advanced technologies on a timely basis or on reasonable terms, or our competitors may obtain more advanced technologies and we may not have access to these technologies.

WE MAY NOT BE ABLE TO MANAGE RAPID GROWTH

    We expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development of our satellite radio system. We do not currently employ sufficient staff to program our broadcast service, or handle all of our sales and marketing efforts. Although we have hired experienced executives in these areas, we must hire additional employees before we begin commercial operations of our service. This growth may strain our management and operational resources. Our results of operations could be materially adversely affected if we fail to do any of the following:

     develop and implement effective management systems;

     hire and train sufficient personnel to perform all of the functions necessary to effectively provide our service;

     manage our subscriber base and business; or

     manage our growth effectively.

CONSUMERS MAY STEAL OUR SERVICE

    Consumers may steal the Sirius Radio signal. Although we plan to use encryption technology to mitigate signal piracy, we do not believe that this technology is infallible. Accordingly, we cannot assure you that we can eliminate theft of the Sirius Radio signal. Widespread signal theft could reduce the number of motorists willing to pay us subscription fees and materially adversely affect our results of operations.

OUR PATENTS MAY NOT BE SUFFICIENT TO PREVENT OTHERS FROM COPYING ELEMENTS OF OUR SYSTEM

    Although our U.S. patents cover various features of satellite radio technology, our patents may not cover all aspects of our system. Others may duplicate aspects of our system which are not covered by our patents without liability to us. In addition, competitors may challenge, invalidate or circumvent our patents. We may be forced to enforce our patents or determine the scope and validity of other parties' proprietary rights through litigation. In this event, we may incur substantial costs and we cannot assure you of success in this litigation. In addition, others may block us from operating our system if our system infringes their patents, their pending patent applications which mature into patents or their inventions developed earlier which mature into patents. Should we desire to license our technology, we cannot assure you that we can do so. Assuming we pay all necessary fees on time, the earliest expiration date on any of our patents is April 10, 2012.

ITEM 2. PROPERTIES

    On March 31, 1998, we signed a lease for the 36th and 37th floors and certain portions of the roof and basement at 1221 Avenue of the Americas, New York, New York, to house our headquarters and National Broadcast Studio. We will use portions of the roof to install and maintain satellite transmission equipment and will use a portion of the 8th floor setback to install an emergency electric power generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. We also have a right of first refusal, from and after October 8, 2001, to lease any full floor that becomes available on floors 27 through 37 of the building at fair market value. The initial annual rental is approximately $4.3 million, with specified increases and escalations based on operating expenses.

    On March 22, 2000, we signed a lease for the 32nd floor at 1221 Avenue of the Americas to house our staff. The term of the lease for the 32nd floor commences on August 1, 2000 and expires on December 31, 2002. Upon expiration of the lease for the 32nd floor, the lease will automatically extend to cover the 34th floor of the same building and will expire on the date our lease for the 36th and 37th floor terminates. The initial annual rental for this additional floor is approximately $2.7 million, with specified increases and escalations based on operating expenses.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock began trading on the Nasdaq SmallCap Market on September 13, 1994. From October 24, 1997 to January 11, 2000, our Common Stock was traded on the Nasdaq National Market under the symbol 'CDRD'. On January 12, 2000, our Common Stock began trading on the Nasdaq National Market under the symbol 'SIRI'.

    The following table sets forth the high and low closing bid price for our Common Stock, as reported by Nasdaq, for the periods indicated below:

                                                              HIGH     LOW
                                                              ----     ---
Year Ended December 31, 1999
    First Quarter...........................................   38 5/8   20 1/2
    Second Quarter..........................................   32       19 1/2
    Third Quarter...........................................   38 1/2   23 1/4
    Fourth Quarter..........................................   48 1/2   23 1/8

Year Ended December 31, 1998
    First Quarter...........................................   23 1/2   12 1/8
    Second Quarter..........................................   41 1/2   24 1/8
    Third Quarter...........................................   36 7/8   15 1/4
    Fourth Quarter..........................................   38 1/2   14 9/16

    On March 23, 2000, the closing bid price of our Common Stock on Nasdaq was $54 3/4 per share. On March 23, 2000, there were approximately 278 record holders of our Common Stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The agreements governing our outstanding debt and the instruments governing our outstanding preferred stock contain provisions that limit our ability to pay dividends on our Common Stock. See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

    Recent Sales of Unregistered Securities. On January 31, 2000, we sold 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. for an aggregate purchase price of $200 million. In connection with this sale, we paid an aggregate of $7 million in fees to an investment banking firm. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into shares of Common Stock at a price of $34 per share. The proceeds from this sale of our 9.2% Series D Junior Cumulative Convertible Preferred Stock will be used for general corporate purposes.

    On February 1, 2000, we sold 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation for an aggregate purchase price of approximately $100 million. We did not pay any amounts to investment banking firms in connection with this sale. The proceeds from this sale of our Common Stock will be used for general corporate purposes.

    These sales were exempt from registration under the Securities Act of 1933, as amended (the 'Securities Act'), by virtue of Section 4(2) thereof. We determined that The Blackstone Group, L.P. and its affiliates and DaimlerChrysler Corporation had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of purchasing shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock and our Common Stock, respectively. We did not sell the shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock or Common Stock by any form of general solicitation or general advertising, and we determined that each of The Blackstone Group, L.P. and their affiliates and DaimlerChrysler Corporation were acquiring these shares for their own accounts and with no intention of distributing or reselling them. In addition, prior to these sales, we provided each of The Blackstone Group, L.P. and their affiliates and DaimlerChrysler Corporation with reports we filed with the Securities and Exchange Commission, and other information, as contemplated by Rule 502 under the Securities Act, and we afforded each of them an opportunity to ask questions concerning the information provided to them and to obtain any other information concerning us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data set forth below with respect to the statements of operations for the years ended December 31, 1997, 1998 and 1999 and with respect to the balance sheets at December 31, 1998 and 1999 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, included in Item 8 of this report. Our selected consolidated financial data with respect to the balance sheets at December 31, 1995, 1996 and 1997 and with respect to the statement of operations data for the years ended December 31, 1995 and 1996, are derived from our audited consolidated financial statements, which are not included herein. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                          STATEMENT OF OPERATIONS DATA

                                                                                        CUMULATIVE
                                                                                      FOR THE PERIOD
                                                                                       MAY 17, 1990
                                             YEAR ENDED DECEMBER 31,                (DATE OF INCEPTION)
                                -------------------------------------------------     TO DECEMBER 31,
                                 1995      1996      1997       1998       1999            1999
                                 ----      ----      ----       ----       ----     -------------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues............  $ --      $ --      $ --      $  --      $  --           $  --
Net loss......................  $(2,107)  $(2,831)  $(4,737)  $(48,396)  $(62,822)       $(134,491)
Net loss per share (basic and
  diluted)....................  $  (.23)  $  (.29)  $  (.41)  $  (2.70)  $  (2.57)
Weighted average common shares
  outstanding (basic and
  diluted)....................    9,224     9,642    11,626     17,932     24,470

                               BALANCE SHEET DATA

                                                                DECEMBER 31,
                                           ------------------------------------------------------
                                             1995       1996       1997       1998        1999
                                             ----       ----       ----       ----        ----
                                                               (IN THOUSANDS)
Cash and cash equivalents................  $  1,800   $  4,584   $    900   $150,190   $   81,809
Restricted investments, at amortized
  cost...................................  $  --      $  --      $  --      $  --      $   67,454
Marketable securities, at market.........  $  --      $  --      $169,482   $115,433   $  317,810
Working capital..........................  $  1,741   $  4,442   $170,894   $180,966   $  304,010
Total assets.............................  $  2,334   $  5,065   $323,808   $643,880   $1,206,612
Deficit accumulated during the
  development stage......................  $(15,705)  $(18,536)  $(23,273)  $(71,669)  $ (134,491)
Stockholders' equity(1)..................  $  1,991   $  4,898   $ 15,980   $ 77,953   $  134,179

---------

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

    (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

OVERVIEW

    Sirius Satellite Radio Inc. was organized in May 1990 and is in its development stage. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, commencing the construction of four satellites, constructing our production and broadcast facility, acquiring content for our programming, developing our terrestrial repeater network, arranging for the design and development of receivers, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of commercial operations of Sirius Radio. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

    Upon commencing operations, we expect our primary source of revenue to be subscription fees. We currently anticipate that our subscription fee will be $9.95 per month to receive Sirius Radio broadcasts, with a one time activation fee per subscriber. In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels. We do not expect to recognize revenues from operations until the first quarter of 2001, at the earliest. We do not intend to manufacture the receivers necessary to receive Sirius Radio and thus we will not receive any revenues from their sale.

    We expect that the operating expenses associated with our service will consist primarily of marketing, sales, programming, maintenance of our satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (which are likely to be calculated based on a percentage of revenues). Marketing, sales, general and administrative costs are expected to consist primarily of advertising costs, salaries of employees, rent and other administrative expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    We recorded net losses of $62,822 ($2.57 per share) and $48,396 ($2.70 per share) for the years ended December 31, 1999 and 1998, respectively. Our total operating expenses were $63,518 and $39,079 for the years ended December 31, 1999 and 1998, respectively.

    Engineering, design and development costs were $33,134 and $2,150 for the years ended December 31, 1999 and 1998, respectively. Engineering costs incurred in the year ended December 31, 1999 represented primarily payments to Lucent in connection with our chip set development effort and payments to consumer electronic manufacturers in connection with our receiver development efforts. The increase in these costs in the 1999 period resulted primarily from the increased activity in the receiver development efforts as we prepare to launch our service.

    General and administrative expenses increased for the year ended
December 31, 1999 to $30,384 from $11,247 for the year ended December 31, 1998. General and administrative expenses increased due to the occupancy of our National Broadcast Studio and the growth of our management team and workforce. The major components of general and administrative expenses for the year ended December 31, 1999 were salaries and employment related costs (32%), rent and occupancy costs (18%) and legal and regulatory fees (10%), while in the year ended December 31, 1998 the major components were salaries and employment related costs (29%), rent and occupancy costs (20%) and legal and regulatory fees (17%). The remaining portion of general and administrative expenses (40% in 1999 and 34% in 1998) consisted of other costs such as insurance, marketing, consulting, travel, depreciation and supplies, with only marketing (14%) exceeding 10% of the total in the 1999 period and no amount exceeding 10% of the total in the 1998 period.

    The increase in interest and investment income to $17,502 for the year ended December 31, 1999 from $7,250 for the year ended December 31, 1998, was the result of higher average balances of cash, marketable securities and restricted investments during the year ended December 31, 1999. The higher average balances of cash, marketable securities and restricted investments during 1999 were due to the proceeds from financing activities during 1999, including the issuance of our 14 1/2% Senior Secured Notes due 2009, 8 3/4% Convertible Subordinated Notes due 2009, 9.2% Series B Junior Cumulative Convertible Preferred Stock and Common Stock, exceeding the amount of our expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

    Interest expense, net of capitalized interest, was $16,806 for the year ended December 31, 1999 and $14,272 for the year ended December 31, 1998. This increase in net interest expense was due to interest expense increasing by an amount ($42,618) greater than the corresponding increase in capitalized interest ($40,084). The increase in interest expense was due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    We recorded net losses of $48,396 ($2.70 per share) and $4,737 ($.41 per share) for the years ended December 31, 1998 and 1997, respectively. Our total operating expenses were $39,079 and $6,865 for the years ended December 31, 1998 and 1997, respectively.

    Engineering, design and development costs were $2,150 and $776 for the years ended December 31, 1998 and 1997, respectively. Engineering costs increased in the year ended December 31, 1998 due to increased consulting costs and growth of our engineering workforce.

    General and administrative expenses increased for the year ended December 31, 1998 to $11,247 from $6,089 for the year ended December 31, 1997. General and administrative expenses increased due to the growth of our management team and workforce necessary to develop and commence the broadcast of our service. The major components of general and administrative expenses for the year ended December 31, 1998 were salaries and employment related costs (29%), rent and occupancy costs (20%) and legal and regulatory fees (17%), while in the year ended December 31, 1997 the major components were salaries and employment related costs (27%), rent and occupancy costs (6%) and legal and regulatory fees (28%). The remaining portion of general and administrative expenses (34% in 1998 and 39% in 1997) consisted of other costs such as insurance, market research, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 1998 period and only consulting (15%) exceeding 10% of the total in the 1997 period.

    The increase in interest and investment income to $7,250 for the year ended December 31, 1998 from $4,074 for the year ended December 31, 1997 was the result of higher average cash and marketable securities balances during the year ended December 31, 1998. The higher average balances were due to the proceeds resulting from the sale of our Common Stock to Prime 66 Partners, L.P. and the sale of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the 'Apollo Investors') in 1998 and the unexpended proceeds from our 1997 Common Stock sales exceeding the amount of our expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

    Interest expense, net of capitalized interest, was $14,272 for the year ended December 31, 1998 and $1,946 for the year ended December 31, 1997. The increase in net interest expense was due to interest accruing on our 15% Senior Secured Discount Notes due 2007 issued in November 1997, in conjunction with a low level of interest capitalized during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, we had cash, cash equivalents, marketable securities and restricted investments totaling $467,073 and working capital of $304,010 compared with cash, cash equivalents and marketable securities of approximately $265,623 and working capital of $180,966 at December 31, 1998. These increases reflect the proceeds from the issuance of (1) our 14 1/2% Senior Secured Notes due 2009 and related warrants during the second quarter of 1999, (2) our 8 3/4% Convertible Subordinated Notes due 2009 during the third and fourth quarters of 1999, (3) a total of 3,450,000 shares of Common Stock during the third and fourth quarters of 1999 and (4) our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors during the fourth quarter of 1999 exceeding capital expenditures and operating expenses for 1999. As part of the issuance of our 14 1/2% Senior Secured Notes due 2009 in the second quarter of 1999, we were required to place approximately $79,300 of U.S. government securities in a restricted account to pay the first six interest payments on these notes. We made the first interest payment on these 14 1/2% Senior Secured Notes due 2009 from the proceeds of our restricted investments during the fourth quarter of 1999. As of December 31, 1999, we had restricted investments, at amortized cost, of $67,454, which will be used to make the next five interest payments on these 14 1/2% Senior Secured Notes due 2009.

    Funding Requirements. We believe we can fund our planned operations, including the construction of our system, into the third quarter of 2001 from our existing working capital. In addition, we anticipate cash requirements of approximately $120,000 to fund our operations through the first full year of commercial operations and additional funds until our revenues grow substantially.

    To build and launch the satellites necessary to transmit Sirius Radio we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver, in-orbit and checked-out, three satellites, to construct for us a fourth satellite for use as a ground spare and to provide satellite launch services. We are committed to make aggregate payments of approximately $745,040 under the Loral Satellite Contract, which includes $15,000 of long-lead time parts for a fifth satellite and $3,400 for integration analysis of the viability of using the Sea Launch platform as an alternative launch vehicle for our satellites. As of December 31, 1999, $434,804 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of all the payments under the Loral Satellite Contract are contingent upon Loral meeting specified milestones in the construction of our satellites.

    We also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after the commencement of our operations. We expect our interest expense will increase significantly when compared to our 1999 interest expense as a result of the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 in September and October 1999; however, our 15% Senior Secured Discount Notes due 2007 will not require cash payments of interest until June 2003. A portion of the net proceeds of our 14 1/2% Senior Secured Notes due 2009 was used to purchase a portfolio of U.S. government securities in an amount sufficient to pay in full interest on these notes through May 15, 2002.

    The amount and timing of our actual cash requirements will depend upon numerous factors including costs associated with the construction and deployment of our satellite system and terrestrial repeater network, costs associated with the design and development of chip sets and receivers, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, launch failures, launch services or satellite system change orders or any shortfalls in estimated levels of operating cash flow.

    Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity securities. As of March 20, 2000, we had received a total of approximately $874,000 in equity capital, as a result of the following transactions: (1) the sale of shares of our Common Stock prior to the issuance of our FCC license (net proceeds of approximately $22,000); (2) the sale of 5,400,000 shares of 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all the outstanding shares of 5% Delayed Convertible Preferred Stock); (3) the sale of 4,955,488 shares of our Common Stock (net proceeds of approximately $71,000) in 1997; (4) the sale of 5,000,000 shares of our Common Stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998; (5) the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investors (net proceeds of approximately $129,000) in December 1998; (6) the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo

Investors (net proceeds of approximately $63,000) in November 1999; (7) the sale of 3,000,000 shares of our Common Stock in an underwritten public offering (net proceeds of approximately $68,000) in September 1999, and an additional 450,000 shares of our Common Stock in connection with the exercise of the underwriters' over-allotment option (net proceeds of approximately $10,000) in October 1999;
(8) the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. (net proceeds of approximately $192,000) in February 2000; and (9) the sale of 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000.

    In September 1999, we issued $125,000 aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000). In October 1999, we issued an additional $18,750 aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009 to the underwriters of this convertible notes offering in connection with their over-allotment option (net proceeds of approximately $18,000). In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.792 shares of our Common Stock as of December 31, 1999. We invested approximately $79,300 of these net proceeds in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units, each consisting of $20 aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003. The indentures governing our 14 1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness and are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license.

    In July 1998, we entered into a term loan agreement with a group of financial institutions pursuant to which these lenders provided us $115,000 of term loans. The proceeds of these loans were used to fund a portion of the progress payments required to be made by us under the Loral Satellite Contract for the purchase of launch services and to pay interest, fees and other expenses related to these loans. On February 29, 2000, we repaid these loans and cancelled the related credit agreement.

    Loral has deferred a total of $50,000 of the payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be paid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network. If there is a satellite or launch failure, we will be required to pay Loral the deferred amount for the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount for that satellite will become due within 60 days of this election.

    Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are convertible into shares of our Common Stock at a price of $30.00 per share. The 9.2%
Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are callable by us beginning
November 15, 2001 at a price of 100% if the current market price, as defined in the Certificate of Designation of the 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock, of our Common Stock exceeds $60.00 per share for a period of 20 consecutive trading days, will be callable in all events beginning November 15, 2003 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred

Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our Common Stock have the right to vote.

    Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are convertible into shares of our Common Stock at a price of $34.00 per share. The 9.2% Series D Junior Cumulative Convertible Preferred Stock is callable by us beginning December 23, 2002 at a price of 100% if the market price, as defined in the Certificate of Designation of the 9.2% Series D Junior Cumulative Convertible Preferred Stock, of our Common Stock exceeds $68.00 per share for a period of 20 consecutive trading days, will be callable in all events beginning December 23, 2004 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series D Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of Common Stock have the right to vote.

    On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of such 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we would redeem these securities. As of March 1, 2000, 1,200,627 shares of our 10 1/2% Series C Convertible Preferred Stock and warrants to purchase up to 81,772 shares of 10 1/2% Series C Convertible Preferred Stock were outstanding. On April 12, 2000, each outstanding share of 10 1/2% Series C Convertible Preferred Stock will be redeemed for $100.00 (plus accrued and unpaid dividends) and each outstanding warrant to purchase a share of 10 1/2% Series C Convertible Preferred Stock will be redeemed for $35.34. The right of holders of 10 1/2% Series C Convertible Preferred Stock to convert their shares into shares of Common Stock (at a ratio of approximately 5.56 shares of Common Stock for each share of 10 1/2% Series C Convertible Preferred Stock), or of holders of warrants to purchase shares of 10 1/2% Series C Convertible Preferred Stock, and to convert such 10 1/2% Series C Convertible Preferred Stock into shares of Common Stock, will expire at 5:00 p.m., New York City time, on April 11, 2000. Based on the closing sale price of the Common Stock on March 21, 2000 of $51 1/16, a holder who converts his or her 10 1/2% Series C Convertible Preferred Stock will receive Common Stock worth approximately $283.68 (plus accrued and unpaid dividends). We anticipate that most holders will convert their 10 1/2% Series C Convertible Preferred Stock into Common Stock prior to April 12, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements contained in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding our directors and executive officers is provided below.

        NAME                           AGE               POSITIONS WITH THE COMPANY
        ----                           ---               --------------------------
David Margolese......................  42    Chairman of the Board and Chief Executive Officer
Robert D. Briskman...................  67    Executive Vice President, Engineering, and
                                             Director
Ira H. Bahr..........................  37    Senior Vice President, Marketing, Alliances &
                                             Communications
Joseph S. Capobianco.................  50    Senior Vice President, Content
Patrick L. Donnelly..................  38    Senior Vice President, General Counsel & Secretary
Lawrence F. Gilberti(1)(2)...........  49    Director
Joseph V. Vittoria(1)(2).............  64    Director
Ralph V. Whitworth(1)(2).............  44    Director

---------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    DAVID MARGOLESE has served as Chairman of the Board and Chief Executive Officer since August 1993, and as a director since August 1991. Prior to his involvement with Sirius Radio, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Roger Communications Inc. in 1989, and Canadian Telecom Inc., a radio paging company, serving as that company's president until the company's sale in 1987.

    ROBERT D. BRISKMAN is Sirius Radio's co-founder and has served as Executive Vice President, Engineering, and as a director since October 1991. Before 1986, during his twenty-two year career at Communications Satellite Corporation, a satellite communications company, he was responsible for the engineering and implementation of numerous major satellite systems, including ITALSAT, ARABSAT and CHINASAT. Mr. Briskman was one of the early engineers hired at NASA in 1959, and received the APOLLO Achievement Award for the design and implementation of the Unified S-Band System. He is past chairman of the IEEE Standards Board, past president of the Aerospace and Electronics Systems Society and served on the industry advisory council to NASA. He is the Telecommunications Editor of McGraw Hill's Encyclopedia of Science and Technology and is a recipient of the IEEE Centennial Medal.

    IRA H. BAHR has served as Senior Vice President, Marketing, Alliances & Communications, since October 1998. From June 1998 to October 1998, Mr. Bahr was Vice President, Marketing. Previously, Mr. Bahr held senior management positions at BBDO New York, a worldwide advertising agency. From 1992 through 1998, Mr. Bahr was Senior Vice President and Worldwide Account Director in charge of the agency's relationship with Federal Express. In that role, he planned, managed and executed FedEx advertising and promotional programs around the world and worked closely with FedEx executive management in developing long term business and branding strategies.

    JOSEPH S. CAPOBIANCO has served as Senior Vice President, Content, since April 1997. From 1981 to April 1997, he was an independent consultant providing programming, production, marketing and strategic planning consulting services to media and entertainment companies, including Home Box Office, a cable television service and a subsidiary of Time Warner Entertainment Company, L.P., and ABC Radio. From May 1990 to February 1995, he served as Vice President of Programming at Music Choice, which operates a 40-channel music service available to subscribers to DIRECTV, and is partially owned by Warner Music Group Inc., Sony Entertainment Inc. and EMI.

    PATRICK L. DONNELLY has served as Senior Vice President, General Counsel & Secretary since May 1998. From June 1997 to May 1998, he was Vice President and Deputy General Counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels &

Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was Assistant General Counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an associate at the law firm of Simpson Thacher & Bartlett.

    LAWRENCE F. GILBERTI has been a director of Sirius Radio since September 1993 and served as our Secretary from November 1992 until May 1998. Since December 1992, he has been the Secretary and sole director, and from December 1992 to September 1994 was the President, of Satellite CD Radio, Inc., our subsidiary which holds our FCC license. Mr. Gilberti is of counsel to the law firm of Reed Smith Shaw & McClay LLP and has provided legal services to Sirius Radio since 1992. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner & Harding. Mr. Gilberti is a member of the Audit and Compensation Committees of our Board of Directors.

    JOSEPH V. VITTORIA has been a director of Sirius Radio since April 1998. Since 1997, Mr. Vittoria has served as Chairman and Chief Executive Officer of Travel Services International, Inc., a travel services distributor, and as a member of the Board of Overseers of Columbia Business School. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., one of the world's largest rental car companies, and served as its President and Chief Operating Officer during the prior five years. During that time, Mr. Vittoria was responsible for creating the Avis Employee Stock Ownership Plan and for the sale of Avis to HFS Incorporated in 1996. Mr. Vittoria is a member of the Audit and Compensation Committees of our Board of Directors.

    RALPH V. WHITWORTH has been a director of Sirius Radio since March 1994. Mr. Whitworth has been a principal and managing member at Relational Investors LLC, a private investment company, since March 1996, and a partner in Batchelder & Partners, Inc., a financial advisory firm, since January 1997. Since April 1998, he has also been Chairman of Apria Healthcare Group, Inc., a home-health company. From August to November 1999, he was Chairman of Waste Management, Inc., a provider of integrated waste management services. From August 1988 to December 1996, he was President of Whitworth and Associates, a Washington, D.C.-based consulting firm. Mr. Whitworth is also a director of Mattel, Inc., Waste Management, Inc. and Tektronix, Inc. Mr. Whitworth is a member of the Audit and Compensation Committees of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

    The table below shows the compensation for the last three years for our Chairman of the Board and Chief Executive Officer and the four next highest paid executive officers at the end of 1999.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL           LONG-TERM
                                                       COMPENSATION       COMPENSATION
                                                     ----------------     ------------
                                                                           NUMBER OF
                                                                           SECURITIES
                                                                           UNDERLYING       ALL OTHER
                                                     SALARY    BONUS        OPTIONS      COMPENSATION(1)
NAME AND PRINCIPAL POSITION                   YEAR      $        $             #                $
---------------------------                   ----   -------   ------     ------------   ---------------
David Margolese ............................  1999   450,000     --        2,500,000         10,000
  Chairman of the Board and Chief             1998   400,000     --           --             10,000
    Executive Officer                         1997   268,714     --           --             --
Robert D. Briskman .........................  1999   280,000   40,000(2)     150,000         10,000
  Executive Vice President, Engineering       1998   260,000   25,000(2)      57,500         10,000
                                              1997   234,583     --           30,000         --
Ira H. Bahr(3) .............................  1999   234,167     --          275,000         10,000
  Senior Vice President, Marketing,           1998   103,183     --          100,000          6,425
  Alliances & Communications                  1997     --        --           --             --
Joseph S. Capobianco .......................  1999   241,667     --          100,000         10,000
  Senior Vice President, Content              1998   218,125     --           25,000          9,200
                                              1997   141,667     --           75,000         --
Patrick L. Donnelly(4) .....................  1999   277,500     --          215,000         10,000
  Senior Vice President, General Counsel      1998   162,500     --          110,000         --
    & Secretary                               1997     --        --           --             --

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Represents matching contributions by us under the Sirius Satellite Radio Inc. 401(k) Savings Plan (the '401(k) Plan'). These amounts were paid in the form of our Common Stock.

(2) Amount represents bonus award for obtaining patents.

(3) Mr. Bahr became an executive officer in October 1998.

(4) Mr. Donnelly became an executive officer in May 1998.

                              -------------------

    The following table sets forth certain information for the fiscal year ended December 31, 1999, with respect to options granted to individuals named in the summary compensation table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                        AT ASSUMED ANNUAL RATE
                                                                                                            OF STOCK PRICE
                                                                                                        APPRECIATION FOR OPTION
                                                         INDIVIDUAL GRANTS                                       TERM
                                 ------------------------------------------------------------------   ---------------------------
                                                         PERCENT OF
                                 NUMBER OF SECURITIES   TOTAL OPTIONS
                                  UNDERLYING OPTIONS     GRANTED TO
                                       GRANTED          EMPLOYEES IN    EXERCISE PRICE   EXPIRATION
             NAME                        (#)             FISCAL YEAR      ($/SHARE)         DATE         5%($)          10%($)
             ----                --------------------   -------------   --------------   ----------   ------------   ------------
David Margolese................       1,800,000             55.0%            31.25          1/1/09     35,375,323     89,648,013
                                        700,000                              30.50        12/17/09     13,426,900     34,026,402
Robert D. Briskman.............          60,000              3.3%            23.75         3/26/09        896,175      2,271,083
                                         90,000                              30.50        12/17/09      1,726,316      4,374,823
Ira H. Bahr....................         100,000              6.0%            23.75         3/26/09      1,493,625      3,785,138
                                         50,000                             29.125         6/22/09        915,828      2,320,887
                                        125,000                              30.50        12/17/09      2,397,661      6,076,143
Joseph S. Capobianco...........          40,000              2.2%            23.75         3/26/09        597,450      1,514,055
                                         60,000                              30.50        12/17/09      1,150,877      2,916,549
Patrick L. Donnelly............          90,000              4.7%            23.75         3/26/09      1,344,262      3,406,625
                                        125,000                              30.50        12/17/09      2,397,661      6,076,143

    The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the summary compensation table above as of December 31, 1999. Also reported are the values for 'in-the-money' stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock as of December 31, 1999 ($44.50 share).

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING               VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                          SHARES ACQUIRED    VALUE       AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                            ON EXERCISE     REALIZED   ---------------------------   ---------------------------
          NAME                  (#)           (#)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            ---------------   --------   -----------   -------------   -----------   -------------
David Margolese..........        0             0        1,540,000      1,660,000     37,355,000     22,520,000
Robert D. Briskman.......        0             0          220,000        180,000      8,745,000      3,405,000
Ira H. Bahr..............        0             0           25,000        350,000        449,375      5,941,875
Joseph S. Capobianco.....        0             0           42,500        157,500      1,320,000      3,403,125
Patrick L. Donnelly......        0             0           35,000        290,000        385,000      4,442,500

EMPLOYMENT AGREEMENTS

    We are a party to employment agreements with Messrs. Margolese, Briskman, Bahr, Capobianco and Donnelly (the 'Employment Agreements').

MR. MARGOLESE

    Effective January 1, 1999, we entered into an agreement to employ David Margolese as our Chairman and Chief Executive Officer for a term of five years. The employment agreement provides for an annual based salary of $450,000 in 1999 and increases of $50,000 for each year thereafter. If Mr. Margolese is terminated without 'Cause' or resigns for 'Good Reason' (each as defined in the Employment Agreement), we are obligated to pay Mr. Margolese the sum of $5,000,000. If following the occurrence of a 'Change of Control' (as defined in the Employment Agreement), Mr. Margolese is terminated for any reason (including resignation by Mr. Margolese for Good Reason), we are obligated to pay to Mr. Margolese the sum of $8,000,000 plus an amount equal to any excise taxes Mr. Margolese is required to pay solely as a result of the acceleration of the vesting of options and such additional amounts as are necessary to place Mr. Margolese in the same financial position he would have been in if such excise taxes were not imposed. Under the terms of the Employment Agreement, Mr. Margolese may not disclose any of our proprietary information or during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

MR. BRISKMAN

    Effective December 31, 1999, we entered into an agreement to employ Robert
D. Briskman as Executive Vice President, Engineering, until his retirement in February 2001. Pursuant to this agreement, we pay Mr. Briskman an annualized base salary of $310,000. If Mr. Briskman's employment is terminated for any reason, other than 'Cause' (as defined in the Employment Agreement), we are obligated to pay to Mr. Briskman a sum equal to 50% of his then annual salary. Under this agreement, Mr. Briskman may not disclose any of our proprietary information during his employment with us or, for two years following the termination of his employment or, in the event he has been terminated without 'Cause' or has resigned for 'Good Reason' (each as defined in the Employment Agreement), for one year following such termination without Cause or resignation for Good Reason, enter into the employment of, render services to, or otherwise assist, any person or entity engaged in any operations in North America involving the transmission of radio entertainment programming in competition with us or that competes, or is likely to compete, with any other aspect of our business as conducted on the date his employment terminates. Under the terms of this agreement, we have also agreed to provide Mr. Briskman and his wife medical insurance, on the same terms as they are receiving such insurance on the date of Mr. Briskman's retirement, for the rest of their lives.

    Upon Mr. Briskman's retirement from Sirius Radio in February 2001, we will enter into a three year consulting agreement with Mr. Briskman. Under this consulting agreement, Mr. Briskman will be paid a consulting fee of $10,000 per month.

MESSRS. BAHR, CAPOBIANCO AND DONNELLY

    On March 28, 2000, we entered into employment agreements with Ira H. Bahr to serve as Senior Vice President, Marketing, Alliances & Communications, Joseph S. Capobianco to serve as Senior Vice President, Content, and Patrick L. Donnelly to serve as Senior Vice President, General Counsel and Secretary. The agreement with Mr. Capobianco replaces an existing employment agreement expiring on April 16, 2000; and the agreement with Mr. Donnelly replaces an existing employment agreement expiring on May 18, 2001. Each of these employment agreements has a term of three years.

    Pursuant to these employment agreements, we pay Mr. Bahr an annualized base salary of $290,000, Mr. Capobianco an annualized base salary of $275,000 and Mr. Donnelly an annualized base salary of $290,000. These base salaries are subject to increase from time to time by the Board of Directors.

    Pursuant to these agreements, if the executive's employment is terminated, except by us for 'Cause' (as defined in the Employment Agreements) or by the executive voluntarily, we are obligated to pay him an amount equal to the sum of his annual salary and the annual bonus last paid to him. Under these agreements, none of Mr. Bahr, Mr. Capobianco and Mr. Donnelly may disclose any of our proprietary information or, for two years following the termination of his employment (or, in the event he has been terminated without Cause or has resigned for 'Good Reason' (as defined in the

Employment Agreements), for one year following such termination without Cause or resignation for 'Good Reason') enter into the employment of, render services to, or otherwise assist, certain of our competitors.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors (the 'Committee') is comprised solely of directors who are not current or former employees of the Company. The Committee is responsible for overseeing and administering our executive compensation programs. The Committee reviews, monitors and approves executive compensation, establishes compensation guidelines for corporate officers and administers our stock option plans.

    COMPENSATION PHILOSOPHY

    Our compensation philosophy is premised upon the belief that our employees are Sirius Radio's most valuable asset. Our executive officers are charged with directing our strategic planning, managing the growth of our organization, overseeing the completion of our infrastructure and have overall responsibility for our results. We have planned and implemented a compensation structure intended to attract and retain highly talented individuals, energize and reward the creativity of our executive officers in achieving our stated milestones, and provide incentives to executive officers to execute our objectives and enhance stockholder value by achieving short and long term business objectives.

    COMPENSATION PROGRAM

    Our compensation program has to date consisted of base salary and long term incentive compensation comprised exclusively of the stock options under our stock option plans.

    BASE SALARIES

    The base salaries paid to each of our executive officers during 1999 (with the exception of Ira H. Bahr) were paid pursuant to written employment agreements described above. The Committee reviews and considers base salary adjustments for each of our executive officers annually based on recommendations from management and considerations relating to the respective officers' individual performances, the responsibilities of their positions and their competitive positions vis-a-vis executives of other high performing companies. During 1999, at the recommendation of our Chief Executive Officer, Mr. Briskman's annual salary was increased from $280,000 to $310,000, Mr. Capobianco's annual salary was increased from $230,000 to $250,000, Mr. Donnelly's annual salary was increased from $260,000 to $290,000 and Mr. Bahr's salary was increased from $225,000 to $280,000. Mr. Bahr's salary increase was awarded, in part, to reflect Mr. Bahr's significant contributions during 1999 in planning and executing alliances with our receiver and automobile partners.

    Salary increases during fiscal year 1999 were based upon these criteria. However, except as to the compensation reflected in the Employment Agreement entered into by us and David Margolese as of January 1, 1999, we have not sought to position executive compensation within any particular range as compared to any stated peer group.

    LONG-TERM INCENTIVES

    We provide long-term incentives through stock options granted to our executive officers under our stock option plans. The Committee believes that the potential for stock ownership by executives and other employees is the most effective method by which the interests of management may be aligned with those of other Sirius Radio stockholders. The options granted typically vest over four years, have a term of ten years and have an exercise price equal to the fair market value of our Common Stock on the grant date.

    In March 1999, the Committee awarded Mr. Briskman 60,000 stock options, Mr. Bahr 100,000 stock options, Mr. Capobianco 40,000 stock options and Mr. Donnelly 90,000 stock options. These options have a ten year term and an exercise price of $23.75. In June 1999, the Committee awarded Mr. Bahr an additional 50,000 stock options. These options have a ten year term and an exercise price of $29.125. In December 1999, the Committee awarded Mr. Briskman an additional 90,000 stock options, Mr. Bahr an additional 125,000 stock options, Mr. Capobianco an additional 60,000 stock options and Mr. Donnelly an additional 125,000 stock options. These options have a ten year term and an exercise price of $30.50 per share. The number of options granted by the Committee to each executive officer during 1999 was based upon such criteria as anticipated achievement, responsibilities, performance, experience and future potential, as well as an awareness of the financial incentives required to retain the quality of executive management essential to the attainment of our strategic and financial objectives.

    The Committee has authorized executive management to grant stock options to employees below the executive officer level on an annual basis according to performance guidelines intended to be competitive with comparable companies and to reward individual achievement appropriately. The executive officers do not receive annual stock options grants under this program.

    ANNUAL BONUS/SHORT-TERM INCENTIVES

    As of December 31, 1999, we have not implemented any plan or program of annual cash bonuses or other similar short-term incentive awards for our executive officers, other than the awarding of certain cash bonuses to our employees upon the receipt of patent grants.

    COMPENSATION OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    In 1998, the Committee negotiated, and we entered into, a new employment agreement with David Margolese, our Chairman and Chief Executive Officer, effective January 1, 1999. (Mr. Margolese's prior employment agreement expired on December 31, 1998.) The specific terms of this agreement are set forth and described in detail above. During 1998, the Committee engaged independent compensation consultants to assist it in the process of determining appropriate compensation for Mr. Margolese. These consultants identified for the Committee peer companies within the telecommunications and technologies industries whose compensation arrangements with their respective CEO's served as comparative compensation standards against which the Committee measured the compensation package (comprised of annual base salary and stock options) agreed to with Mr. Margolese. Mr. Margolese's base salary structure under this employment agreement includes annual increases of $50,000 per year, commencing with a base salary of $450,000 in 1999 and increasing $50,000 per year over the five year term of the agreement. This stepped program of annual base salary increases fell within the median parameter of the peer group data provided by the consultants.

    In December 1999, the Committee awarded Mr. Margolese an additional 700,000 stock options. The Committee awarded Mr. Margolese these options after evaluating his performance in achieving our goals and objectives to date, the level of his management responsibilities and Mr. Margolese's clear importance to our future success. The Committee conditioned the grant of these options upon us executing an agreement with either DaimlerChrysler or BMW for the installation in their vehicles of receivers capable of receiving our service. This condition was satisfied on January 4, 2000, when we executed an agreement with BMW.

    POLICY WITH RESPECT TO INTERNAL REVENUE CODE SECTION 162(M)

    Section 162(m) of the Internal Revenue Code of 1986, as amended (the 'Code'), places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our four other highest paid executive officers, except that compensation constituting performance-based compensation, as defined by the Code, is not subject to the $1 million limit. The Committee generally intends to grant awards under our stock option plans consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. In other respects, the Committee expects to take actions in the future that may be necessary to preserve the deductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of our compensation program. However, the Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Committee believes such action to be in our best interest. The Committee believes that the compensation terms of Mr. Margolese's employment agreement which would take effect upon his termination without 'Cause' or his resignation for 'Good Reason' will qualify as a tax-deductible expense under
Section 162(m). The terms of such agreement which would take effect on a 'Change of Control' will result in compensation exceeding the deductibility limit.

    SUMMARY

    The Committee believes that our compensation programs are well structured to encourage attainment of objectives and foster a stockholder perspective in management through the potential for employee stock ownership. The Committee believes, further, that the stock option awards made in 1999 were competitive, appropriate and in our stockholders long-term interests.

                                          Compensation Committee

                                          Ralph V. Whitworth, Chairman
                                          Lawrence F. Gilberti
                                          Joseph V. Vittoria

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below shows, as of February 29, 2000, each person we know to be a beneficial owner of more than 5% of our Common Stock. In general, 'beneficial ownership' includes those shares a person has the power to vote or transfer, and options to acquire our Common Stock that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                             NUMBER OF SHARES
    NAMES AND ADDRESS OF                                       BENEFICIALLY
      BENEFICIAL OWNER                                             OWNED          PERCENT OF CLASS
    -------------------                                            -----          ----------------
Apollo Investment Fund IV, L.P.(1)                               7,055,587             18.0
Apollo Overseas Partners IV, L.P.
  Two Manhattanville Road
  Purchase, New York 10577

David Margolese(2) .........................................     5,955,505             17.4
  1221 Avenue of the Americas
  New York, New York 10020

Prime 66 Partners, L.P.(3) .................................     5,160,075             16.0
  201 Main Street, Suite 3200
  Forth Worth, Texas 76102

Blackstone Management Associates III L.L.C.(4) .............     5,882,353             15.4
  345 Park Avenue
  New York, New York 10154

Everest Capital Master Fund, L.P.(5)(6) ....................     4,326,567             11.8
Everest Capital Limited
  c/o Morgan Stanley & Co. Incorporated
  One Pierpont Plaza
  10th Floor
  Brooklyn, New York 11201

Darlene Friedland(7) .......................................     2,334,500              7.2
  1210 Wolseley Road
  Point Piper 2027
  Sydney, Australia

DaimlerChrysler Corporation(8) .............................     2,290,322              7.1
  1000 Chrysler Drive
  Auburn Hills, Michigan 48326

Loral Space & Communications Ltd.(9) .......................     1,905,488              5.9
  600 Third Avenue
  New York, New York 10016

---------

(1) Represents 1,461,270 shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock and 655,406 shares of 9.2% Series B Junior Cumulative Convertible Preferred Stock which entitle the holder to vote as if the shares had been converted to Common Stock. Each share of 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock is entitled to three and one-third votes per share.

(2) Includes 2,020,000 shares issuable pursuant to stock options that are exercisable within 60 days and 1,005 vested shares acquired under the 401(k) Plan as of February 29, 2000. Pursuant to a voting trust agreement ('Voting Trust Agreement') entered into by Darlene Friedland, as grantor, David Margolese, as trustee, and Sirius Radio, until November 20, 2002, Mr. Margolese has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,334,500 shares as of February 29, 2000). See 'Voting Trust Agreement'.

(3) This information is based upon the Schedule 13D dated September 29, 1999 filed by Prime 66 Partners, L.P. with the Securities and Exchange Commission.

(4) Represents 2,000,000 shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock which entitle the holder to vote as if the shares had been converted to Common Stock. Each share of 9.2%
                                              (footnotes continued on next page)

(footnotes continued from previous page)

    Series D Junior Cumulative Convertible Preferred Stock is entitled to 2.9412 votes per share. This information is based upon the Schedule 13D dated January 31, 2000 filed by Blackstone Management Associates III L.L.C. with the Securities and Exchange Commission.

(5) Represents 57,711 shares of Common Stock, shares of Common Stock issuable upon conversion of 442,546 shares of 10 1/2% Series C Convertible Preferred Stock and $2 million in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. This information is based upon the Form 4 filed November 30, 1999 by Everest Capital Limited with the Securities and Exchange Commission. On March 3, 2000, we called for redemption all shares of our 10 1/2% Series C Convertible Preferred Stock and on March 10, 2000 Everest Capital converted its shares of 10 1/2% Series C Convertible Preferred Stock into 2,666,717 shares of our Common Stock.

(6) Includes shares of Common Stock issuable pursuant to warrants to purchase 1,740,000 shares of Common Stock at a purchase price of $50 per share. These warrants are exercisable from June 15, 1998 through and including June 15, 2005.

(7) Pursuant to the Voting Trust Agreement, until November 20, 2002, David Margolese has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,334,500 shares as of February 29, 2000).

(8) This information is based upon the Schedule 13D dated February 2, 2000 filed by DaimlerChrysler Corporation with the Securities and Exchange Commission.

(9) This information is based upon the Schedule 13D dated August 14, 1997 filed by Loral Space & Communications Ltd. with the Securities and Exchange Commission.
                              -------------------

    The following table shows the number of shares of our Common Stock held by each director, our Chief Executive Officer and the four other most highly compensated executive officers on February 29, 2000. The table also shows stock held by all of our directors and executive officers as a group on February 29, 2000.

                  NAME OF                      NUMBER OF SHARES                         ACQUIRABLE WITHIN
             BENEFICIAL OWNER                BENEFICIALLY OWNED(1)   PERCENT OF CLASS        60 DAYS
             ----------------                ---------------------   ----------------        -------
David Margolese(2).........................        5,955,505              17.4%             2,020,000
Robert D. Briskman.........................          220,855             *                    220,000
Lawrence F. Gilberti.......................           55,000             *                     55,000
Joseph V. Vittoria.........................           45,000             *                     45,000
Ralph V. Whitworth.........................           55,000             *                     55,000
Ira H. Bahr................................           47,240             *                     45,000
Joseph S. Capobianco.......................           75,754             *                     75,000
Patrick L. Donnelly........................           50,136             *                     50,000
All directors and executive officers as a
  group (8 persons)(3).....................        6,504,520              18.7%             2,565,000

---------

 *  Less than 1% of our outstanding shares of Common Stock.

(1) These amounts include shares which the individuals named hold and share they have a right to acquire within the next 60 days as shown in the last column through the exercise of stock options. Also included in the table are the number of shares acquired under the 401(k) Plan as of February 29, 2000 for the accounts of: Mr. Margolese -- 1,005 shares; Mr. Briskman -- 885 shares; Mr. Bahr -- 240 shares; Mr. Capobianco -- 754 shares; and
    Mr. Donnelly -- 136 shares.

(2) Pursuant to the Voting Trust Agreement, until November 20, 2002, David Margolese, as trustee, has the power to vote in his discretion all shares of Common Stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,334,500 shares as of February 29, 2000).

(3) Does not include 2,140,000 shares issuable pursuant to stock options that are not exercisable within 60 days.

VOTING TRUST AGREEMENT

    We are a party to a voting trust agreement dated August 26, 1997 by and among Darlene Friedland, as grantor, David Margolese, as voting trustee, and us. The following summary description of the Voting Trust Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text thereof.

    The Voting Trust Agreement provides for the establishment of a trust (the 'Trust') into which (i) there has been deposited all of the shares of Common Stock owned by Mrs. Friedland on August 26, 1997 and (ii) there shall be deposited any shares of Common Stock acquired by Mrs. Friedland, her spouse Robert Friedland, any member of either of their immediate families or any entity directly or indirectly controlled by Mrs. Friedland, her spouse or any member of their immediate families (the 'Friedland Affiliates') between the date shares are initially deposited and the termination of the Trust. The Voting Trust will terminate on November 20, 2002.

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

    Pursuant to an agreement dated October 21, 1992 (the 'Batchelder Agreement'), we retained the services of Batchelder & Partners, Inc. ('Batchelder') to provide certain financial consulting services. The Batchelder Agreement was terminated on November 30, 1997; however, the parties agreed that the termination would not affect our obligations with respect to financing transactions entered prior to November 30, 1999. In January 1997, Mr. Whitworth became a partner in Batchelder. In the fiscal year ended December 31, 1999, Mr. Whitworth, as a partner in Batchelder, received approximately $885,000 from the total fees received by Batchelder from us. On December 29, 1997, Mr. Whitworth received, pursuant to options given Batchelder, an option to purchase 17,800 shares of our Common Stock at an exercise price of $6.25. On February 2, 2000, Mr. Whitworth exercised this option and sold the Common Stock received upon exercise of the option.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

        (1) Financial Statements
            See index to financial statements appearing on page F-1.

        (2) Financial Statement Schedules
            None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

        (3) Exhibits
            See Exhibit Index appearing on pages E-1 through E-4 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

        On October 1, 1999, we filed a Current Report on Form 8-K to file certain exhibits relating to our offering of 3,000,000 shares of Common Stock and our offering of $125,000,000 aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009, which securities were registered under the Securities Act of 1933 on Form S-3 (Registration No. 333-86003).

        On December 28, 1999, we filed a Current Report on Form 8-K announcing that we had entered into a Stock Purchase Agreement with Blackstone Capital Partners III Merchant Banking Fund L.P. ('Blackstone') pursuant to which we agreed to sell 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to Blackstone for an aggregate purchase price of $200 million.

    As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Securities and Exchange Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.

                                          SIRIUS SATELLITE RADIO INC.
                                          By:        /S/ EDWARD WEBER, JR.
                                              ..................................
                                                      EDWARD WEBER, JR.
                                                VICE PRESIDENT AND CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                               TITLE                            DATE
               ---------                               -----                            ----
           /s/ DAVID MARGOLESE              Chairman of the Board and Chief         March 30, 2000
 .........................................    Executive Officer (Principal
            (DAVID MARGOLESE)                 Executive Officer and Principal
                                              Financial Officer)

          /s/ EDWARD WEBER, JR.             Vice President and Controller           March 30, 2000
 .........................................    (Principal Accounting Officer)
           (EDWARD WEBER, JR.)

          /s/ ROBERT D. BRISKMAN            Director and Executive Vice             March 30, 2000
 .........................................    President, Engineering
           (ROBERT D. BRISKMAN)

         /s/ LAWRENCE F. GILBERTI           Director                                March 30, 2000
 .........................................
          (LAWRENCE F. GILBERTI)

          /s/ JOSEPH V. VITTORIA            Director                                March 30, 2000
 .........................................
           (JOSEPH V. VITTORIA)

          /s/ RALPH V. WHITWORTH            Director                                March 30, 2000
 .........................................
           (RALPH V. WHITWORTH)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................  F-2
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999 and for the
  period May 17, 1990 (date of inception) to December 31,
  1999......................................................  F-3
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-4
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999 and
  for the period May 17, 1990 (date of inception) to
  December 31, 1999.........................................  F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999 and for the
  period May 17, 1990 (date of inception) to December 31,
  1999......................................................  F-8
Notes to Consolidated Financial Statements..................  F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc.:

    We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from May 17, 1990 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirius Satellite Radio Inc. and subsidiary, as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period from May 17, 1990 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 21, 2000

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      CUMULATIVE FOR
                                                                                        THE PERIOD
                                                                                       MAY 17, 1990
                                                FOR THE YEARS ENDED DECEMBER 31,    (DATE OF INCEPTION)
                                                ---------------------------------     TO DECEMBER 31,
                                                  1997        1998        1999             1999
                                                ---------   ---------   ---------   -------------------
Revenue.......................................  $  --       $  --       $  --            $  --

Operating expenses:
    Engineering design & development..........      (776)     (2,150)    (33,134)          (39,550)
    General and administrative................    (6,089)    (11,247)    (30,384)          (60,928)
    Special charges...........................     --        (25,682)      --              (27,682)
                                                --------    --------    --------         ---------
        Total operating expenses..............    (6,865)    (39,079)    (63,518)         (128,160)
                                                --------    --------    --------         ---------
Other income (expense):
    Interest and investment income............     4,074       7,250      17,502            29,154
    Interest expense..........................    (1,946)    (14,272)    (16,806)          (33,190)
                                                --------    --------    --------         ---------
                                                   2,128      (7,022)        696            (4,036)
                                                --------    --------    --------         ---------
Loss before income taxes......................    (4,737)    (46,101)    (62,822)         (132,196)

Income taxes:
    Federal...................................     --         (1,982)      --               (1,982)
    State.....................................     --           (313)      --                 (313)
                                                --------    --------    --------         ---------
Net loss......................................    (4,737)    (48,396)    (62,822)         (134,491)
                                                --------    --------    --------         ---------
Preferred stock dividends.....................    (2,338)    (19,380)    (30,321)          (52,039)
Preferred stock deemed dividends..............   (51,975)    (11,676)     (3,535)          (67,186)
Accretion of dividends in connection with the
  issuance of warrants on preferred stock.....     --         (6,501)       (303)           (6,804)
                                                --------    --------    --------         ---------
Net loss applicable to common stockholders....  $(59,050)   $(85,953)   $(96,981)        $(260,520)
                                                --------    --------    --------         ---------
                                                --------    --------    --------         ---------
Net loss per share applicable to common
  stockholders (basic and diluted)............    $(5.08)     $(4.79)     $(3.96)
                                                  ------      ------      ------
                                                  ------      ------      ------
Weighted average common shares outstanding
  (basic and diluted).........................    11,626      17,932      24,470
                                                  ------      ------      ------
                                                  ------      ------      ------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents................................    $150,190      $   81,809
   Marketable securities, at market.........................     115,433         317,810
   Restricted investments, at amortized cost................      --              67,454
   Prepaid expense and other................................         166             741
                                                                --------      ----------
      Total current assets..................................     265,789         467,814
                                                                --------      ----------
Property and equipment:
   Satellite construction in process........................     188,849         375,294
   Launch construction in process...........................      87,492         199,385
   Broadcast studio equipment...............................       5,081          15,731
   Leasehold improvements...................................          87          15,285
   Technical equipment and other............................       2,146          18,653
                                                                --------      ----------
                                                                 283,655         624,348
Less accumulated depreciation...............................         (21)           (880)
                                                                --------      ----------
                                                                 283,634         623,468

Other assets:
   FCC license..............................................      83,368          83,368
   Debt issue cost, net.....................................       9,313          23,053
   Deposits and other.......................................       1,776           8,909
                                                                --------      ----------
      Total other assets....................................      94,457         115,330
                                                                --------      ----------
      Total assets..........................................    $643,880      $1,206,612
                                                                --------      ----------
                                                                --------      ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....................    $  5,481      $   30,454
   Satellite construction payable...........................       8,479          19,275
   Short-term notes payable.................................      70,863         114,075
                                                                --------      ----------
      Total current liabilities.............................      84,823         163,804
Long-term notes payable and accrued interest................     153,033         488,835
Deferred satellite payments and accrued interest............      31,324          55,140
Deferred income taxes.......................................       2,237           2,237
                                                                --------      ----------
      Total liabilities.....................................     271,417         710,016
                                                                --------      ----------
Commitments and contingencies:
   10 1/2% Series C Convertible Preferred Stock, no par
    value: 2,025,000 shares authorized, 1,467,416 and
    1,248,776 shares issued and outstanding at December 31,
    1998 and 1999, respectively (liquidation preferences of
    $146,742 and $124,878), at net carrying value including
    accrued dividends.......................................     156,755         149,285
   9.2% Series A Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 4,300,000 shares authorized,
    1,350,000 and 1,461,270 shares issued and outstanding at
    December 31, 1998 and 1999, respectively (liquidation
    preferences of $135,000 and $146,127), at net carrying
    value including accrued dividends.......................     137,755         148,894
   9.2% Series B Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 2,100,000 shares authorized,
    655,406 shares issued and outstanding at December 31,
    1999 (liquidation preference of $65,541), at net
    carrying value including accrued dividends..............      --              64,238
Stockholders' equity:
   Preferred stock, $.001 par value: 50,000,000 shares
    authorized 8,000,000 shares designated as 5% Delayed
    Convertible Preferred Stock, none issued or
    outstanding.............................................      --             --
   Common stock, $.001 par value: 200,000,000 shares
    authorized, and 23,208,949 and 28,721,041 shares issued
    and outstanding at December 31, 1998 and 1999,
    respectively............................................          23              29
   Additional paid-in capital...............................     149,599         268,641
   Deficit accumulated during the development stage.........     (71,669)       (134,491)
                                                                --------      ----------
      Total stockholders' equity............................      77,953         134,179
                                                                --------      ----------
      Total liabilities and stockholders' equity............    $643,880      $1,206,612
                                                                --------      ----------
                                                                --------      ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                  DEFICIT
                                                          COMMON STOCK                                          ACCUMULATED
                                ----------------------------------------------------------------   ADDITIONAL     DURING
                                                        CLASS      CLASS      CLASS       CLASS      PAID-          THE
                                                          A          A          B           B          IN       DEVELOPMENT
                                 SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL        STAGE
                                 ------     ------      ------     ------     ------     ------     -------        -----
Initial sale of no par value
 common stock, $5.00 per
 share, May 17, 1990..........     11,080   $    55       --       $--          --       $ --       $ --          $--
Initial issuance of common
 stock in satisfaction of
 amount due to related party,
 $5.00 per share..............     28,920       145       --        --          --         --         --           --
Conversion of no par value
 common stock to Class A and
 Class B no par value common
 stock........................    (40,000)     (200)   2,000,000     169       360,000       31       --           --
Sale of Class B common stock,
 $0.4165 per share............     --         --          --        --         442,000      184       --           --
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.4165 per share............     --         --          --        --          24,000       10       --           --
Net loss......................     --         --          --        --          --         --         --             (839)
                                ---------   -------   ----------   -----    ----------   -------    -------       -------
Balance, December 31, 1990....     --         --       2,000,000     169       826,000      225       --             (839)
Sale of Class B common stock,
 $0.50 per share..............     --         --          --        --         610,000      305       --           --
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............     --         --          --        --         300,000      150       --           --
Net loss......................     --         --          --        --          --         --         --             (575)
                                ---------   -------   ----------   -----    ----------   -------    -------       -------
Balance, December 31, 1991....     --         --       2,000,000     169     1,736,000      680       --           (1,414)
Sale of Class B common stock,
 $0.50 per share..............     --         --          --        --         200,000      100       --           --
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............     --         --          --        --         209,580      105       --           --
Conversion of note payable to
 related party to Class B
 common stock, $0.4165 per
 share........................     --         --          --        --         303,440      126       --           --
Conversion of Class A and
 Class B common stock to no
 par value common stock.......  4,449,020     1,180   (2,000,000)   (169)   (2,449,020)  (1,011)      --           --
Sale of no par value common
 stock, $1.25 per share.......  1,600,000     2,000       --        --          --         --         --           --
Conversion of no par value
 common stock to $.001 par
 value common stock...........     --        (3,174)      --        --          --         --         3,174        --
Sale of $.001 par value common
 stock, $5.00 per share.......    315,000     --          --        --          --         --         1,575        --
Net loss......................     --         --          --        --          --         --         --           (1,551)
                                ---------   -------   ----------   -----    ----------   -------    -------       -------
Balance, December 31, 1992....  6,364,020         6       --        --          --         --         4,749        (2,965)
Sale of $.001 par value common
 stock, $5.00 per share, net
 of commissions...............  1,029,000         1       --        --          --         --         4,882        --
Compensation expense in
 connection with issuance of
 stock options................     --         --          --        --          --         --            80        --
Common stock issued in
 connection with conversion of
 note payable at $5.00 per
 share........................     60,000     --          --        --          --         --           300        --
Common stock issued in
 satisfaction of commissions
 payable, $5.00 per share.....      4,000     --          --        --          --         --            20        --
Net loss......................     --         --          --        --          --         --         --           (6,568)
                                ---------   -------   ----------   -----    ----------   -------    -------       -------
Balance, December 31, 1993....  7,457,020         7       --        --          --         --        10,031        (9,533)


                                  DEFERRED
                                COMPENSATION
                                     ON
                                   STOCK
                                  OPTIONS
                                  GRANTED       TOTAL
                                  -------       -----
Initial sale of no par value
 common stock, $5.00 per
 share, May 17, 1990..........    $ --         $    55
Initial issuance of common
 stock in satisfaction of
 amount due to related party,
 $5.00 per share..............      --             145
Conversion of no par value
 common stock to Class A and
 Class B no par value common
 stock........................      --           --
Sale of Class B common stock,
 $0.4165 per share............      --             184
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.4165 per share............      --              10
Net loss......................      --            (839)
                                  --------     -------
Balance, December 31, 1990....      --            (445)
Sale of Class B common stock,
 $0.50 per share..............      --             305
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............      --             150
Net loss......................      --            (575)
                                  --------     -------
Balance, December 31, 1991....      --            (565)
Sale of Class B common stock,
 $0.50 per share..............      --             100
Issuance of Class B common
 stock in satisfaction of
 amount due to related party,
 $0.50 per share..............      --             105
Conversion of note payable to
 related party to Class B
 common stock, $0.4165 per
 share........................      --             126
Conversion of Class A and
 Class B common stock to no
 par value common stock.......      --           --
Sale of no par value common
 stock, $1.25 per share.......      --           2,000
Conversion of no par value
 common stock to $.001 par
 value common stock...........      --           --
Sale of $.001 par value common
 stock, $5.00 per share.......      --           1,575
Net loss......................      --          (1,551)
                                  --------     -------
Balance, December 31, 1992....      --           1,790
Sale of $.001 par value common
 stock, $5.00 per share, net
 of commissions...............      --           4,883
Compensation expense in
 connection with issuance of
 stock options................      --              80
Common stock issued in
 connection with conversion of
 note payable at $5.00 per
 share........................      --             300
Common stock issued in
 satisfaction of commissions
 payable, $5.00 per share.....      --              20
Net loss......................      --          (6,568)
                                  --------     -------
Balance, December 31, 1993....      --             505

 The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                  DEFICIT
                                                          COMMON STOCK                                          ACCUMULATED
                                ----------------------------------------------------------------   ADDITIONAL     DURING
                                                        CLASS      CLASS      CLASS       CLASS      PAID-          THE
                                                          A          A          B           B          IN       DEVELOPMENT
                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL        STAGE
                                  ------     ------     ------     ------     ------     ------     -------        -----
Sales of $.001 par value
 common stock, $5.00 per
 share, net of commissions....     250,000    --          --        --          --         --          1,159       --
Initial public offering of
 Units, consisting of two
 shares of $.001 par value
 common stock and one warrant,
 $10.00 per Unit, net of
 expenses.....................   1,491,940      2         --        --          --         --          4,834       --
Deferred compensation on stock
 options granted..............      --        --          --        --          --         --          1,730       --
Forfeiture of stock options by
 Company officer..............      --        --          --        --          --         --           (207)      --
Compensation expense in
 connection with issuance of
 stock options................      --        --          --        --          --         --            113       --
Amortization of deferred
 compensation.................      --        --          --        --          --         --         --           --
Net loss......................      --        --          --        --          --         --         --           (4,065)
                                ----------    ---     ----------   -----    ----------   -------    --------     --------
Balance, December 31, 1994....   9,198,960      9         --        --          --         --         17,660      (13,598)
Common stock issued for
 services rendered, between
 $3.028 and $3.916 per
 share........................     107,000    --          --        --          --         --            347       --
Amortization of deferred
 compensation.................      --        --          --        --          --         --         --           --
Net loss......................      --        --          --        --          --         --         --           (2,107)
                                ----------    ---     ----------   -----    ----------   -------    --------     --------
Balance, December 31, 1995....   9,305,960      9         --        --          --         --         18,007      (15,705)
Exercise of stock warrants at
 $6.00 per share..............     791,931      1         --        --          --         --          4,588       --
Exercise of stock options by
 Company officers, between
 $1.00 and $5.00 per share....     135,000    --          --        --          --         --            155       --
Common stock issued for
 services rendered, between
 $5.76 and $12.26 per share...      67,500    --          --        --          --         --            554       --
Common stock options granted
 for services rendered, to
 purchase 60,000 shares at
 $4.50 per share..............      --        --          --        --          --         --            120       --
Amortization of deferred
 compensation.................      --        --          --        --          --         --         --           --
Net loss......................      --        --          --        --          --         --         --           (2,831)
                                ----------    ---     ----------   -----    ----------   -------    --------     --------
Balance, December 31, 1996....  10,300,391     10         --        --          --         --         23,424      (18,536)
Exercise of stock options
 between $1.00 and $2.00 per
 share........................      43,000    --          --        --          --         --             56       --
Value of beneficial conversion
 feature on 5% Delayed
 Convertible Preferred
 Stock........................                                                                        51,975       --
Accretion of deemed
 dividend.....................      --        --          --        --          --         --        (51,975)      --
Sale of $.001 par value common
 stock, $13.12 per share, net
 of expenses..................   1,905,488      2         --        --          --         --         24,393       --
Exchange of 5% Delayed
 Convertible Preferred Stock
 into 10 1/2% Series C
 Convertible Preferred
 Stock........................      --        --          --        --          --         --        (63,450)      --
Conversion of 5% Delayed
 Convertible Preferred Stock
 into $.001 par value common
 stock........................     749,812      1         --        --          --         --         10,280       --
Public offering of $.001 par
 value common stock at $18.00
 per share, net of expenses...   3,050,000      3         --        --          --         --         46,424       --
Dividends on preferred
 stock........................      --        --          --        --          --         --         (2,338)      --
Issuance of fully vested in
 the money stock options......      --        --          --        --          --         --            448
Net loss......................      --        --          --        --          --         --         --           (4,737)
                                ----------    ---     ----------   -----    ----------   -------    --------     --------
Balance, December 31, 1997....  16,048,691     16         --        --          --         --         39,237      (23,273)


                                  DEFERRED
                                COMPENSATION
                                     ON
                                   STOCK
                                  OPTIONS
                                  GRANTED       TOTAL
                                  -------       -----
Sales of $.001 par value
 common stock, $5.00 per
 share, net of commissions....     --             1,159
Initial public offering of
 Units, consisting of two
 shares of $.001 par value
 common stock and one warrant,
 $10.00 per Unit, net of
 expenses.....................     --             4,836
Deferred compensation on stock
 options granted..............     (1,730)        --
Forfeiture of stock options by
 Company officer..............        207         --
Compensation expense in
 connection with issuance of
 stock options................     --               113
Amortization of deferred
 compensation.................        883           883
Net loss......................     --            (4,065)
                                  -------      --------
Balance, December 31, 1994....       (640)        3,431
Common stock issued for
 services rendered, between
 $3.028 and $3.916 per
 share........................     --               347
Amortization of deferred
 compensation.................        320           320
Net loss......................     --            (2,107)
                                  -------      --------
Balance, December 31, 1995....       (320)        1,991
Exercise of stock warrants at
 $6.00 per share..............     --             4,589
Exercise of stock options by
 Company officers, between
 $1.00 and $5.00 per share....     --               155
Common stock issued for
 services rendered, between
 $5.76 and $12.26 per share...     --               554
Common stock options granted
 for services rendered, to
 purchase 60,000 shares at
 $4.50 per share..............     --               120
Amortization of deferred
 compensation.................        320           320
Net loss......................     --            (2,831)
                                  -------      --------
Balance, December 31, 1996....     --             4,898
Exercise of stock options
 between $1.00 and $2.00 per
 share........................     --                56
Value of beneficial conversion
 feature on 5% Delayed
 Convertible Preferred
 Stock........................     --            51,975
Accretion of deemed
 dividend.....................     --           (51,975)
Sale of $.001 par value common
 stock, $13.12 per share, net
 of expenses..................     --            24,395
Exchange of 5% Delayed
 Convertible Preferred Stock
 into 10 1/2% Series C
 Convertible Preferred
 Stock........................     --           (63,450)
Conversion of 5% Delayed
 Convertible Preferred Stock
 into $.001 par value common
 stock........................     --            10,281
Public offering of $.001 par
 value common stock at $18.00
 per share, net of expenses...     --            46,427
Dividends on preferred
 stock........................     --            (2,338)
Issuance of fully vested in
 the money stock options......                      448
Net loss......................     --            (4,737)
                                  -------      --------
Balance, December 31, 1997....     --            15,980

The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                  DEFICIT
                                                          COMMON STOCK                                          ACCUMULATED
                                ----------------------------------------------------------------   ADDITIONAL     DURING
                                                        CLASS      CLASS      CLASS       CLASS      PAID-          THE
                                                          A          A          B           B          IN       DEVELOPMENT
                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL        STAGE
                                  ------     ------     ------     ------     ------     ------     -------        -----
Sale of $.001 par value common
 stock, $20.00 per share, net
 of expenses..................   5,000,000      5         --        --          --         --         97,995        --
Exercise of stock options
 between $2.00 and $4.50 per
 share........................      44,850    --          --        --          --         --            140        --
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock into $.001
 par value common stock.......   2,107,666      2         --        --          --         --         37,654        --
Issuance of $.001 par value
 common stock in connection
 with employee benefit plan...       7,742    --          --        --          --         --            214        --
Compensation expense in
 connection with quick vesting
 of stock options.............      --        --          --        --          --         --            950        --
Value of beneficial conversion
 feature on 9.2% Series A
 Junior Cumulative Convertible
 Preferred Stock..............      --        --          --        --          --         --         10,884        --
Value of option on 9.2% Series
 B Junior Cumulative
 Convertible Preferred
 Stock........................      --        --          --        --          --         --         (6,600)       --
Amortization of option on 9.2%
 Series B Junior Cumulative
 Convertible Preferred
 Stock........................      --        --          --        --          --         --            181        --
Accretion of deemed
 dividend.....................      --        --          --        --          --         --        (11,676)       --
Dividends on preferred
 stock........................      --        --          --        --          --         --        (19,380)       --
Net loss......................      --        --          --        --          --         --         --           (48,396)
                                ----------    ---     ----------   ------   ----------   -------    --------     ---------
Balance, December 31, 1998....  23,208,949     23         --        --          --         --        149,599       (71,669)
Sale of $.001 par value common
 stock, $24.75 per share, net
 of expenses..................   3,450,000      4         --        --          --         --         78,133        --
Issuance of warrants in
 connection with the 14 1/2%
 Senior Secured Notes due
 2009.........................      --        --          --        --          --         --         31,382        --
Exercise of stock options
 between $2.00 and $24.38 per
 share........................     205,002    --          --        --          --         --          1,642        --
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock, including
 accrued dividends, into $.001
 par value common stock.......   1,409,871      1         --        --          --         --         25,813        --
Conversion of 8 3/4%
 Convertible Subordinated
 Notes due 2009, including
 interest and related costs...     423,221      1         --        --          --         --         11,488        --
Issuance of $.001 par value
 common stock in connection
 with employee benefit plan...      23,998    --          --        --          --         --            654        --
Compensation in connection
 with the issuance of common
 stock options................      --        --          --        --          --         --            752        --
Value of premium on issuance
 of 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock..............      --        --          --        --          --         --         (3,385)       --
Amortization of option on 9.2%
 Series B Junior Cumulative
 Convertible Preferred
 Stock........................      --        --          --        --          --         --          6,419        --
Accretion of deemed
 dividend.....................      --        --          --        --          --         --         (3,535)       --
Dividends on preferred
 stock........................      --        --          --        --          --         --        (30,321)       --
Net loss......................      --        --          --        --          --         --         --           (62,822)
                                ----------    ---     ----------   ------   ----------   -------    --------     ---------
Balance, December 31, 1999....  28,721,041    $29         --       $--          --       $ --       $268,641     $(134,491)
                                ----------    ---     ----------   ------   ----------   -------    --------     ---------
                                ----------    ---     ----------   ------   ----------   -------    --------     ---------


                                  DEFERRED
                                COMPENSATION
                                     ON
                                   STOCK
                                  OPTIONS
                                  GRANTED       TOTAL
                                  -------       -----
Sale of $.001 par value common
 stock, $20.00 per share, net
 of expenses..................      --           98,000
Exercise of stock options
 between $2.00 and $4.50 per
 share........................      --              140
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock into $.001
 par value common stock.......      --           37,656
Issuance of $.001 par value
 common stock in connection
 with employee benefit plan...      --              214
Compensation expense in
 connection with quick vesting
 of stock options.............      --              950
Value of beneficial conversion
 feature on 9.2% Series A
 Junior Cumulative Convertible
 Preferred Stock..............      --           10,884
Value of option on 9.2% Series
 B Junior Cumulative
 Convertible Preferred
 Stock........................      --           (6,600)
Amortization of option on 9.2%
 Series B Junior Cumulative
 Convertible Preferred
 Stock........................      --              181
Accretion of deemed
 dividend.....................      --          (11,676)
Dividends on preferred
 stock........................      --          (19,380)
Net loss......................      --          (48,396)
                                  --------     --------
Balance, December 31, 1998....      --           77,953
Sale of $.001 par value common
 stock, $24.75 per share, net
 of expenses..................      --           78,137
Issuance of warrants in
 connection with the 14 1/2%
 Senior Secured Notes due
 2009.........................      --           31,382
Exercise of stock options
 between $2.00 and $24.38 per
 share........................      --            1,642
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock, including
 accrued dividends, into $.001
 par value common stock.......      --           25,814
Conversion of 8 3/4%
 Convertible Subordinated
 Notes due 2009, including
 interest and related costs...      --           11,489
Issuance of $.001 par value
 common stock in connection
 with employee benefit plan...      --              654
Compensation in connection
 with the issuance of common
 stock options................      --              752
Value of premium on issuance
 of 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock..............      --           (3,385)
Amortization of option on 9.2%
 Series B Junior Cumulative
 Convertible Preferred
 Stock........................      --            6,419
Accretion of deemed
 dividend.....................      --           (3,535)
Dividends on preferred
 stock........................      --          (30,321)
Net loss......................      --          (62,822)
                                  --------     --------
Balance, December 31, 1999....    $ --         $134,179
                                  --------     --------
                                  --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    CUMULATIVE FOR THE
                                                                                   PERIOD MAY 17, 1990
                                               FOR THE YEARS ENDED DECEMBER 31,    (DATE OF INCEPTION)
                                               ---------------------------------     TO DECEMBER 31,
                                                 1997        1998        1999              1999
                                               ---------   ---------   ---------   -------------------
Cash flows from development stage activities:
   Net loss..................................  $  (4,737)  $ (48,396)  $ (62,822)       $ (134,491)
   Adjustments to reconcile net loss to net
    cash provided by (used in) development
    stage activities:
      Depreciation expense...................         30          49         861             1,164
      Unrealized (gain) loss on marketable
        securities...........................       (624)        138      (3,396)           (3,882)
      (Gain) loss on disposal of assets......     --             105          10               115
      Special charges........................     --          23,557      --                25,557
      Accretion of note payable charged as
        interest expense.....................      1,868      25,998      56,199            84,065
      Sales (purchases) of marketable
        securities and restricted
        investments, net.....................   (168,858)     53,911    (266,422)         (381,369)
      Compensation expense in connection with
        issuance of common stock and stock
        options..............................        448         150       1,206             4,542
      Expense incurred in connection with
        induced conversion of debt...........     --          --           1,776             1,776
   Increase (decrease) in cash and cash
    equivalents resulting from changes in
    assets and liabilities:
      Prepaid expense and other..............       (919)        762        (575)             (741)
      Due to related party...................     --          --          --                   351
      Other assets...........................         73      (2,368)     (3,457)           (6,056)
      Accounts payable and accrued
        expenses.............................        249       5,062       4,019             9,571
      Deferred income taxes..................     --           2,237      --                 2,237
                                               ---------   ---------   ---------        ----------
         Net cash provided by (used in)
           development stage activities......   (172,470)     61,205    (272,601)         (397,161)
                                               ---------   ---------   ---------        ----------
Cash flows from investing activities:
   Purchase of FCC license...................    (83,346)        (22)     --               (83,368)
   Payments for satellite construction.......    (49,300)    (99,646)   (167,933)         (316,879)
   Payments for launch services..............     (6,292)   (103,563)    (95,793)         (205,648)
   Other capital expenditures................         (7)     (7,301)    (45,333)          (53,033)
   Acquisition of Sky-Highway Radio Corp.....     --          --          --                (2,000)
                                               ---------   ---------   ---------        ----------
         Net cash used in investing
           activities........................   (138,945)   (210,532)   (309,059)         (660,928)
                                               ---------   ---------   ---------        ----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable...     --          70,863     180,399           251,262
   Proceeds from issuance of common stock,
    net......................................     70,822      98,064      78,337           261,780
   Proceeds from issuance of preferred stock,
    net......................................    120,518     129,550      62,900           312,968
   Proceeds from exercise of stock options
    and warrants.............................         56         140       1,643             6,583
   Proceeds from issuance of promissory note
    and units, net...........................    116,335      --         190,000           306,535
   Proceeds from issuance of promissory notes
    to related parties.......................     --          --          --                 2,965
   Repayment of promissory notes.............     --          --          --                (2,635)
   Loan from officer.........................     --          --          --                   440
                                               ---------   ---------   ---------        ----------
         Net cash provided by financing
           activities........................    307,731     298,617     513,279         1,139,898
                                               ---------   ---------   ---------        ----------
Net increase (decrease) in cash and cash
 equivalents.................................     (3,684)    149,290     (68,381)           81,809
Cash and cash equivalents at the beginning of
 period......................................      4,584         900     150,190         --
                                               ---------   ---------   ---------        ----------
Cash and cash equivalents at the end of
 period......................................  $     900   $ 150,190   $  81,809        $   81,809
                                               ---------   ---------   ---------        ----------
                                               ---------   ---------   ---------        ----------
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest,
    net of capitalized interest..............  $  --       $   2,383   $   1,204        $    3,670
   Cash paid during the period for taxes.....  $  --       $      58   $  --            $       58
Supplemental disclosure of non-cash investing
 and financing activities:
   Deferred satellite payments, including
    accrued interest.........................  $  --       $  31,324   $  23,816        $   55,140
   Common stock issued in satisfaction of
    notes payable and amounts due to related
    parties, including accrued interest......  $  --       $  --       $  10,151        $   11,558
   Exchange of 5% Delayed Convertible
    Preferred Stock for 10 1/2% Series C
    Convertible Preferred Stock..............  $ 173,687   $  --       $  --            $  173,687
   Exchange of 10 1/2% Series C Convertible
    Preferred Stock and accrued dividends for
    common stock.............................  $  --       $  37,656   $  25,814        $   63,470
   Accrual of dividends on preferred stock...  $   2,338   $  19,380   $  30,321        $   52,040

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. BUSINESS

    Sirius Satellite Radio Inc. ('Sirius Radio'), a Delaware corporation, is developing a service for broadcasting digital quality music programming via satellites to subscribers' vehicles. We intend to focus exclusively on providing a consumer service, and anticipate that the equipment required to receive our broadcasts will be manufactured by consumer electronics manufacturers. In April 1997, we were the winning bidder in an FCC auction for one of two national satellite broadcast licenses with a winning bid of $83.3 million. We paid the bid amount during 1997 and were awarded an FCC license on October 10, 1997.

2. ACCOUNTING POLICIES

    Basis of presentation: The consolidated financial statements include the accounts of Sirius Radio and our wholly owned subsidiary. Intercompany transactions are eliminated in consolidation. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, commencing the construction of four satellites, constructing our production and broadcast facility, acquiring content for our programming, developing our terrestrial repeater network, arranging for the design and development of receivers, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. Accordingly, our financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

    Risks and uncertainties: As a development stage enterprise, we have a limited operating history and our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for satellite products and services. Among the key risks that may have a direct bearing on our future results of operations are the potential risk of delay in implementing our business plan; our dependence on Space Systems/Loral, Inc. ('Loral'), Lucent Technologies, Inc. ('Lucent') and consumer electronics manufacturers; the unavailability of receivers and antennas; the risk of launch failure; the unproven market for our proposed service; the unproven applications of existing technology; and our need for additional financing.

    Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond our control. Actual amounts could differ from these estimates.

    Cash equivalents: We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Concentration of credit risk: We have invested our excess cash in obligations of agencies of the U.S. government and in commercial paper issued by major U.S. corporations with high credit ratings. We have not experienced any losses on our investments.

    Property and equipment: All costs incurred related to activities necessary to prepare the Sirius Radio delivery system for use are capitalized, including interest on funds borrowed to finance construction. To date, such costs consist of satellite construction in process, launch construction in process, broadcast studio equipment, terrestrial repeater network in process, capitalized interest (totaling $72,810 at December 31, 1999) and the cost to acquire the FCC license at auction. Charges to operations for depreciation and amortization of these items will begin upon commencement of commercial broadcasting, which is projected to be at the end of 2000. We anticipate that we will

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

depreciate the satellite and launch costs over a period not to exceed 15 years and amortize the FCC license costs over 40 years. Depreciation of technical and other equipment, primarily satellite communications equipment, is computed on the straight-line method based on estimated useful lives ranging from 3 to 10 years.

    Long-lived assets: We evaluate the recoverability of long-lived assets, utilizing qualitative and quantitative factors. At such time as an impairment in value is identified, the impairment will be quantatively measured in accordance with SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' and charged to operations. No such impairment losses have been recognized to date.

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

    Redeemable convertible preferred stock: We record redeemable convertible preferred stock on the date of issuance by allocating a portion of the proceeds that represents a beneficial conversion feature to additional paid-in capital. The beneficial conversion feature (discount) is amortized using the effective interest method and is recognized as a deemed dividend over the shortest period of conversion. The carrying value of the stock accretes to its liquidation value over the mandatory redemption period. The periodic accretion increases the net loss applicable to common stockholders.

    Net loss per share: Basic loss per share is based on the weighted average number of outstanding shares of our Common Stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into Common Stock. As of December 31, 1997, 1998 and 1999, approximately 11,345,000, 16,646,000 and 21,127,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share as they were antidilutive.

    Comprehensive income: In 1997, the Financial Accounting Standards Board issued SFAS No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 requires additional reporting with respect to certain changes in assets and liabilities that previously were included in stockholders' equity. Currently, we have no comprehensive income items to report.

    Reclassifications: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current presentation.

3. MARKETABLE SECURITIES

    Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities' ('SFAS No. 115'), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $485 and $3,882 at December 31, 1998 and 1999, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

4. RESTRICTED INVESTMENTS

    Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $716 at December 31, 1999. The securities included in restricted investments are restricted to provide for the first six scheduled interest payments on our 14 1/2% Senior Secured Notes due 2009. On November 15, 1999, proceeds from matured investments were used to make the first scheduled interest payment on these notes.

5. NOTES PAYABLE

  SHORT-TERM

    In 1998, we entered into a credit agreement with Bank of America ('BofA') and a group of financial institutions (together with BofA, the 'Lenders') pursuant to which the Lenders provided us a term loan facility in an aggregate principal amount of up to $115,000. We used the proceeds of the facility to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. The contract under which the launch vehicles are being constructed was pledged to the Lenders as collateral. In addition, Loral Space & Communications Ltd. ('Loral Space') guaranteed the amounts outstanding under the credit agreement. The terms of the credit agreement required us to maintain minimum levels of consolidated net worth and placed limitations on asset disposals. The weighted-average borrowing rate for 1999 was 8.65%. On February 29, 2000, we repaid these loans and cancelled the related credit agreement.

  LONG-TERM

    In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units consisting of $20 principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. All of the warrants were exercised in 1997. The aggregate maturity value of our 15% Senior Secured Discount Notes due 2007 is $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is deferred until June 2003. Cash interest of approximately $19,000 will be due on each June 1 and December 1 of the remaining years of our 15% Senior Secured Discount Notes due 2007. The indenture governing our 15% Senior Secured Discount Notes due 2007 contains some limitations on our ability to incur additional indebtedness. As of December 31, 1998 and 1999, we had accrued interest relating to our 15% Senior Secured Discount Notes due 2007 of $27,867 and $59,488, respectively. At December 31, 1999, our 15% Senior Secured Discount Notes due 2007 had a fair value of approximately $141,000. Our 15% Senior Secured Discount Notes due 2007 are redeemable, at our option, in whole or in part, at any time on or after December 1, 2002, at specified redemption prices plus accrued interest, if any, to the date of redemption. Our 15% Senior Secured Discount Notes due 2007 are senior obligations and are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. We incurred approximately $9,000 of costs in connection with the issuance of our 15% Senior Secured Discount Notes due 2007. Debt issuance costs have been deferred and are amortized over the 10-year life of these notes. Accumulated amortization of debt issuance costs was $952 and $1,834 at December 31, 1998 and 1999, respectively.

    In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase
3.65 shares of our Common Stock. The warrants are exercisable

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

through May 15, 2009 at an exercise price of $28.60 per share. Interest payments on our 14 1/2% Senior Secured Notes due 2009 began on November 15, 1999 and future interest payments are payable semi-annually in cash. We invested approximately $79,300 of the net proceeds of our 14 1/2% Senior Secured Notes due 2009 in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on our 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. As of December 31, 1999, we had accrued interest relating to our 14 1/2% Senior Secured Notes due 2009 of $3,706. At December 31, 1999, our 14 1/2% Senior Secured Notes due 2009 had a fair value of approximately $220,000. Our 14 1/2% Senior Secured Notes due 2009 are redeemable, at our option, in whole or in part, at any time on or after May 15, 2004 at a specified redemption price plus accrued interest, if any, to the date of redemption. In addition, we may redeem up to 35% of the principal amount of our 14 1/2% Senior Secured Notes due 2009 with the net proceeds of one or more equity offerings before May 15, 2002. Our 14 1/2% Senior Secured Notes due 2009 are senior secured obligations and are secured by the issued and outstanding common stock of Satellite CD Radio, Inc. The indenture governing our 14 1/2% Senior Secured Notes due 2009 contains some limitations on our ability to incur additional indebtedness. We incurred approximately $10,000 of costs in connection with the issuance of our 14 1/2% Senior Secured Notes due 2009. Debt issuance costs have been deferred and amortized over the 10-year life of these notes. Accumulated amortization of debt issuance costs was $611 as of December 31, 1999.

    In September 1999, we issued $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering resulting in net proceeds of $119,000. In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to satisfy the underwriters' over-allotment option, resulting in net proceeds of $18,000. Our 8 3/4% Convertible Subordinated Notes due 2009 are convertible, at the option of the holder, unless previously redeemed, into shares of our Common Stock at any time at a conversion rate of
35.134 shares of Common Stock for each $1 principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, subject to certain adjustments. We may redeem our 8 3/4% Convertible Subordinated Notes due 2009, in whole or in part, at our option on or after September 29, 2002, contingent upon certain circumstances. In December 1999, we acquired $10,000 of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our Common Stock. At December 31, 1999, our 8 3/4% Convertible Subordinated Notes due 2009 had a fair value of approximately $226,038. Interest on our 8 3/4% Convertible Subordinated Notes due 2009 is payable semi-annually in cash beginning March 29, 2000. As of December 31, 1999, we had accrued interest related to our 8 3/4% Convertible Subordinated Notes due 2009 of $3,021. We incurred approximately $6,600 of costs in connection with the issuance of our 8 3/4% Convertible Subordinated Notes due 2009. Debt issuance costs have been deferred and amortized over the 10-year life of these notes. Accumulated amortization of debt issuance costs was $168 as of December 31, 1999.

    As required by the terms of the warrants issued in conjunction with the 14 1/2% Senior Secured Notes due 2009, we adjusted the number of shares for which each warrant may be exercised and the exercise price per share on September 29, 1999, in connection with our issuance of 3,000,000 shares of our Common Stock and $125,000 principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. As of December 31, 1999, each warrant may be exercised for 3.792 shares of our Common Stock at an exercise price per share of $27.53.

6. DEFERRED SATELLITE PAYMENTS

    Under an amended and restated contract with Loral (the 'Loral Satellite Contract'), Loral has agreed to defer certain amounts previously due under the Loral Satellite Contract. The amounts deferred, which approximate fair value, bear interest at 10% per year and are due in quarterly

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

installments beginning in June 2002. We have the right to prepay any deferred payments together with accrued interest, without penalty.

7. CAPITAL STOCK

  COMMON STOCK, PAR VALUE $.001 PER SHARE

    On September 29, 1994, we completed our initial public offering by issuing 1,491,940 shares of our Common Stock for net proceeds of $4,800. On August 5, 1997, we sold 1.9 million shares of our Common Stock to Loral Space for net proceeds of approximately $24,400. In November 1997, we issued 2.8 million shares of our Common Stock for net proceeds of $42,200 in a public offering. In December 1997, we issued an additional 250,000 shares of our Common Stock, in connection with the partial exercise of the option granted to the underwriters of our November 1997 public offering solely to cover over-allotments, for net proceeds of $4,200. In November 1998, we issued 5 million shares of our Common Stock to Prime 66 Partners, L.P. for net proceeds of $98 million. In September 1999, we issued 3 million shares of our Common Stock in an underwritten public offering for net proceeds of approximately $68,000. In October 1999, we issued an additional 450,000 shares of our Common Stock, in connection with the exercise of the option granted to the underwriters of our September 1999 public offering solely to cover over-allotments, for net proceeds of approximately $10,000.

    As of December 31, 1999, approximately 34 million shares of our Common Stock were reserved in connection with outstanding shares of convertible preferred stock, convertible debt, warrants and incentive stock plans.

  PREFERRED STOCK

    In April 1997, we completed a private placement of our 5% Delayed Convertible Preferred Stock. We sold a total of 5.4 million shares of our 5% Delayed Convertible Preferred Stock for an aggregate sales price of $135,000. The 5% Delayed Convertible Preferred Stock was immediately convertible at a discount to the fair market value of our Common Stock and, accordingly, in 1997, we recorded approximately $52,000 as a deemed dividend in determining net loss attributable to common stockholders.

    In November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all outstanding shares of our 5% Delayed Convertible Preferred Stock. Each share of our 10 1/2% Series C Convertible Preferred Stock is convertible into a number of shares of our Common Stock calculated by dividing the $100.00 per share liquidation preference (the 'Series C Liquidation Preference') by a conversion price of $18.00. This conversion price is subject to adjustment for certain corporate events. Any holder who converts our 10 1/2% Series C Convertible Preferred Stock into Common Stock prior to November 15, 2002 will forfeit the right to any accrued and unpaid dividends. Dividends on our 10 1/2% Series C Convertible Preferred Stock are cumulative from the date of issuance and payable, if declared by the Board of Directors, on a quarterly basis commencing on November 15, 2002. Dividends may be paid in cash or in Common Stock at our option. Commencing November 15, 1999, we may redeem our 10 1/2% Series C Convertible Preferred Stock at the Series C Liquidation Preference plus any accrued and unpaid dividends, provided the price of our Common Stock is at least $31.50 per share during a specified period. On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we would redeem these securities. As of December 31, 1998 and 1999, we accrued dividends payable relating to the 10 1/2% Series C Convertible Preferred Stock totaling $18,179 and $30,796, respectively. At December 31, 1999, the 10 1/2% Series C Convertible Preferred Stock had a fair value of $308,725.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    On December 23, 1998, we sold to Apollo Investment Fund IV, L.P., a Delaware limited partnership, and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership (collectively, the 'Apollo Investors'), 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of approximately $135,000. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our Common Stock calculated by dividing the $100.00 per share liquidation preference (the 'Series A Liquidation Preference') by a conversion price of $30.00. This conversion price is subject to adjustment for certain corporate events. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock commenced on November 15, 1999 and are payable annually in cash or in additional shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, at our option. From and after November 15, 2001 and prior to November 15, 2003, we may redeem shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at the Series A Liquidation Preference, plus any accrued and unpaid dividends, provided the price of our Common Stock is at least $60.00 per share during a specified period. From and after November 15, 2003, we may redeem shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at the same redemption price without reference to the market price of our Common Stock. We are required to redeem all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at a price equal to the Series A Liquidation Preference plus any accrued and unpaid dividends on November 15, 2011. On the date of issuance, the 9.2% Series A Junior Cumulative Convertible Preferred Stock was immediately convertible at a discount to the then fair market value of our Common Stock and, accordingly, we recorded approximately $11 million as a deemed dividend in net loss applicable to common stockholders. At December 31, 1999, the fair value of our 9.2% Series A Junior Cumulative Convertible Preferred Stock approximated book value and accrued dividends payable relating to this stock totaled $12,821.

    The Apollo Investors granted to us, in conjunction with the issuance of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, an option to sell to the Apollo Investors 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $65,000. We recorded the value of our 9.2% Series B Junior Cumulative Convertible Preferred Stock at fair value and recorded approximately $3,101 of deemed dividends related primarily to the amortization of the value of the option during 1999. We exercised the option to sell our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors on December 23, 1999. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock are similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock. At December 31, 1999, the fair value of our 9.2% Series B Junior Cumulative Convertible Preferred Stock approximated book value and accrued dividends payable relating to this stock totaled $1,301.

  WARRANTS

    In connection with our initial public offering in 1994, we issued warrants to purchase 745,970 shares of our Common Stock. Additionally, we issued to the underwriters, as consideration, warrants to purchase 123,560 shares of our Common Stock. In September 1996, we received proceeds of $4,589 relating to the exercise of 864,848 warrants and the remaining 4,682 warrants expired unexercised. Of the warrants exercised, 764,848 shares of our Common Stock were issued in exchange for cash at a purchase price of $6.00 per share and 27,083 shares of our Common Stock were issued in a cashless exercise of 100,000 warrants held by the underwriters.

    In connection with the November 1997 issuance of our 10 1/2% Series C Convertible Preferred Stock, we granted our investment advisor and certain related persons, in lieu of a warrant to purchase shares of 5% Delayed Convertible Preferred Stock, warrants to purchase an aggregate of 177,178 shares of our 10 1/2% Series C Convertible Preferred Stock at an initial exercise price of $68.47 per share. The

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

exercise price of the warrants declines by approximately $0.12 per month to $60.24 per share on and after April 1, 2002. This warrant was exercisable at a discount to the fair market value of our Common Stock on the date of issuance and, accordingly, we will record, over the life of the warrant, $1.6 million as a deemed dividend in connection with the issuance of these warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock. During 1999, we accreted dividends of $303 related to this warrant. In addition, in 1997 we granted to an investor warrants to purchase 1.8 million shares of our Common Stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, we may redeem all of these warrants, provided that the price of our Common Stock is at least $75.00 per share during a specified period.

    As part of our agreement with Ford Motor Company ('Ford') on June 11, 1999, we issued to Ford warrants to purchase 4 million shares of our Common Stock at an exercise price of $30.00 per share. These warrants are exercisable based upon the number of new Ford vehicles equipped to receive our broadcasts manufactured by Ford, and are fully exercisable after 4 million new Ford vehicles equipped to receive our broadcasts are manufactured.

8. EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLANS

    In February 1994, we adopted our 1994 Stock Option Plan (the '1994 Plan') and our 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). In June 1999, we adopted our 1999 Long-Term Stock Incentive Plan (the '1999 Plan'). Generally, stock options are granted at an exercise price equal to or greater than market value at the date of grant; vest over a four-year period; and are exercisable for a period of ten years from the date of grant. As of December 31, 1999, the aggregate number of shares of Common Stock available for issuance pursuant to the 1994 Plan, the Directors' Plan and the 1999 Plan was 9,928,000.

    The following table summarizes the option activity under all option plans for the years ended December 31, 1997, 1998 and 1999:

                                           1997                   1998                   1999
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                    OPTION     EXERCISE    OPTION     EXERCISE    OPTION     EXERCISE
                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                    ------      -----      ------      -----      ------      -----
Outstanding at Beginning of
  Year...........................  1,492,500    $ 5.74    1,909,500    $ 8.16    2,453,525    $12.87
Granted..........................    515,000    $14.52      659,500    $28.13    4,569,250    $29.88
Exercised........................    (43,000)   $ 1.30      (44,850)   $ 3.11     (128,025)   $ 9.08
Cancelled........................    (55,000)   $ 5.98      (70,625)   $18.55     (620,000)   $13.45
                                   ---------              ---------              ---------
Outstanding at End of Year.......  1,909,500    $ 8.16    2,453,525    $12.87    6,274,750    $25.27
                                   ---------              ---------              ---------
                                   ---------              ---------              ---------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Exercise prices for stock options outstanding as of December 31, 1999 ranged from $1.00 to $38.875. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 1999:

RANGE OF EXERCISE                                        WEIGHTED AVERAGE       WEIGHTED AVERAGE REMAINING
PRICES PER SHARE               SHARES UNDER OPTION   EXERCISE PRICE PER SHARE   CONTRACTUAL LIFE IN YEARS
----------------               -------------------   ------------------------   -------------------------
OUTSTANDING:
Under $5.00..................         327,500                $ 3.0324                      4.90
$5.00-$14.99.................         651,500                $ 9.7707                      3.44
$15.00-$24.99................         757,100                $22.0903                      8.98
$25.00-$34.99................       4,266,900                $30.6094                      9.30
Over $35.....................          71,750                $36.7859                      9.10

EXERCISABLE:
Under $5.00..................         327,500                $ 3.0324
$5.00-$14.99.................         577,000                $ 9.2537
$15.00-$24.99................         135,749                $15.9461
$25.00-$34.99................       1,060,000                $30.6783
Over $35.....................           8,250                $36.6383

    As of December 31, 1999, 3,492,000 shares of our Common Stock were available for grant pursuant to the 1994 Plan, the Directors' Plan or the 1999 Plan.

    We have adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation', as they pertain to financial statement recognition of compensation expense attributable to stock option grants. If we had elected to recognize compensation cost for the stock option grants in accordance with SFAS No. 123, our net loss and net loss per share (basic and diluted) on a pro-forma basis would have been:

                                                           1997       1998       1999
                                                           ----       ----       ----
Net loss -- as reported.................................  $(4,737)  $(48,396)  $(62,822)
Net loss -- pro-forma...................................  $(6,254)  $(51,028)  $(99,721)
Net loss per share -- as reported.......................  $ (0.41)  $  (2.70)  $  (2.57)
Net loss per share -- pro-forma.........................  $ (0.54)  $  (2.85)  $  (4.08)

    The pro-forma expense related to stock options is recognized over the vesting period, generally four years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                              1997    1998    1999
                                                              ----    ----    ----
Risk-free interest rate.....................................  6.11%   4.72%   6.70%
Expected life of options -- years...........................   3.11    4.36    4.38
Expected stock price volatility.............................    75%     75%     70%
Expected dividend yield.....................................    N/A     N/A     N/A

  401(K) SAVINGS PLAN

    We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the '401(k) Plan') for eligible employees. The 401(k) Plan allows eligible employees to voluntarily contribute from 1% to 12% of their gross salary subject to certain defined limits. We may match up to 100% of the voluntary employee contribution in the form of our Common Stock. Our matching contribution vests at a rate of 33 1/3% each year and is fully vested after three years of employment. Contribution expense resulting from our matching contribution to the 401(k) Plan was $104 and $454 for 1998 and 1999, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

9. INCOME TAXES

    The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                                ----       ----
Start-up costs capitalized for tax purposes.................  $ 13,066   $ 28,688
Accrual to cash adjustments.................................     6,427      --
Net operating loss carryforwards............................     6,205     14,829
Other.......................................................    (1,581)    (1,009)
                                                              --------   --------
                                                                24,117     42,508
Valuation allowance.........................................   (26,354)   (44,745)
                                                              --------   --------
Net deferred tax liability..................................  $ (2,237)  $ (2,237)
                                                              --------   --------
                                                              --------   --------

    Realization of deferred tax assets at the balance sheet date is dependent upon future earnings, which are uncertain. Accordingly, a full valuation allowance was recorded against the assets.

    At December 31, 1999, we had net operating loss carryforwards of approximately $36,435 for federal and state income tax purposes, subject to Internal Revenue Service and state audits, available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning in 2008. A significant portion of costs incurred to date has been capitalized for tax purposes as a result of our status as a start-up enterprise. Total start-up costs as of December 31, 1999 were $70,266. Once we begin our active trade or business, these capitalized costs will be amortized over 60 months. The total deferred tax asset related to capitalized start-up costs of $28,915 includes $4,190 which, when realized, would not affect financial statement income but will be recorded directly to stockholders' equity.

10. SPECIAL CHARGES

    During 1998, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling $25,682 related primarily to the termination of such contracts.

11. RELATED PARTIES

    Since inception, we have relied upon related parties for certain consulting, legal and management services. We have paid for these services with cash and with the issuance of shares of our Common Stock. Total cash expenses incurred in transactions with related parties during the years ended December 31, 1997, 1998 and 1999 and the period from May 17, 1990 (date of inception) to December 31, 1999 were $279, $127, $94 and $2,540, respectively. We have also issued shares of our Common Stock in lieu of cash in settlement of other related party liabilities. There were no related party expenses settled with the issuance of shares of our Common Stock during the years ended December 31, 1997, 1998 and 1999. Related party expenses settled with the issuance of shares of our Common Stock for the period from May 17, 1990 (date of inception) to December 31, 1999 were $1,311.

    During the years ended December 31, 1997, 1998 and 1999 we made payments of $6,048, $2,000 and $9,379 to a financial advisory firm, of which a related party is a partner.

12. LEASES AND RENTALS

    As of December 31, 1999, minimum rental commitments under operating leases were $4,298, $4,275, $4,267, $4,267 and $4,379 for the years 2000, 2001, 2002,
2003 and 2004, respectively. For the remaining years, such commitments totaled $44,811, aggregating total minimum lease payments of $66,297.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Total rent expense for the years ended December 31, 1997, 1998 and 1999 and the period May 17, 1990 (date of inception) to December 31, 1999 was $278, $1,985, $4,976 and $8,444, respectively.

13. COMMITMENTS AND CONTINGENCIES

  SATELLITE CONSTRUCTION AND LAUNCH SERVICES

    To build and launch the satellites necessary for the operations of Sirius Radio, we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct a fourth satellite for use as a ground spare and to become our launch services provider. We are committed to make aggregate payments of approximately $745,040 under the Loral Satellite Contract, which includes $15,000 of long-lead time parts for a fifth satellite and $3,400 for integration analysis of the viability of using a Sea Launch platform as an alternative launch vehicle for our satellites. As of December 31, 1999, approximately $434,804 of this commitment has been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of these payments are contingent upon Loral meeting specified milestones in the construction of our satellites. Future payments are due as follows: $260,236 in 2000, $25,000 in 2002 and $25,000 in 2003.

    In the event of a satellite or launch failure, we will be required to pay Loral the full deferred amount for the affected satellite no later than 120 days after the date of the failure. If we should elect to put one of the first three satellites into ground storage, rather than having it shipped to the launch site, the full deferred amount for the affected satellite will become due within 60 days of such election.

  INTEGRATED CIRCUITS

    During 1998, we signed an agreement with Lucent pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver commercial quantities of integrated circuits ('chip sets'), which will be used in consumer electronic devices capable of receiving our broadcasts. We agreed to pay Lucent the costs of the chip set development work totaling $9,000. On February 1, 1999, we amended and restated this agreement because the design and development of the chip sets required more engineering resources than originally estimated. We estimate that the costs of this development work could total approximately $35,000.

14. SUBSEQUENT EVENTS

    On January 31, 2000, we sold 2 million shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. for net proceeds of approximately $192,000. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into shares of our Common Stock at a price of $34.00 per share.

    On February 1, 2000, we sold 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation ('DaimlerChrysler') for an aggregate purchase price of approximately $100,000. As part of our agreement with DaimlerChrysler, we issued DaimlerChrysler warrants to purchase 4 million shares of our Common Stock at an exercise price of $60.00 per share. These warrants are exercisable based upon the number of new DaimlerChrysler vehicles equipped to receive our broadcasts manufactured by DaimlerChrysler, and are fully exercisable after 4 million new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured.

    On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we will redeem these securities. On April 12, 2000, each outstanding share of our 10 1/2% Series C Convertible Preferred Stock will be redeemed for $100.00, plus accrued and unpaid dividends, and each outstanding warrant to purchase one share of our 10 1/2% Series C Convertible Preferred Stock will be redeemed for $35.34.

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         3.1.1 -- Certificate of Amendment, dated June 16, 1997, to the
                  Company's Certificate of Incorporation and the Company's
                  Amended and Restated Certificate of Incorporation, dated
                  January 31, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1999).
         3.1.2 -- Certificate of Ownership and Merger merging Sirius
                  Satellite Radio Inc. into CD Radio Inc. dated November 18,
                  1999 (incorporated by reference to Exhibit 4.1 to the
                  Company's Registration Statement on Form S-8 (File No.
                  333-31362)).
         3.2   -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                  Form S-1 (File No. 33-74782) (the 'S-1 Registration
                  Statement')).
         3.3   -- Certificate of Designations of 5% Delayed Convertible
                  Preferred Stock (incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K/A for
                  the year ended December 31, 1996 (the '1996 Form 10-K')).
         3.4   -- Form of Certificate of Designations of Series B Preferred
                  Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A filed
                  on October 30, 1997 (the 'Form 8-A')).
         3.5.1 -- Form of Certificate of Designations, Preferences and
                  Relative, Participating, Optional and Other Special Rights
                  of 10 1/2% Series C Convertible Preferred Stock (the
                  'Series C Certificate of Designations') (incorporated by
                  reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-4 (File No. 333-34761)).
         3.5.2 -- Certificate of Correction to Series C Certificate of
                  Designations (incorporated by reference to Exhibit 3.5.2
                  to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1997 (the '1997 Form 10-K')).
         3.5.3 -- Certificate of Increase of 10 1/2% Series C Convertible
                  Preferred Stock (incorporated by reference to Exhibit
                  3.5.3 to the Company's Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998).
         3.6   -- Certificate of Designations, Preferences and Relative,
                  Participating, Optional and Other Special Rights of the
                  Company's 9.2% Series A Junior Cumulative Convertible
                  Preferred Stock (incorporated by reference to Exhibit 3.6
                  to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999).
         3.7   -- Certificate of Designations, Preferences and Relative,
                  Participating, Optional and Other Special Rights of the
                  Company's 9.2% Series B Junior Cumulative Convertible
                  Preferred Stock (incorporated by reference to Exhibit 3.7
                  to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1999).
         3.8   -- Certificate of Designations, Preferences and Relative,
                  Participating, Optional and Other Special Rights of the
                  Company's 9.2% Series D Junior Cumulative Convertible
                  Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on
                  December 29, 1999).
         4.1   -- Form of Certificate for shares of Common Stock
                  (incorporated by reference to Exhibit 4.3 to the S-1
                  Registration Statement).
         4.2   -- Form of Certificate for shares of 10 1/2% Series C
                  Convertible Preferred Stock (incorporated by reference to
                  Exhibit 4.4 to the Company's Registration Statement on
                  Form S-4 (File No. 333-34761)).
         4.3   -- Form of Certificate for shares of 9.2% Series A Junior
                  Cumulative Convertible Preferred Stock (incorporated by
                  reference to Exhibit 4.10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the
                  '1998 Form 10-K')).
         4.4   -- Form of Certificate for shares of 9.2% Series B Junior
                  Cumulative Convertible Preferred Stock (incorporated by
                  reference to Exhibit 4.10.2 to the 1998 Form 10-K).
         4.5   -- Form of Certificate for shares of 9.2% Series D Junior
                  Cumulative Convertible Preferred Stock (filed herewith).
         4.6.1 -- Rights Agreement, dated as of October 22, 1997 (the
                  'Rights Agreement'), between the Company and Continental
                  Stock Transfer & Trust Company, as rights agent
                  (incorporated by reference to Exhibit 1 to the Form 8-A).
         4.6.2 -- Form of Right Certificate (incorporated by reference to
                  Exhibit B to Exhibit 1 to the Form 8-A).
         4.6.3 -- Amendment to the Rights Agreement dated as of October 13,
                  1998 (incorporated by reference to Exhibit 99.2 to the
                  Company's Current Report on Form 8-K dated October 13,
                  1998).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.6.4 -- Amendment to the Rights Agreement dated as of November
                  13, 1998 (incorporated by reference to Exhibit 99.7 to the
                  Company's Current Report on Form 8-K dated November 17,
                  1998).
         4.6.5 -- Amended and Restated Amendment to the Rights Agreement
                  dated as of December 22, 1998 (incorporated by reference
                  to Exhibit 6 to the Amendment No. 1 to the Form 8-A filed
                  on January 6, 1999).
         4.6.6 -- Amendment to the Rights Agreement dated as of June 11,
                  1999 (incorporated by reference to Exhibit 4.1.8 to the
                  Company's Registration Statement on Form S-4 (File No.
                  333-82303) filed on July 2, 1999 (the '1999 Units
                  Registration Statement')).
         4.6.7 -- Amendment to the Rights Agreement dated as of September
                  29, 1999 (incorporated by reference to Exhibit 4.1 to the
                  Company's Current Report on Form 8-K filed on October 13,
                  1999).
         4.6.8 -- Amendment to the Rights Agreement dated as of December
                  23, 1999 (incorporated by reference to Exhibit 99.4 to the
                  Company's Current Report on Form 8-K filed on December 29,
                  1999).
         4.6.9 -- Amendment to the Rights Agreement dated as of January 28,
                  2000 (filed herewith).
         4.7   -- Indenture, dated as of November 26, 1997, between the
                  Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount
                  Notes due 2007 (incorporated by reference to Exhibit 4.1
                  to the Company's Registration Statement on Form S-3 (File
                  No. 333-34769) (the '1997 Units Registration Statement')).
         4.8   -- Form of 15% Senior Secured Discount Note due 2007
                  (incorporated by reference to Exhibit 4.2 to the 1997
                  Units Registration Statement).
         4.9   -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as
                  warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).
         4.10   -- Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).
         4.11  -- Form of Preferred Stock Warrant Agreement, dated as of
                  April 9, 1997, between the Company and each warrantholder
                  thereof (incorporated by reference to Exhibit 4.12 to the
                  1997 Form 10-K).
         4.12  -- Form of Common Stock Purchase Warrant granted by the
                  Company to Everest Capital Master Fund, L.P. and to The
                  Ravich Revocable Trust of 1989 (incorporated by reference
                  to Exhibit 4.11 to the 1997 Form 10-K).
         4.13  -- Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee,
                  relating to the Company's 14 1/2% Senior Secured Notes due
                  2009 (incorporated by reference to Exhibit 4.4.2 to the
                  1999 Units Registration Statement).
         4.14  -- Form of 14 1/2% Senior Secured Notes due 2009
                  (incorporated by reference to Exhibit 4.4.2 to the 1999
                  Units Registration Statement).
         4.15  -- Indenture, dated as of September 29, 1999, between the
                  Company and United States Trust Company of Texas, N.A.,
                  relating to the Company's 8 3/4% Convertible Subordinated
                  Notes due 2009 (incorporated by reference to Exhibit 4.2
                  to the Company's Current Report on Form 8-K filed on
                  October 13, 1999).
         4.16  -- First Supplemental Indenture, dated as of September 29,
                  1999, between the Company and United States Trust Company
                  of Texas, N.A., relating to the Company's 8 3/4%
                  Convertible Subordinated Notes due 2009 (incorporated by
                  reference to Exhibit 4.1 to the Company's Current Report
                  on Form 8-K filed on October 1, 1999).
         4.17  -- Form of 8 3/4% Convertible Subordinated Notes due 2009
                  (incorporated by reference to Article VII of Exhibit 4.01
                  to the Company's Current Report on Form 8-K filed on
                  October 11, 1999).
         4.18  -- Warrant Agreement, dated as of May 15, 1999, between the
                  Company and United States Trust Company of New York, as
                  warrant agent (incorporated by reference to Exhibit 4.4.4
                  to the 1999 Units Registration Statement).
         4.19  -- Amended and Restated Pledge Agreement, dated as of May
                  15, 1999, among the Company, as pledgor, IBJ Whitehall
                  Bank & Trust Company, as trustee, United States Trust
                  Company of New York, as trustee, and IBJ Whitehall Bank &
                  Trust Company, as collateral agent (incorporated by
                  reference to Exhibit 4.4.5 to the 1999 Units Registration
                  Statement).
         4.20  -- Collateral Pledge and Security Agreement, dated as of May
                  15, 1999, between the Company, as pledgor, and United
                  States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999 Units
                  Registration Statement).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.21  -- Intercreditor Agreement, dated May 15, 1999, by and between IBJ Whitehall Bank & Trust Company, as trustee,
                  and United States Trust Company of New York, as trustee
                  (incorporated by reference to Exhibit 4.4.7 to the 1999
                  Units Registration Statement).
         4.22  -- Common Stock Purchase Warrant granted by the Company to
                  Ford Motor Company, dated June 11, 1999 (incorporated by
                  reference to Exhibit 4.4.2 to the 1999 Units Registration
                  Statement).
         4.23  -- Common Stock Purchase Warrant granted by the Company to
                  DaimlerChrysler Corporation, dated January 28, 2000 (filed herewith).
         9.1   -- Voting Trust Agreement, dated as of August 26, 1997, by and among Darlene Friedland, as Grantor, David Margolese,
                  as Trustee, and the Company (incorporated by reference to
                  Exhibit (c) to the Company's Issuer Tender Offer Statement
                  on Form 13E-4 filed on October 16, 1997).
        10.1   -- Lease Agreement, dated as of March 31, 1998, between
                  Rock-McGraw, Inc. and the Company (incorporated by
                  reference to Exhibit 10.1.2 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).
     'D'10.2   -- Amended and Restated Contract, dated as of June 30, 1998, between the Company and Space Systems/Loral, Inc.
                  (incorporated by reference to Exhibit 10.4 to the
                  Company's Quarterly Report on Form 10-Q/A for the quarter
                  ended June 30, 1998).
       *10.3   -- Employment Agreement, dated as of January 1, 1999,
                  between the Company and David Margolese (incorporated by
                  reference to Exhibit 10.6 to the 1998 Form 10-K).
       *10.4   -- Employment Agreement, dated as of December 31, 1999,
                  between the Company and Robert D. Briskman (filed
                  herewith).
       *10.5   -- Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (filed herewith).
       *10.6   -- Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (filed herewith).
       *10.7   -- Employment Agreement, dated as of March 28, 2000, between the Company and Ira H. Bahr (filed herewith).
        10.8   -- Registration Agreement, dated January 2, 1994, between
                  the Company and M.A. Rothblatt and B.A. Rothblatt
                  (incorporated by reference to Exhibit 10.20 to the S-1
                  Registration Statement).
       *10.9   -- 1994 Stock Option Plan (incorporated by reference to
                  Exhibit 10.21 to the S-1 Registration Statement).
       *10.10  -- Amended and Restated 1994 Directors' Nonqualified Stock
                  Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995).
       *10.11  -- CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration
                  Statement on Form S-8 (File No. 333-65473)).
       *10.12  -- Sirius Satellite Radio 1999 Long-Term Stock Incentive
                  Plan (incorporated by reference to Exhibit 4.4 of the
                  Company's Registration Statement on Form S-8 (File No.
                  333-31362)).
       10.13.1 -- Option Agreement, dated as of October 21, 1992, between the Company and Batchelder & Partners, Inc. (incorporated
                  by reference to Exhibit 10.24 to the S-1 Registration
                  Statement).
       10.13.2 -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by
                  reference to Exhibit 10.16.2 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).
       10.14.1 -- Preferred Stock Investment Agreement, dated October 23,
                  1996, between the Company and certain investors
                  (incorporated by reference to Exhibit 10.24 to the 1996
                  Form 10-K).
       10.14.2 -- First Amendment to Preferred Stock Investment Agreement,
                  dated March 7, 1997, between the Company and certain
                  investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).
       10.14.3 -- Second Amendment to Preferred Stock Investment Agreement,
                  dated March 14, 1997, between the Company and certain
                  investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).
        10.15  -- Letter, dated May 29, 1998, terminating Launch Services
                  Agreement dated July 22, 1997 between the Company and
                  Arianespace S.A.; Arianespace Customer Loan Agreements
                  dated July 22, 1997 for Launches #1 and #2 between the
                  Company and Arianespace Finance S.A.; and the Multiparty
                  Agreements dated July 22, 1997 for Launches #1 and #2
                  among the Company, Arianespace S.A. and Arianespace
                  Finance S.A. (incorporated by reference to Exhibit 10.21
                  to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1998).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
        10.16  -- Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd.,
                  Everest Capital Fund, L.P. and The Ravich Revocable Trust
                  of 1989 (incorporated by reference to Exhibit 99.1 to the
                  Company's Current Report on Form 8-K filed on July 8,
                  1997).
       10.17.1 -- Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by
                  reference to Exhibit 10.26.1 to the 1997 Form 10-K).
       10.17.2 -- Engagement Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc.
                  (incorporated by reference to Exhibit 10.26.2 to the 1997
                  Form 10-K).
        10.18  -- Radio License Agreement, dated January 21, 1998, between the Company and Bloomberg Communications Inc.
                  (incorporated by reference to Exhibit 10.28 to the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended March 31, 1998).
     'D'10.19  -- Amended and Restated Agreement, dated as of February 1,
                  1999, between Lucent Technologies Inc. and the Company
                  (incorporated by reference to Exhibit 99.1 to the
                  Company's Current Report on Form 8-K filed on February 4,
                  1999).
        10.20  -- Stock Purchase Agreement, dated as of August 5, 1997, between the Company, David Margolese and Loral Space &
                  Communications Ltd. (incorporated by reference to Exhibit
                  99.1 to the Company's Current Report on Form 8-K filed on
                  August 19, 1997).
        10.21  -- Stock Purchase Agreement, dated as of October 8, 1998, between the Company and Prime 66 Partners, L.P.
                  (incorporated by reference to Exhibit 99.1 to the
                  Company's Current Report on Form 8-K dated October 8,
                  1998).
       10.22.1 -- Stock Purchase Agreement, dated as of November 13, 1998
                  (the 'Apollo Stock Purchase Agreement'), by and among the
                  Company, Apollo Investment Fund IV, L.P. and Apollo
                  Overseas Partners IV, L.P. (incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K
                  dated November 17, 1998).
       10.22.2 -- Amendment No. 1, dated as of December 23, 1998, to the
                  Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1999).
       10.22.3 -- Second Amendment, dated as of December 23, 1999, to the
                  Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company's Current Report on
                  Form 8-K filed on December 29, 1999).
        10.23  -- Stock Purchase Agreement, dated as of December 23, 1999
                  (the 'Blackstone Stock Purchase Agreement'), by and
                  between the Company and Blackstone Capital Partners III
                  Merchant Banking Fund L.P. (incorporated by reference to
                  Exhibit 99.1 to the Company's Current Report on Form 8-K
                  filed on December 29, 1999).
        10.24  -- Stock Purchase Agreement, dated as of January 28, 2000, among the Company, Mercedes-Benz USA, Inc., Freightliner
                  Corporation and DaimlerChrysler Corporation (filed
                  herewith).
        10.25  -- Voting Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas
                  Partners IV, L.P. and David Margolese (incorporated by
                  reference to Exhibit 99.5 to the Company's Current Report
                  on Form 8-K dated November 17, 1998).
        10.26  -- Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas
                  Partners IV, L.P., the Company and David Margolese
                  (incorporated by reference to Exhibit 99.6 to the
                  Company's Current Report on Form 8-K dated November 17,
                  1998).
     'D'10.27  -- Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (incorporated by reference to
                  Exhibit 10.33 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1999).
        21.1   -- List of Subsidiaries.
        23.1   -- Consent of Arthur Andersen LLP.
        27.1   -- Financial Data Schedule (filed herewith).

---------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The dagger symbol shall be expressed as................................... 'D'