Form 10-Q
period 2000-03-31
SIRIUS SATELLITE RADIO INC
filed 2000-05-15
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000

Commission file number 0-24710

                           SIRIUS SATELLITE RADIO INC.
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

         COMMON STOCK, $.001 PAR VALUE                       41,880,932 SHARES
--------------------------------------------------------------------------------
               (Class)                          (Outstanding as of May 10, 2000)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                      INDEX


Part I - Financial Information

                                                                                Page
       Consolidated Statements of Operations (unaudited) for the three            1
          month periods ended March 31, 2000 and 1999 and for the
          period May 17, 1990 (date of inception) to March 31, 2000

       Consolidated Balance Sheets as of March 31, 2000 (unaudited)               2
          and December 31, 1999

       Consolidated Statements of Cash Flows (unaudited) for the three            3
          month periods ended March 31, 2000 and 1999 and for the
          period May 17, 1990 (date of inception) to March 31, 2000

       Notes to Consolidated Financial Statements (unaudited)                     4

       Management's Discussion and Analysis of Financial Condition and            6
          Results of Operations

Part II - Other Information                                                      11

Signatures                                                                       12

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                    Cumulative for
                                                                                                      the period
                                                   For the Three Months Ended March 31,              May 17, 1990
                                               ------------------------------------------         (date of inception)
                                                   2000                     1999                   to March 31, 2000
                                               -----------              ------------             -------------------
Revenue                                          $   --                    $ --                      $ --

Operating expenses:
     Engineering design and development            (16,898)                 (6,911)                  (56,448)
     General and administrative                     (9,878)                 (4,964)                  (70,806)
     Special charges                                 --                      --                      (27,682)
                                                  --------                 -------                  --------
          Total operating expenses                 (26,776)                (11,875)                 (154,936)
                                                  --------                 -------                  --------

Other income (expense):
     Interest and investment income                  7,831                   2,864                    36,985
     Interest expense                               (5,866)                 (1,433)                  (39,056)
                                                  --------                 -------                  --------
                                                     1,965                   1,431                    (2,071)
                                                  --------                 -------                  --------
Loss before income taxes                           (24,811)                (10,444)                 (157,007)

Income taxes:
     Federal                                          --                      --                      (1,982)
     State                                            --                      --                        (313)
                                                  --------                 -------                  --------
Net loss                                           (24,811)                (10,444)                 (159,302)
                                                  --------                 -------                  --------

Preferred stock dividends                          (10,838)                 (7,330)                  (62,877)
Preferred stock deemed dividends                    (7,218)                 (2,256)                  (74,404)
Accretion of dividends in connection with the
      issuance of warrants on preferred stock         (894)                    (74)                   (7,698)
                                                  --------                --------                 ---------
Net loss applicable to common stockholders        $(43,761)               $(20,104)                $(304,281)
                                                  ========                ========                 =========

Net loss per share applicable to common
     stockholders (basic and diluted)             $  (1.35)              $   (0.87)
                                                  ========                ========

Weighted average common shares
     outstanding (basic and diluted)                32,412                  23,220
                                                  ========                ========



       The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    March 31,            December 31,
                                                                                      2000                  1999
                                                                                ----------------      -----------------
                                        ASSETS                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                    $   65,316            $   81,809
     Marketable securities, at market                                                419,108               317,810
     Restricted investments, at amortized cost                                        68,338                67,454
     Prepaid expense and other                                                           757                   741
                                                                                  ----------            ----------
       Total current assets                                                          553,519               467,814
                                                                                  ----------            ----------
Property and equipment, at cost:
     Satellite construction in process                                               429,637               375,294
     Launch construction in process                                                  245,599               199,385
     Broadcast studio equipment                                                       16,834                15,731
     Leasehold improvements                                                           16,239                15,285
     Technical equipment and other                                                    22,374                18,653
                                                                                  ----------            ----------
                                                                                     730,683               624,348
     Less accumulated depreciation                                                    (1,224)                 (880)
                                                                                  ----------            ----------
                                                                                     729,459               623,468
                                                                                  ----------            ----------
Other assets:
    FCC license                                                                       83,368                83,368
    Debt issue costs, net                                                             21,982                23,053
    Deposits and other                                                                 9,010                 8,909
                                                                                  ----------            ----------
        Total other assets                                                           114,360               115,330
                                                                                  ----------            ----------
        Total assets                                                              $1,397,338            $1,206,612
                                                                                  ==========            ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                        $   37,008            $   30,454
     Satellite and launch construction payable                                        33,974                19,275
     Short-term notes payable                                                           --                 114,075
                                                                                  ----------            ----------
       Total current liabilities                                                      70,982               163,804

Long-term notes payable and accrued interest                                         497,710               488,835
Deferred satellite payments and accrued interest                                      56,515                55,140
Deferred income taxes                                                                  2,237                 2,237
                                                                                  ----------            ----------
       Total liabilities                                                             627,444               710,016
                                                                                  ----------            ----------
Commitments and contingencies:
    10 1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, 102,902 and 1,248,776 shares issued and outstanding at March
      31, 2000 and December 31, 1999, respectively (liquidation preferences of
      $10,290 and $124,878), at net carrying value including accrued dividends        12,704               149,285
    9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 4,300,000 shares authorized, 1,461,270 shares issued and outstanding at March 31, 2000 and December 31, 1999 (liquidation
      preference of $146,127), at net carrying value including accrued dividends     152,180               148,894
    9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 2,100,000 shares authorized, 655,406 shares issued and outstanding at March 31, 2000 and December 31, 1999 (liquidation preference of $65,541),
      at net carrying value including accrued dividends                               65,767                64,238
    9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 10,700,000 shares authorized 2,000,000 shares issued and outstanding at March 31, 2000 (liquidation preference of $200,000), at
      net carrying value including accrued dividends                                 195,626                  --

Stockholders' equity:
     Preferred stock, $.001 par value: 50,000,000 shares authorized
       8,000,000 shares designated as 5% Delayed Convertible Preferred Stock;
       none issued or outstanding                                                      --                     --
     Common Stock, $.001 par value: 200,000,000 shares authorized,
       39,079,936 and 28,721,041 shares issued and outstanding at March 31, 2000
       and December 31, 1999, respectively                                                39                    29
     Additional paid-in capital                                                      502,880               268,641
     Deficit accumulated during the development stage                               (159,302)             (134,491)
                                                                                  ----------            ----------
       Total stockholders' equity                                                    343,617               134,179
                                                                                  ----------            ----------
       Total liabilities and stockholders' equity                                 $1,397,338            $1,206,612
                                                                                  ==========            ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                            Cumulative for
                                                                                                              the period
                                                                   For the Three Months Ended March 31,      May 17, 1990
                                                                   -------------------------------------- (date of inception)
                                                                          2000              1999           to March 31, 2000
                                                                   ----------------    ------------------ ------------------
Cash flows from development stage activities:
     Net loss                                                           $ (24,811)          $ (10,444)          $ (159,302)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
         Depreciation expense                                                 471                  17                1,635
         Unrealized loss on marketable securities                            (448)               (146)              (4,330)
         Loss on disposal of assets                                           249                  --                  364
         Special charges                                                       --                  --               25,557
         Accretion of note payable charged as interest expense             19,517               8,950              103,582
         Sales (purchases) of marketable securities and restricted
            investments, net                                             (100,850)             14,846             (482,219)
         Compensation expense in connection with
            issuance of Common Stock and stock options                      1,730                 152                6,272
         Expense incurred in connection with induced conversion
            of debt                                                            --                  --                1,776
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
         Prepaid expense and other                                             13                (566)                (728)
         Due to related party                                                  --                  --                  351
         Other assets                                                         160               1,130               (5,896)
         Accounts payable and accrued expenses                             (3,942)                645                5,629
         Deferred taxes                                                        --                  --                2,237
                                                                        ---------            --------              --------
            Net cash provided by (used in) development stage activities  (107,911)             14,584             (505,072)
                                                                        ---------            --------              --------

Cash flows from investing activities:
      Purchase of FCC license                                                  --                  --              (83,368)
      Payments for satellite construction                                 (38,269)            (29,236)            (355,148)
      Payments for launch services                                        (46,214)            (19,705)            (251,862)
      Other capital expenditures                                           (6,403)            (17,419)             (59,436)
      Acquisition of Sky-Highway Radio Corp.                                   --                  --               (2,000)
                                                                        ---------           ---------             --------
            Net cash used in investing activities                         (90,886)            (66,360)            (751,814)
                                                                        ---------           ---------             --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                1,882               8,951              253,144
     Proceeds from issuance of Common Stock, net                          100,010                  --              361,790
     Proceeds from issuance of preferred stock, net                       192,450                  --              505,418
     Proceeds from exercise of stock options and warrants                   3,919                 129               10,502
     Proceeds from issuance of promissory notes
         and units, net                                                        --                  --              306,535
     Proceeds from issuance of promissory notes to
         related parties                                                       --                  --                2,965
     Repayment of promissory notes                                             --                  --               (2,635)
     Repayment of notes payable                                          (115,957)                 --             (115,957)
     Loan from officer                                                         --                  --                  440
                                                                        ---------           ---------             --------
            Net cash provided by financing activities                     182,304               9,080            1,322,202
                                                                        ---------           ---------             --------
Net increase (decrease) in cash and cash equivalents                      (16,493)            (42,696)              65,316
Cash and cash equivalents at the beginning of period                       81,809             204,753                   --
                                                                        ---------           ---------             --------
Cash and cash equivalents at the end of period                          $  65,316           $ 162,057             $ 65,316
                                                                        =========           =========             ========



        The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

GENERAL

         The accompanying consolidated financial statements and the notes thereto do not include all of the information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary to fairly state our consolidated financial position and consolidated results of operations have been included. These financial statements should be read in connection with our consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NET LOSS PER SHARE

         Basic loss per share is based on the weighted average number of outstanding shares of our Common Stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (i.e. convertible stock, convertible debt, warrants and stock options) were exercised or converted into Common Stock. As of March 31, 2000 and 1999, approximately 28,892,000 and 14,234,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share as they were antidilutive.

MARKETABLE SECURITIES

         Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $4,330 and $3,882 at March 31, 2000 and December 31, 1999, respectively.

RESTRICTED INVESTMENTS

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $765 and $716 at March 31, 2000 and December 31, 1999, respectively. The securities included in restricted investments are restricted to provide for the payment of interest due on our 14 1/2% Senior Secured Notes due 2009 through May 15, 2002.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $90,328 and $72,810 at March 31, 2000 and December 31, 1999, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

SHORT-TERM NOTES PAYABLE

         We entered into a credit agreement with Bank of America and other lenders in July 1998 under which Bank of America and other lenders agreed to provide us a term loan facility of up to $115,000. The proceeds of this facility were used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. On February 29, 2000, we repaid these loans and cancelled the related credit agreement.

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

ENGINEERING DESIGN AND DEVELOPMENT COSTS

         We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets"), which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with various equipment manufacturers, including Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Recoton Corporation, Sanyo Electronic Co. Ltd., and Visteon Automotive Systems, an enterprise of Ford Motor Company, to design and develop equipment that will be used to receive our broadcasts. Pursuant to these agreements, we have agreed to pay certain development costs. We record expenses under these contracts as the work is performed. Total expenses related to these agreements were $13,903 and $38,534 for the three months ended March 31, 2000 and the period May 17, 1990 (date of inception) to March 31, 2000, respectively.

RECLASSIFICATIONS

         Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to other factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"), and particularly the risk factors set forth under the caption "Business--Risk Factors" in Part I of the 1999 Form 10-K. Among the significant factors that have a direct bearing on our results of operations are:

      -- unavailability of receivers and antennas and our dependence upon third parties to design, develop, manufacture and distribute receivers and antennas;

      -- our dependence on Loral for construction and launch of our satellites;

      -- the potential risk of delay in implementing our business plan;

      -- risk of launch failure;

      -- unproven market for our service and unproven applications of technology; and

      -- our need for additional financing.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statements speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

         Sirius Satellite Radio Inc. ("Sirius Radio") was organized in May 1990 and is in its development stage. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, commencing the construction of four satellites, constructing our production and broadcast facility, acquiring content for our programming, developing our terrestrial repeater system, arranging for the design and development of receivers, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence operations. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

         Upon commencing operations, we expect our primary source of revenues to be subscription fees. We currently anticipate that our subscription fee will be $9.95 per month, with a one time activation fee per subscriber. In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels. We do not expect to recognize revenues from operations until the first quarter of 2001, at the earliest. We do not intend to manufacture the receivers necessary to receive our service and thus we will not receive any revenues from their sale.

         We expect that the operating expenses associated with our service will consist primarily of marketing, sales, programming, maintenance of our satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (which are likely to be calculated based on a percentage of revenues). As of May 10, 2000, we had 107 employees. By commencement of operations, we expect to have approximately 250 employees.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

         We recorded net losses of $24,811 and $10,444 for the three months ended March 31, 2000 and 1999, respectively. Our total operating expenses were $26,776 and $11,875 for the three months ended March 31, 2000 and 1999, respectively.

         Engineering design and development costs were $16,898 and $6,911 for the three months ended March 31, 2000 and 1999, respectively. Engineering costs incurred in the 2000 quarter and the 1999 quarter represented primarily payments to Lucent in connection with our chip set development effort and payments to consumer electronic manufacturers in connection with our receiver development efforts. The increase in these costs in the 2000 quarter resulted primarily from the increased activity in the receiver development effort as we prepare to launch our service.

         General and administrative expenses increased for the three months ended March 31, 2000 to $9,878 from $4,964 for the three months ended March 31, 1999. General and administrative expenses increased due to the occupancy of our National Broadcast Studio and the growth of our management team and workforce. The major components of general and administrative expenses in the 2000 quarter were salaries and employment related costs (46%) and rent and occupancy costs (15%), while in the 1999 quarter the major components were salaries and employment related costs (28%) and rent and occupancy costs (30%). The remaining portion of general and administrative expenses (39% in the 2000 quarter and 42% in the 1999 quarter) consisted of other costs such as legal and regulatory, insurance, marketing, consulting, travel, depreciation and supplies, with only marketing expenses (13%) exceeding 10% of the total in the 2000 quarter and only legal and regulatory expenses (15%) exceeding 10% of the total in the 1999 quarter.

         The increase in interest and investment income to $7,831 for the three months ended March 31, 2000 from $2,864 for the three months ended March 31, 1999 was the result of higher average balances of cash, marketable securities and restricted investments during the 2000 quarter. The higher average balances of cash, marketable securities and restricted investments during the 2000 quarter were due to the proceeds from financing activities in 1999 and the first quarter of 2000, including the issuance of our 14 1/2% Senior Secured Notes due 2009, 8 3/4% Convertible Subordinated Notes due 2009, 9.2% Series B Junior Cumulative Convertible Preferred Stock, 9.2% Series D Junior Cumulative Convertible Preferred Stock and 2,290,322 shares of Common Stock.

         Interest expense, net of capitalized interest, was $5,866 for the three months ended March 31, 2000 and $1,433 for the three months ended March 31, 1999. This increase in net interest expense was due to interest expense increasing by an amount ($11,824) greater than the corresponding increase in capitalized interest ($7,391). The increase in interest expense for the 2000 quarter was due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had cash, cash equivalents, marketable securities and restricted investments totaling $552,762 and working capital of $482,537 compared with cash, cash equivalents and marketable securities totaling $467,073 and working capital of $304,010 at December 31, 1999. These increases reflect the proceeds from the issuance of (1) our 9.2% Series D Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. on January 31, 2000 for net proceeds of approximately $192,000 and (2) our Common Stock to DaimlerChrysler Corporation for net proceeds of approximately $100,000.


FUNDING REQUIREMENTS

         We believe we can fund our planned operations, including the construction of our broadcast system, into the third quarter of 2001 from our existing working capital. In addition, we anticipate cash requirements of approximately $120,000 to fund our operations through the first full year of commercial operations and expect to require additional funds until our revenues grow substantially.

         To build and launch the satellites necessary to transmit Sirius Radio we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to provide satellite launch services. We are committed to make aggregate payments of approximately $745,040 under the Loral Satellite Contract, which includes $15,000 of long-lead time parts for a fifth satellite and $3,400 for integration analysis of the viability of using the Sea Launch platform as an alternative launch vehicle for our satellites. As of March 31, 2000, $504,164 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of all payments under the Loral Satellite Contract are contingent upon Loral meeting specified milestones in the construction of our satellites.

         We also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence operations. We expect our interest expense will increase significantly when compared to our 1999 interest expense as a result of the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 in September and October 1999. A portion of the net proceeds of the issuance of our 14 1/2% Senior Secured Notes due 2009 was used to purchase a portfolio of U.S. government securities in an amount sufficient to pay interest on these notes through May 15, 2002.

         The amount and timing of our actual cash requirements will depend upon numerous factors including costs associated with the construction and deployment of our satellite system and terrestrial repeater network, costs associated with the design and development of chip sets and receivers, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, launch failures, satellite system or launch services change orders or any shortfalls in estimated levels of operating cash flow.


SOURCES OF FUNDING

         To date, we have funded our capital needs through the issuance of debt and equity securities. As of March 31, 2000 we had received a total of approximately $874,000 in equity capital as a result of the following transactions: (1) the sale of shares of our Common Stock prior to the issuance of our FCC license (net proceeds of approximately $22,000); (2) the sale of 5,400,000 shares of 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all the outstanding shares of 5% Delayed Convertible Preferred Stock); (3) the sale of 4,955,488 shares of our Common Stock (net proceeds of approximately $71,000) in 1997; (4) the sale of 5,000,000 shares of our Common Stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998; (5) the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investment Fund IV, L.P., a Delaware limited partnership, and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership (collectively, the "Apollo Investors") (net proceeds of approximately $129,000) in December 1998; (6) the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to Apollo Investors (net proceeds of approximately $63,000) in November 1999; (7) the sale of 3,000,000 shares of our Common Stock in an underwritten public offering (net proceeds of approximately $68,000) in September 1999, and an additional 450,000 shares of our Common Stock in connection with the exercise of the underwriters' over-allotment option (net proceeds of approximately $10,000) in October 1999; (8) the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. (net proceeds of approximately $192,000) in February 2000; and (9) the sale of 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000.

         In September 1999, we issued $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000). In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to the underwriters of this convertible notes offering in connection with their over-allotment option (net proceeds of approximately $18,000). In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.947 shares of our Common Stock as of March 31, 2000. We invested approximately $79,300 of these net proceeds in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003. The indentures governing our 14 1/2% Senior Secured Notes due
2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness and are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license.

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

         Loral has deferred a total of $50,000 of the payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per annum and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be paid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network. If there is a satellite or launch failure, we will be required to pay Loral the deferred amount related to the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount related to that satellite will become due within 60 days of this election.

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

         Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are convertible into shares of our Common Stock at a price of $34.00 per share. The 9.2% Series D Junior Cumulative Convertible Preferred Stock is callable by us beginning December 23, 2002 at a price of 100% if the current market price, as defined in the Certificate of Designation of the 9.2% Series D Junior Cumulative Convertible Preferred Stock, of our Common Stock exceeds $68.00 per share for a period of 20 consecutive trading days, will be callable in all events beginning December 23, 2004 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series D Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our Common Stock have the right to vote.

         On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of such 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we would redeem these securities. As of April 12, 2000, all of the shares of our 10 1/2% Series C Convertible Preferred Stock and all of the outstanding warrants to purchase shares of such 10 1/2% Series C Convertible Preferred Stock were converted into shares of our Common Stock.

                                     PART II

                                OTHER INFORMATION
                          (Dollar amounts in thousands)

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 (c) On January 31, 2000, we sold 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to Blackstone Capital Partners III Merchant Banking Fund L.P. and certain related parties for an aggregate purchase price of $200,000. In connection with the sale of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, we paid an aggregate of $8,000 in fees to an investment banking firm.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            See Exhibit Index attached hereto.

        (b) Reports on Form 8-K:

                  On January 28, 2000, we filed a Current Report on Form 8-K to report that we had entered into an agreement with DaimlerChrysler Corporation pursuant to which DaimlerChrysler Corporation would purchase 2,290,322 shares of our Common Stock for an aggregate purchase price of approximately $100,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SIRIUS SATELLITE RADIO INC.



                                               By: /s/ Edward Weber, Jr.
                                                   --------------------------
                                                        Edward Weber, Jr.
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)


May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------
3.1.1     Certificate of Amendment, dated June 16, 1997, to the Company's
          Certificate of Incorporation and the Company's Amended and Restated
          Certificate of Incorporation, dated January 31, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1999).

3.1.2     Certificate of Ownership and Merger merging Sirius Satellite Radio
          Inc. into CD Radio Inc. dated November 18, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-31362)).

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No.
          33-74782) (the "S-1 Registration Statement")).

3.3       Certificate of Designations of 5% Delayed Convertible Preferred Stock
          (incorporated by reference to Exhibit 10.24 to the Company's Annual
          Report on Form 10-K/A for the year ended December 31, 1996 (the "1996
          Form 10-K")).

3.4       Form of Certificate of Designations of Series B Preferred Stock
          (incorporated by reference to Exhibit A to Exhibit 1 to the Company's
          Registration Statement on Form 8-A filed on October 30, 1997 (the
          "Form 8-A")).

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



EXHIBIT                              DESCRIPTION
-------                              -----------
3.8       Certificate of Designations, Preferences and Relative, Participating,
          Optional and Other Special Rights of the Company's 9.2% Series D
          Junior Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K
          filed on December 29, 1999).

4.1 Form of Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the S-1 Registration Statement).

4.2       Form of Certificate for shares of 10 1/2% Series C Convertible
          Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No. 333-34761)).

4.3       Form of Certificate for shares of 9.2% Series A Junior Cumulative
          Convertible Preferred Stock (incorporated by reference to Exhibit
          4.10.1 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998 (the "1998 Form 10-K")).

4.4       Form of Certificate for shares of 9.2% Series B Junior Cumulative
          Convertible Preferred Stock (incorporated by reference to Exhibit
          4.10.2 to the 1998 Form 10-K).

4.5       Form of Certificate for shares of 9.2% Series D Junior Cumulative
          Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999 (1999 Form 10-K).

4.6.1     Rights Agreement, dated as of October 22, 1997 (the "Rights
          Agreement"), between the Company and Continental Stock Transfer &
          Trust Company, as rights agent (incorporated by reference to Exhibit 1 to the Form 8-A).

4.6.2     Form of Right Certificate (incorporated by reference to Exhibit B to
          Exhibit 1 to the Form 8-A).

4.6.3     Amendment to the Rights Agreement dated as of October 13, 1998
          (incorporated by reference to Exhibit 99.2 to the Company's Current
          Report on Form 8-K dated October 13, 1998).

4.6.4     Amendment to the Rights Agreement dated as of November 13, 1998
          (incorporated by reference to Exhibit 99.7 to the Company's Current
          Report on Form 8-K dated November 17, 1998).

4.6.5 Amended and Restated Amendment to the Rights Agreement dated as of December 22, 1998 (incorporated by reference to Exhibit 6 to the
          Amendment No. 1 to the Form 8-A filed on January 6, 1999).

4.6.6     Amendment to the Rights Agreement dated as of June 11, 1999
          (incorporated by reference to Exhibit 4.1.8 to the Company's
          Registration Statement on Form S-4 (File No. 333-82303) filed on July
          2, 1999 (the "1999 Units Registration Statement")).



EXHIBIT                              DESCRIPTION
-------                              -----------
4.6.7     Amendment to the Rights Agreement dated as of September 29, 1999
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K filed on October 13, 1999).

4.6.8     Amendment to the Rights Agreement dated as of December 23, 1999
          (incorporated by reference to Exhibit 99.4 to the Company's Current
          Report on Form 8-K filed on December 29, 1999).

4.6.9     Amendment to the Rights Agreement dated as of January 28, 2000
          (incorporated by reference to Exhibit 4.6.9 to the 1999 Form 10-K).

4.7       Indenture, dated as of November 26, 1997, between the Company and IBJ
          Schroder Bank & Trust Company, as trustee, relating to the Company's
          15% Senior Secured Notes due 2007 (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File
          No. 333-34769) (the "1997 Units Registration Statement")).

4.8       Form of 15% Senior Secured Note due 2007 (incorporated by reference to
          Exhibit 4.2 to the 1997 Units Registration Statement).

4.9 Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

4.10      Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997
          Units Registration Statement).

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

4.13      Indenture, dated as of May 15, 1999, between the Company and United
          States Trust Company of New York, as trustee, relating to the Company's 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.14 Form of 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.15 Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's
          8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).



EXHIBIT                              DESCRIPTION
-------                              -----------
4.16      First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K filed on October 1, 1999).

4.17 Form of 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current
          Report on Form 8-K filed on October 11, 1999).

4.18      Warrant Agreement, dated as of May 15, 1999, between the Company and
          United States Trust Company of New York, as warrant agent
          (incorporated by reference to Exhibit 4.4.4 to the 1999 Units
          Registration Statement).

4.19 Amended and Restated Pledge Agreement, dated as of May 15, 1999, among the Company, as pledgor, IBJ Whitehall Bank & Trust Company, as trustee, United States Trust Company of New York, as trustee, and IBJ
          Whitehall Bank & Trust Company, as collateral agent (incorporated by reference to Exhibit 4.4.5 to the 1999 Units Registration Statement).

4.20 Collateral Pledge and Security Agreement, dated as of May 15, 1999, between the Company, as pledgor, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999 Units Registration Statement).

4.21      Intercreditor Agreement, dated May 15, 1999, by and between IBJ
          Whitehall Bank & Trust Company, as trustee, and United States Trust
          Company of New York, as trustee (incorporated by reference to Exhibit
          4.4.7 to the 1999 Units Registration Statement).

4.22      Common Stock Purchase Warrant granted by the Company to Ford Motor
          Company, dated June 11, 1999 (incorporated by reference to Exhibit
          4.4.2 to the 1999 Units Registration Statement).

4.23      Common Stock Purchase Warrant granted by the Company to
          DaimlerChrysler Corporation, dated January 28, 2000 (incorporated by reference to Exhibit 4.23 to the 1999 Form 10-K).

9.1       Voting Trust Agreement, dated as of August 26, 1997, by and among
          Darlene Friedland, as Grantor, David Margolese, as Trustee, and the
          Company (incorporated by reference to Exhibit (c) to the Company's
          Issuer Tender Offer Statement on Form 13E-4 filed on October 16,
          1997).

10.1.1    Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc.
          and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998).

10.1.2    Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc.
          and the Company (filed herewith).



EXHIBIT                              DESCRIPTION
-------                              -----------

'D'10.2     Amended and Restated Contract, dated as of June 30, 1998, between the
            Company and Space Systems/Loral, Inc. (incorporated by reference to
            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998).

  *10.3 Employment Agreement, dated as of January 1, 1999, between the Company and David Margolese (incorporated by reference to Exhibit 10.6 to the 1998 Form 10-K).

  *10.4     Employment Agreement, dated as of December 31, 1999, between the
            Company and Robert D. Briskman (incorporated by reference to Exhibit
            10.4 to the 1999 Form 10-K).

  *10.5 Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-K).

  *10.6 Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

  *10.7 Employment Agreement, dated as of March 28, 2000, between the Company and Ira H. Bahr (incorporated by reference to Exhibit 10.7 to the 1999
            Form 10-K).

  *10.8     Employment Agreement, dated as of April 17, 2000, between the Company and
            Dr. Mircho Davidov (filed herewith).

   10.9     Registration Agreement, dated January 2, 1994, between the Company and
            M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to
            Exhibit 10.20 to the S-1 Registration Statement).

  *10.10 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

  *10.11    Amended and Restated 1994 Directors' Nonqualified Stock Option Plan
            (incorporated by reference to Exhibit 10.22 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1995).

  *10.12    CD Radio Inc. 401(k) Savings Plan (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File
            No. 333-65473)).

  *10.13    Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan
            (incorporated by reference to Exhibit 4.4 of the Company's
            Registration Statement on Form S-8 (File No. 333-31362)).

   10.14    Form of Option Agreement, dated as of December 29, 1997, between the
            Company and each Optionee (incorporated by reference to Exhibit
            10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   10.15.1 Preferred Stock Investment Agreement, dated October 23, 1996, between the Company and certain investors (incorporated by reference to Exhibit 10.24 to the


EXHIBIT                              DESCRIPTION
-------                              -----------
            1996 Form 10-K).

   10.15.2  First Amendment to Preferred Stock Investment Agreement, dated
            March 7, 1997, between the Company and certain investors (incorporated by reference to Exhibit 10.24.1 to the 1996 Form 10-K).

   10.15.3  Second Amendment to Preferred Stock Investment Agreement, dated March
            14, 1997, between the Company and certain investors (incorporated by reference to Exhibit 10.24.2 to the 1996 Form 10-K).

   10.16 Letter, dated May 29, 1998, terminating Launch Services Agreement dated July 22, 1997 between the Company and Arianespace S.A.;
            Arianespace Customer Loan Agreements dated July 22, 1997 for Launches
            #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty Agreements dated July 22, 1997 for Launches #1 and #2 among the Company, Arianespace S.A. and Arianespace Finance S.A.
            (incorporated by reference to Exhibit 10.21 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1998).

   10.17 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd., Everest Capital Fund, L.P.
            and The Ravich Revocable Trust of 1989 (incorporated by reference to
            Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July
            8, 1997).

   10.18.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
            10.26.1 to the 1997 Form 10-K).

   10.18.2 Engagement Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
            10.26.2 to the 1997 Form 10-K).

   10.19 Radio License Agreement, dated January 21, 1998, between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

'D'10.20    Amended and Restated Agreement, dated as of February 1, 1999, between
            Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on
            February 4, 1999).

   10.21    Stock Purchase Agreement, dated as of August 5, 1997, between the
            Company, David Margolese and Loral Space & Communications Ltd.
            (incorporated by reference to Exhibit 99.1 to the Company's Current
            Report on Form 8-K filed on August 19, 1997).

   10.22    Stock Purchase Agreement, dated as of October 8, 1998, between the
            Company and Prime 66 Partners, L.P. (incorporated by reference to
            Exhibit 99.1 to the Company's Current Report on Form 8-K dated October
            8, 1998).

   10.23.1  Stock Purchase Agreement, dated as of November 13, 1998 (the "Apollo
            Stock Purchase Agreement"), by and among the Company, Apollo
            Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.
            (incorporated by reference to Exhibit


EXHIBIT                              DESCRIPTION
-------                              -----------
            99.1 to the Company's Current Report on Form 8-K dated November 17,
            1998).

   10.23.2  Amendment No. 1, dated as of December 23, 1998, to the Apollo Stock
            Purchase Agreement (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999).

   10.23.3  Second Amendment, dated as of December 23, 1999, to the Apollo Stock
            Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 29, 1999).

   10.24    Stock Purchase Agreement, dated as of December 23, 1999 (the
            "Blackstone Stock Purchase Agreement"), by and between the Company and Blackstone Capital Partners III Merchant Banking Fund L.P.
            (incorporated by reference to Exhibit 99.1 to the Company's Current
            Report on Form 8-K filed on December 29, 1999).

   10.25    Stock Purchase Agreement, dated as of January 28, 2000, among the
            Company, Mercedes-Benz USA, Inc., Freightliner Corporation and
            DaimlerChrysler Corporation (incorporated by reference to Exhibit
            10.24 to the 1999 Form 10-K).

   10.27 Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., the Company and David Margolese (incorporated by reference to Exhibit
            99.6 to the Company's Current Report on Form 8-K dated November 17,
            1998).

'D'10.27    Agreement, dated as of June 11, 1999, between the Company and Ford
            Motor Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1999).

'D'10.28 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio, Inc. (filed herewith).

    27.1    Financial Data Schedule (filed herewith).


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