Form 10-Q
period 2000-06-30
SIRIUS SATELLITE RADIO INC
filed 2000-08-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2000

Commission file number 0-24710
                       -------


                           SIRIUS SATELLITE RADIO INC.
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

-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  212-584-5100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

         Yes   X         No
             ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $.001 par value                    41,955,630 shares
-------------------------------------------------------------------------------
               (Class)                       (Outstanding as of August 7, 2000)


                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                                      INDEX

Part I - Financial Information

                                                                                 Page
                                                                                -----

   Consolidated Statements of Operations (unaudited) for the three                 1
      and six month periods ended June 30, 2000 and 1999 and for the period May 17, 1990 (date of inception) to June 30, 2000

   Consolidated Balance Sheets as of June 30, 2000 (unaudited)                     2
      and December 31, 1999

   Consolidated Statements of Cash Flows (unaudited) for the six                   3
      month periods ended June 30, 2000 and 1999 and for the
      period May 17, 1990 (date of inception) to June 30, 2000

   Notes to Consolidated Financial Statements (unaudited)                          4

   Management's Discussion and Analysis of Financial Condition and                 6
      Results of Operations


Part II - Other Information                                                       13

Signatures                                                                        14



                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                                                                 Cumulative for
                                                                                                                   the period
                                        For the Three Months Ended June 30,   For the Six Months Ended June 30,    May 17, 1990
                                        ----------------------------------    --------------------------------  (date of inception)
                                             2000             1999               2000          1999               to June 30, 2000
                                          ---------        ---------          --------       --------            -----------------

Revenue                                    $      --        $      --          $     --       $     --               $      --

Operating expenses:
     Engineering design and development      (17,256)          (7,433)          (34,154)       (14,344)                (73,704)
     General and administrative              (11,612)          (6,454)          (21,490)       (11,418)                (82,418)
     Special charges                            --                 --                --             --                 (27,682)
                                           ---------        ---------          --------       --------               ---------
          Total operating expenses           (28,868)         (13,887)          (55,644)       (25,762)               (183,804)
                                           ---------        ---------          --------       --------               ---------

Other income (expense):
     Interest and investment income            6,595            3,536            14,426          6,400                  43,580
     Interest expense                        (12,519)          (2,250)          (18,385)        (3,683)                (51,575)
                                           ---------        ---------          --------       --------               ---------
                                              (5,924)           1,286            (3,959)         2,717                  (7,995)
                                           ---------        ---------          --------       --------               ---------
Loss before income taxes                     (34,792)         (12,601)          (59,603)       (23,045)               (191,799)

Income taxes:
     Federal                                      --               --                --             --                  (1,982)
     State                                        --               --                --             --                    (313)
                                           ---------        ---------          --------       --------               ---------

Net loss                                     (34,792)         (12,601)          (59,603)       (23,045)               (194,094)
                                           ---------        ---------          --------       --------               ---------
Preferred stock dividends                     (9,486)          (7,522)          (20,324)       (14,852)                (72,363)
Preferred stock deemed dividends                (698)          (2,278)           (7,916)        (4,534)                (75,102)
Accretion of dividends in connection with
  the issuance of warrants on preferred
  stock                                           (6)             (74)             (900)          (148)                 (7,704)
                                           ---------        ---------          --------       --------               ---------
Net loss applicable to common stockholders $ (44,982)       $ (22,475)         $(88,743)      $(42,579)              $(349,263)
                                           =========        =========          ========       ========               =========
Net loss per share applicable to
  common stockholders (basic and diluted)  $   (1.11)       $   (0.97)         $  (2.45)      $  (1.83)
                                           =========        =========          ========       ========

Weighted average common shares
  outstanding (basic and diluted)             40,643           23,265            36,163         23,245
                                           =========        =========          ========       ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                    June 30,          December 31,
                                                                                      2000                1999
                                                                                  ------------       ------------
                                                                                  (unaudited)

                ASSETS
Current assets:

     Cash and cash equivalents                                                     $    27,415        $    81,809
     Marketable securities, at market                                                  318,663            317,810
     Restricted investments, at amortized cost                                          54,636             67,454
     Prepaid expenses and other                                                          4,747                741
                                                                                   -----------        -----------
       Total current assets                                                            405,461            467,814
                                                                                   -----------        -----------
Property and equipment, at cost:
     Satellites and launch vehicles                                                    773,646            574,679
     Broadcast studio equipment                                                         17,227             15,731
     Leasehold improvements                                                             17,493             15,285
     Technical equipment and other                                                      27,927             18,653
                                                                                   -----------        -----------
                                                                                       836,293            624,348
     Less: accumulated depreciation                                                     (1,732)              (880)
                                                                                   -----------        -----------
                                                                                       834,561            623,468
                                                                                   -----------        -----------
Other assets:
    FCC license                                                                         83,368             83,368
    Debt issue costs, net                                                               21,314             23,053
    Deposits and other                                                                  19,867              8,909
                                                                                   -----------        -----------
        Total other assets                                                             124,549            115,330
                                                                                   -----------        -----------

        Total assets                                                               $ 1,364,571        $ 1,206,612
                                                                                   ===========        ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                         $    34,208        $    30,454
     Satellite and launch construction payable                                          14,917             19,275
     Short-term notes payable                                                                -            114,075
                                                                                   -----------        -----------
       Total current liabilities                                                        49,125            163,804
Long-term notes payable and accrued interest                                           453,844            488,835
Deferred satellite payments and accrued interest                                        57,924             55,140
Deferred income taxes                                                                    2,237              2,237
                                                                                   -----------        -----------
          Total liabilities                                                            563,130            710,016
                                                                                   -----------        -----------
Commitments and contingencies:
    10 1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, none and 1,248,776 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively (liquidation preferences
      of $0 and $124,878), at net carrying value including accrued dividends                --            149,285
    9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 4,300,000 shares authorized, 1,461,270 shares issued and outstanding at June 30, 2000 and December 31, 1999 (liquidation
      preference of $146,127), at net carrying value including accrued dividends       155,504            148,894
    9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 2,100,000 shares authorized, 655,406 shares issued and outstanding at June 30, 2000 and December 31, 1999 (liquidation
      preference of $65,541), at net carrying value including accrued dividends         67,312             64,238
    9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par
      value: 10,700,000 shares authorized, 2,000,000 shares issued and outstanding at June 30, 2000 (liquidation preference of $200,000), at
      net carrying value including accrued dividends                                   200,365                 --

Stockholders' equity:
     Preferred stock, $.001 par value: 50,000,000 shares authorized,                        --                 --
       8,000,000 shares designated as 5% Delayed Convertible Preferred
       Stock, none issued or outstanding
     Common stock, $.001 par value: 200,000,000 shares authorized,                          42                 29
       41,907,601 and 28,721,041 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively
     Additional paid-in capital                                                        572,312            268,641
     Deficit accumulated during the development stage                                 (194,094)          (134,491)
                                                                                   -----------        -----------
       Total stockholders' equity                                                      378,260            134,179
                                                                                   -----------        -----------
       Total liabilities and stockholders' equity                                  $ 1,364,571        $ 1,206,612
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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                                                   Cumulative for
                                                                                                                    the period
                                                                            For the Six Months Ended June 30,       May 17, 1990
                                                                            ---------------------------------  (date of inception)
                                                                                 2000              1999          to June 30, 2000
                                                                              ------------     ------------    -------------------

Cash flows from development stage activities:
     Net loss                                                                    $ (59,603)       $ (23,045)     $  (194,094)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
         Depreciation expense                                                          979              246            2,143
         Unrealized (gain) loss on marketable securities                              (968)             181           (4,850)
         Loss on disposal of assets                                                    249               10              364
         Special charges                                                                --               --           25,557
         Accretion of notes payable charged as interest expense                     38,498           20,553          122,563
         Compensation expense in connection with
               issuance of Common Stock and stock options                            3,742              659            8,284
         Expense incurred in connection with induced conversion of                  12,655               --           14,431
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expenses and other                                                (4,006)            (769)          (4,747)
          Due to related party                                                          --               --              351
          Other assets                                                             (11,332)          (2,046)         (17,388)
          Accounts payable and accrued expenses                                    (15,619)           6,632           (6,048)
          Deferred taxes                                                                --               --            2,237
                                                                               -----------       ----------       ----------
            Net cash provided by (used in) development stage activities            (35,405)           2,421          (51,197)
                                                                               -----------       ----------       ----------

Cash flows from investing activities:
      Sales (purchases) of marketable securities and restricted
            investments, net                                                        12,615          (59,141)        (368,754)
      Purchase of FCC license                                                           --               --          (83,368)
      Payments for construction of satellites and launch vehicles                 (200,541)        (102,143)        (723,068)
      Other capital expenditures                                                   (14,434)         (25,649)         (67,467)
      Acquisition of Sky-Highway Radio Corp.                                            --               --           (2,000)
                                                                               -----------       ----------       ----------
            Net cash used in investing activities                                 (202,360)        (186,933)      (1,244,657)
                                                                               -----------     ------------       ----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable                                         1,882           24,663          253,144
     Proceeds from issuance of Common Stock, net                                   100,100               67          361,880
     Proceeds from issuance of preferred stock, net                                192,450               --          505,418
     Proceeds from exercise of stock options and warrants                            4,896              699           11,479
     Proceeds from issuance of promissory notes
         and units, net                                                                 --          190,000          306,535
     Proceeds from issuance of promissory notes to
         related parties                                                                --               --            2,965
     Repayment of promissory notes                                                      --               --           (2,635)
     Repayment of notes payable                                                   (115,957)              --         (115,957)
     Loan from officer                                                                  --               --              440
                                                                               -----------       ----------       ----------
            Net cash provided by financing activities                              183,371          215,429        1,323,269
                                                                               -----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents                               (54,394)          30,917           27,415
Cash and cash equivalents at the beginning of period                                81,809          204,753              --
                                                                               -----------       ----------       ----------
Cash and cash equivalents at the end of period                                 $    27,415       $  235,670       $   27,415
                                                                               ===========       ==========       ==========

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

Net Loss Per Share

         Basic loss per share is based on the weighted average number of outstanding shares of our Common Stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (i.e. convertible stock, convertible debt, warrants and stock options) were exercised or converted into Common Stock. As of June 30, 2000 and 1999, approximately 21,347,000 and 13,849,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share, as they were antidilutive.

Marketable Securities

         Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $4,489 and $3,882 at June 30, 2000 and December 31, 1999, respectively.

Restricted Investments

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $598 and $716 at June 30, 2000 and December 31, 1999, respectively. The securities included in restricted investments are restricted to provide for the payment of interest due on our 14 1/2% Senior Secured Notes due 2009 through May 15, 2002.

Property and Equipment

         Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $110,509 and $72,810 at June 30, 2000 and December 31, 1999, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements - (continued)
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Short-Term Notes Payable

         We entered into a credit agreement with Bank of America and other lenders in July 1998 under which Bank of America and other lenders provided us a $115,000 term loan. The proceeds of this facility were used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. On February 29, 2000, we repaid these loans and cancelled the related credit agreement.

Deferred Satellite Payments

         Under an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral"), Loral has deferred certain amounts due under the Loral Satellite Contract. The amounts deferred bear interest at 10% per year and are due in quarterly installments beginning in June 2002. We have the right to prepay these deferred payments, together with accrued interest, without penalty.

Engineering Design and Development Costs

         We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets") which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with various equipment manufacturers, including Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Pioneer Corporation, Mitsubishi Electric Automotive America, Inc., Recoton Corporation, Sanyo Electronic Co. Ltd., Visteon Automotive Systems and other contract manufacturers, to design and develop radios and have agreed to pay certain development costs of these radios. We record expenses under these agreements as the work is performed. Total expenses related to these agreements were $12,587, $6,398 and $51,121 for the three months ended June 30, 2000 and 1999 and for the period May 17, 1990 (date of inception) to June 30, 2000, respectively.

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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             (Dollar amounts in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to other factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"), and particularly the risk factors set forth under the caption "Business--Risk Factors" in Part I of the 1999 Form 10-K. Among the significant factors that have a direct bearing on our results of operations are:

     -- unavailability of radios and antennas and our dependence upon third parties to design, develop, manufacture and distribute radios and antennas;

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

Overview

         Sirius Satellite Radio Inc. ("Sirius Radio") was organized in May 1990 and is in its development stage. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, commencing construction of four satellites, constructing our production and broadcast facility, acquiring content for our programming, developing our ground repeater system, arranging for the design and development of radios, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence operations. We cannot assure you that we will ever commence operations, that we will attain any particular level of revenues or that we will achieve profitability.

         Upon commencing operations, we expect our primary source of revenues to be subscription fees. We currently anticipate that our subscription fee will be $9.95 per month, with a one time activation fee per subscriber. In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels. We do not expect to recognize revenues from operations until the first quarter of 2001, at the earliest. We do not intend to manufacture the radios necessary to receive our service and thus we do not expect to receive any revenues from their sale.

         We expect that the operating expenses associated with our service will consist primarily of marketing, sales, programming, maintenance of our satellite and broadcasting system and general and administrative costs. Costs to acquire programming are expected to include payments to build and maintain an extensive music library and royalty payments for broadcasting music (which are likely to be calculated based on a percentage of revenues). As of August 7, 2000, we had 135 employees. By commencement of operations, we expect to have approximately 200 employees.

         On June 30, 2000, our first satellite, Sirius-1, was successfully launched. Loral delivered title to Sirius-1 to us on July 31, 2000, following the completion of in-orbit testing. Our second satellite, Sirius-2, arrived at the launch site in Kazakhstan on August 6, 2000 and is expected to be launched between September 5, 2000 and September 15, 2000. Our third satellite, Sirius-3, is expected to be launched in October 2000. Sirius-4, our spare satellite, previously scheduled for delivery to ground storage in December 2000, will be delayed. A revised delivery date for Sirius-4 is expected in the next few weeks.

Results of Operations

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

         We had net losses of $34,792 and $12,601 for the three months ended June 30, 2000 and 1999, respectively. Our total operating expenses were $28,868 and $13,887 for the three months ended June 30, 2000 and 1999, respectively.

         Engineering design and development costs were $17,256 and $7,433 for the three months ended June 30, 2000 and 1999, respectively. Engineering costs incurred in the 2000 quarter and the 1999 quarter represented primarily payments to Lucent and consumer electronic manufacturers in connection with our radio development efforts. The increase in these costs in the 2000 quarter resulted primarily from the increased activity in the radio development effort as we prepare to launch our service.

         General and administrative expenses increased for the three months ended June 30, 2000 to $11,612 from $6,454 for the three months ended June 30, 1999. General and administrative expenses increased due to the occupancy of our national broadcast studios and the growth of our management team and workforce. The major components of general and administrative expenses in the 2000 quarter were salaries and employment related costs (48%) and rent and occupancy costs (12%), while in the 1999 quarter the major components were salaries and employment related costs (32%) and rent and occupancy costs (21%). The remaining portion of general and administrative expenses (40% in the 2000 quarter and 47% in the 1999 quarter) consisted of other costs such as legal and regulatory, insurance, marketing, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in the 2000 quarter and only legal and regulatory costs (13%) exceeding 10% of the total in the 1999 quarter.

         The increase in interest and investment income to $6,595 for the three months ended June 30, 2000 from $3,536 for the three months ended June 30, 1999 was the result of higher average balances of cash, marketable securities and restricted investments during the 2000 quarter. The higher average balances of cash, marketable securities and restricted investments during the 2000 quarter were due to the proceeds from financing activities in 1999 and 2000, including the issuance of our 14 1/2% Senior Secured Notes due 2009, 8 3/4% Convertible Subordinated Notes due 2009, 9.2% Series B Junior Cumulative Convertible Preferred Stock, 9.2% Series D Junior Cumulative Convertible Preferred Stock and 5,740,322 shares of our Common Stock.

         Interest expense was $12,519 for the three months ended June 30, 2000 and $2,250 for the three months ended June 30, 1999, net of capitalized interest of $20,181 and $13,265, respectively. The increase in interest expense in the 2000 quarter was related primarily to the induced conversion of a portion of our 8 3/4% Convertible Subordinated Notes due 2009. Gross interest expense increased by an amount ($17,185) less than the corresponding increase in capitalized interest ($6,916). The increase in gross interest expense for the 2000 quarter was due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

         We had net losses of $59,603 and $23,045 for the six months ended June 30, 2000 and 1999, respectively. Our total operating expenses were $55,644 and $25,762 for the six months ended June 30, 2000 and 1999, respectively.

         Engineering design and development costs were $34,154 and $14,344 for the six months ended June 30, 2000 and 1999, respectively. Engineering costs incurred in the 2000 period and the 1999 period represented primarily payments to Lucent and payments to consumer electronic manufacturers in connection with our radio development efforts. The increase in these costs in the 2000 period resulted primarily from the increased activity in the radio development effort as we prepare to launch our service.

         General and administrative expenses increased for the six months ended June 30, 2000 to $21,490 from $11,418 for the six months ended June 30, 1999. General and administrative expenses increased due to the occupancy of our national broadcast studios and the growth of our management team and workforce. The major components of general and administrative expenses in the 2000 period were salaries and employment related costs (47%) and rent and occupancy costs (13%), while in the 1999 period the major components were salaries and employment related costs (30%) and rent and occupancy costs (25%). The remaining portion of general and administrative expenses (40% in the 2000 period and 45% in the 1999 period) consisted of other costs such as legal and regulatory, insurance, marketing, consulting, travel, depreciation and supplies, with only marketing expenses (11%) exceeding 10% of the total in the 2000 period and only legal and regulatory costs (14%) exceeding 10% of the total in the 1999 period.

         The increase in interest and investment income to $14,426 for the six months ended June 30, 2000 from $6,400 for the six months ended June 30, 1999 was the result of higher average balances of cash, marketable securities and restricted investments during the 2000 period. The higher average balances of cash, marketable securities and restricted investments during the 2000 period were due to the proceeds from financing activities in 1999 and 2000, including the issuance of our 14 1/2% Senior Secured Notes due 2009, 8 3/4% Convertible Subordinated Notes due 2009, 9.2% Series B Junior Cumulative Convertible Preferred Stock, 9.2% Series D Junior Cumulative Convertible Preferred Stock and 5,740,322 shares of our Common Stock.

         Interest expense was $18,385 for the six months ended June 30, 2000 and $3,683 for the six months ended June 30, 1999, net of capitalized interest of $37,699 and $23,392, respectively. The increase in interest expense for the 2000 period was related primarily to the induced conversion of a portion of our 8 3/4% Convertible Subordinated Notes due 2009. Gross interest expense increased by an amount ($29,009) greater than the corresponding increase in capitalized interest ($14,307). The increase in gross interest expense for the 2000 period was due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999.

Liquidity and Capital Resources

         At June 30, 2000, we had cash, cash equivalents, marketable securities and restricted investments totaling $400,714 and working capital of $356,336 compared with cash, cash equivalents, marketable securities and restricted investments totaling $467,073 and working capital of $304,010 at December 31, 1999.

Funding Requirements

         We believe we can fund our planned operations, including the construction of our broadcast system, into the fourth quarter of 2001 from our existing working capital and the Lehman Term Loan Facility (as defined in "Sources of Funding" below). We anticipate that we will require approximately $75,000 to fund our operations during the balance of 2001, although this amount is subject to a number of factors affecting our operations. In addition, we may require additional funds until our revenues grow substantially.

         To build and launch the satellites necessary to transmit our service we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to provide satellite launch services. We are committed to make aggregate payments of approximately $745,040 under the Loral Satellite Contract, which includes $15,000 of long-lead time parts for a fifth satellite and $3,400 for integration analysis of the viability of using the Sea Launch platform as an alternative launch vehicle for our satellites. As of June 30, 2000, $587,087 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of all payments under the Loral Satellite Contract are contingent upon Loral meeting specified milestones.

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

         The amount and timing of our actual cash requirements will depend upon numerous factors including costs associated with the construction and deployment of our satellite system and ground repeater network, costs associated with the design and development of chip sets and radios, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, launch failures, satellite system or launch services change orders or any shortfalls in estimated levels of operating cash flow.

Sources of Funding

         To date, we have funded our capital needs through the issuance of debt and equity securities. As of June 30, 2000 we had received a total of approximately $874,000 in equity capital as a result of the following transactions: (1) the sale of shares of our Common Stock prior to the issuance of our FCC license (net proceeds of approximately $22,000); (2) the sale of 5,400,000 shares of 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all the outstanding shares of 5% Delayed Convertible Preferred Stock); (3) the sale of 4,955,488 shares of our Common Stock (net proceeds of approximately $71,000) in 1997; (4) the sale of 5,000,000 shares of our Common Stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998; (5) the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the "Apollo Investors") (net proceeds of approximately $129,000) in December 1998; (6) the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors (net proceeds of approximately $63,000) in November 1999;
(7) the sale of 3,000,000 shares of our Common Stock in an underwritten public offering (net proceeds of approximately $68,000) in September 1999, and an additional 450,000 shares of our Common Stock in connection with the exercise of the underwriters' over-allotment option (net proceeds of approximately $10,000) in October 1999; (8) the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. (net proceeds of approximately $192,000) in January 2000; and (9) the sale of 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000.

         In September 1999, we issued $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000). In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to the underwriters of this offering in connection with their over-allotment option (net proceeds of approximately $18,000). In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.947 shares of our Common Stock (as of June 30, 2000). The warrants are exercisable through May 15, 2009 at an exercise price of $26.45 per share (as of June 30, 2000). We invested approximately $79,300 of these net proceeds in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003. The indentures governing our 14 1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness and are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license. In April 2000, we acquired $52,906 of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our Common Stock.

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

         Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and all interest on these deferred amounts will accrue until December 2001, at which time interest will be payable quarterly in cash. The principal amounts of the deferred payments under the Loral Satellite Contract are required to be paid in six installments between June 2002 and December 2003. As collateral security for these deferred payments, we have granted Loral a security interest in our ground repeater network.
If there is a satellite or launch failure, we will be required to pay Loral the deferred amount related to the affected satellite no later than 120 days after the date of the failure. If we elect to put one of our first three satellites into ground storage, rather than having it shipped to the launch site, the deferred amount related to that satellite would become due within 60 days of this election.

         In June 2000, we entered into an agreement with Lehman Commercial Paper Inc. ("Lehman") and Lehman Brothers Inc. pursuant to which Lehman agreed to provide a term loan facility (the "Lehman Term Loan Facility") for us in the aggregate principal amount of $150,000. The loans under the Lehman Term Loan Facility will be made available to us upon our successful launch of a second satellite, the demonstration of our broadcast system and upon satisfaction of certain customary conditions, and the proceeds will be used for working capital, capital expenditures and general corporate purposes. In connection with the Lehman Term Loan Facility, we placed into escrow, for the benefit of Lehman, 1,050,000 warrants, each to purchase one share of our Common Stock. The exercise price of 525,000 of these warrants (the "First Tranche Warrants") is $44.46 per share. The exercise price of the remaining 525,000 warrants (the "Second
Tranche Warrants") will be equal to 110% of the twenty trading day trailing average price of our Common Stock on the date that is twenty trading days after we take title to a second satellite under the Loral Satellite Contract (or an earlier date if Lehman makes available to us the loans under, or we elect to terminate, the Lehman Term Loan Facility). We expect these warrants to be released from escrow and become exercisable by Lehman when the loans under the Lehman Term Loan Facility are made available to us. If, however, we exercise our option to extend Lehman's commitment to make the loans under the Lehman Term Loan Facility, the First Tranche Warrants will be released and become exercisable by Lehman; or, if we terminate the Lehman Term Loan Facility on or prior to November 30, 2000, the First Tranche Warrants and one third of the Second Tranche Warrants will be released and become exercisable by Lehman.

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

         Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are convertible into shares of our Common Stock at a price of $34.00 per share. Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are callable by us beginning December 23, 2002 at a price of 100% if the current market price, as defined in the Certificate of Designation of the 9.2% Series D Junior Cumulative Convertible Preferred Stock, of our Common Stock exceeds $68.00 per share for a period of 20 consecutive trading days, will be callable in all events beginning December 23, 2004 at a price of 100% and must be redeemed by us on November 15, 2011. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series D Junior Cumulative Convertible

Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our Common Stock have the right to vote.

         On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we would redeem these securities. As of April 12, 2000, all of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock had been exercised and all of the outstanding shares of our 10 1/2% Series C Convertible Preferred Stock (including those shares received upon the exercise of such warrants) had been converted into shares of our Common Stock.

                                     Part II

                                Other Information

Item 6.      Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         See Exhibit Index attached hereto.

    (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SIRIUS SATELLITE RADIO INC.

                                                 By:    /s/ Edward Weber, Jr.
                                                  ---------------------------
                                                         Edward Weber, Jr.
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

August 14, 2000

                                  EXHIBIT INDEX
                                  -------------

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

4.22               Term Loan Agreement, dated as of June 1, 2000, among the
                   Company, Lehman Brothers Inc., as arranger, Lehman Commercial
                   Paper Inc., as syndication agent, and Lehman Commercial Paper
                   Inc., as administrative agent (filed herewith).

4.23               Warrant Agreement, dated as of June 1, 2000, between the
                   Company and United States Trust Company of New York, as warrant agent and escrow agent (filed herewith).

4.24               Common Stock Purchase Warrant granted by the Company to Ford
                   Motor Company, dated June 11, 1999 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.25               Common Stock Purchase Warrant granted by the Company to
                   DaimlerChrysler Corporation, dated January 28, 2000
                   (incorporated by reference to Exhibit 4.23 to the 1999 Form
                   10-K).

9.1 Voting Trust Agreement, dated as of August 26, 1997, by and among Darlene Friedland, as Grantor, David Margolese, as
                   Trustee, and the Company (incorporated by reference to Exhibit (c) to the Company's Issuer Tender Offer Statement on
                   Form 13E-4 filed on October 16, 1997).

EXHIBIT                                DESCRIPTION
-------                                -----------

10.1.1             Lease Agreement, dated as of March 31, 1998, between
                   Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1998).

10.1.2             Supplemental Indenture, dated as of March 22, 2000, between
                   Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended March 31, 2000).

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

*10.8              Employment Agreement, dated as of April 17, 2000, between the
                   Company and Dr. Mircho Davidov (incorporated by reference to
                   Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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

EXHIBIT                                DESCRIPTION
-------                                -----------

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

                                       6

EXHIBIT                                DESCRIPTION
-------                                -----------

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

'D'10.28 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio, Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

27.1               Financial Data Schedule (filed herewith).

-----------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.


                                       8



                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as......................................'D'
The section symbol shall be expressed as................................. 'SS'