Form 10-Q
period 2000-09-30
SIRIUS SATELLITE RADIO INC
filed 2000-11-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

Commission file number   0-24710

                           SIRIUS SATELLITE RADIO INC.

             (Exact name of registrant as specified in its charter)
         DELAWARE                                         52-1700207

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

  COMMON STOCK, $.001 PAR VALUE                     42,098,794 SHARES

           (Class)                         (Outstanding as of November 10, 2000)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)




                                      INDEX


Part I - Financial Information

                                                                                  Page

Consolidated Statements of Operations (unaudited) for the three and                 1
   nine month periods ended September 30, 2000 and 1999 and for the period May 17, 1990 (date of inception) to September 30, 2000


Consolidated Balance Sheets as of September 30, 2000 (unaudited)                    2
   and December 31, 1999


Consolidated Statements of Cash Flows (unaudited) for the nine                      3
   month periods ended September 30, 2000 and 1999 and for the period May 17, 1990 (date of inception) to September 30, 2000


Notes to Consolidated Financial Statements (unaudited)                              4


Management's Discussion and Analysis of Financial Condition and                     6
   Results of Operations



Part II - Other Information                                                        13


Signatures                                                                         14


                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      Cumulative for
                                           For the Three Months          For the Nine Months            the period
                                             Ended Sept. 30,                Ended Sept.30,             May 17, 1990
                                        -------------------------     --------------------------   (date of inception)
                                           2000          1999            2000           1999        to Sept. 30,  2000
                                        ----------    -----------     -----------    -----------   -------------------

Revenue                                 $     -       $     -         $      -       $     -         $        -

Operating expenses:
  Engineering design and development       (17,476)       (7,188)         (51,630)      (21,532)           (91,180)
  General and administrative               (14,343)       (5,744)         (35,833)      (17,162)           (96,761)
  Special charges                             -             -                -             -               (27,682)
                                        ----------    ----------      -----------    ----------      -------------
       Total operating expenses            (31,819)      (12,932)         (87,463)      (38,694)          (215,623)
                                        ----------    ----------      -----------    ----------      -------------


Other income (expense):
  Interest and investment income             6,265         3,809           20,691        10,209             49,845
  Interest expense                          (5,616)       (4,000)         (24,001)       (7,683)           (57,191)
                                        ----------    ----------      -----------    ----------      -------------
                                               649          (191)          (3,310)        2,526             (7,346)
                                        ----------    ----------      -----------    ----------      -------------
Loss before income taxes                   (31,170)      (13,123)         (90,773)      (36,168)          (222,969)

Income taxes:
  Federal                                     -             -                -             -                (1,982)
  State                                       -             -                -             -                  (313)
                                         ---------    ----------      -----------    ----------      -------------

Net loss                                   (31,170)      (13,123)         (90,773)      (36,168)          (225,264)
                                         ---------    ----------      -----------    ----------      -------------

Preferred stock dividends                   (9,547)       (7,721)         (29,871)      (22,573)           (81,910)
Preferred stock deemed dividends              (166)       (2,300)          (8,082)       (6,834)           (75,268)
Accretion of dividends in connection
  with the issuance of warrants on
  preferred stock                             -              (77)            (900)         (225)            (7,704)
                                         ----------   ----------      -----------    ----------      -------------
Net loss applicable to common
  stockholders                           $  (40,883)  $   (23,221)    $  (129,626)   $  (65,800)     $    (390,146)
                                         ===========  ===========     ===========    ==========      =============

Net loss per share applicable to
  common stockholders (basic and
  diluted)                               $    (0.97)  $     (0.96)    $     (3.42)   $    (2.79)
                                         ==========   ===========     ===========    ==========

Weighted average common shares
  outstanding (basic and diluted)            42,001        24,095          37,924        23,575
                                         ==========   ===========     ===========    ==========

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.


                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       September 30,          December 31,
                                                                                           2000                   1999
                                                                                     ------------------    -------------------
                               ASSETS                                                   (unaudited)
Current assets:
     Cash and cash equivalents                                                      $            8,814    $            81,809
     Marketable securities, at market                                                          229,132                317,810
     Restricted investments, at amortized cost                                                  55,363                 67,454
     Prepaid expenses and other                                                                  7,924                    741
                                                                                    ------------------    -------------------
       Total current assets                                                                    301,233                467,814
                                                                                    ------------------    -------------------
Property and equipment, at cost:
     Satellites and launch vehicles                                                            855,787                574,679
     Broadcast studio equipment                                                                 17,486                 15,731
     Leasehold improvements                                                                     18,379                 15,285
     Technical equipment and other                                                              35,686                 18,653
                                                                                    ------------------    -------------------
                                                                                               927,338                624,348
     Less: accumulated depreciation                                                            (2,342)                  (880)
                                                                                    ------------------    -------------------
                                                                                               924,996                623,468
                                                                                    ------------------    -------------------
Other assets:
    FCC license                                                                                 83,368                 83,368
    Debt issue costs, net                                                                       20,708                 23,053
    Deposits and other                                                                          17,797                  8,909
                                                                                    ------------------    -------------------
        Total other assets                                                                     121,873                115,330
                                                                                    ------------------    -------------------

        Total assets                                                                $        1,348,102    $         1,206,612
                                                                                    ==================    ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                         $            40,430   $             30,454
     Satellite construction and launch vehicles payable                                          7,069                 19,275
     Short-term notes payable                                                                        -                114,075
                                                                                     ------------------    -------------------
       Total current liabilities                                                                47,499                163,804
Long-term notes payable and accrued interest                                                   463,203                488,835
Deferred satellite payments and accrued interest                                                59,384                 55,140
Deferred income taxes                                                                            2,237                  2,237
                                                                                     ------------------    -------------------
       Total liabilities                                                                       572,323                710,016
                                                                                     ------------------    -------------------

Commitments and contingencies:
    10 1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, none and 1,248,776 shares issued and outstanding at September
      30, 2000 and December 31, 1999, respectively (liquidation preferences of
      $0 and $124,878), at net carrying value including accrued dividends                         -                    149,285
    9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par value:
      4,300,000 shares authorized, 1,461,270 shares issued and outstanding at
      September 30, 2000 and December 31, 1999 (liquidation preference of
      $146,127), at net carrying value including accrued dividends                             158,864                 148,894
    9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par value:
      2,100,000 shares authorized, 655,406 shares issued and outstanding at
      September 30, 2000 and December 31, 1999 (liquidation preference of
      $65,541), at net carrying value including accrued dividends                               68,875                  64,238
    9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
      10,700,000 shares authorized, 2,000,000 shares issued and outstanding at
      September 30, 2000 (liquidation preference of $200,000), at net carrying
      value including accrued dividends                                                        205,154                     -

Stockholders' equity:
     Preferred stock, $.001 par value: 50,000,000 shares authorized,                                 -                     -
       8,000,000 shares designated as 5% Delayed Convertible Preferred
       Stock, none issued or outstanding
     Common stock, $.001 par value: 200,000,000 shares authorized,
       42,095,041 and 28,721,041 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively                                       42                     29

     Additional paid-in capital                                                                568,108                268,641
     Deficit accumulated during the development stage                                         (225,264)              (134,491)
                                                                                     -----------------    -------------------
       Total stockholders' equity                                                              342,886                134,179
                                                                                     -----------------    -------------------
       Total liabilities and stockholders' equity                                    $       1,348,102    $         1,206,612
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


                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                Cumulative for
                                                                                 For the Nine Months              the period
                                                                                    Ended Sept. 30,              May 17, 1990
                                                                         -------------------------------     (date of inception)
                                                                               2000            1999           to Sept. 30, 2000
                                                                         -------------     -------------     --------------------
Cash flows from development stage activities:

  Net loss                                                               $     (90,773)    $  (36,168)       $      (225,264)
  Adjustments to reconcile net loss to net cash provided by
    (used in) development stage activities:
      Depreciation expense                                                       1,589            527                 2,753
      Unrealized (gain) loss on marketable securities                            1,348            126                (2,534)
      Loss on disposal of assets                                                   249             10                   364
      Special charges                                                              -             -                   25,557
      Accretion of notes payable charged as interest expense                    57,557         33,436               141,622
      Compensation expense in connection with
            issuance of Common Stock and stock options                           5,744            695                10,286
      Expense incurred in connection with conversion of debt                    12,655           -                   14,431
  Increase (decrease) in cash and cash equivalents
   resulting from changes in assets and liabilities:

       Prepaid expenses and other                                              (7,183)           (439)               (7,924)
       Due to related party                                                       -               -                     351
       Other assets                                                            (9,503)         (4,062)              (15,559)
       Accounts payable and accrued expenses                                  (18,429)         14,864                (8,858)
       Deferred taxes                                                             -               -                   2,237
                                                                         ------------      ----------         -------------
         Net cash provided by (used in) development stage activities          (46,746)          8,989               (62,538)
                                                                         ------------      ----------         -------------

Cash flows from investing activities:

  Sales (purchases) of marketable securities and restricted
        investments, net                                                       99,830        (191,386)             (281,539)
  Purchase of FCC license                                                         -               -                 (83,368)
  Payments for construction of satellites and launch vehicles                (289,070)       (189,044)             (811,597)
  Other capital expenditures                                                  (23,878)        (31,228)              (76,911)
  Acquisition of Sky-Highway Radio Corp.                                          -               -                  (2,000)
                                                                         ------------      ----------         -------------
        Net cash used in investing activities                                (213,118)       (411,658)           (1,255,415)
                                                                         ------------      ----------         -------------

Cash flows from financing activities:

  Proceeds from issuance of notes payable                                       1,882         159,657               253,144
  Proceeds from issuance of Common Stock, net                                 100,180          67,994               361,960
  Proceeds from issuance of preferred stock, net                              192,450               -               505,418
  Proceeds from exercise of stock options and warrants                          8,314             785                14,897
  Proceeds from issuance of promissory notes
      and units, net                                                             -            190,000               306,535
  Proceeds from issuance of promissory notes to
      related parties                                                            -                -                   2,965
  Repayment of promissory notes                                                  -                -                  (2,635)
  Repayment of notes payable                                                (115,957)             -                (115,957)
  Loan from officer                                                              -                -                     440
                                                                         -----------     -----------           ------------
         Net cash provided by financing activities                           186,869         418,436              1,326,767
                                                                         -----------     -----------           ------------

Net increase (decrease) in cash and cash equivalents                         (72,995)         15,767                 8,814
Cash and cash equivalents at the beginning of period                          81,809         204,753                     -
                                                                         -----------     -----------           -----------
Cash and cash equivalents at the end of period                           $     8,814     $   220,520           $     8,814
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

NET LOSS PER SHARE

         Basic loss per share is based on the weighted average number of outstanding shares of our Common Stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (i.e. convertible stock, convertible debt, warrants and stock options) were exercised or converted into Common Stock. As of September 30, 2000 and 1999, approximately 19,808,000 and 19,842,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share, as they were antidilutive.

MARKETABLE SECURITIES

         Marketable securities consist of fixed income securities and are stated at market value. Marketable securities are defined as trading securities under the provision of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and unrealized holding gains and losses are reflected in earnings. Unrealized holding gains were $2,533 and $3,882 at September 30, 2000 and December 31, 1999, respectively.

RESTRICTED INVESTMENTS

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest. Restricted investments are defined as held-to-maturity securities under the provision of SFAS No. 115 and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $345 and $716 at September 30, 2000 and December 31, 1999, respectively. The securities included in restricted investments are restricted to provide for interest payments due through May 15, 2002 on our 14 1/2% Senior Secured Notes due 2009.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and include interest on funds borrowed to finance construction. Capitalized interest was $125,428 and $72,810 at September 30, 2000 and December 31, 1999, respectively.

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

DEFERRED SATELLITE PAYMENTS

         Under an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral"), Loral has deferred certain amounts due under the Loral Satellite Contract. The amounts deferred bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002, however, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the date set forth in the Loral Satellite Contract. On November 1, 2000, we announced that our fourth, ground spare, satellite is expected to be delivered to ground storage in August 2001. This satellite was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until April 2003, at the earliest. We have the right to prepay these deferred payments, together with accrued interest, without penalty.

ENGINEERING DESIGN AND DEVELOPMENT COSTS

         We have entered into an agreement with Lucent Technologies, Inc. ("Lucent") pursuant to which Lucent has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets") which will be used in consumer electronic devices capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Mitsubishi Electric Automotive America, Inc., Pioneer Corporation, Recoton Corporation, Sanyo Electronic Co. Ltd., Visteon Automotive Systems and other contract manufacturers to design, develop and produce radios capable of receiving our service and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as the work is performed. Total expenses related to these agreements were $12,354 and $5,831 for the three month periods ended September 30, 2000 and September 30, 1999, respectively, and $63,475 for the period May 17, 1990 (date of inception) to September 30, 2000.

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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance are not historical facts and may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"), and particularly the risk factors set forth under the caption "Business--Risk Factors" in Part I of the 1999 Form 10-K. Among the significant factors that have a direct bearing on our results of operations are:

o unavailability of radios and our dependence upon third parties to develop, manufacture and distribute radios;

o loss or impairment of one or more of our satellites due to operational failures;

o    unsuccessful launch or deployment of our third satellite;

o    delays in constructing our fourth, ground spare, satellite;

o    delays in implementing our business plan;

o    unproven market for our service and unproven applications of technology;
     and

o    our need for additional financing.

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

OVERVIEW


         Sirius Satellite Radio Inc. ("Sirius") was organized in May 1990 and is in its development stage. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, launching two satellites, constructing one additional satellite and commencing construction of a fourth satellite, constructing our broadcast facility, acquiring content for our programming, constructing our ground repeater network, arranging for the development of radios, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence operations. We cannot assure you that we will ever commence operations, attain any particular level of revenues or achieve profitability.

         We plan to begin broadcasting in January. We expect to have a limited quantity of radios available during the first quarter of 2001. These radios will be distributed through select vehicle manufacturers and radio manufacturers as part of a comprehensive quality assurance program. The technical portion of this program will include end to end testing and integration of our studio, broadcast, transaction management and customer service systems. The content portion of this program will refine Sirius' programming based on feedback obtained from users of these initial radios.

         Radios will not be made widely available until our quality assurance program has been completed and we can ensure a high quality consumer service. Subscriptions to Sirius from the sale of radios in the autosound aftermarket are expected to increase in each quarter of 2001, with a majority of such subscriptions occurring in the fourth quarter, corresponding to the peak annual sales period for consumer electronics products. We expect factory installation of radios in new vehicles to occur on a limited basis in the first half of 2001, with volume increasing as manufacturers complete their qualification of radios and new car models are introduced in the third quarter of 2001.

         Upon commencing operations, we expect our primary source of revenues to be subscription fees. We anticipate that our subscription fee will be $9.95 per month, with a one time activation fee per subscriber. We also expect our subscription to be included with the sale or lease of certain new vehicles.
In addition, we expect to derive revenues from directly selling or bartering advertising on our non-music channels.

         We expect that the operating expenses associated with our service will consist primarily of marketing and sales costs, cost to acquire programming, expenses of maintaining our satellite and broadcasting system and general and administrative costs. Costs to acquire programming include payments to build and maintain an extensive music library and royalty payments for broadcasting music. As of November 10, 2000, we had 152 employees. By commencement of operations, we expect to have approximately 300 employees.

         Our first and second satellites were launched on June 30, 2000 and September 5, 2000, respectively. Loral delivered us title to our first and second satellites on July 31, 2000 and September 29, 2000, respectively, following the completion of in-orbit testing. We expect to launch our third satellite shortly and we expect our fourth satellite to be delivered to ground storage in August 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         We had net losses of $31,170 and $13,123 for the three months ended September 30, 2000 and 1999, respectively. Our total operating expenses were $31,819 and $12,932 for the three months ended September 30, 2000 and 1999, respectively.

         Engineering design and development costs were $17,476 and $7,188 for the three months ended September 30, 2000 and 1999, respectively. These engineering costs represented primarily payments to Lucent (in the 1999 quarter) and to Lucent and other radio development and contract manufacturing partners (in the 2000 quarter). The increase in costs in the 2000 period resulted primarily from the increased activity in our radio development effort as we prepare to launch our service.

         General and administrative expenses increased for the three months ended September 30, 2000 to $14,343 from $5,744 for the three months ended September 30, 1999. General and administrative expenses increased principally due to the growth of our management team and workforce, expenses in connection with stock options granted to non-employees and the purchase of in-orbit insurance for our first and second satellites. The major components of general and administrative expenses in the 2000 quarter were salaries and employment related costs (40%), marketing costs (17%) and rent and occupancy costs (12%), while in the 1999 quarter the major components were salaries and employment related costs (29%), marketing costs (12%) and rent and occupancy costs (22%). The remaining portion of general and administrative expenses (31% in the 2000 quarter and 37% in the 1999 quarter) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in either the 2000 or 1999 quarters.

         The increase in interest and investment income to $6,265 for the three months ended September 30, 2000 from $3,809 for the three months ended September 30, 1999 was the result of higher average balances of cash, marketable securities and restricted investments during the 2000 quarter. The higher average balances of cash, marketable securities and restricted investments during the 2000 quarter were due to the investment throughout the 2000 period of proceeds from financing activities in 2000 and the fourth quarter of 1999, including the issuance of our 8 3/4% Convertible Subordinated Notes due 2009, our 9.2% Series B Junior Cumulative Convertible Preferred Stock, our 9.2% Series D Junior Cumulative Convertible Preferred Stock and 5,740,322 shares of our Common Stock.

         Interest expense was $5,616 for the three months ended September 30, 2000 and $4,000 for the three months ended September 30, 1999, net of capitalized interest of $14,919 and $16,393, respectively. Gross interest expense increased by $142 and capitalized interest decreased by $1,474 during the period. We capitalized less interest during the 2000 quarter due to the successful launches of our first satellite on June 30, 2000 and our second satellite on September 5, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1999

         We had net losses of $90,773 and $36,168 for the nine months ended September 30, 2000 and 1999, respectively. Our total operating expenses were $87,463 and $38,694 for the nine months ended September 30, 2000 and 1999, respectively.

         Engineering design and development costs were $51,630 and $21,532 for the nine months ended September 30, 2000 and 1999, respectively. These engineering costs represented primarily payments to Lucent (in the 1999 period) and to Lucent and other radio development and contract manufacturing partners (in the 2000 period). The increase in costs in the 2000 period resulted primarily from the increased activity in our radio development effort as we prepare to launch our service.

         General and administrative expenses increased for the nine months ended September 30, 2000 to $35,833 from $17,162 for the nine months ended September 30, 1999. General and administrative expenses increased due to the growth of our management team and workforce, expenses in connection with stock options granted to non-employees and the purchase of in-orbit insurance for our first and second satellites. The major components of general and administrative expenses in the 2000 period were salaries and employment related costs (44%) and rent and occupancy costs (13%), while in the 1999 period the major components were salaries and employment related costs (30%) and rent and occupancy costs (24%). The remaining portion of general and administrative expenses (43% in the 2000 period and 46% in the 1999 period) consisted of other costs such as legal and regulatory, insurance, marketing, consulting, travel, depreciation and supplies, with only marketing expenses (13%) exceeding 10% of the total in the 2000 period and only legal and regulatory costs (13%) exceeding 10% of the total in the 1999 period.

         The increase in interest and investment income to $20,691 for the nine months ended September 30, 2000 from $10,209 for the nine months ended September 30, 1999 was the result of higher average balances of cash, marketable securities and restricted investments during the 2000 period. The higher average balances of cash, marketable securities and restricted investments during the 2000 period were due to the investment throughout the 2000 period of proceeds from financing activities in 1999 and 2000, including the issuance of our 14 1/2% Senior Secured Notes due 2009, our 8 3/4% Convertible Subordinated Notes due 2009, our 9.2% Series B Junior Cumulative Convertible Preferred Stock, our 9.2% Series D Junior Cumulative Convertible Preferred Stock and 5,740,322 shares of our Common Stock.

         Interest expense was $24,001 for the nine months ended September 30, 2000 and $7,683 for the nine months ended September 30, 1999, net of capitalized interest of $52,618 and $39,785, respectively. The increase in interest expense for the 2000 period was related primarily to the induced conversion of a portion of our 8 3/4% Convertible Subordinated Notes due 2009. Gross interest expense increased by $29,151 greater than the corresponding increase in capitalized interest of $12,833. In addition, gross interest expense and capitalized interest for the 2000 period increased due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999, which were outstanding throughout the 2000 period but during only a portion of the 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had cash, cash equivalents, marketable securities and restricted investments totaling $293,309 and working capital of $253,734 compared with cash, cash equivalents, marketable securities and restricted investments totaling $467,073 and working capital of $304,010 at December 31, 1999.


FUNDING REQUIREMENTS

         We believe we can fund our planned operations, including the construction of our broadcast system, into the fourth quarter of 2001 from our existing working capital and the proceeds of the Lehman Term Loan Facility (as defined in "Sources of Funding" below). We anticipate that we will require approximately $75,000 beyond cash on hand and the proceeds of this facility to fund operations during the balance of 2001, although this amount is subject to a number of factors affecting our operations. In addition, we may require additional funds until our revenues grow substantially.

         We entered into the Loral Satellite Contract to build and launch the satellites necessary to transmit our service. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct for us a fourth satellite for use as a ground spare and to provide satellite launch services. We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract, which includes $15,000 of long-lead time parts for a fifth satellite. As of September 30, 2000, $644,514 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in December 2003. Approximately half of the payments under the Loral Satellite Contract are contingent upon Loral meeting specified milestones.

         We also will require funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence operations. We expect our interest expense will increase significantly when compared to our 1999 interest expense as a result of the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 in September and October 1999, respectively. A portion of the net proceeds of the issuance of our 14 1/2% Senior Secured Notes due 2009 was used to purchase a portfolio of U.S. government securities in an amount sufficient to pay interest on these notes through May 15, 2002.

         The amount and timing of our actual cash requirements will depend upon numerous factors, including costs associated with the launch and deployment of our third satellite, construction of our fourth, ground spare, satellite, construction and deployment of our ground repeater network costs associated with the design and development of chip sets and radios, the rate of growth of our business after commencing service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, satellite losses or impairments, launch failures, satellite system or launch services change orders or shortfalls in estimated levels of operating cash flow.


SOURCES OF FUNDING

         To date, we have funded our capital needs through the issuance of debt and equity securities. As of September 30, 2000 we had received a total of approximately $874,000 in equity capital as a result of the following transactions: (1) the sale of shares of our Common Stock prior to the issuance of our FCC license (net proceeds of approximately $22,000); (2) the sale of 5,400,000 shares of 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all the outstanding shares of 5% Delayed Convertible Preferred Stock); (3) the sale of 4,955,488 shares of our Common Stock (net proceeds of approximately $71,000) in 1997; (4) the sale of 5,000,000 shares of our Common Stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998; (5) the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the "Apollo Investors") (net proceeds of approximately $129,000) in December 1998; (6) the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors (net proceeds of approximately $63,000) in November 1999; (7) the sale of 3,000,000 shares of our Common Stock in an underwritten public offering (net proceeds of approximately $68,000) in September 1999, and an additional 450,000 shares of our Common Stock in connection with the exercise of the underwriters' over-allotment option (net proceeds of approximately $10,000) in October 1999;
(8) the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. (net proceeds of approximately $192,000) in January 2000; and (9) the sale of 2,290,322 shares of our Common Stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000.

         In September 1999, we issued $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000). In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to the underwriters of this offering in connection with their over-allotment option (net proceeds of approximately $18,000). In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.947 shares of our Common Stock (as of September 30, 2000). The warrants are exercisable through May 15, 2009 at an exercise price of $26.45 per share (as of September 30, 2000). We invested approximately $79,300 of these net proceeds in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003. The indentures governing our 14 1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness and are secured by a pledge of the stock of Satellite CD Radio Inc., our subsidiary that holds our FCC license. As of September 30, 2000, we had acquired $62,914 of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our Common Stock.

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

         Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002, however, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the date set forth in the Loral Satellite Contract. On November 1, 2000, we announced that our fourth, ground spare, satellite is expected to be delivered to ground storage in August 2001. This satellite was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until April 2003, at the earliest. As collateral security for these deferred payments, we have granted Loral a security interest in our ground repeater network. If there is a satellite or launch failure, we will be required to pay Loral the deferred amount related to the affected satellite no later than 120 days after the date of the failure.

         In June 2000, we entered into an agreement with Lehman Commercial Paper Inc. ("Lehman") and Lehman Brothers Inc. pursuant to which Lehman agreed to provide a term loan facility (the "Lehman Term Loan Facility") for us in the aggregate principal amount of $150,000. The loans under the Lehman Term Loan Facility will be made available to us upon the demonstration of our broadcast system and upon satisfaction of certain customary conditions, and the proceeds will be used for working capital, capital expenditures and general corporate purposes. In connection with the Lehman Term Loan Facility, we placed into escrow, for the benefit of Lehman, 1,050,000 warrants, each to purchase one share of our Common Stock. The first 525,000 of these warrants (the "First Tranche Warrants") have an exercise price of $44.46 per share and the remaining 525,000 warrants (the "Second Tranche Warrants") have an exercise price of $54.30 per share . We expect these warrants to be released from escrow and become exercisable by Lehman when the loans under the Lehman Term Loan Facility are made available to us. If we terminate the Lehman Term Loan Facility on or prior to November 30, 2000, the First Tranche Warrants and one third of the Second Tranche Warrants will be released from escrow and become exercisable by Lehman.

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

         On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock that on April 12, 2000 we would redeem these securities. As of April 12, 2000, all of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock had been exercised and all of the outstanding shares of 10 1/2% Series C Convertible Preferred Stock (including those shares received upon the exercise of such warrants) had been converted into shares of our Common Stock.

                                     PART II

                                OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Sirius' annual meeting of stockholders held on September 22, 2000, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:

                                                                       Votes Cast
                                                           For                        Withheld
         David Margolese ..........................      49,955,534                    356,035
         Robert D. Briskman  ......................      49,955,484                    356,085
         Lawrence F. Gilberti  ....................      49,784,326                    527,243
         Joseph V. Vittoria  ......................      49,974,091                    337,478
         Ralph V. Whitworth  ......................      49,784,224                    527,345


In addition to the election of directors, the appointment of Arthur
Andersen LLP as our independent auditors for the fiscal year ending December 31, 2000 was ratified by a vote of 49,896,056 shares in favor, 402,885 shares against and 12,628 shares abstaining.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              See Exhibit Index attached hereto.

(b)      Reports on Form 8-K:

              None.




                                       13








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

                                                  SIRIUS SATELLITE RADIO INC.



                                               By:      /s/ Edward Weber, Jr.

                                                     ---------------------------
                                                         Edward Weber, Jr.
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)

November 14, 2000


                                       14





                                              EXHIBIT INDEX


EXHIBIT                         DESCRIPTION
3.1.1    Certificate of Amendment, dated June 16, 1997, to the Company's
         Certificate of Incorporation and the Company's Amended and Restated
         Certificate of Incorporation, dated January 31, 1994 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1999).

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

EXHIBIT                         DESCRIPTION
3.8      Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of the Company's 9.2% Series D Junior
         Cumulative Convertible Preferred Stock (incorporated by reference to
         Exhibit 99.2 to the Company's Current Report on Form 8-K filed on
         December 29, 1999).

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

4.5      Form of certificate for shares of 9.2% Series D Junior Cumulative
         Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1999 (the "1999 Form 10-K")).

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

EXHIBIT                         DESCRIPTION
4.6.7    Amendment to the Rights Agreement dated as of September 29, 1999
         (incorporated by reference to Exhibit 4.1 to the Company's Current
         Report on Form 8-K filed on October 13, 1999).

4.6.8    Amendment to the Rights Agreement dated as of December 23, 1999
         (incorporated by reference to Exhibit 99.4 to the Company's Current
         Report on Form 8-K filed on December 29, 1999).

4.6.9    Amendment to the Rights Agreement dated as of January 28, 2000
         (incorporated by reference to Exhibit 4.6.9 to the 1999 Form 10-K).

4.6.10 Amendment to the Rights Agreement dated as of August 7, 2000 (filed herewith).

4.7      Indenture, dated as of November 26, 1997, between the Company and IBJ
         Schroder Bank & Trust Company, as trustee, relating to the Company's
         15% Senior Secured Discount Note due 2007 (incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File
         No. 333-34769) (the "1997 Units Registration Statement")).

4.8 Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

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

4.14 Form of 14 1/2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.15 Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's 8
         3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on
         October 13, 1999).

EXHIBIT                         DESCRIPTION
4.16     First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009
         (incorporated by reference to Exhibit 4.1 to the Company's Current
         Report on Form 8-K filed on October 1, 1999).

4.17 Form of 83/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current
         Report on Form 8-K filed on October 11, 1999).

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

4.22     Term Loan Agreement, dated as of June 1, 2000, among the Company,
         Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.23     Warrant Agreement, dated as of June 1, 2000, between the Company and
         United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.23 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.24     Common Stock Purchase Warrant granted by the Company to Ford Motor
         Company, dated June 11, 1999 (incorporated by reference to Exhibit
         4.4.2 to the 1999 Units Registration Statement).

4.25     Common Stock Purchase Warrant granted by the Company to DaimlerChrysler
         Corporation, dated January 28, 2000 (incorporated by reference to
         Exhibit 4.23 to the 1999 Form 10-K)

9.1      Voting Trust Agreement, dated as of August 26, 1997, by and among
         Darlene Friedland, as Grantor, David Margolese, as Trustee, and the
         Company

EXHIBIT                         DESCRIPTION
         (incorporated by reference to Exhibit (c) to the Company's Issuer
         Tender Offer Statement on Form 13E-4 filed on October 16, 1997).

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

*10.7 Employment Agreement, dated as of April 17, 2000, between the Company and Dr. Mircho Davidov (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 2000).

10.8     Registration Agreement, dated January 2, 1994, between the Company and
         M.A. Rothblatt and B.A. Rothblatt (incorporated by reference to Exhibit
         10.20 to the S-1 Registration Statement).

*10.9 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.10   Amended and Restated 1994 Directors' Nonqualified Stock Option Plan
         (incorporated by reference to Exhibit 10.22 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995).

*10.11   CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit
         4.4 to the Company's Registration Statement on Form S-8 (File No.
         333-65473)).

*10.12   Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan
         (incorporated by

EXHIBIT                         DESCRIPTION

         reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (File No. 333-31362)).

10.13    Form of Option Agreement, dated as of December 29, 1997, between the
         Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1998).

10.14    Letter, dated May 29, 1998, terminating Launch Services Agreement dated
         July 22, 1997 between the Company and Arianespace S.A.; Arianespace
         Customer Loan Agreements dated July 22, 1997 for Launches #1 and #2 between the Company and Arianespace Finance S.A.; and the Multiparty
         Agreements dated July 22, 1997 for Launches #1 and #2 among the
         Company, Arianespace S.A. and Arianespace Finance S.A. (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1998).

10.15 Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International Ltd., Everest Capital Fund, L.P. and
         The Ravich Revocable Trust of 1989 (incorporated by reference to
         Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July
         8, 1997).

10.16.1 Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
         10.26.1 to the 1997 Form 10-K).

10.16.2 Engagement Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit
         10.26.2 to the 1997 Form 10-K).

10.17 Radio License Agreement, dated January 21, 1998, between the Company and Bloomberg Communications Inc. (incorporated by reference to Exhibit
         10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

'd'10.18 Amended and Restated Agreement, dated as of February 1, 1999, between
         Lucent Technologies Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on
         February 4, 1999).

10.19    Stock Purchase Agreement, dated as of October 8, 1998, between the
         Company and Prime 66 Partners, L.P. (incorporated by reference to
         Exhibit 99.1 to the Company's Current Report on Form 8-K dated October
         8, 1998).

10.20.1  Stock Purchase Agreement, dated as of November 13, 1998 (the "Apollo
         Stock Purchase Agreement"), by and among the Company, Apollo Investment
         Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 17, 1998).

10.20.2  Amendment No. 1, dated as of December 23, 1998, to the Apollo Stock
         Purchase Agreement (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1999).

10.20.3  Second Amendment, dated as of December 23, 1999, to the Apollo Stock
         Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company's

EXHIBIT                         DESCRIPTION

         Current Report on Form 8-K filed on December 29, 1999).

10.21    Stock Purchase Agreement, dated as of December 23, 1999 (the
         "Blackstone Stock Purchase Agreement"), by and between the Company and Blackstone Capital Partners III Merchant Banking Fund L.P.
         (incorporated by reference to Exhibit 99.1 to the Company's Current
         Report on Form 8-K filed on December 29, 1999).

10.22    Stock Purchase Agreement, dated as of January 28, 2000, among the
         Company, Mercedes-Benz USA, Inc., Freightliner Corporation and
         DaimlerChrysler Corporation (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.23    Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo
         Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., the
         Company and David Margolese (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 17, 1998).

+10.24   Agreement, dated as of June 11, 1999, between the Company and Ford
         Motor Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

+10.25   Joint Development Agreement, dated as of February 16, 2000, between the
         Company and XM Satellite Radio Inc. (incorporated by reference to
         Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

27.1     Financial Data Schedule (filed herewith).



* This document has been identified as a management contract or compensatory plan or arrangement.

+ Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                              STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as......................................'D'