Form 10-K405
period 2000-12-31
SIRIUS SATELLITE RADIO INC
filed 2001-03-30
CIK 908937

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

                   FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED:
             -------------------                            --------------------
                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.001 per share
                          Common Stock Purchase Rights
                              (TITLES OF CLASSES)
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

    On March 23, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's common stock on such date, was $670,376,079.

    The number of shares of the Registrant's common stock outstanding as of March 23, 2001 was 53,722,951.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                        None

________________________________________________________________________________

                          SIRIUS SATELLITE RADIO INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE
--------                          -----------                           ----
                                     PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stock
            Matters...................................................   21
Item 6.   Selected Consolidated Financial Data........................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.....................................................   28
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   36
Item 13.  Certain Relationships and Related Transactions..............   39

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   40

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as 'will likely result,' 'are expected to,' 'will continue,' 'is anticipated,' 'estimated,' 'intends,' 'plans,' 'projection' and 'outlook.' Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under 'Business -- Risk Factors' in Part I of this Annual Report on Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

     the unavailability of radios capable of receiving our service and our dependence upon third parties to manufacture and distribute them;

     the potential risk of delay in implementing our business plan;

     the unproven market for our service; and

     our need for additional financing.

    The risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Accordingly, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

    From our three orbiting satellites, we will directly broadcast up to 100 channels of digital quality radio to vehicles, homes and portable users throughout the continental United States for a monthly subscription fee, which we anticipate will be $9.95. We will deliver 50 channels of commercial-free music in virtually every genre, and up to 50 channels of news, sports, talk, comedy and children's programming. Sirius' broad and deep range of almost every music format as well as its news, sports and entertainment programming is not available on conventional radio in any market in the United States. We hold one of only two licenses issued by the Federal Communications Commission ('FCC') to operate a national satellite radio system.

    Upon commencing commercial operations, we expect our primary source of revenues will be subscription fees, which we expect will be included in the sale or lease of certain new vehicles. In addition, we expect to derive revenues from directly selling or bartering limited advertising on our non-music channels.

    We have exclusive agreements with Ford Motor Company, DaimlerChrysler Corporation and BMW of North America, LLC that contemplate manufacturing and selling vehicles that include radios capable of receiving our broadcasts. These alliances cover all brands and affiliates of these automakers, including Ford, Chrysler, Mercedes, BMW, Jaguar, Mazda and Volvo. Our agreement with DaimlerChrysler also makes us the preferred provider of satellite radio in Freightliner and Sterling heavy trucks. In 2000, Ford, DaimlerChrysler and BMW sold or leased approximately 7.5 million vehicles in the continental United States, which was approximately 44% of all new cars and trucks sold or leased in the continental United States last year.

    In addition, in the autosound aftermarket, we expect that radios capable of receiving our broadcasts will be available for sale at various national and regional retailers, such as Best Buy, Circuit City, Tweeter Home Entertainment Group and Good Guys. In 2000, 11 million car radios were sold through consumer electronics retailers.

    We have entered into agreements with numerous consumer electronics manufacturers, including Alpine Electronics Inc., Clarion Co., Ltd., Delphi Delco Electronics Systems, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Recoton Corporation, Sony Electronics Inc. and Visteon Automotive Systems, to develop radios capable of receiving our broadcasts. As these radios become available in commercial quantities, they will be sold to automakers for inclusion in new vehicles and consumer electronics retailers for sale in the autosound aftermarket.

THE SIRIUS SERVICE

    Sirius will offer motorists:

     a wide choice of finely focused music and non-music formats;

     commercial-free music programming; and

     nearly seamless signal coverage throughout the continental United States.

Our monthly subscription fee will entitle subscribers to receive all Sirius channels.

    Wide Choice of Programming. We design and originate the programming on each of our 50 commercial-free music channels and will offer each under the Sirius brand. Sirius will offer subscribers a far broader range of programming formats than conventional radio. Each of our 50 music channels has a distinctive format, such as opera, reggae, classic jazz and children's entertainment, intended to cater to specific subscriber tastes. Because the economics of the existing advertiser-supported radio industry dictate that conventional radio stations generally program for the greatest potential audience, nearly half of all commercial radio stations in the United States offer one of only three formats: country, adult contemporary and news/talk. The next five most prevalent formats account for another 30% of all commercial radio stations. Although niche music categories, including classical, jazz, rap, gospel, oldies, soundtracks, new age and children's programming, accounted for approximately 33% of sales of recorded music in 1999, these formats generally are unavailable on existing radio stations in many markets. Even in New York City, the nation's largest radio market, there are no radio stations devoted solely to programming such as opera, blues, chamber music, soundtracks and reggae. Sirius' wide choice of formats is expected to appeal to the large number of currently underserved radio listeners. In addition, our ability to offer a broad variety of news, talk and entertainment programming will provide subscribers with listening options that are not currently available.

    Commercial-Free Music Programming. Sirius' 50 channels of music programming will be 100% commercial-free. Our market research indicates that a principal complaint of radio listeners concerning conventional radio is the frequency of commercials, which in some cases can reach 18 minutes an hour, and some industry analysts attribute a decline in listening to conventional radio to this significant intrusion of commercials.

    'Seamless' Signal Coverage. Sirius will be broadcast throughout the continental United States, enabling listeners to be almost always within its signal range. We expect that our nearly seamless signal will appeal to motorists who frequently drive out of the range of their preferred AM or FM radio stations, which typically fade after 30 to 40 miles. In addition, we expect that our broadcasts will appeal to the 45 million underserved consumers who live in areas that currently receive only a small number of stations.

    We believe there will be significant consumer demand for Sirius. According to the Radio Advertising Bureau, each week radio reaches approximately 95% of all Americans over the age of 12, with the average listener spending more than three hours per weekday and more than five hours per weekend listening to the radio. Market research conducted for us by The Yankee Group, an independent market research organization, shows that radio listeners today are substantially dissatisfied with both AM and FM radio because of lack of variety in programming, frequent commercial interruptions and loss of signal strength. Our service has been designed to address these key disadvantages of conventional radio.

    Sirius' target market consists primarily of motorists. The Federal Highway Administration estimates that there were approximately 208 million registered private motor vehicles in the United States at the end of 2000. According to Radio Advertising Bureau, more than 40% of all radio listening is done in cars. According to Arbitron, a radio industry rating agency, in 2000 motorists listened to the radio an average of 50 minutes a day, despite the fact that 92% of cars have a CD or cassette player. In addition, according to Arbitron, in 1999 approximately 79% of total radio listening was to FM stations, which provide primarily music programming, as compared with AM stations, which devote a greater proportion of their programming to talk and news.

PROGRAMMING

    We intend to program 50 channels of commercial-free music under our brand 'Sirius,' and to offer up to 50 additional channels of other formats, such as news, sports and talk programming.

    Our Music Channels. We design and originate the programming on each of our 50 commercial-free music channels. Each channel is operated as a separate radio station, with a distinct format and its own hosts. Our current line-up of music channels consists of:

    HITS                      COUNTRY                       LATIN
     Top 40                    Alternative Country           Latin Hits
     Pop Mix                   Country Hits                  Latin Love Songs
     Soft Rock                 Country Mix                   Rock en Espanol
     Love Songs                Classic Country               Mexicana
     50's Hits                 Bluegrass                     Tejano
     60's Hits
     70's Hits                R&B                           CLASSICAL
     80's Hits                 R&B Oldies                    Symphonic
     90's Hits                 Classic Soul Hits             Chamber Works
                               Urban Hits                    Classical Voices
    ROCK                       Rap
     Classic Rock I            Soul Ballads                 VARIETY
     Classic Rock II           Gospel                        New Age
     Alternative I                                           Kids
     Alternative II           JAZZ                           Christian Hits
     Hard Rock/Metal           Classic Jazz                  World Music
     Album Rock                Contemporary Jazz             Reggae
     Eclectic Rock             Smooth Jazz                   Dance
     Rock Specials                                           Blues
                              STANDARDS                      Specialty Showcase
                               Big Band/Swing
                               Singers & Standards
                               Broadway's Best

    Music programming will be selected from our music library. We have assembled an extensive music library consisting of a deep range of recorded music in each genre. To date, we have acquired approximately two million music titles. Our music library will be updated with new recordings as they are released and, in some cases, we intend to acquire recordings that are no longer commercially available.

    We have recruited program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each Sirius music channel. To be accessible to these industries, we have built our national broadcast studio in New York City.

    We expect that well-known music experts and celebrity talent will have a regular presence, and in some cases will perform, on our service. We believe these appearances will emphasize our brand and further differentiate us from conventional radio. To date, we have alliances with artists Grandmaster

Flash, BeBe Winans, Dave Koz, Ray Manzarek, Randy Travis, Leonard Slatkin and Michael Feinstein to appear and perform on our service. We believe that performances by prominent artists will be a regular occurrence at our national broadcast studio. Among the artists that have already performed and recorded at our national broadcast studio are Sinead O'Connor, Steve Earle, Dolly Parton, Shaggy, Yo Yo Ma, Emmylou Harris and Travis. We also have agreements with the John F. Kennedy Center for the Performing Arts and Webster Hall and an agreement in principle to feature live and recorded music from House of Blues on a number of our music channels.

    In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works -- songs -- and holders of copyrights in sound recordings -- tapes, compact discs or audio files. Holders of rights to musical works, generally songwriters and music publishers, are represented by performing rights societies such as the American Society of Composers, Authors and Publishers, Broadcast Music, Inc. and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. Radio broadcasters currently pay a combined total of approximately 3-4% of their revenues to these performing rights societies. We expect to negotiate or establish by arbitration royalty arrangements with these organizations, but such royalty arrangements may be more costly than anticipated or unavailable. Holders of rights to sound recordings, typically large record companies, are primarily represented by the Recording Industry Association of America, which negotiates licenses and collects and distributes royalties. Cable audio service providers currently pay a royalty rate of 6.5% of gross revenue for the use of sound recordings for audio services broadcast over cable television systems. This rate was set by the Librarian of Congress, which has statutory authority to decide rates through arbitration. Although we believe we can distinguish Sirius sufficiently from cable audio services in order to negotiate a lower statutory rate, we may not be able to do so, and we could be required to pay a higher rate. During 2000, we commenced the negotiations of these royalty arrangements.

    Our News, Sports and Entertainment Channels. In addition to our music channels, we will offer up to 50 channels of news, sports and talk programming, which will include limited commercial advertising. We believe this array of non-music programming will increase consumer interest in our service because much of this content is unavailable on conventional radio. We generally do not produce programming for our non-music channels; we obtain this programming from various third party content providers.

    We have agreements to air the following news, sports and entertainment channels on Sirius:

     CNBC                              Discovery Radio                         Hispanic Radio Network
     Sirius News                       SCI-FI Channel                          Radio Mujer
     NPR Now                           A&E Radio                               Wisdom Radio
     World Radio Network               Radio Classics                          Women Talk
     Bloomberg News Radio              The Scandal Channel                     Guy Talk
     C-SPAN                            Public Radio International              Speedvision Radio
     BBC WorldService                  Sirius Comedy                           Outdoor Life Radio
     BBC Mundo                         Personal Achievement                    Sports Byline USA
     La Red Hispana                    NPR Talk                                Radio Deportivo
                                       African American Talk

    In addition, we will feature reports from The Weather Channel on a number of our channels. We are also discussing additional news, sports and entertainment programming with other third parties content providers and this programming will be added to our service as agreements are completed.

MARKETING AND DISTRIBUTION

    We expect radios capable of receiving our broadcasts to be available factory installed as standard equipment in newly manufactured Ford, Chrysler, Mercedes, BMW, Jaguar, Mazda, Volvo and other vehicles. We also expect consumer electronics retailers to market adapters which will allow radios in existing vehicles to receive our broadcasts. In 2000, approximately 17 million radios were factory installed in new vehicles and approximately 11 million car radios were sold through consumer electronics retailers.

    We plan to engage in extensive marketing activities to create consumer awareness of Sirius. This includes an ongoing major advertising campaign utilizing network, cable and satellite television, radio, print, internet and billboards. In addition, we expect the introduction of our service will have high news value, which will result in significant publicity during the launch of our service.

    We expect that certain demographic groups are likely to have a high level of interest in Sirius, including commuters (over 100 million, including 34 million with extended commute times), niche music listeners (niche genres not generally available on radio were responsible for 33% of recorded music sales in 1999), Hispanic listeners (over 35 million Spanish-speaking Americans), sports enthusiasts (often underserved by limited regional broadcasts), truck drivers (over three million), recreational vehicle owners (approximately three million) and consumers in areas with sparse radio coverage (over 45 million).

ALLIANCES WITH AUTOMAKERS

    On June 11, 1999, we entered into an agreement with Ford Motor Company which anticipates Ford manufacturing, marketing and selling vehicles, including cars and trucks, that include radios capable of receiving our broadcasts. We expect that the first of these radios will be available in model year 2002 vehicles. We expect to remain the exclusive factory option in all Ford brands, including Ford, Jaguar, Mazda and Volvo. As part of this agreement, we agreed to share with Ford a portion of the revenues we will derive from subscribers using new Ford vehicles equipped to receive our broadcasts ('Ford Enabled Vehicles'). We also agreed to reimburse Ford for certain advertising expenses and hardware costs of Ford Enabled Vehicles, and issued to Ford warrants to purchase 4,000,000 shares of our common stock at an exercise price of $30.00 per share. These warrants are exercisable based upon the number of Ford Enabled Vehicles that Ford manufactures, and are fully exercisable after 4,000,000 Ford Enabled Vehicles are manufactured.

    On January 28, 2000, we entered into an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner Corporation (collectively, 'DaimlerChrysler') which anticipates DaimlerChrysler manufacturing, marketing and selling vehicles that include radios capable of receiving our broadcasts. We expect to remain the exclusive factory option in all cars and light trucks manufactured by DaimlerChrysler as well as the preferred provider in Freightliner and Sterling heavy trucks. As part of this agreement, we agreed to share with DaimlerChrysler a portion of the revenues we will derive from subscribers using new DaimlerChrysler vehicles equipped to receive our broadcasts ('DaimlerChrysler Enabled Vehicles'). We also agreed to reimburse DaimlerChrysler for certain advertising expenses and hardware costs of DaimlerChrysler Enabled Vehicles, and issued to DaimlerChrysler Corporation warrants to purchase 4,000,000 shares of our common stock at an exercise price of $60.00 per share. These warrants are exercisable based upon the number of DaimlerChrysler Enabled Vehicles that DaimlerChrysler manufactures, and are fully exercisable after 4,000,000 DaimlerChrysler Enabled Vehicles are manufactured. Concurrently, DaimlerChrysler Corporation purchased 2,290,322 shares of our common stock for an aggregate purchase price of approximately
$100 million.

    On June 16, 2000, we entered into an agreement with BMW of North America, LLC which anticipates BMW marketing and selling vehicles that include radios capable of receiving our broadcasts. This agreement grants us exclusivity in all BMW vehicles, including cars and trucks. As part of this agreement, we will share with BMW a portion of the revenues we will derive from subscribers using certain BMW vehicles equipped to receive our broadcasts ('BMW Enabled Vehicles'). In addition, we expect to reimburse BMW for certain advertising expenses and hardware costs of BMW Enabled Vehicles.

    In addition to our alliances with Ford, DaimlerChrysler and BMW, we are in discussions with several other automakers to include radios capable of receiving our broadcasts in new cars and trucks. However, under our joint development agreement with XM Satellite Radio, any new agreements with automakers will be non-exclusive and will require such automakers to install radios capable of receiving both Sirius and XM's satellite radio service.

    Our objective is to have radios capable of receiving our broadcasts included as standard equipment in all cars and trucks sold in the continental United States.

THE SIRIUS SYSTEM

    The Sirius system is designed to provide nearly seamless signal coverage throughout the continental United States. Listeners will almost always be within the broadcast range of Sirius, unlike current FM radio broadcasts, which have an average range of only approximately 30 miles. Our system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. The system is designed to enable motorists to receive Sirius in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

    The portion of the S-band located between 2320 MHz and 2345 MHz has been allocated by the FCC exclusively for national satellite radio broadcasts. We use
12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency allocation to transmit our signals from our satellites to our subscribers.
Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

    The Sirius system consists of three principal components: (1) satellites and terrestrial repeaters; (2) radios; and (3) our national broadcast studio.

SATELLITES

    Space Systems/Loral delivered title to our three operating satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. We expect our fourth, ground spare, satellite to be delivered to storage in August 2001.

    Satellite Design. Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of 350 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years. Space Systems/Loral has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced do not limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations. If a substantial number of additional circuit failures were to occur, the estimated useful life of our satellites could be reduced. We cannot assure you additional circuit failures will not occur or whether the useful life of our satellites will be reduced.

    Each satellite travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any given time, two of our three satellites operate north of the equator while the third satellite does not broadcast as it traverses the portion of the orbit south of the equator. This orbital configuration yields very high signal elevation angles and thereby mitigates service interruptions that can result from signal blockage.

    Each satellite acts as a 'bent pipe,' relaying our broadcasts directly to the ground, and does not contain on-board processors. All of our processing operations occur on the ground where they are accessible for maintenance and continuing technological upgrade without the need to launch replacement satellites.

    Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban cores, and in tunnels, signals from our satellites will be blocked and reception adversely affected. In at least 56 urban areas, we plan to install terrestrial repeaters to rebroadcast our satellite signals, increasing the availability of service. We estimate that these 56 urban areas will require a total of approximately 94 terrestrial repeater sites.

    As of March 15, 2001, we had substantially completed 71 terrestrial repeater sites. The remaining 23 terrestrial repeater sites are expected to be completed during the second quarter of 2001.

    Our terrestrial repeater sites are being constructed by third party contractors under our supervision. Black & Veatch, a construction services firm based in Kansas City, Missouri, is providing radio frequency design, site acquisition and site construction services. Globecomm Systems, Inc., a systems integration and satellite operations company based in Hauppauge, New York, is designing, developing and manufacturing custom digital broadcast equipment as well as deploying and commissioning our terrestrial repeater sites. Loral CyberStar, Inc., a leading satellite service provider, transmits our broadcasts via one of its satellites from our national broadcast studio to individual terrestrial repeater sites.

    Risk Management and Insurance. We have procured insurance covering in-orbit failure during the first two years of operation for each of our satellites. This insurance covers losses arising from partial and total failure of our satellites. Before expiration of this insurance, we intend to evaluate the need for in-orbit insurance for the remainder of the estimated useful life of each satellite. After we begin to generate revenues, we will evaluate the need for business interruption insurance. Once properly deployed and operational, the historical risk of premature total satellite failure has been less than 1% for U.S. geosynchronous commercial communication satellites.

    If we are required to launch our spare satellite due to the in-orbit failure of one of our satellites, our operations would likely be interrupted or delayed for at least six months. The in-orbit failure of two or three satellites would require us to arrange for an additional satellite or satellites to be built and would likely delay the commencement or continuation of our operations by at least 16 months.

    Satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced capacity.

RADIOS

    In many new cars and trucks, consumers will receive Sirius through a new generation of three-band (AM/FM/SAT) radios, which will come installed by automakers. In the autosound aftermarket, Sirius subscribers will have the choice of two different receiving devices for their cars -- an FM modulated receiver or a three-band radio.

    FM Modulated Receivers. FM modulated receivers will enable our service to be received in all vehicles with FM radios, or approximately 95% of all U.S. vehicles. Each receiver will be a small device, approximately the size of a compact disc changer, that will be mounted in the vehicle's trunk.

    Three-Band Radios. Three-band radios will be nearly identical in appearance to existing car stereos and will allow the user to listen to AM, FM or Sirius with the push of a button. Like existing radios, three-band radios may also incorporate cassette or CD players.

    We have entered into alliances with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Harman International Industries Incorporated, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Mitsubishi Electric Automotive America, Inc., Pioneer Corporation, Recoton Corporation, Sanyo Electric Co., Ltd., Sony Electronics Inc. and Visteon Automotive Systems, to develop radios capable of receiving our broadcasts for installation by automakers and for sale in the autosound aftermarket and to home and portable users. Matsushita has completed the construction of a manufacturing facility that will initially be capable of producing 1,750 radios per day, with an ultimate capacity of approximately one million radios per year.

    We expect to have a limited quantity of radios available for testing during the second quarter of 2001 as part of a comprehensive quality assurance program. The technical portion of this program will include end to end testing and integration of our studio, broadcast, transaction management and customer service systems. The content portion of this program will refine Sirius' programming based on feedback obtained from users of these initial radios.

    Once our quality assurance program has been completed and we can ensure a high quality consumer service radios will be made widely available to consumers. Subscriptions to Sirius resulting from the sale of radios in the autosound aftermarket are expected to occur as commercial quantities become available for sale, with a majority of 2001 subscriptions occurring in the fourth quarter. We expect factory installation of radios in new vehicles to occur on a limited basis in model year 2002 vehicles, with quantities increasing and additional vehicle lines added in the 2003 model year.

    Unified Standard. On February 16, 2000, we signed an agreement with XM Satellite Radio, the other holder of an FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both our service and XM's service. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode radios. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we will work together with XM to promote adoption of the new standard by creating a service mark for satellite radio. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems.

    As part of this joint development agreement, we and XM have licensed our intellectual property to one another; the value of this license will be considered part of each company's contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. As part of this agreement, our previous patent litigation against XM was resolved.

    We anticipate that it will take several years to develop radios capable of receiving both services. At the commercial launch of our service, consumers will be able to purchase radios capable of receiving only our service or only XM's service.

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

NATIONAL BROADCAST STUDIO

    Our programming originates from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and program hosts, and facilities to transmit programming to our satellites and to perform the tracking, telemetry and control of our satellites.

    The studios and transmission facilities at our national broadcast studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The national broadcast studio contains state-of-the-art production facilities and has been designed to broadcast 100 radio stations.

    Broadcasting originates at our national broadcast studio and is transmitted to our satellites for broadcast to our radios. The satellites broadcast to the continental United States at a power level sufficient to enable receipt directly by subscribers. Service commands to initiate and suspend subscriber service also are relayed from the national broadcast studio to our satellites for retransmission to subscribers' radios.

    Tracking, telemetry and control of our satellites is also performed from our national broadcast studio. These activities include routine stationkeeping, such as satellite orbital adjustments and monitoring of the satellites.

CUSTOMER CARE, BILLING AND CONDITIONAL ACCESS

    We have selected Stream International Inc., a call center operator, to provide our customer care operations. Employees of Stream International have the ability to access our billing system for various functions including account activation, billing inquiries, program service changes, address changes and other general account updates. When appropriate, our representatives at the call center have the ability to escalate technical concerns to either our technical help desk or to the appropriate equipment manufacturer. We intend to automate customer care functions where appropriate using interactive voice response technology, chat, e-mail, and a customer self-care section on our website. We pay Stream International an hourly rate for each representative assigned to support us.

    We have deployed an integrated customer relationship management and billing solution to meet the needs of our business, including all customer service, subscriber management and billing operations. Infintium Technologies Corp., a leading provider of information technology services, has designed and deployed this integrated customer relationship management and billing solution. Our customer relationship management program enables us to interface electronically and exchange information with automobile manufacturers, automobile dealers, consumer electronics retailers and radio manufacturers, and facilitates and encourages subscriber interaction through the internet and by other electronic means. Infintium manages our customer relationship management operations from its Richmond, Virginia data center, and is paid for billing services on a per subscriber basis.

    To reduce theft of our service, each Sirius radio will contain a security circuit with an electronically encoded identification number. After verification of subscriber billing information, we will transmit a digital signal to activate that radio's Sirius capability. Through this feature, we can directly (via satellite) deactivate radios of subscribers who are delinquent in paying our subscription fee.

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

    Unlike Sirius, the radio industry has a well established market for its services and generally offers 'free' broadcast reception paid for by commercial advertising rather than by a subscription fee. Sirius will compete with conventional radio stations on the basis of its targeted programming formats, nearly seamless signal coverage, freedom from advertising on its music channels and digital quality sound, features which are largely unavailable on conventional radio.

    Currently, radio stations broadcast by means of analog signals, as opposed to digital transmission. We believe, however, that within several years conventional broadcasters may be able to place digital audio broadcasts into the bandwidth occupied by current AM and FM stations and this technology will permit digital AM sound quality to approach monaural FM sound quality and permit digital FM broadcasts to approach compact disc sound quality. To receive these digital AM/FM broadcasts, listeners will need to purchase new digital radios which currently are not commercially available. While the development of digital broadcasting would eliminate one of the advantages of Sirius over FM radio, we do not believe it would enable broadcasters to address the other advantages of Sirius. In addition, we view the growth of terrestrial digital broadcasting as a positive force that would encourage listeners to replace existing radios and thereby facilitate the introduction of radios capable of receiving our broadcasts.

    During 1999, XM entered into an exclusive agreement with General Motors Corporation, which has a significant equity interest in XM's parent company, under which GM will install devices capable of receiving XM's service.

    Although some existing satellite operators currently provide music programming to customers at fixed locations, these operators are incapable of providing Sirius-type service to vehicles as a result of some or all of the following reasons:

     these operators do not broadcast on radio frequencies suitable for reception in a mobile environment;

     Sirius-type service requires fully dedicated satellites;

     Sirius-type service requires a custom satellite system design; and

     Sirius-type service requires regulatory approvals, which existing satellite operators do not have.

    The FCC could also grant new licenses that would enable additional competitors to broadcast satellite radio. There are many portions of the electromagnetic spectrum that are currently licensed for other uses and some other portions for which licenses have been granted by the FCC without restriction as to use, and we cannot assure you that these portions of the spectrum will not be utilized for satellite radio broadcasting in the future. Although any of these licensees would face cost and competition barriers, we cannot assure you that there will not be an increase in the number of competitors in the satellite radio industry.

TECHNOLOGY AND PATENTS

    We have been granted U.S. patents on various features of satellite radio technology. Although we believe that obtaining patent protection may provide benefits, we do not believe that our business is dependent on obtaining patent protection or successfully defending any of the patents that may be obtained against infringement by others. During 2000, we received a notice of allowance from the U.S. Patent and Trademark Office for the invention of broadcast satellite constellations in inclined elliptical geosynchronous orbits. The claims of this patent cover the satellite constellation used by us and variations thereof. A similar patent has been granted to us in Japan.

    Some of our know-how and technology is not the subject of U.S. patents. To protect our rights, we require our employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information if there is any unauthorized use or disclosure. In addition, our business may be adversely affected by competitors who independently develop competing technologies.

    Our proprietary technology was principally developed by Robert D. Briskman, our co-founder, and was assigned and belongs to us. We believe that we are the sole owner of the technology covered by our issued patents. We cannot assure you, however, that third parties will not bring suit against us for patent infringement or for declaratory judgment to have our patents declared invalid. If a dispute arises concerning our patents, trade secrets or know-how, litigation might be necessary to enforce our patents, to protect our trade secrets or know-how or litigation may occur to determine the scope of the proprietary rights of others. This litigation could result in substantial cost to, and diversion of effort by, us, and adverse findings in any proceeding could subject us to significant liabilities to third parties, require us to seek licenses from third parties or otherwise adversely affect our ability to successfully develop and market Sirius.

    On January 12, 1999, we filed a lawsuit against XM in the U.S. District Court for the Southern District of New York for patent infringement. On February 16, 2000, we and XM entered into a joint development agreement to design and develop radios capable of receiving our service and XM's service and we agreed to withdraw this lawsuit. We and XM Satellite Radio have agreed to cross-license our respective intellectual property and to resolve disputes over the value of our contributed property through negotiation or arbitration. Only if this joint development agreement is terminated before the value of the licenses has been determined due to XM's failure to perform a material covenant or obligation under the joint development agreement could we refile this suit.

GOVERNMENT REGULATION

    As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, as amended. The FCC is the government agency with primary authority in the United States over satellite radio communications. We currently must comply with FCC regulations with respect to:

     the licensing of our satellite system;

     preventing interference with or to other users of radio frequencies; and

     compliance with rules that the FCC has established specifically for U.S. satellites and rules that the FCC has established for providing a satellite radio service.

    On May 18, 1990, we proposed that the FCC establish a satellite radio service and applied for an FCC license. On March 3, 1997, the FCC adopted rules for the national satellite digital audio radio service (the 'FCC Licensing Rules'). Pursuant to the FCC Licensing Rules, an auction was held among the applicants on April 1 and 2, 1997. We were a winning bidder for one of two FCC licenses with a bid of approximately $83 million; XM was the other winning bidder for an FCC license with a bid of $89 million. After payment of the full amount by us, on October 10, 1997, the FCC's International Bureau issued us a license to place two satellites in geostationary orbit.

    Our FCC license was effective immediately; however, for a period of 30 days following the grant of the FCC license, parties that had filed comments or petitions to deny in connection with our license application were entitled to petition for reconsideration by the International Bureau or to request review of the decision by the full FCC. An application for review by the FCC was filed by Primosphere Limited Partnership, one of the low-bidding applicants in the auction. This petition requests, among other things, that the FCC adopt restrictions on foreign ownership, which were not applied in the license issued to us, and, on the basis of our ownership, overturn our license. On March 12, 2001, Primosphere Limited Partnership filed a petition in the United States Court of Appeals for the District of Columbia to require the FCC to act on its application to review our license. Although we believe the FCC will uphold our license, we cannot predict the ultimate outcome of any proceedings relating to this petition. If this petition is denied, Primosphere may file an appeal with the U.S. Court of Appeals which must find that the decision of the FCC was not supported by substantial evidence, or was arbitrary, capricious or unlawful to overturn the grant of our FCC license.

    In 1998, we decided to increase the number of satellites in our system from two to three and change our orbits from geostationary to inclined, elliptical geosynchronous, requiring modification of our FCC license. We filed an application with the FCC for this modification on December 11, 1998 and on March 9, 2001 the International Bureau of the FCC granted this modification. Our modification was effective immediately, however, parties that had filed comments in response to our modification application are entitled to petition for reconsideration by the International Bureau of the FCC to request review of the decision by the full FCC for a period of thirty days following the grant of a modification.

    Under the FCC Licensing Rules, we are required to meet specific progress milestones. We are required to:

     begin satellite construction within one year of the grant of our FCC license;

     launch and begin operating our first satellite within four years of the grant of our FCC license; and

     begin operating our entire system within six years of the grant of our FCC license.

    The failure to meet these milestones will render our FCC license null and void. On January 4, 2001, we notified the FCC that we launched all three of our satellites and were essentially ready to begin commercial operations. On
March 27, 1997, a third party requested reconsideration of the FCC Licensing Rules, seeking, among other things, that the time period allotted for these milestones be shortened. To date, the FCC has not responded to the petition for reconsideration. We cannot predict the outcome of this petition.

    The term of our FCC license is eight years, commencing from the date we certify to the FCC that our satellites have been successfully placed into orbit and have begun regular operations. Prior to expiration of the term, we will be required to apply for a renewal of our FCC license. Although we anticipate that, absent significant misconduct on our part, our FCC license will be renewed in due course to permit operation of our satellites for their useful lives, and that a license would be granted for any replacement satellites, we cannot assure you of this renewal or grant.

    In the future, any assignments or transfers of control of our FCC license must be approved by the FCC. We cannot assure you that the FCC would approve any transfers or assignments.

    In some areas with high concentrations of tall buildings, such as urban cores, or in tunnels, signals from our satellites will be blocked and reception will be adversely affected. In these cases, we plan to install terrestrial repeaters to enhance our service. The FCC has not yet established rules governing the construction and operation of terrestrial repeaters. A rulemaking on the subject was initiated by the FCC on March 3, 1997 and is still pending. Several comments were received by the FCC that sought to cause the FCC to adopt rules that would restrict the deployment of our terrestrial repeaters. On December 17, 1999, XM filed supplemental comments in this rulemaking and we filed supplemental comments in this rulemaking on January 18, 2000. On
February 22, 2000, the National Association of Broadcasters, the Wireless Communications Association and BellSouth Corporation filed comments on these filings. These comments seek to protect adjoining wireless services and ensure that we do not originate local programming through our terrestrial repeater network. On March 8, 2000, we filed a reply to these comments reaffirming that we do not intend to originate local programming through our terrestrial repeater network and denying that our repeater network will interfere with adjoining wireless services. Metricom, Inc., MCI WorldCom, Inc. and the Aerospace & Flight Test Radio Coordinating Council ('AFTRCC') also filed reply comments on March 8, 2000 seeking to protect adjoining wireless services, including flight test receivers. On March 22, 2000, we filed a supplemental reply to these reply comments reaffirming that our terrestrial repeater network will not interfere with wireless services in nearby spectrum. On October 12 2000, we filed a coordination agreement with the FCC that we reached with AFTRCC. On January 25, 2001, we and XM filed a proposed rule authorizing terrestrial repeaters for adoption by the FCC. In the interim, we have constructed and tested a number of terrestrial repeaters under a temporary experimental license, which will expire on July 1, 2005. We cannot predict the outcome or the timing of these FCC proceedings.

    Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM's system. On
February 16, 2000, we signed an agreement with XM to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our service and XM's service. We believe that this agreement, and our efforts with XM Satellite Radio to develop this unified standard, will satisfy the interoperability condition contained in our FCC license although we cannot assure you of this.

    The FCC has updated certain regulations and has proposed to update other regulations to govern the operations of new unlicensed devices that may generate radio energy in the part of the spectrum we use. The devices would be required to comply with FCC rules that prohibit these devices from causing harmful interference to an authorized radio service such as Sirius. If the FCC does not adopt adequate technical standards specifically applicable to these devices and use of these unlicensed devices becomes commonplace, it may be difficult for us to enforce our rights to use spectrum without interference from such unlicensed devices. We believe that the currently proposed FCC rules must be strengthened to ensure protection of the spectrum allocated for our operations. During 1998, 1999 and 2000, we filed comments and other written submissions to the FCC and met with FCC staff to express our concerns and protect our right to use our spectrum without interference from unlicensed devices. The FCC's failure to adopt adequate standards could have an adverse effect on reception of our service. We believe that the FCC will set adequate standards to prevent harmful interference, although we cannot assure you that it will do so.

    Our business operations as currently contemplated may require a variety of permits, licenses and authorizations from governmental authorities other than the FCC, but we have not identified any permit, license or authorization that we believe could not be obtained in the ordinary course of business. The Communications Act prohibits the issuance of a license to a foreign government or a representative of a foreign government, and contains limitations on the ownership of common carrier, broadcast and some other radio licenses by non-U.S. citizens. We are regulated as a private carrier, not a common carrier, by the FCC and are not a broadcast service. As such, the International Bureau of the FCC has determined that we are not bound by the foreign ownership provisions of the Communications Act. The FCC has before it a petition to apply the foreign ownership rules to satellite digital audio radio services, but has not acted on that petition. We believe that the FCC will not apply the foreign ownership rules to digital audio radio services but cannot assure you of that result. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment, without economic regulation.

    The foregoing discussion reflects the application of current communications law and FCC regulations to our service in the United States. Changes in law or regulations relating to communications policy or to matters affecting specifically our service could adversely affect our ability to retain our FCC license and obtain or retain other approvals required to provide our service or the manner in which our service is regulated. Further, actions of the FCC may be reviewed by U.S. federal courts and we cannot assure you that if challenged, these actions would be upheld.

THE SIRIUS TRADEMARK

    We have an application pending in the U.S. Patent and Trademark Office for the registration of the trademark 'Sirius' in connection with our service. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the 'Sirius' trademark in the United States in connection with our service.

PERSONNEL

    As of March 15, 2001, we had 180 employees. On December 31, 2001, we expect to have approximately 250 employees. The extent and timing of the increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is excellent.

CORPORATE INFORMATION

    Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license. On November 18, 1999, we changed our name again to Sirius Satellite Radio Inc. Our executive offices are located at 1221 Avenue of the Americas, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is siriusradio.com. Siriusradio.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

RISK FACTORS

    In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See 'Special Note Regarding Forward-Looking Statements'.

RADIOS FOR OUR SERVICE ARE NOT YET AVAILABLE

    Integrated circuits for our radios are not yet available. Integrated circuits which decode, process and output our signals are an essential component of radios capable of receiving our broadcasts. Samples of these integrated circuits being developed by Lucent have been shipped to certain radio manufacturers. Production quantities of these integrated circuits are expected to be shipped to radio manufacturers in the third quarter of this year, although the development of these integrated circuits has been delayed in the past, and could be delayed in the future, by circumstances beyond our control.

    We cannot assure you that Lucent will:

     deliver fully operable integrated circuits during the third quarter of this year or in sufficient quantities to meet the demand of radio manufacturers; or

     price these integrated circuits low enough to encourage widespread distribution of radios capable of receiving our service.

    We are dependent upon others to manufacture and distribute our radios. Following delivery of the integrated circuits for our radios, we expect various manufacturers to produce radios capable of receiving our broadcasts. However, we cannot assure you how quickly manufacturing will commence, the quantity of radios that will be manufactured or how quickly these radios will be distributed.

WE ARE NOT SURE THERE WILL BE A MARKET FOR SIRIUS

    Currently no one offers a commercial satellite radio service such as Sirius in the United States. As a result, our proposed market is new and untested, and we cannot reliably estimate the potential demand for this service or the degree to which our service will meet that demand. We cannot assure you that there will be sufficient demand for Sirius to enable us to achieve significant revenues or cash flow or profitable operations. Sirius will achieve or fail to gain market acceptance depending upon many factors beyond our control, including:

     the willingness of consumers to pay subscription fees to obtain satellite radio broadcasts;

     the cost, availability and consumer acceptance of radios capable of receiving our broadcasts;

     our marketing and pricing strategies and those of XM, our direct competitor;

     the development of alternative technologies or services; and

     general economic conditions.

OUR BUSINESS IS STILL IN THE DEVELOPMENT STAGE

    Historically, we have generated only losses. We are a development stage company. The service we will offer, Sirius, is still in development and we have never recognized any operating revenues or conducted any operations. Since our inception, we have concentrated on raising capital, obtaining required licenses, developing technology, strategic planning, market research and building our infrastructure. Our financial results from our inception on May 17, 1990 through December 31, 2000 are as follows:

     no revenues;

     net losses of approximately $269 million (including a net loss of $135 million during the twelve months ended December 31, 2000); and

     net losses applicable to common stockholders of approximately $444 million.

    We do not expect any revenues or EBITDA until commercial quantities of radios become available. We do not expect to generate any revenues from operations until commercial quantities of radios become available or to generate earnings before interest, taxes, depreciation and amortization ('EBITDA') until 2003, at the earliest. Our ability to generate revenues and EBITDA and achieve profitability will depend upon a number of factors, including:

     the manufacture and distribution by one or more consumer electronics manufacturers of radios capable of receiving our broadcasts;

     the manufacture and distribution by one or more automobile manufacturers of vehicles that include radios capable of receiving our broadcasts;

     the successful marketing and consumer acceptance of Sirius; and

     the timely receipt of all necessary regulatory authorizations.

    We cannot assure you that we will accomplish any of the above, that we will ever commence operations, that we will attain any particular level of revenues, that we will generate EBITDA or that we will achieve profitability.

WE NEED ADDITIONAL FINANCING TO OPERATE OUR SERVICE

    We need more money to continue implementing our business plan. We believe we will have sufficient funds to operate our business, including the completion of our terrestrial repeater network, through the middle of 2002 from our working capital at March 15, 2001. We will require additional funds to support our planned operations through the remainder of 2002 and thereafter until our revenues grow substantially. We will require more money than estimated if there are operating delays, cost overruns or other adverse developments.

    The funding required to develop a unified satellite radio standard could be significant. Under a joint development agreement between ourselves and XM, we are obligated to fund one-half of the development costs of the technologies used to develop a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one-half of the costs based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of the license fees or contribution that will be payable by XM or us under this joint development agreement or the size of the credits to XM and us from the use of our or their technology. This joint development agreement may require us to invest significant additional capital.

SUBSCRIBER TURNOVER COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

    We expect to experience some subscriber turnover, or churn. Since we have not commenced commercial operations yet, it is impossible to predict the amount of churn we will experience. In addition, we do not know whether we will be able to successfully retain customers who purchase or lease a new vehicle that includes a subscription to our service. Churn or our inability to retain customers who purchase or lease a new vehicle could adversely affect our financial performance and results of operations in the future.

SUBSCRIBER ACQUISITION COSTS COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE

    We may, and in certain cases have already agreed to, subsidize a portion of the costs of radios capable of receiving our broadcasts in order to attract subscribers to our service. We also are planning a large advertising campaign to introduce our service and to generate subscriptions to our service. Consequently, our subscriber acquisition costs could be significant. Our subscriber acquisition costs, both in the aggregate and on a per subscriber basis, may also increase if we determine that aggressive advertising, promotions or other marketing efforts are necessary to promote faster subscriber growth, respond to competition, or are otherwise advisable. These subscriber acquisition costs could adversely affect our financial performance and results of operations in the future.

WE FACE MANY FINANCING CHALLENGES AND CONSTRAINTS

    We face many challenges and constraints in financing our development and operations, including those listed below.

    Our debt instruments limit our ability to incur indebtedness. The indentures governing our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 and the agreement governing our term loan facility with Lehman Brothers Commercial Paper Inc. and Lehman Brothers Inc. limit our ability to incur additional indebtedness. In addition, we expect any future senior indebtedness to contain similar limits on our ability to incur additional indebtedness.

    A delay in introducing our service could hinder our ability to raise additional financing. Any delay in implementing our business plan would hurt our ability to obtain the additional financing we need by adversely affecting our expected results of operations and increasing our cost of capital. Several factors could delay us, including the following:

     delay in commercial availability of radios capable of receiving our broadcasts;

     failure of our vendors to perform as anticipated; and

     delays in obtaining additional authorizations from the FCC.

    We have previously experienced some delays in implementing our business plan. During any period of delay, we would continue to need significant amounts of cash to fund capital expenditures, administrative and overhead costs, contractual obligations and debt service. Accordingly, any delay could materially increase the aggregate amount of funds we need to break even from operations. Additional financing may not be available on favorable terms or at all during periods of delay.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST CONVENTIONAL RADIO STATIONS, THE OTHER HOLDER OF AN FCC LICENSE TO PROVIDE THIS SERVICE OR OTHER POTENTIAL PROVIDERS OF THIS SERVICE

    We will be competing with conventional radio stations, which, unlike Sirius:

     do not charge subscription fees;

     do not require users to purchase a separate radio; and

     often offer local information programming such as local news and traffic reports.

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

    Finally, one or more competitors, including XM, may design a satellite radio broadcast system that is superior to our system. The competitive factors listed above could materially adversely affect our results of operations. In addition, any delays in introducing our service also could place us at a competitive disadvantage relative to any competitor that begins operations before us.

SOME OBSTRUCTIONS WILL ADVERSELY AFFECT SIRIUS RECEPTION

    High concentrations of tall buildings, such as those found in large urban areas, tunnels and other obstructions will block the signals from our transmitting satellites. We plan to install terrestrial repeaters to rebroadcast Sirius in at least 56 urban areas to mitigate this problem. However, some areas with impediments to satellite line-of-sight may still experience 'dead zones.'

SATELLITES HAVE A LIMITED LIFE AND MAY FAIL IN ORBIT

    We expect that our satellites will last approximately 15 years, and that after this period their performance in delivering Sirius will deteriorate. We cannot assure you, however, of the useful life of any particular satellite. Our operating results would be adversely affected if the useful life of our satellites is significantly shorter than 15 years.

    The useful lives of our satellites will vary and will depend on a number of factors, including:

     expected gradual degradation of solar panels;

     quality of construction;

     amount of fuel on board;

     durability of component parts;

     random failure of satellite components, which could result in damage to or loss of a satellite; and

     in rare cases, damage or destruction by electrostatic storms or collisions with other objects in space.

    Space Systems/Loral has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced do not limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations. If a substantial number of additional circuit failures were to occur, the estimated useful life of our satellites could be reduced. We cannot assure you additional circuit failures will not occur or whether the useful life of our satellites will be reduced.

    If one of our three satellites fails in orbit and we are required to launch our spare satellite, our operations could be suspended for up to six months. If two or more of our satellites fail in orbit, our operations could be suspended for at least 16 months.

INSURANCE MAY NOT COVER ALL RISKS OF OPERATING SATELLITES

    Our insurance may not cover all of our losses and may not fully reimburse us for the following:

     expenditures for a satellite which fails to perform to specifications;

     damages from business interruption, loss of business and any related expenditures arising from satellite failures; and

     losses for which there are deductibles, exclusions and conditions.

    In addition, upon the expiration of our current policies, we may not be able to renew our insurance on favorable terms.

WE ARE SUBJECT TO CONTINUING AND DETAILED REGULATION BY THE FCC

    Our FCC license is being challenged. The FCC's International Bureau granted us an FCC license after we submitted a winning bid in an FCC auction. Primosphere Limited Partnership, one of the low bidders in that FCC auction, applied to have the full FCC review the grant of our FCC license. The application requests that the FCC adopt restrictions on foreign ownership and overrule the grant of our FCC license on the basis of our ownership. On March 12, 2001, Primosphere filed a petition in the United States Court of Appeals for the District of Columbia to require the FCC to act on its application to review our license. If the FCC denies this application, Primosphere may appeal to the U.S. Court of Appeals. We cannot predict the ultimate outcome of any proceedings relating to this application.

    We will need to renew our FCC license after eight years. The term of our FCC license is eight years, beginning on the date we certify to the FCC that our satellites have been successfully placed into orbit and have begun regular operations. When our FCC license expires, we must apply for a renewal. If the FCC does not renew our FCC license, we would be forced to cease providing service. We cannot assure you that we will obtain this renewal.

    We need FCC approval to operate our terrestrial repeaters. The FCC has not yet established rules governing the construction and operation of terrestrial repeaters on a commercial basis. The FCC initiated a rulemaking on the subject in March 1997 and received several comments urging the FCC to consider placing restrictions on the ability to deploy terrestrial repeaters. This rulemaking is still pending. Both we and XM filed supplemental comments in this rulemaking. On February 22, 2000, the National Association of Broadcasters, the Wireless Communications Association and BellSouth Corporation filed comments seeking to protect adjoining wireless services and to ensure that we do not originate local programming through our terrestrial repeater network. On March 8, 2000, we filed a reply to these comments reaffirming that we do not intend to originate local programming through our terrestrial repeater network and denying that our repeater network will interfere with adjoining wireless services. Metricom, Inc., MCI WorldCom, Inc. and AFTRCC also filed reply comments on March 8, 2000 seeking to protect adjoining wireless services, including flight test receivers. On March 22, 2000, we filed a supplemental reply to these reply comments reaffirming that our terrestrial repeater network will not interfere with wireless services in nearby spectrum. On October 12, 2000, we filed a coordination agreement with the FCC that we reached with AFTRCC. On January 25, 2001, XM and ourselves filed a proposed rule authorizing terrestrial repeaters for adoption by the FCC. In the interim, we have constructed a number of terrestrial repeaters under a temporary experimental license, which will expire on July 1, 2005. We cannot predict the outcome or the timing of these FCC proceedings.

    New devices may interfere with our service. The FCC has proposed regulations to allow new devices that may generate radio energy in the part of the spectrum we use. We believe the current proposed regulations for these devices do not contain adequate safeguards to prevent interference with services such as Sirius. If the FCC fails to adopt adequate technical standards specifically applicable to these devices and if the use of these devices becomes commonplace, we could experience difficulties enforcing our rights to use spectrum without interference from unlicensed devices. If the FCC fails to adopt adequate standards, the new devices could adversely affect reception of our service. Although we believe that the FCC will set adequate standards to prevent harmful interference, we cannot assure you that it will do so.

    We may be adversely affected by changing regulations. To provide our service, we must retain our FCC license and obtain or retain other requisite approvals. Our ability to do so could be affected by changes in laws, FCC regulations, international agreements governing communications policy generally or international agreements relating specifically to Sirius. In addition, the manner in which Sirius is offered or regulated could be affected by these changes.

    We may be adversely affected by foreign ownership restrictions. The Communications Act restricts ownership in some broadcasters by foreigners. If these foreign ownership restrictions were applied to us, we would need further authorization from the FCC if our foreign ownership were to exceed 25%. The order granting our FCC license determined that, as a private carrier, those restrictions do not apply to us. However, the order granting our FCC license stated that our foreign ownership status under the Communications Act could be questioned in a future proceeding. The pending appeal of the grant of our FCC license may bring the question of foreign ownership restrictions before the full FCC.

    We could be required to comply with public service regulations. The FCC has indicated that it may impose public service obligations on satellite radio service providers in the future, which could add to our costs or reduce our revenues. For example, the FCC could require satellite radio service providers to set aside channels for educational programming. We cannot predict whether the FCC will impose public service obligations or the impact that any of these obligations would have on our results of operations.

WE RELY ON OUR NATIONAL BROADCAST STUDIO

    We rely on our national broadcast studio in New York City for key operations, including the creation of our 50 music channels and the encryption and compression of our broadcast signal. Although we plan to establish redundant systems, these systems will require significant time and expenditures to become fully operational. If a natural or other disaster significantly damaged our national broadcast studio, our ability to provide our service would be suspended and our operating results would be materially and adversely effected.

OUR TECHNOLOGY MAY BECOME OBSOLETE

    We depend on technologies being developed by third parties to implement key aspects of our system. These technologies may become obsolete. We may be unable to obtain more advanced technologies on a timely basis or on reasonable terms, or our competitors may obtain more advanced technologies and we may not have access to these technologies.

WE MAY NOT BE ABLE TO MANAGE RAPID GROWTH

    We expect to experience significant and rapid growth in the scope and complexity of our business as we commence operations. We do not currently employ sufficient staff to handle all of our expected sales and marketing efforts. Although we have hired experienced executives in this area, we must hire additional employees before we begin commercial operations. This growth may strain our management and operational resources. Our results of operations could be materially adversely affected if we fail to do any of the following:

     develop and implement effective management systems;

     hire and train sufficient personnel to perform all of the functions necessary to effectively provide our service;

     manage our subscriber base and business; or

     manage our growth effectively.

CONSUMERS MAY STEAL OUR SERVICE

    Consumers may steal the Sirius signal. Although we use encryption technology to mitigate signal piracy, we do not believe that this technology is infallible. Accordingly, we cannot assure you that we can eliminate theft of the Sirius signal. Widespread signal theft could reduce the number of motorists willing to pay us subscription fees and materially adversely affect our results of operations.

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

ITEM 2. PROPERTIES

    On March 31, 1998, we signed a lease for the 36th and 37th floors and portions of the roof at 1221 Avenue of the Americas, New York, New York, to house our headquarters and national broadcast studio. We use portions of the roof for satellite transmission equipment and an emergency generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. We also have a right of first refusal, from and after October 8, 2001, to lease any full floor that becomes available on floors 27 through 37 of the building at fair market value. The initial annual rent is approximately $4.3 million, with specified increases and escalations based on operating expenses.

    On March 22, 2000, we signed a lease for the 32nd floor at 1221 Avenue of the Americas to house our engineering staff. The term of this lease commenced on August 1, 2000 and expires on December 31, 2002. Upon expiration of the lease for the 32nd floor, the lease will automatically extend to cover the 34th floor of the same building and will expire on the date our lease for the 36th and 37th floor terminates. The initial annual rent for this additional floor is approximately $2.7 million, with specified increases and escalations based on operating expenses.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

    The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below.

                                                              HIGH       LOW
                                                              ----       ---
Year ended December 31, 2000
    First Quarter...........................................   69 7/16   37
    Second Quarter..........................................   55 5/8    30
    Third Quarter...........................................   56 3/8    37
    Fourth Quarter..........................................   54 7/16   21 1/2

Year ended December 31, 1999
    First Quarter...........................................   38 5/8    20 1/2
    Second Quarter..........................................   32        19 1/2
    Third Quarter...........................................   38 1/2    24 3/4
    Fourth Quarter..........................................   48 1/2    23 1/8

    On March 23, 2001, the closing bid price of our common stock on the Nasdaq National Market was $13 3/8 per share. On March 23, 2001, there were approximately 353 record holders of our common stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The agreements governing our debt and the instruments governing our preferred stock contain provisions that limit our ability to pay dividends on our common stock. See Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

    Recent Sales of Unregistered Securities. On November 2, 1998, we sold 5,000,000 shares of our common stock to Prime 66 Partners, L.P. for an aggregate purchase price of $100 million. In connection with this sale, we paid an aggregate of $2 million in fees to investment banking firms. The proceeds from this sale of our common stock was used for general corporate purposes.

    On December 23, 1998, we sold 1,281,269 shares of our 9.2% Series A Junior Preferred Stock to Apollo Investment Fund IV, L.P. and 68,731 shares of our 9.2% Series A Junior Preferred Stock to Apollo Overseas Partners IV, L.P. for an aggregate purchase price of $135 million. In connection with this sale, we paid an aggregate $5.15 million in fees to investment banking firms. Each share of our 9.2% Series A Junior Preferred Stock is convertible into shares of our common stock at a price of $30 per share. The proceeds from this sale of our 9.2% Series A Junior Preferred Stock was used for general corporate purposes.

    On January 31, 2000, we sold 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to certain affiliates of The Blackstone Group, L.P. for an aggregate purchase price of $200 million. In connection with this sale, we paid an aggregate of $7 million in fees to an investment banking firm. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into shares of our common stock at a price of $34 per share. The proceeds from this sale of our 9.2% Series D Junior Cumulative Convertible Preferred Stock was used for general corporate purposes.

    On February 1, 2000, we sold 2,290,322 shares of our common stock to DaimlerChrysler Corporation for an aggregate purchase price of approximately $100 million. We did not pay any amounts to investment banking firms in connection with this sale. The proceeds from this sale of our common stock was used for general corporate purposes.

    These sales were exempt from registration under the Securities Act of 1933, as amended (the 'Securities Act'), by virtue of Section 4(2) thereof. We determined that Prime 66 Partners, L.P., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., The Blackstone Group, L.P. and its affiliates and DaimlerChrysler Corporation had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of purchasing shares of our convertible preferred stock and our common stock.
We did not sell the shares of convertible preferred stock or common stock by any form of general solicitation or general advertising, and we determined that each of Prime 66 Partners, L.P., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., The Blackstone Group, L.P. and their affiliates and DaimlerChrysler Corporation were acquiring these shares for their own accounts and with no intention of distributing or reselling them. In addition, prior to these sales, we provided each of Prime 66 Partners, L.P., Apollo Investment Fund IV, L.P., Apollo Overseeas Partners IV, L.P., The Blackstone Group, L.P. and their affiliates and DaimlerChrysler Corporation with reports we filed with the Securities and Exchange Commission, and other information, as contemplated by Rule 502 under the Securities Act, and we afforded each of them an opportunity to ask questions concerning the information provided to them and to obtain any other information concerning us.

    As of December 31, 2000, we had acquired $62,914,000 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for 2,557,803 shares of our common stock. These transactions were negotiated by us directly with existing holders of our 8 3/4% Convertible Subordinated Notes due 2009 and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The issuance of our common stock in these transactions was exempt from registration under the Securities Act by virtue of the exemption contained in Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data set forth below with respect to the statements of operations for the years ended December 31, 1998, 1999 and 2000 and with respect to the balance sheets at December 31, 1999 and 2000 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent accountants, included in Item 8 of this report. Our selected consolidated financial data with respect to the balance sheets at December 31, 1996, 1997 and 1998 and with respect to the statement of operations data for the years ended December 31, 1996 and 1997, are derived from our audited consolidated financial statements, which are not included in this report. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                          STATEMENT OF OPERATIONS DATA

                                                                                        CUMULATIVE
                                                                                      FOR THE PERIOD
                                                                                       MAY 17, 1990
                                            YEAR ENDED DECEMBER 31,                 (DATE OF INCEPTION)
                              ---------------------------------------------------     TO DECEMBER 31,
                               1996      1997       1998       1999       2000             2000
                               ----      ----       ----       ----       ----      -------------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues..........  $ --      $ --      $  --      $  --      $  --            $  --
Net loss....................  $(2,831)  $(4,737)  $(48,396)  $(62,822)  $(134,744)       $(269,235)
Net loss per share (basic
  and diluted)..............  $  (.29)  $  (.41)  $  (2.70)  $  (2.57)  $   (3.46)
Weighted average common
  shares outstanding (basic
  and diluted)..............    9,642    11,626     17,932     24,470      38,889

                               BALANCE SHEET DATA

                                                               DECEMBER 31,
                                         --------------------------------------------------------
                                           1996       1997       1998        1999         2000
                                           ----       ----       ----        ----         ----
                                                              (IN THOUSANDS)
Cash and cash equivalents..............  $  4,584   $    900   $150,190   $   81,809   $   14,397
Restricted investments, at amortized
  cost.................................  $  --      $  --      $  --      $   67,454   $   41,510
Marketable securities, at market.......  $  --      $169,482   $115,433   $  317,810   $  129,153
Working capital........................  $  4,442   $170,894   $180,966   $  303,865   $  143,981
Total assets...........................  $  5,065   $323,808   $643,880   $1,206,612   $1,323,582
Long-term notes payable................  $  --      $131,387   $153,033   $  488,690   $  472,602
Convertible preferred stock............  $  --      $176,025   $294,510   $  362,417   $  443,012
Deficit accumulated during development
  stage................................  $(18,536)  $(23,273)  $(71,669)  $ (134,491)  $ (269,235)
Stockholders' equity(1)................  $  4,898   $ 15,980   $ 77,953   $  134,179   $  290,483

---------

(1) No cash dividends were declared or paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in any forward-looking statements due to a number of factors, including those set forth under 'Business -- Risk Factors' and elsewhere in this report. See 'Special Note Regarding Forward-Looking Statements.'

    (All dollar amounts referenced below are in thousands, unless otherwise stated)

OVERVIEW

    Sirius Satellite Radio Inc. was organized in May 1990 and is in its development stage. Our principal activities to date have included:

     developing our technology;

     obtaining regulatory approval for our service;

     constructing four satellites;

     launching three satellites;

     constructing our national broadcast studio;

     acquiring content for our programming;

     constructing our terrestrial repeater network;

     developing radios capable of receiving our broadcasts;

     strategic planning;

     market research;

     recruiting our management; and

     securing financing for capital expenditures and working capital.

    We will require additional funds for working capital, interest on borrowings, acquisition of programming, financing costs and operating expenses until some time after we commence commercial operations. We cannot assure you that we will ever commence commercial operations, attain any particular level of revenues or achieve profitability.

    Upon commencing commercial operations, we expect our primary source of revenues to be subscription fees. We anticipate that our subscription fee will be $9.95 per month, with a one time activation fee per subscriber. We also expect our subscription to be included in the sale or lease of certain new vehicles. In addition, we expect to derive revenues from directly selling or bartering limited advertising on our non-music channels.

    The operating expenses associated with our service will consist primarily of marketing and sales costs, costs to acquire programming, expenses of maintaining our satellites and broadcasting systems and general and administrative costs. Costs to acquire programming include payments to build and maintain an extensive music library and royalty payments for broadcasting music. As of March 15, 2001, we had 180 employees. We expect that we will have approximately 250 employees on December 31, 2001.

    We received title to our satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. We expect our fourth, spare, satellite to be delivered to ground storage in August 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    We had net losses of $134,744 and $62,822 for the years ended December 31, 2000 and 1999, respectively. Our total operating expenses were $125,634 and $63,518 for the years ended December 31, 2000 and 1999, respectively.

    Engineering design and development costs were $71,000 and $33,134 for the years ended December 31, 2000 and 1999, respectively. These engineering costs represented primarily payments to Lucent (38%) and other radio development and manufacturing partners (33%) in 2000 and payments to Lucent in 1999. The increase in costs in the 2000 period resulted primarily from the increased activity in our radio development effort as we prepared to launch our service.

    General and administrative expenses increased for the year ended
December 31, 2000 to $54,634 from $30,384 for the year ended December 31, 1999. General and administrative expenses increased principally due to the growth of our workforce, expenses in connection with stock and stock options granted to employees and consultants and in-orbit insurance for our three satellites. The major components of general and administrative expenses in 2000 were salaries and employment related costs (39%), marketing costs (14%) and rent and occupancy costs (13%), while in 1999 the major components were salaries and employment related costs (32%), marketing costs (14%) and rent and occupancy costs (18%). The remaining portion of general and administrative expenses (34% in 2000 and 36% in 1999) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in either 2000 or 1999.

    The increase in interest and investment income to $24,485 for the year ended December 31, 2000 from $17,502 for the year ended December 31, 1999 was the result of improved performance of our investments in U.S. government securities and commercial paper issued by major U.S. corporations with high credit ratings. The improved performance of these securities was due to higher rates of interest during 2000.

    Interest expense was $33,595 for the year ended December 31, 2000 and $16,806 for the year ended December 31, 1999, net of capitalized interest of $63,728 and $56,567, respectively. Gross interest expense increased by $23,950 and capitalized interest increased by $7,161 during 2000. Gross interest expense and capitalized interest for 2000 increased due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999, which were outstanding throughout 2000 but during only a portion of 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    We had net losses of $62,822 and $48,396 for the years ended December 31, 1999 and 1998, respectively. Our total operating expenses were $63,518 and $39,079 for the years ended December 31, 1999 and 1998, respectively.

    Engineering design and development costs were $33,134 and $2,150 for the years ended December 31, 1999 and 1998, respectively. These engineering costs for the year ended December 31, 1999 represented primarily payments to Lucent.

    General and administrative expenses increased for the year ended
December 31, 1999 to $30,384 from $11,247 for the year ended December 31, 1998. General and administrative expenses increased principally due to occupancy of our national broadcast studio and the growth of our management team and workforce. The major components of general and administrative expenses in 1999 were salaries and employment related costs (32%), rent and occupancy costs (18%) and legal and regulatory costs (10%), while in 1998 the major components were salaries and employment related costs (29%), rent and occupancy costs (20%) and legal and regulatory costs (17%). The remaining portion of general and administrative expenses (40% in 1999 and 34% in 1998) consisted of other costs such as insurance, consulting, travel, depreciation and supplies, with only marketing (14%) exceeding 10% of the total in 1999 and no amount exceeding 10% of the total in 1998.

    The increase in interest and investment income to $17,502 for the year ended December 31, 1999 from $7,250 for the year ended December 31, 1998 was the result of higher average balances of cash, marketable securities and restricted investments during 1999. The higher average balances of cash, marketable securities and restricted investments during 1999 were due to the investment throughout the year of proceeds from financing activities in 1999, including the issuance of our 14 1/2% Senior Secured Notes due 2009, our 8 3/4% Convertible Subordinated Notes due 2009, our 9.2% Series B Junior Cumulative Convertible Preferred Stock and 3,450,000 shares of our common stock.

    Interest expense was $16,806 for the year ended December 31, 1999 and $14,272 for the year ended December 31, 1998, net of capitalized interest of $56,567 and $16,243, respectively. Gross interest expense increased by $42,858 and capitalized interest increased by $40,324 during 1999. Gross interest expense and capitalized interest for 1999 increased due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, we had cash, cash equivalents, marketable securities and restricted investments totaling $185,060 and working capital of $143,981 compared with cash, cash equivalents, marketable securities and restricted investments totaling $467,073 and working capital of $303,865 at December 31, 1999.

    Funding Requirements. We entered into a satellite contract with Space Systems/Loral to build and launch the satellites necessary to transmit our service. The Loral satellite contract requires Space Systems/Loral to:

     construct, launch and deliver three satellites in-orbit and checked-out;

     construct a fourth satellite for use as a ground spare; and

     deliver $15,000 of long-lead time parts for a possible fifth satellite.

We are committed to make aggregate payments of approximately $745,890 under the Loral satellite contract. As of December 31, 2000, $674,080 of this obligation had been satisfied. Under the Loral satellite contract, with the exception of a payment made to Space Systems/Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in October 2004. Our future payments due to Space Systems/Loral are as follows: $21,810 in 2001, $0 in 2002, $25,000 in 2003 and $25,000 in 2004.

    The amount and timing of our actual cash requirements will depend upon numerous factors, including timing of construction of our fourth satellite and completion of our terrestrial repeater network, costs associated with the design and development of chip sets and radios, the rate of growth of our business after we commence service, costs of financing and the possibility of unanticipated costs. We will require additional funds if there are delays, cost overruns, unanticipated expenses, satellite losses or impairments or shortfalls in our estimated levels of operating cash flow.

    Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity securities.

    As of March 15, 2001, we had received a total of approximately $1,103,500 in equity capital as a result of the following transactions:

     the sale of shares of our common stock (net proceeds of approximately $22,000) prior to the issuance of our FCC license in October 1997;

     the sale of 5,400,000 shares of our 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all the outstanding shares of our 5% Delayed Convertible Preferred Stock) (all shares of our 10 1/2% Series C Convertible Preferred Stock have since been converted into shares of our common stock);

     the sale of 4,955,488 shares of our common stock (net proceeds of approximately $71,000) in 1997;

     the sale of 5,000,000 shares of our common stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998;

     the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the 'Apollo Investors') (net proceeds of approximately $129,000) in December 1998;

     the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors (net proceeds of approximately $63,000) in November 1999;

     the sale of 3,450,000 shares of our common stock in an underwritten public offering (net proceeds of approximately $78,000) in September and October 1999;

     the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to affiliates of The Blackstone Group L.P. (net proceeds of approximately $192,000) in January 2000;

     the sale of 2,290,322 shares of our common stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000; and

     the sale of 11,500,000 shares of our common stock in an underwritten public offering (net proceeds of approximately $229,500) in February 2001.

    As of March 15, 2001, we had received a total of approximately $443,000 in net proceeds from the following public debt offerings:

     12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3 in an underwritten public offering (net proceeds of approximately $116,000) in November 1997. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003.

     200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase
     4.189 shares of our common stock (as of March 15, 2001) in an underwritten public offering (net proceeds of approximately $190,000) in May 1999. The warrants are exercisable through May 15, 2009 at an exercise price of $24.92 per share (as of March 15, 2001). We invested approximately $79,300 of the net proceeds from this offering in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest due on the 14 1/2% Senior Secured Notes due 2009 through May 15, 2002.

     $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000) in September 1999. In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to the underwriters of that offering in connection with their over-allotment option (net proceeds of approximately $18,000).

The indentures governing our 14 1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness. These notes are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. As of December 31, 2000, we had acquired $62,914 principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock.

    On September 23, 1999, the SEC declared effective a shelf registration statement pursuant to which we could offer $500,000 aggregate principal amount of debt securities, preferred stock, common stock and warrants to the public. As of March 15, 2001, we had issued $470,638 of common stock and convertible subordinated notes under this registration statement.

    Space Systems/Loral has deferred a total of $50,000 of payments under the Loral satellite contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral satellite contract is delayed beyond the date set forth in the Loral satellite contract. Our fourth, spare, satellite was originally expected to be delivered to ground storage in October 2000 and now is expected to be delivered to ground storage in August 2001. As a result of this delay, we do not expect to make any required payments with respect to these deferred amounts until April 2003, at the earliest. As security for these deferred payments, we have granted Space Systems/Loral a security interest in our terrestrial repeater network.

    On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ('LCPI') and Lehman Brothers Inc. which provided us a term loan facility in the aggregate principal amount of $150,000. On March 7, 2001, after satisfaction of the conditions to borrowing, including a demonstration of our broadcast system, we borrowed $150,000 of term loans under this agreement. These term loans bear interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. These term loans are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our contract rights under the Loral satellite contract relating to our fourth, spare, satellite. The proceeds of these term loans will be used for working capital, capital expenditures and general corporate purposes.

    The term loans mature in quarterly installments, commencing on March 31, 2003, in an amount equal to the percentage set forth below of the aggregate principal amount of the loans:

INSTALLMENT DATE                                              PERCENTAGE
----------------                                              ----------
March 31, 2003..............................................     0.25
June 30, 2003...............................................     0.25
September 30, 2003..........................................     0.25
December 31, 2003...........................................     0.25
March 31, 2004..............................................     2.25
June 30, 2004...............................................     2.25
September 30, 2004..........................................     2.25
December 31, 2004...........................................     2.25
March 31, 2005..............................................    22.50
June 30, 2005...............................................    22.50
September 30, 2005..........................................    22.50
December 31, 2005...........................................    22.50

    We may prepay the term loans in whole or in part from time to time. Prepayment prior to March 7, 2004, must be accompanied by a specified prepayment penalty. We must prepay the term loans:

     with the net proceeds of certain incurrences of indebtedness;

     with the proceeds of asset sales, subject to certain exceptions; and

     commencing with the fiscal year ending December 31, 2002, with excess cash.

    The term loan facility contains customary covenants and events of default for a senior secured bank loan. These covenants restrict our ability to issue additional debt and engage in certain activities.

    In connection with this term loan facility, we placed into escrow, for the benefit of LCPI, 2,100,000 warrants, each to purchase one share of our common stock at an exercise price of $29.00 per share. Of these warrants, 1,575,000 are vested and have been released from escrow and the remaining 525,000 will vest only under certain conditions relating to the performance of our 14 1/2% Senior Secured Notes due 2009.

    Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are convertible into shares of our common stock at a price of $30.00 per share. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters on which the holders of our common stock have the right to vote. Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock:

     are callable by us beginning November 15, 2001 at a price of 100% if the current market price (as defined in the certificates of designation of the 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2%
     Series B Junior Cumulative Convertible Preferred Stock) of our common stock exceeds $60.00 per share for a period of 20 consecutive trading days;

     will be callable in all events beginning November 15, 2003 at a price of 100%; and

     must be redeemed by us on November 15, 2011.

    Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are convertible into shares of our common stock at a price of $34.00 per share. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2%
Series D Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our common stock have the right to vote. Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock:

     are callable by us beginning December 23, 2002 at a price of 100% if the current market price (as defined in the certificate of designation of the 9.2% Series D Junior Cumulative Convertible Preferred Stock) of our common stock exceeds $68.00 per share for a period of 20 consecutive trading days;

     will be callable in all events beginning December 23, 2004 at a price of 100%; and

     must be redeemed by us on November 15, 2011.

    On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock that we would redeem these securities on April 12, 2000. All of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock were exercised and all of the outstanding shares of 10 1/2% Series C Convertible Preferred Stock (including those shares received upon exercise of such warrants) were converted into shares of our common stock.

    As of March 15, 2001, we had sufficient funds to operate our business through the middle of 2002. We will require additional funds to support our planned operations through the remainder of 2002 and thereafter until our revenues grow substantially. We plan to fund our additional capital needs through the issuance of debt and equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements contained in Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding our directors and executive officers as of December 31, 2000 is provided below.

                NAME                   AGE               POSITIONS WITH THE COMPANY
                ----                   ---               --------------------------
David Margolese......................  43    Chairman of the Board and Chief Executive Officer
Robert D. Briskman(1)................  68    Executive Vice President, Engineering and Director
Joseph S. Capobianco.................  51    Senior Vice President, Content
Dr. Mircho Davidov...................  54    Senior Vice President, Engineering
Patrick L. Donnelly..................  39    Senior Vice President, General Counsel & Secretary
Lawrence F. Gilberti(2)(3)...........  50    Director
Joseph V. Vittoria(2)(3).............  66    Director
Ralph V. Whitworth(2)(3).............  45    Director

---------

(1) Mr. Briskman retired as our Executive Vice President, Engineering, and a Director on March 15, 2001. His services will continue to be available to us as a consultant until March 15, 2004.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

    DAVID MARGOLESE has served as Chairman of the Board and Chief Executive Officer since August 1993, and as a director since August 1991. Prior to his involvement with us, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Rogers Communications Inc. in 1989, and Canadian Telecom Inc., Canada's national paging company, serving as that company's president until the company's sale in 1987.

    ROBERT D. BRISKMAN is our co-founder and served as Executive Vice President, Engineering, and as a director since October 1991. Before 1986, during his 22-year career at Communications Satellite Corporation, a satellite communications company, he was responsible for the engineering and implementation of numerous major satellite systems, including ITALSAT, ARABSAT and CHINASAT. Mr. Briskman was one of the early engineers hired at NASA in 1959, and received the APOLLO Achievement Award for the design and implementation of the Unified S-Band System. He is past chairman of the IEEE Standards Board, past president of the Aerospace and Electronics Systems Society and served on the industry advisory council to NASA. He is the Telecommunications Editor of McGraw-Hill's Encyclopedia of Science and Technology and is a recipient of the IEEE Centennial Medal.

    JOSEPH S. CAPOBIANCO has served as Senior Vice President, Content, since April 1997. From 1981 to April 1997, he was an independent consultant providing programming, production, marketing and strategic planning consulting services to media and entertainment companies, including Home Box Office, a cable television service and a subsidiary of Time Warner Entertainment Company, L.P., and ABC Radio. From May 1990 to February 1995, he served as vice president of programming at Music Choice, which operates a 40-channel music service available to subscribers to DIRECTV and is partially owned by Warner Music Group Inc., Sony Entertainment Inc. and EMI.

    DR. MIRCHO DAVIDOV has served as Senior Vice President, Engineering, since April 2000. From 1995 to 2000, he was vice president at Hughes Network Systems, a provider of satellite and wireless communications equipment, managing various programs, including the development of hand held terminals for THURAYA, a mobile satellite communication system. Prior to his employment with Hughes, Dr. Davidov held a number of technical positions at various companies, including TCSI Group, CellNet and Oak Industries.

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

    LAWRENCE F. GILBERTI has been a director since September 1993 and served as our Secretary from November 1992 until May 1998. Since December 1992, he has been the Secretary and sole director, and from December 1992 to September 1994 was the President, of Satellite CD Radio, Inc., our subsidiary which holds our FCC license. Mr. Gilberti is a partner in the law firm of Reed Smith LLP and has provided legal services to us since 1992. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner Harding. Mr. Gilberti is a member of the Audit and Compensation Committees of our board of directors.

    JOSEPH V. VITTORIA has been a director since April 1998. Since March 2000, Mr. Vittoria has served as Executive Chairman of Travel Services International, Inc. and from 1997 to February 2000 he was Chairman and Chief Executive Officer of that company. Since 1997, Mr. Vittoria has served as a member of the Board of Overseers of Columbia Business School. From September 1987 to February 1997,
Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., one of the world's largest rental car companies, and served as its President and Chief Operating Officer during the prior five years. Mr. Vittoria also serves on the boards of Resort Quest Inc. and Carey International, Inc. He is Chairman of Transmedia Asia, Inc. and of Puradyn Filter Technologies, Inc. Mr. Vittoria is a member of the Audit and Compensation Committees of our board of directors.

    RALPH V. WHITWORTH has been a director since March 1994. Mr. Whitworth has been a principal and managing member at Relational Investors LLC, a private investment company, since March 1996, and a partner in Batchelder & Partners, Inc., a financial advisory firm, since January 1997. Since April 1998, he has also been Chairman of Apria Healthcare Group, Inc., a home-health company. From August to November 1999, he was Chairman of Waste Management, Inc., a provider of integrated waste management services. From August 1988 to December 1996, he was President of Whitworth and Associates, a Washington, D.C.-based consulting firm. Mr. Whitworth is also a director of Mattel, Inc., Waste Management, Inc. and Tektronix, Inc. Mr. Whitworth is a member of the Audit and Compensation Committees of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

    The table below shows the compensation for the last three years for our Chairman and Chief Executive Officer and the four next highest paid executive officers at the end of 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                ANNUAL COMPENSATION             COMPENSATION
                                         ----------------------------------     ------------
                                                                                 NUMBER OF
                                                                                 SECURITIES
                                                               OTHER ANNUAL      UNDERLYING       ALL OTHER
                                         SALARY     BONUS      COMPENSATION       OPTIONS      COMPENSATION(1)
NAME AND PRINCIPAL POSITION       YEAR      $         $             $                #                $
---------------------------       ----   -------   -------     ------------     ------------   ---------------
David Margolese ................  2000   500,000   500,000(2)     --                --             10,500
 Chairman of the Board and        1999   450,000     --           --             2,500,000         10,000
  Chief Executive Officer         1998   400,000     --           --                --             10,000

Robert D. Briskman .............  2000   310,000   310,000(2)    398,512(6)         50,000         10,500
 Executive Vice President,        1999   280,000    40,000(3)     --               150,000         10,000
  Engineering                     1998   260,000    25,000(3)     --                57,500         10,000

Joseph S. Capobianco ...........  2000   269,135   275,000(2)     --                50,000         10,500
 Senior Vice President, Content   1999   241,667     --           --               100,000         10,000
                                  1998   218,125     --           --                25,000          9,200

Dr. Mircho Davidov(4) ..........  2000   216,667   312,500        --               300,000          --
 Senior Vice President,           1999     --        --           --                --              --
  Engineering                     1998     --        --           --                --              --

Patrick L. Donnelly(5) .........  2000   310,417   323,000(2)     --                75,000         10,500
 Senior Vice President, General   1999   277,500     --           --               215,000         10,000
  Counsel & Secretary             1998   162,500     --           --               110,000          --

                                                        (footnotes on next page)

(footnotes from previous page)

(1) Represents matching contributions by us under our 401(k) Savings Plan. These amounts were paid in the form of common stock.

(2) In February 2000, we also paid Mr. Margolese a bonus of $500,000,
    Mr. Briskman a bonus of $100,000, Mr. Capobianco a bonus of $150,000 and Mr. Donnelly a bonus of $290,000. Each of these bonuses was awarded by our board of directors in recognition of the executive's efforts in securing our alliances with DaimlerChrysler and BMW.

(3) Amount represents bonus award for obtaining patents.

(4) Dr. Davidov became an executive officer in April 2000.

(5) Mr. Donnelly became an executive officer in May 1998.

(6) Represents amount realized by Mr. Briskman in connection with his exercise of incentive stock options.

                              -------------------
    The following table sets forth certain information for the fiscal year ended December 31, 2000, with respect to options granted to individuals named in the summary compensation table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                     POTENTIAL REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL RATE OF
                                                                                                      STOCK PRICE APPRECIATION
                                                                                                                 FOR
                                                       INDIVIDUAL GRANTS                                     OPTION TERM
                               ------------------------------------------------------------------   --------------------------
                                                       PERCENT OF
                               NUMBER OF SECURITIES   TOTAL OPTIONS
                                UNDERLYING OPTIONS     GRANTED TO     EXERCISE PRICE   EXPIRATION
            NAME                     GRANTED            EMPLOYEES       ($/SHARE)         DATE          5%($)          10%($)
            ----               --------------------   -------------   --------------   ----------   -------------   -----------
David Margolese..............          --                  --             --            --            --                --
Robert D. Briskman...........         50,000               2.5%          21.500         12/18/10        676,062       1,713,273
Joseph S. Capobianco.........         50,000               2.5%          21.500         12/18/10        676,062       1,713,273
Dr. Mircho Davidov...........        250,000              14.8%          31.875         05/15/10      5,011,504      12,700,135
                                      50,000                             21.500         12/18/10        676,062       1,713,273
Patrick L. Donnelly..........         25,000               3.7%          40.875         01/12/10        642,652       1,628,606
                                      50,000                             21.500         12/18/10        676,062       1,713,273

    The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the summary compensation table above as of December 31, 2000. Also reported are the values for 'in-the-money' stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 29, 2000 ($29.9375 share).

                                                            NUMBER OF SECURITIES
                                                                 UNDERLYING               VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                             AT FISCAL YEAR-END          AT FISCAL YEAR-END ($)
                      SHARES ACQUIRED      VALUE         ---------------------------   ---------------------------
        NAME            ON EXERCISE     REALIZED ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----          ---------------   ------------     -----------   -------------   -----------   -------------
David Margolese......          0                0         2,370,000       830,000      16,031,250        --
Robert D. Briskman...     11,678          398,512(1)        256,322       182,000       5,754,758        793,125
Joseph S.
  Capobianco.........          0                0            87,000       163,000       1,232,813      1,033,438
Dr. Mircho Davidov...          0                0            --           300,000          --            421,875
Patrick L.
  Donnelly...........          0                0           100,000       300,000          92,813        885,938

---------

(1) Represents amount realized by Mr. Briskman in connection with his exercise of incentive stock options.

EMPLOYMENT AGREEMENTS

    We are a party to an employment agreement with each of Messrs. Margolese, Briskman, Capobianco and Donnelly and Dr. Davidov (the 'Employment Agreements').

MR. MARGOLESE

    Effective January 1, 1999, we entered into a agreement to employ David Margolese as our Chairman and Chief Executive Officer for a term of five years. The employment agreement provides for an annual base salary of $500,000 in 2000 and increases of $50,000 for each year thereafter. We also granted to Mr. Margolese an option to purchase 1,800,000 shares of common stock at $31.25 per share, all of which are fully vested and exercisable as of January 1, 2001. In accordance with his estate plan, Mr. Margolese expects to adopt a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to dispose of a portion of the shares of common stock he beneficially owns over a number of years in a regular manner.

    If Mr. Margolese is terminated without 'Cause' or resigns for 'Good Reason' (each as defined in his employment agreement), we are obligated to pay
Mr. Margolese the sum of $5,000,000. If following the occurrence of a 'Change of Control' (as defined in the employment agreement), Mr. Margolese is terminated for any reason (including resignation by Mr. Margolese for Good Reason), we are obligated to pay to Mr. Margolese the sum of $8,000,000 plus an amount equal to any excise taxes Mr. Margolese is required to pay solely as a result of the acceleration of the vesting of options and such additional amounts as are necessary to place Mr. Margolese in the same financial position he would have been in if such excise taxes were not imposed. Under the terms of his employment agreement, Mr. Margolese may not (a) disclose any of our proprietary information or (b) during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

MR. BRISKMAN

    Effective December 31, 1999, we entered into an agreement to employ Robert
D. Briskman as Executive Vice President, Engineering, until his retirement. Pursuant to this agreement, during 2000, we paid Mr. Briskman a base salary of $310,000.

    Upon Mr. Briskman's retirement on March 15, 2001, we entered into a three year consulting agreement with him. Mr. Briskman will assist us in obtaining all remaining licenses required from the FCC, representing us before the FCC in other matters, supervising the construction and delivery of our fourth, spare, satellite, developing a unified system for satellite radios and such other matters as we reasonably request. Under this consulting agreement, we pay
Mr. Briskman a consulting fee and have agreed to provide Mr. Briskman and his wife medical insurance, on the same terms as provided to our executive officers from time to time, for the rest of their lives. Pursuant to this agreement, Mr. Briskman may not disclose any of our proprietary information or enter into the employment of, render services to, or otherwise assist, any person or entity engaged in any operations in North America involving the transmission of radio entertainment programming in competition with us or that competes, or is likely to compete, with any other aspect of our business as conducted on the date his consulting arrangement terminates.

MESSRS. CAPOBIANCO AND DONNELLY

    On March 28, 2000, we entered into employment agreements with Joseph S. Capobianco to serve as our Senior Vice President, Content, and Patrick L. Donnelly, to serve as our Senior Vice President, General Counsel & Secretary. The agreement with Mr. Capobianco replaced an employment agreement expiring on April 16, 2000 and the agreement with Mr. Donnelly replaced an employment agreement expiring on May 18, 2001. Both of these agreements expire on March 28, 2003.

    Pursuant to these agreements, in 2000 we paid Mr. Capobianco an annualized base salary of $275,000 and Mr. Donnelly an annualized base salary of $290,000. These base salaries are subject to increase from time to time by our board of directors. Pursuant to these agreements, if the executive's employment is terminated, except by us for 'Cause' (as defined in the employment agreements) or by the executive voluntarily, we are obligated to pay him an amount equal to the sum of his annual salary and the annual bonus last paid to him. Under these agreements, neither Mr. Capobianco nor Mr. Donnelly may disclose any of our proprietary information or, for two years following the termination of his employment (or, in the event he has been terminated without Cause or has resigned for 'Good Reason' (as defined in the employment agreements), for one year following such termination without Cause or resignation for 'Good Reason'), enter into the employment of, render services to, or otherwise assist, certain of our competitors.

DR. DAVIDOV

    On April 17, 2000, we entered into an employment agreement with Dr. Mircho Davidov to serve as our Senior Vice President, Engineering, for three years. This agreement provides for an annual base salary of $325,000, subject to increase from time to time by our board of directors. In connection with this agreement, we granted Dr. Davidov options to purchase 250,000 shares of our common stock at $31.875 per share. These options become exercisable in increments of 62,500 shares on each of May 15, 2001, May 15, 2002, May 15, 2003 and May 15, 2004. We also granted Dr. Davidov 40,000 restricted shares of common stock to replace unvested stock options from his previous employer which terminated as a result of his becoming employed by us. The restrictions applicable to 35,000 shares of common stock lapse on May 1, 2001, the restrictions applicable to 3,500 shares of common stock lapse on May 1, 2002 and the restrictions applicable to the remaining 1,500 shares of common stock lapse on May 1, 2003. Any unvested stock options will vest and become exercisable, and any restrictions applicable to the restricted stock will lapse, upon the termination of Dr. Davidov's employment for any reason other than 'Cause' (as defined in the employment agreement) or if Dr. Davidov voluntarily terminates his employment. If Dr. Davidov's employment is terminated, except by us for 'Cause' or by Dr. Davidov voluntarily, we are obligated to pay him an amount equal to the sum of his annual salary and the annual bonus last paid to him.

    We have also agreed to provide Dr. Davidov retirement payments in certain circumstances related to the value of his stock options. If the gross value of Dr. Davidov's vested stock options (assuming none of these options have been exercised) does not equal or exceed $10,000,000 on at least one day during the 365 days preceding Dr. Davidov's 57th birthday (December 6, 2003), then, if
Dr. Davidov is an employee of the company on his 57th birthday, we are obligated to pay him a pension equal to 70% of his base salary on his retirement. In addition, if the gross value of Dr. Davidov's vested stock options (assuming none of these options have been exercised) does not equal or exceed $15,000,000 on at least one day during the 365 days preceding Dr. Davidov's 65th birthday (December 6, 2011),we are obligated to pay him a pension equal to 100% of his base salary on his retirement.

    Under this agreement, Dr. Davidov may not (a) disclose any of our proprietary information during or after his employment with us or, (b) for a period of one year following the date of termination (even if he been terminated without Cause or has resigned for Good Reason), enter into the employment of, render services to, or otherwise assist, certain of our competitors.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of our board of directors (the 'Committee') is comprised solely of directors who are not current or former employees. The Committee is responsible for overseeing and administering our executive compensation programs. The Committee also reviews, monitors and approves executive compensation, establishes compensation guidelines for our officers, reviews projected personnel needs and administers our long-term stock incentive plan.

    COMPENSATION PHILOSOPHY

    Our compensation program for executive officers consists of three key elements:

         a base salary;

         an annual bonus; and
         grants of stock options.

    The Committee believes that this three-part approach best serves the interests of our stockholders. It enables us to meet the requirements of the highly competitive environment in which we operate while ensuring that executive officers are compensated in a way that advances both the short and long-term interests of our stockholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is 'at risk' -- namely, the annual bonus and the value of stock options. The annual bonus is intended to be based, in significant part, on performance. Stock options are designed to relate a significant portion of long-term remuneration directly to any stock price appreciation realized by all of our stockholders.

    BASE SALARIES

    The base salaries paid to each of our executive officers during 2000 were paid pursuant to the written employment agreements described above. Changes in base salaries for our executive officers, other than our Chief Executive Officer, are based upon recommendations by our Chief Executive Officer, taking into account such factors as competitive salaries, a subjective assessment of the nature of the office, the contribution and experience of the officer and the length of the officer's service. During 2000, Mr. Margolese reviewed all salary recommendations with the Committee and all such recommendations were subject to approval or disapproval by the Committee. At the recommendation of Mr. Margolese, the Committee approved a base salary increase for Mr. Capobianco in March 2000 from $250,000 to $275,000 and approved a base salary increase in December 2000 for Mr. Donnelly from $290,000 to $325,000. Mr. Capobianco's and Mr. Donnelly's base salaries were last increased in June, 1999.

    Except as to the compensation reflected in the Employment Agreement we entered into with Mr. Margolese, as of January 1, 1999, we have not sought to position executive compensation within any particular range as compared to any stated peer group.

    ANNUAL BONUS

    In December 2000, the Committee awarded a cash bonus to Mr. Margolese of $500,000, a cash bonus to Mr. Briskman of $310,000, a cash bonus to Mr. Capobianco of $275,000, a cash bonus to Dr. Davidov of $162,500 and a cash bonus to Mr. Donnelly of $323,000. The Committee awarded these bonuses after reviewing the progress achieved during 2000 in completing our business plan, including the successful launch of our satellite constellation, our progress in completing our terrestrial repeater network and radio development effort and the performance of our common stock during the year relative to other high-tech companies. During 2001, the Committee expects to adopt a performance-based annual bonus plan for our executive officers. This bonus plan is expected to include performance targets based on criteria established by the Committee and an objective formula or standard for calculating the maximum bonus payable to each participant.

    STOCK OPTIONS

    We provide long-term incentives through stock options granted to our executive officers under our long-term stock incentive plan. The Committee believes that the potential for stock ownership by executives and other employees is the most effective method by which the interests of management may be aligned with those of our stockholders. The options granted typically vest over four years, have a term of ten years and have an exercise price equal to the fair market value of our common stock on the grant date.

    In January 2000, the Committee awarded Mr. Donnelly 25,000 stock options. These options have a ten year term and an exercise price of $40.875. In
December 2000, the Committee awarded Mr. Briskman 50,000 stock options,
Mr. Capobianco 50,000 stock options, Mr. Donnelly 50,000 stock options and
Dr. Davidov 50,000 stock options. These options have a ten year term and an exercise price of $21.50. The number of options granted by the Committee to each executive officer during 2000 was based upon such criteria as anticipated achievement, responsibilities, performance, experience and future potential, as well as an awareness of the financial incentives required to retain the quality of executive management essential to attaining our strategic and financial objectives.

    The Committee has authorized executive management to grant stock options to employees below the executive officer level on an annual basis according to guidelines intended to be competitive with comparable companies and to reward individual achievement appropriately. Our executive officers do not receive annual stock options grants under this program.

    COMPENSATION OF OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    In 1998, the Committee negotiated, and we entered into, a new employment agreement with Mr. Margolese, our Chairman and Chief Executive Officer, effective as of January 1, 1999. (Mr. Margolese's prior employment agreement expired on December 31, 1998.) The specific terms of this agreement are described in detail above under the caption 'Employment Agreements --
Mr. Margolese'. The Committee engaged an independent compensation consultant to assist it in the process of determining appropriate compensation for Mr. Margolese. This consultant identified for the Committee peer companies within the telecommunications and technologies industries whose CEO compensation arrangements served as comparative compensation standards against which the Committee measured the compensation package (comprised of annual base salary and stock options) agreed to with Mr. Margolese. Mr. Margolese's base salary structure under this new agreement includes a base salary of $500,000 in 2000, with annual increases of $50,000 per year over the five-year term of the agreement. This stepped program of annual base salary increases fell within the median parameter of the peer group data provided by the consultant. The stock option grants included within this compensation package reflect the upper end of the survey data for the peer companies. After due consideration of this data, Mr. Margolese's performance in achieving our objectives and the level of his management responsibilities, the Committee concluded that the stock options granted to Mr. Margolese under this agreement constituted an appropriate package.

    POLICY WITH RESPECT TO INTERNAL REVENUE CODE SECTION 162(M)

    Section 162(m) of the Internal Revenue Code places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our four other highest paid executive officers, except that compensation constituting performance-based compensation, as defined by the Internal Revenue Code, is not subject to the $1 million limit. The Committee generally intends to grant awards under our long-term stock incentive plan consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. In other respects, the Committee expects to take actions in the future that may be necessary to preserve the deductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of our compensation program. However, the Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Committee believes such action to be in our best interest. The Committee believes that the compensation terms of Mr. Margolese's employment agreement that would take effect upon his termination without 'Cause' or his resignation for 'Good Reason' will qualify as a tax-deductible expense under Section 162(m). The terms of such agreement that would take effect on a 'Change of Control' will result in compensation exceeding the deductibility limit.

    SUMMARY

    The Committee believes that our compensation programs are well structured to encourage attainment of objectives and foster a stockholder perspective in management through the potential for employee stock ownership. The Committee believes, further, that the bonuses granted and stock option awards made in 2000 were competitive, appropriate and in our stockholders long-term interests.

                                          Compensation Committee

                                          Ralph V. Whitworth, Chairman
                                          Lawrence F. Gilberti
                                          Joseph V. Vittoria

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below shows, as of February 28, 2001, each person we know to be a beneficial owner of more than 5% of our common stock. In general, 'beneficial ownership' includes those shares a person has the power to vote or transfer, and options to acquire our common stock that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                             NUMBER OF SHARES
                  NAMES AND ADDRESS OF                         BENEFICIALLY
             BENEFICIAL OWNER OF COMMON STOCK(1)                   OWNED         PERCENT OF CLASS(2)
             ----------------------------------                    -----         ------------------
OppenheimerFunds, Inc.(3)...................................     8,262,000              15.4
Two World Trade Center, 34th Floor
New York, New York 10048

Apollo Investment Fund IV, L.P.(4) .........................     7,704,700              12.5
Apollo Overseas Partners IV, L.P.
  Two Manhattanville Road
  Purchase, New York 10577

David Margolese(5) .........................................     6,451,375              11.4
  1221 Avenue of the Americas
  36th Floor
  New York, New York 10020

Blackstone Management Associates III L.L.C.(6) .............     6,310,847              10.5
  345 Park Avenue
  New York, New York 10154

Janus Capital Corporation(7) ...............................     5,384,190              10.0
  100 Fillmore Street
  Denver, Colorado 80206

Prime 66 Partners, L.P.(8) .................................     4,139,975               7.7
  201 Main Street, Suite 3200
  Forth Worth, Texas 76102

Everest Capital Master Fund, L.P.(9)(10) ...................     4,143,222               7.4
Everest Capital Limited
  The Bank of Butterfield Building
  65 Front Street
  6th Floor
  Hamilton MMJX, Bermuda

---------

 (1) This table is based upon information supplied by directors, officers and principal stockholders. Percentage of ownership is based on 53,718,966 shares of common stock outstanding on February 28, 2001.

 (2) Determined as provided by Rule 13d-3 under the Exchange Act. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by this person within 60 days from the date of determination upon the exercise of options, and each beneficial owner's percentage ownership is determined by assuming that options that are held by this person (but not those held by any other person) and that are exercisable within 60 days from the date of determination have been exercised.

 (3) A March 9, 2001 Schedule 13G filed by OpenheimerFunds, Inc. ('OFI') and Oppenheimer Global Growth & Income Fund, indicates that Oppenheimer Global Growth & Income Fund has the sole power to vote or to direct the vote with respect to 5,500,000 shares of our common stock, OFI has shared power to dispose or to direct the disposition of 8,262,000 shares of our common stock and Oppenheimer Global Growth & Income Fund has shared power to dispose or to direct the disposition of 5,500,000 shares of our common stock. OFI is an investment adviser under Section 8 of the Investment Company Act of 1940 and Oppenheimer Global Growth & Income Fund is an investment company registered under the Investment Company Act of 1940.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (4) Represents 1,595,707 shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock and 715,703 shares of 9.2% Series B Junior Cumulative Convertible Preferred Stock, which entitle the holder to vote as if the shares had been converted to common stock. Each share of 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock is entitled to three and one-third votes per share.

 (5) Includes 1,375 shares of common stock acquired under our 401(k) Plan, 2,850,000 shares of common stock issuable under stock options that are exercisable within 60 days and 1,600,000 shares owned by Mr. Margolese. Under a voting trust agreement entered into by Darlene Friedland, as grantor, David Margolese, as trustee, and us, Mr. Margolese has the power to vote in his discretion all shares of common stock owned or acquired in the future by Darlene Friedland and some of her affiliates (2,000,000 shares as of February 28, 2001) until November 20, 2002. Does not include 350,000 shares issuable under stock options that are not exercisable within 60 days. In accordance with his estate plan, Mr. Margolese expects to adopt a plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, to dispose of a portion of the shares of common stock he beneficially owns over a number of years in a regular manner.

 (6) Represents 2,145,688 shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock, which entitle the holder to vote as if the shares had been converted to common stock. Each share of 9.2% Series D Junior Cumulative Convertible Preferred Stock is entitled to 2.9412 votes per share. This information is based upon the Schedule 13D dated January 31, 2000 filed by Blackstone Management Associates III L.L.C. with the SEC.

 (7) A March 9, 2001 Schedule 13G filed by Janus Capital Corporation ('Janus Capital'), Janus Enterprise Fund and Thomas H. Bailey indicates that Janus Capital and Thomas H. Bailey have sole voting power and sole dispositive power with respect to 5,384,190 shares of our common stock and Janus Enterprise Fund has sole voting power and sole dispositive power with respect to 2,885,530 shares of our common stock. Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients. As a result of its role as investment adviser or sub-adviser, Janus Capital may be deemed to be the beneficial owner of the shares of our common stock held by such individuals and clients. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held by such individuals and clients and disclaims any ownership associated with such rights. Mr. Bailey owns approximately 12.2% of Janus Capital. In addition to being a stockholder of Janus Capital, Mr. Bailey serves as President and Chairman of the Board of Janus Capital and filed the Schedule 13G as a result of such stock ownership and positions which may be deemed to enable him to exercise control over Janus Capital.
     Mr. Bailey has reported that he does not own of record any shares of our common stock and he has not engaged in any transactions in our common stock. However, as a result of his position, Mr. Bailey may be deemed to have the power to exercise or to direct the exercise of such voting and/or dispositive power that Janus Capital may have with respect to our common stock held by individual and institutional clients of Janus Capital.
     Mr. Bailey has disclaimed beneficial ownership over any shares of our common stock that he or Janus Capital may be deemed to beneficially own. Janus Enterprise Fund is an investment company registered under the Investment Company Act of 1940 and is one of the portfolios to which Janus Capital provides investment advice.

 (8) This information is based upon the Form 4 filed February 10, 2001 by Prime 66 Partners, L.P. with the SEC.

 (9) Represents 1,941,211 shares of common stock and $13,150,000 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. This information is based upon the Form 4 dated February 12, 2001 filed by Everest Capital Limited with the SEC.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

(10) Includes shares of common stock issuable under warrants to purchase 1,740,000 shares of common stock at a purchase price of $50.00 per share. These warrants are exercisable from June 15, 1998 through and including June 15, 2005.

    The following table shows the number of shares of our common stock beneficially owned by each director, our Chief Executive Officer and the four other most highly compensated executive officers as of February 28, 2001. The table also shows common stock beneficially owned by all of our directors and executive officers as a group on February 28, 2001.

                                               NUMBER OF SHARES                        NUMBER OF SHARES
                  NAME OF                        BENEFICIALLY                          ACQUIRABLE WITHIN
             BENEFICIAL OWNER                      OWNED(1)         PERCENT OF CLASS        60 DAYS
             ----------------                      --------         ----------------        -------
David Margolese(2).........................       6,451,375              11.4%             2,850,000
Robert D. Briskman.........................         299,194             *                    286,322
Lawrence F. Gilberti.......................          55,000             *                     55,000
Joseph V. Vittoria.........................          55,000             *                     55,000
Ralph V. Whitworth.........................          30,000             *                     30,000
Joseph S. Capobianco.......................         133,021             *                    132,000
Dr. Mircho Davidov.........................          40,189             *                   --
Patrick L. Donnelly........................         120,453             *                    120,000
All directors and executive officers as a
  group (8 persons)(3).....................       7,184,232               12.5             3,528,322

---------

 * Less than 1% of our outstanding shares of common stock.

(1) These amounts include shares which the individuals hold and shares they have a right to acquire within the next 60 days as shown in the last column through the exercise of stock options. Also included in the table are the number of shares acquired under our 401(k) Plan as of February 28, 2001 for the accounts of: Mr. Margolese -- 1,375 shares; Mr. Briskman -- 1,194 shares; Mr. Capobianco -- 1,021 shares; Dr. Davidov -- 189 shares and
    Mr. Donnelly -- 453 shares.

(2) Pursuant to a voting trust agreement, until November 20, 2002, David Margolese, as trustee, has the power to vote in his discretion all shares of common stock owned or hereafter acquired by Darlene Friedland and certain of her affiliates (2,000,000 shares as of February 28, 2001).

(3) Does not include 1,200,000 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days.

VOTING TRUST AGREEMENT

    We are a party to a voting trust agreement dated August 26, 1997 by and among Darlene Friedland, as grantor, Mr. Margolese, as voting trustee, and us. The following summary description of the voting trust agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement.

    The voting trust agreement provides for the establishment of a trust (the 'Trust') into which there were deposited all of the shares of common stock owned by Mrs. Friedland on August 26, 1997. Any shares of common stock acquired by Mrs. Friedland, her spouse Robert Friedland, any member of either of their immediate families or any entity directly or indirectly controlled by Mrs. Friedland, her spouse or any member of their immediate families (the 'Friedland Affiliates') between August 26, 1997 and the termination of the Trust must also be deposited into the Trust. The Trust will terminate on November 20, 2002.

    The voting trust agreement does not restrict the ability of Mrs. Friedland or any of the Friedland Affiliates to sell, assign, transfer or pledge any of the shares deposited into the Trust, nor does it prohibit Mrs. Friedland or the Friedland Affiliates from purchasing additional shares of our common stock, provided those shares are deposited in the Trust, as described above.

    Under the voting trust agreement, the trustee has the power to vote shares held in the Trust in relation to any matter upon which the holders of these shares of common stock would have a right to vote, including the election of directors. For so long as Mr. Margolese remains trustee of the Trust, he may exercise such voting rights in his discretion. Any successor trustee or trustees of the Trust must vote as follows:

     on the election of directors, the trustee(s) must vote the entire number of shares held by the Trust, with the number of shares voted for each director (or nominee for director) determined by multiplying the total number of votes held by the Trust by a fraction, the numerator of which is the number of votes cast for such person by our other stockholders and the denominator of which is the sum of the total number of votes represented by all shares casting any votes in the election of directors;

     if the matter under Delaware law or our Certificate of Incorporation or our Bylaws requires at least an absolute majority of all outstanding shares of common stock in order to be approved, the trustee(s) must vote all of the shares in the Trust in the same manner as the majority of all votes that are cast for or against the matter by all other stockholders of ours; and

     on all other matters, including, without limitation, any amendment of the voting trust agreement for which a stockholder vote is required, the trustee(s) must vote all of the shares in the Trust for or against the matter in the same manner as all votes that are cast for or against the matter by all of our other stockholders.

    The voting trust agreement may not be amended without our prior written consent, acting by unanimous vote of our board of directors, and approval of our stockholders, acting by the affirmative vote of two-thirds of the total voting power of our stockholders, except in certain limited circumstances where amendments to the voting trust agreement are required to comply with applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Gilberti, a director, is partner in the law firm of Reed Smith LLP and has provided legal services to us since 1992.

    Under an agreement dated October 21, 1992, we retained the services of Batchelder & Partners, Inc. to provide financial consulting services. This agreement was terminated on November 30, 1997; however, the parties agreed that the termination would not affect our obligations with respect to financing transactions entered into prior to November 30, 1999. In January 1997,
Mr. Whitworth, a director, became a partner in Batchelder. In the fiscal year ended December 31, 2000, Mr. Whitworth, as a partner in Batchelder, received a portion of the fees received by Batchelder from us. During 2000, we paid Batchelder $66,790 in fees. On December 29, 1997, Mr. Whitworth received, pursuant to options given Batchelder, an option to purchase 17,800 shares of our common stock at an exercise price of $6.25. On February 2, 2000, Mr. Whitworth exercised this option and sold the common stock received upon exercise of the option.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statement, Financial Statement Schedules and Exhibits

        (1) Financial Statements
          See index to financial statements appearing on page F-1.

        (2) Financial Statement Schedules
          See index to financial statements appearing on page F-1.

        (3) Exhibits

           See Exhibit Index appearing on pages E-1 through E-4 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

        None.

    As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Securities and Exchange Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2001.

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

               SIGNATURE                               TITLE                           DATE
               ---------                               -----                           ----
           /s/ DAVID MARGOLESE              Chairman of the Board and Chief         March 30, 2001
 .........................................    Executive Officer (Principal
            (DAVID MARGOLESE)                 Executive Officer and Principal
                                              Financial Officer)


          /s/ EDWARD WEBER, JR.             Vice President and Controller           March 30, 2001
 .........................................    (Principal Accounting Officer)
           (EDWARD WEBER, JR.)


         /s/ LAWRENCE F. GILBERTI           Director                                March 30, 2001
 .........................................
          (LAWRENCE F. GILBERTI)


          /s/ JOSEPH V. VITTORIA            Director                                March 30, 2001
 .........................................
           (JOSEPH V. VITTORIA)


          /s/ RALPH V. WHITWORTH            Director                                March 30, 2001
 .........................................
           (RALPH V. WHITWORTH)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   F-2
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000, and for the
  period May 17, 1990 (date of inception) to December 31,
  2000......................................................   F-3
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   F-4
Consolidated Statements of Stockholders' Equity for the
  period May 17, 1990 (date of inception) to December 31,
  2000......................................................   F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000 and for the
  period May 17, 1990 (date of inception) to December 31,
  2000......................................................   F-9
Notes to Consolidated Financial Statements..................  F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc.:

    We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2000 and for the period from May 17, 1990 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius Satellite Radio Inc. and subsidiary, as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 and for the period from May 17, 1990 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 8, 2001

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      CUMULATIVE FOR
                                                                                        THE PERIOD
                                                                                       MAY 17, 1990
                                                FOR THE YEARS ENDED DECEMBER 31,    (DATE OF INCEPTION)
                                               ----------------------------------     TO DECEMBER 31,
                                                 1998        1999         2000             2000
                                               ---------   ---------   ----------   -------------------
Revenue......................................  $  --       $  --       $  --             $  --

Operating expenses:
    Engineering design & development.........    (2,150)    (33,134)     (71,000)         (110,550)
    General and administrative...............   (11,247)    (30,384)     (54,634)         (115,562)
    Special charges..........................   (25,682)      --          --               (27,682)
                                               --------    --------    ---------         ---------
        Total operating expenses.............   (39,079)    (63,518)    (125,634)         (253,794)
                                               --------    --------    ---------         ---------
Other income (expense):
    Interest and investment income...........     7,250      17,502       24,485            53,639
    Interest expense.........................   (14,272)    (16,806)     (33,595)          (66,785)
                                               --------    --------    ---------         ---------
                                                 (7,022)        696       (9,110)          (13,146)
                                               --------    --------    ---------         ---------
Loss before income taxes.....................   (46,101)    (62,822)    (134,744)         (266,940)

Income taxes:
    Federal..................................    (1,982)      --          --                (1,982)
    State....................................      (313)      --          --                  (313)
                                               --------    --------    ---------         ---------
Net loss.....................................   (48,396)    (62,822)    (134,744)         (269,235)
                                               --------    --------    ---------         ---------
Preferred stock dividends....................   (19,380)    (30,321)     (39,811)          (91,850)
Preferred stock deemed dividends.............   (11,676)     (3,535)      (8,260)          (75,446)
Accretion of dividends in connection with the
  issuance of warrants on preferred stock....    (6,501)       (303)        (900)           (7,704)
                                               --------    --------    ---------         ---------
Net loss applicable to common stockholders...  $(85,953)   $(96,981)   $(183,715)        $(444,235)
                                               --------    --------    ---------         ---------
                                               --------    --------    ---------         ---------
Net loss per share applicable to common
  stockholders (basic and diluted)...........  $(4.79)     $(3.96)      $(4.72)
                                               ------      ------       ------
                                               ------      ------       ------
Weighted average common shares outstanding
  (basic and diluted)........................   17,932      24,470      38,889
                                                ------      ------      ------
                                                ------      ------      ------


  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents................................   $   81,809     $   14,397
   Marketable securities, at market.........................      317,810        129,153
   Restricted investments, at amortized cost................       67,454         41,510
   Prepaid expense and other................................          741         13,288
                                                               ----------     ----------
      Total current assets..................................      467,814        198,348
                                                               ----------     ----------
Property and equipment......................................      624,348      1,016,570
Less: accumulated depreciation..............................         (880)        (3,105)
                                                               ----------     ----------
                                                                  623,468      1,013,465
Other assets:
   FCC license..............................................       83,368         83,368
   Debt issue cost, net.....................................       23,053         20,124
   Deposits and other.......................................        8,909          8,277
                                                               ----------     ----------
      Total other assets....................................      115,330        111,769
                                                               ----------     ----------
      Total assets..........................................   $1,206,612     $1,323,582
                                                               ----------     ----------
                                                               ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses....................   $   30,599     $   45,057
   Satellite construction payable...........................       19,275          9,310
   Short-term notes payable.................................      114,075        --
                                                               ----------     ----------
      Total current liabilities.............................      163,949         54,367
Long-term notes payable and accrued interest................      488,690        472,602
Deferred satellite payments and accrued interest............       55,140         60,881
Deferred income taxes.......................................        2,237          2,237
                                                               ----------     ----------
      Total liabilities.....................................      710,016        590,087
                                                               ----------     ----------
Commitments and contingencies:
   10 1/2% Series C Convertible Preferred Stock, no par
    value: 2,025,000 shares authorized, 1,248,776 and no
    shares issued and outstanding at December 31, 1999 and
    2000, respectively (liquidation preferences of $124,878
    and $0), at net carrying value including accrued
    dividends...............................................      149,285        --
   9.2% Series A Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 4,300,000 shares authorized,
    1,461,270 and 1,595,707 shares issued and outstanding at
    December 31, 1999 and 2000, respectively (liquidation
    preferences of $146,127 and $159,571), at net carrying
    value including accrued dividends.......................      148,894        162,380
   9.2% Series B Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 2,100,000 shares authorized,
    655,406 and 715,703 shares issued and outstanding at
    December 31, 1999 and 2000, respectively (liquidation
    preferences of $65,541 and $71,570), at net carrying
    value including accrued dividends.......................       64,238         70,507
   9.2% Series D Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 10,700,000 shares authorized,
    2,145,688 shares issued and outstanding at December 31,
    2000 (liquidation preference of $214,569), at net
    carrying value including accrued dividends..............      --             210,125
Stockholders' equity:
   Preferred stock, $.001 par value: 50,000,000 shares
    authorized, 8,000,000 shares designated as 5% Delayed
    Convertible Preferred Stock, none issued or
    outstanding.............................................      --             --
   Common stock, $.001 par value: 200,000,000 shares
    authorized, 28,721,041 and 42,107,957 shares issued and
    outstanding at December 31, 1999 and 2000,
    respectively............................................           29             42
   Additional paid-in capital...............................      268,641        559,676
   Deficit accumulated during the development stage.........     (134,491)      (269,235)
                                                               ----------     ----------
      Total stockholders' equity............................      134,179        290,483
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $1,206,612     $1,323,582
                                                               ----------     ----------
                                                               ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    COMMON STOCK
                          -----------------------------------------------------------------
                                                 CLASS A     CLASS A    CLASS B     CLASS B
                           SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                           ------     ------      ------     ------      ------     ------
Initial sale of no par
 value common stock,
 $5.00 per share,
 May 17, 1990...........     11,080   $   55        --        $--          --       $ --
Initial issuance of
 common stock in
 satisfaction of amount
 due to related party,
 $5.00 per share........     28,920      145        --         --          --         --
Conversion of no par
 value common stock to
 Class A and Class B no
 par value common
 stock..................    (40,000)    (200)    2,000,000      169       360,000       31
Sale of Class B common
 stock, $0.4165 per
 share..................     --         --          --         --         442,000      184
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.4165 per share......     --         --          --         --          24,000       10
Net loss................     --         --          --         --          --         --
                          ---------   -------   ----------    -----    ----------   -------
Balance, December 31,
 1990...................     --         --       2,000,000      169       826,000      225
Sale of Class B common
 stock, $0.50 per
 share..................     --         --          --         --         610,000      305
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.50 per share........     --         --          --         --         300,000      150
Net loss................     --         --          --         --          --         --
                          ---------   -------   ----------    -----    ----------   -------
Balance, December 31,
 1991...................     --         --       2,000,000      169     1,736,000      680
Sale of Class B common
 stock, $0.50 per
 share..................     --         --          --         --         200,000      100
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.50 per share........     --         --          --         --         209,580      105
Conversion of note
 payable to related
 party to Class B common
 stock, $0.4165 per
 share..................     --         --          --         --         303,440      126
Conversion of Class A
 and Class B common
 stock to no par value
 common stock...........  4,449,020    1,180    (2,000,000)    (169)   (2,449,020)  (1,011)
Sale of no par value
 common stock, $1.25 per
 share..................  1,600,000    2,000        --         --          --         --
Conversion of no par
 value common stock to
 $.001 par value common
 stock..................     --       (3,174)       --         --          --         --
Sale of $.001 par value
 common stock, $5.00 per
 share..................    315,000     --          --         --          --         --
Net loss................     --         --          --         --          --         --
                          ---------   -------   ----------    -----    ----------   -------
Balance, December 31,
 1992...................  6,364,020        6        --         --          --         --
Sale of $.001 par value
 common stock, $5.00 per
 share, net of
 commissions............  1,029,000        1        --         --          --         --
Compensation expense in
 connection with
 issuance of stock
 options................     --         --          --         --          --         --
Common stock issued in
 connection with
 conversion of note
 payable at $5.00 per
 share..................     60,000     --          --         --          --         --
Common stock issued in
 satisfaction of
 commissions payable,
 $5.00 per share........      4,000     --          --         --          --         --
Net loss................     --         --          --         --          --         --
                          ---------   -------   ----------    -----    ----------   -------
Balance, December
 31, 1993...............  7,457,020        7        --         --          --         --





                                         DEFICIT       DEFERRED
                                       ACCUMULATED   COMPENSATION
                          ADDITIONAL   DURING THE      ON STOCK
                           PAID-IN     DEVELOPMENT     OPTIONS
                           CAPITAL        STAGE        GRANTED       TOTAL
                           -------        -----        -------       -----
Initial sale of no par
 value common stock,
 $5.00 per share,
 May 17, 1990...........  $  --          $--           $--          $    55
Initial issuance of
 common stock in
 satisfaction of amount
 due to related party,
 $5.00 per share........     --           --            --              145
Conversion of no par
 value common stock to
 Class A and Class B no
 par value common
 stock..................     --           --            --            --
Sale of Class B common
 stock, $0.4165 per
 share..................     --           --            --              184
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.4165 per share......     --           --            --               10
Net loss................     --             (839)       --             (839)
                          ----------     -------       -------      -------
Balance, December 31,
 1990...................     --             (839)       --             (445)
Sale of Class B common
 stock, $0.50 per
 share..................     --           --            --              305
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.50 per share........     --           --            --              150
Net loss................     --             (575)       --             (575)
                          ----------     -------       -------      -------
Balance, December 31,
 1991...................     --           (1,414)       --             (565)
Sale of Class B common
 stock, $0.50 per
 share..................     --           --            --              100
Issuance of Class B
 common stock in
 satisfaction of amount
 due to related party,
 $0.50 per share........     --           --            --              105
Conversion of note
 payable to related
 party to Class B common
 stock, $0.4165 per
 share..................     --           --            --              126
Conversion of Class A
 and Class B common
 stock to no par value
 common stock...........     --           --            --            --
Sale of no par value
 common stock, $1.25 per
 share..................     --           --            --            2,000
Conversion of no par
 value common stock to
 $.001 par value common
 stock..................      3,174       --            --            --
Sale of $.001 par value
 common stock, $5.00 per
 share..................      1,575       --            --            1,575
Net loss................     --           (1,551)       --           (1,551)
                          ----------     -------       -------      -------
Balance, December 31,
 1992...................      4,749       (2,965)       --            1,790
Sale of $.001 par value
 common stock, $5.00 per
 share, net of
 commissions............      4,882       --            --            4,883
Compensation expense in
 connection with
 issuance of stock
 options................         80       --            --               80
Common stock issued in
 connection with
 conversion of note
 payable at $5.00 per
 share..................        300       --            --              300
Common stock issued in
 satisfaction of
 commissions payable,
 $5.00 per share........         20       --            --               20
Net loss................     --           (6,568)       --           (6,568)
                          ----------     -------       -------      -------
Balance, December
 31, 1993...............     10,031       (9,533)       --              505


                              (continued)
                 The accompanying notes are an integral part of
              these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    COMMON STOCK
                          -----------------------------------------------------------------
                                                 CLASS A     CLASS A    CLASS B     CLASS B
                            SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
                            ------     ------     ------     ------      ------     ------
Sale of $.001 par value
 common stock, $5.00 per
 share, net of
 commissions............     250,000    $--         --        $--          --       $ --
Initial public offering
 of Units, consisting of
 two shares of $.001 par
 value common stock and
 one warrant, $10.00 per
 Unit, net of expenses..   1,491,940       2        --         --          --         --
Deferred compensation on
 stock options
 granted................      --        --          --         --          --         --
Forfeiture of stock
 options by officer.....      --        --          --         --          --         --
Compensation expense in
 connection with
 issuance of stock
 options................      --        --          --         --          --         --
Amortization of deferred
 compensation...........      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ----    ----------    -----    ----------   -------
Balance, December 31,
 1994...................   9,198,960       9        --         --          --         --
Common stock issued for
 services rendered,
 between $3.028 and
 $3.916 per share.......     107,000    --          --         --          --         --
Amortization of deferred
 compensation...........      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ----    ----------    -----    ----------   -------
Balance, December 31,
 1995...................   9,305,960       9        --         --          --         --
Exercise of stock
 warrants at $6.00 per
 share..................     791,931       1        --         --          --         --
Exercise of stock
 options
 by officers, between
 $1.00 and $5.00 per
 share..................     135,000    --          --         --          --         --
Common stock issued for
 services rendered,
 between $5.76 and
 $12.26 per share.......      67,500    --          --         --          --         --
Common stock options
 granted for services
 rendered, to purchase
 60,000 shares at $4.50
 per share..............      --        --          --         --          --         --
Amortization of deferred
 compensation...........      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ----    ----------    -----    ----------   -------
Balance, December 31,
 1996...................  10,300,391      10        --         --          --         --
Exercise of stock
 options between $1.00
 and $2.00 per share....      43,000    --          --         --          --         --
Value of beneficial
 conversion feature on
 5% Delayed Convertible
 Preferred Stock........      --        --          --         --          --         --
Accretion of deemed
 dividend...............      --        --          --         --          --         --
Sale of $.001 par value
 common stock, $13.12
 per share, net of
 expenses...............   1,905,488       2        --         --          --         --
Exchange of 5% Delayed
 Convertible Preferred
 Stock into 10 1/2%
 Series C Convertible
 Preferred Stock........      --        --          --         --          --         --
Conversion of 5% Delayed
 Convertible Preferred
 Stock into $.001 par
 value common stock.....     749,812       1        --         --          --         --
Public offering of $.001
 par value common stock
 at $18.00 per share,
 net of expenses........   3,050,000       3        --         --          --         --
Dividends on preferred
 stock..................      --        --          --         --          --         --
Issuance of fully vested
 in the money stock
 options................      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ----    ----------    -----    ----------   -------
Balance, December 31,
 1997...................  16,048,691      16        --         --          --         --





                                         DEFICIT       DEFERRED
                                       ACCUMULATED   COMPENSATION
                          ADDITIONAL   DURING THE      ON STOCK
                           PAID-IN     DEVELOPMENT     OPTIONS
                           CAPITAL        STAGE        GRANTED       TOTAL
                           -------        -----        -------       -----
Sale of $.001 par value
 common stock, $5.00 per
 share, net of
 commissions............  $   1,159     $ --           $--          $  1,159
Initial public offering
 of Units, consisting of
 two shares of $.001 par
 value common stock and
 one warrant, $10.00 per
 Unit, net of expenses..      4,834       --            --             4,836
Deferred compensation on
 stock options
 granted................      1,730       --            (1,730)        --
Forfeiture of stock
 options by officer.....       (207)      --               207         --
Compensation expense in
 connection with
 issuance of stock
 options................        113       --            --               113
Amortization of deferred
 compensation...........     --           --               883           883
Net loss................     --           (4,065)       --            (4,065)
                          ----------    --------       -------      --------
Balance, December 31,
 1994...................     17,660      (13,598)         (640)        3,431
Common stock issued for
 services rendered,
 between $3.028 and
 $3.916 per share.......        347       --            --               347
Amortization of deferred
 compensation...........     --           --               320           320
Net loss................     --           (2,107)       --            (2,107)
                          ----------    --------       -------      --------
Balance, December 31,
 1995...................     18,007      (15,705)         (320)        1,991
Exercise of stock
 warrants at $6.00 per
 share..................      4,588       --            --             4,589
Exercise of stock
 options
 by officers, between
 $1.00 and $5.00 per
 share..................        155       --            --               155
Common stock issued for
 services rendered,
 between $5.76 and
 $12.26 per share.......        554       --            --               554
Common stock options
 granted for services
 rendered, to purchase
 60,000 shares at $4.50
 per share..............        120       --            --               120
Amortization of deferred
 compensation...........     --           --               320           320
Net loss................     --           (2,831)       --            (2,831)
                          ----------    --------       -------      --------
Balance, December 31,
 1996...................     23,424      (18,536)       --             4,898
Exercise of stock
 options between $1.00
 and $2.00 per share....         56       --            --                56
Value of beneficial
 conversion feature on
 5% Delayed Convertible
 Preferred Stock........     51,975       --            --            51,975
Accretion of deemed
 dividend...............    (51,975)      --            --           (51,975)
Sale of $.001 par value
 common stock, $13.12
 per share, net of
 expenses...............     24,393       --            --            24,395
Exchange of 5% Delayed
 Convertible Preferred
 Stock into 10 1/2%
 Series C Convertible
 Preferred Stock........    (63,450)      --            --           (63,450)
Conversion of 5% Delayed
 Convertible Preferred
 Stock into $.001 par
 value common stock.....     10,280       --            --            10,281
Public offering of $.001
 par value common stock
 at $18.00 per share,
 net of expenses........     46,424       --            --            46,427
Dividends on preferred
 stock..................     (2,338)      --            --            (2,338)
Issuance of fully vested
 in the money stock
 options................        448       --            --               448
Net loss................     --           (4,737)       --            (4,737)
                          ----------    --------       -------      --------
Balance, December 31,
 1997...................     39,237      (23,273)       --            15,980

                                     (continued)
                   The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    COMMON STOCK
                          -----------------------------------------------------------------
                                                 CLASS A     CLASS A    CLASS B     CLASS B
                            SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
                            ------     ------     ------     ------      ------     ------
Sale of $.001 par value
 common stock, $20.00
 per share, net of
 expenses...............   5,000,000    $ 5         --        $--          --       $ --
Exercise of stock
 options between $2.00
 and $4.50 per share....      44,850    --          --         --          --         --
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock into
 $.001 par value common
 stock..................   2,107,666      2         --         --          --         --
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................       7,742    --          --         --          --         --
Compensation expense in
 connection with vesting
 of stock options.......      --        --          --         --          --         --
Value of beneficial
 conversion feature on
 9.2% Series A Junior
 Cumulative Convertible
 Preferred Stock........      --        --          --         --          --         --
Value of option on 9.2%
 Series B Junior
 Cumulative Convertible
 Preferred Stock........      --        --          --         --          --         --
Amortization of option
 on 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock........      --        --          --         --          --         --
Accretion of deemed
 dividend...............      --        --          --         --          --         --
Dividends on preferred
 stock..................      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ---     ----------    -----    ----------   -------
Balance, December 31,
 1998...................  23,208,949     23         --         --          --         --
Sale of $.001 par value
 common stock, $24.75
 per share, net of
 expenses...............   3,450,000      4         --         --          --         --
Issuance of warrants in
 connection with 14 1/2%
 Senior Secured Notes
 due 2009...............      --        --          --         --          --         --
Exercise of stock
 options between $2.00
 and $24.38 per share...     205,002    --          --         --          --         --
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock,
 including accrued
 dividends, into $.001
 par value common
 stock..................   1,409,871      1         --         --          --         --
Conversion of 8 3/4%
 Convertible
 Subordinated Notes due
 2009, including
 interest and related
 costs..................     423,221      1         --         --          --         --
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................      23,998    --          --         --          --         --
Compensation in
 connection with the
 issuance of stock
 options................      --        --          --         --          --         --
Value of premium on
 issuance of 9.2% Series
 B Junior
 Cumulative Convertible
 Preferred Stock........      --        --          --         --          --         --
Amortization of option
 on 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock........      --        --          --         --          --         --
Accretion of deemed
 dividend...............      --        --          --         --          --         --
Dividends on preferred
 stock..................      --        --          --         --          --         --
Net loss................      --        --          --         --          --         --
                          ----------    ---     ----------    -----    ----------   -------
Balance, December 31,
 1999...................  28,721,041     29         --         --          --         --





                                         DEFICIT       DEFERRED
                                       ACCUMULATED   COMPENSATION
                          ADDITIONAL   DURING THE      ON STOCK
                           PAID-IN     DEVELOPMENT     OPTIONS
                           CAPITAL        STAGE        GRANTED       TOTAL
                           -------        -----        -------       -----
Sale of $.001 par value
 common stock, $20.00
 per share, net of
 expenses...............  $  97,995     $  --          $ --         $ 98,000
Exercise of stock
 options between $2.00
 and $4.50 per share....        140        --            --              140
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock into
 $.001 par value common
 stock..................     37,654        --            --           37,656
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................        214        --            --              214
Compensation expense in
 connection with vesting
 of stock options.......        950        --            --              950
Value of beneficial
 conversion feature on
 9.2% Series A Junior
 Cumulative Convertible
 Preferred Stock........     10,884        --            --           10,884
Value of option on 9.2%
 Series B Junior
 Cumulative Convertible
 Preferred Stock........     (6,600)       --            --           (6,600)
Amortization of option
 on 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock........        181        --            --              181
Accretion of deemed
 dividend...............    (11,676)       --            --          (11,676)
Dividends on preferred
 stock..................    (19,380)       --            --          (19,380)
Net loss................     --           (48,396)       --          (48,396)
                          ----------    ---------      --------     --------
Balance, December 31,
 1998...................    149,599       (71,669)       --           77,953
Sale of $.001 par value
 common stock, $24.75
 per share, net of
 expenses...............     78,133        --            --           78,137
Issuance of warrants in
 connection with 14 1/2%
 Senior Secured Notes
 due 2009...............     31,382        --            --           31,382
Exercise of stock
 options between $2.00
 and $24.38 per share...      1,642        --            --            1,642
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock,
 including accrued
 dividends, into $.001
 par value common
 stock..................     25,813        --            --           25,814
Conversion of 8 3/4%
 Convertible
 Subordinated Notes due
 2009, including
 interest and related
 costs..................     11,488        --            --           11,489
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................        654        --            --              654
Compensation in
 connection with the
 issuance of stock
 options................        752        --            --              752
Value of premium on
 issuance of 9.2% Series
 B Junior
 Cumulative Convertible
 Preferred Stock........     (3,385)       --            --           (3,385)
Amortization of option
 on 9.2% Series B Junior
 Cumulative Convertible
 Preferred Stock........      6,419        --            --            6,419
Accretion of deemed
 dividend...............     (3,535)       --            --           (3,535)
Dividends on preferred
 stock..................    (30,321)       --            --          (30,321)
Net loss................     --           (62,822)       --          (62,822)
                          ----------    ---------      --------     --------
Balance, December 31,
 1999...................    268,641      (134,491)       --          134,179

                                   (continued)

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 COMMON STOCK
                          -----------------------------------------------------------
                                                CLASS A   CLASS A   CLASS B   CLASS B
                            SHARES     AMOUNT   SHARES    AMOUNT    SHARES    AMOUNT
                            ------     ------   ------    ------    ------    ------
Exercise of stock
 options between $2.88
 and $38.88 per share...     623,326    $ 1      --        $--       --        $--
Exercise of warrants in
 connection with 14 1/2%
 Senior Secured Notes
 due 2009, $26.45 per
 share..................      43,344    --       --        --        --        --
Exercise of warrants to
 purchase 10 1/2%
 Series C Convertible
 Preferred Stock........      --        --       --        --        --        --
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock,
 including accrued
 dividends, into $.001
 par value common
 stock..................   8,266,488      8      --        --        --        --
Conversion of 8 3/4%
 Convertible
 Subordinated Notes due
 2009, including
 interest and related
 costs..................   2,134,582      2      --        --        --        --
Sale of $.001 par value
 common stock, $43.66
 per share, net of
 expenses...............   2,290,322      2      --        --        --        --
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................      28,854    --       --        --        --        --
Compensation in
 connection with the
 issuance of common
 stock and stock
 options................      --        --       --        --        --        --
Accretion of deemed
 dividend...............      --        --       --        --        --        --
Dividends on preferred
 stock..................      --        --       --        --        --        --
Net loss................      --        --       --        --        --        --
                          ----------    ---       ---      ----       ---      ----
Balance, December 31,
 2000...................  42,107,957    $42      --        $--       --        $--
                          ----------    ---       ---      ----       ---      ----
                          ----------    ---       ---      ----       ---      ----






                                         DEFICIT       DEFERRED
                                       ACCUMULATED   COMPENSATION
                          ADDITIONAL   DURING THE      ON STOCK
                           PAID-IN     DEVELOPMENT     OPTIONS
                           CAPITAL        STAGE        GRANTED        TOTAL
                           -------        -----        -------        -----
Exercise of stock
 options between $2.88
 and $38.88 per share...  $   7,819     $  --           -$-         $   7,820
Exercise of warrants in
 connection with 14 1/2%
 Senior Secured Notes
 due 2009, $26.45 per
 share..................        627        --           --                627
Exercise of warrants to
 purchase 10 1/2%
 Series C Convertible
 Preferred Stock........     (4,443)       --           --             (4,443)
Conversion of 10 1/2%
 Series C Convertible
 Preferred Stock,
 including accrued
 dividends, into $.001
 par value common
 stock..................    164,361        --           --            164,369
Conversion of 8 3/4%
 Convertible
 Subordinated Notes due
 2009, including
 interest and related
 costs..................     63,265        --           --             63,267
Sale of $.001 par value
 common stock, $43.66
 per share, net of
 expenses...............     99,958        --           --             99,960
Issuance of $.001 par
 value common stock in
 connection with
 employee benefit
 plan...................      1,205        --           --              1,205
Compensation in
 connection with the
 issuance of common
 stock and stock
 options................      6,314        --           --              6,314
Accretion of deemed
 dividend...............     (8,260)       --           --             (8,260)
Dividends on preferred
 stock..................    (39,811)       --           --            (39,811)
Net loss................     --          (134,744)      --           (134,744)
                          ----------    ---------        ----       ---------
Balance, December 31,
 2000...................  $ 559,676     $(269,235)      -$-         $ 290,483
                          ----------    ---------        ----       ---------
                          ----------    ---------        ----       ---------

                The accompanying notes are an integral part of
                  these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    CUMULATIVE FOR THE
                                                                                   PERIOD MAY 17, 1990
                                               FOR THE YEARS ENDED DECEMBER 31,    (DATE OF INCEPTION)
                                               ---------------------------------     TO DECEMBER 31,
                                                 1998        1999        2000              2000
                                               ---------   ---------   ---------   --------------------
Cash flows from development stage activities:
   Net loss..................................  $ (48,396)  $ (62,822)  $(134,744)       $ (269,235)
   Adjustments to reconcile net loss to net
    cash provided by (used in) development
    stage activities:
      Depreciation expense...................         49         861       2,352             3,516
      Unrealized (gain) loss on marketable
        securities...........................        138      (3,396)      1,606            (2,276)
      Loss on disposal of assets.............        105          10         249               364
      Special charges........................     23,557      --          --                25,557
      Accretion of note payable charged as
        interest expense.....................     25,998      56,199      76,739           160,804
      Compensation expense in connection
        with issuance of common stock and
        stock options........................        150       1,206       7,176            11,718
      Expense incurred in connection with
        conversion of debt...................     --           1,776      12,655            14,431
   Increase (decrease) in cash and cash
    equivalents resulting from changes in
    assets and liabilities:
      Prepaid expense and other..............        762        (575)    (12,547)          (13,288)
      Due to related party...................     --          --          --                   351
      Other assets...........................     (2,368)     (3,457)      1,065            (4,991)
      Accounts payable and accrued expenses..      5,062       4,019     (23,025)          (13,454)
      Deferred taxes.........................      2,237      --          --                 2,237
                                               ---------   ---------   ---------        ----------
         Net cash provided by (used in)
           development stage activities......      7,294      (6,179)    (68,474)          (84,266)
                                               ---------   ---------   ---------        ----------
Cash flows from investing activities:
   Sales (purchases) of marketable securities
    and restricted investments, net..........     53,911    (266,422)    212,380          (168,989)
   Purchase of FCC license...................        (22)     --          --               (83,368)
   Purchases of property and equipment.......   (210,510)   (309,059)   (398,442)         (974,002)
   Acquisition of Sky-Highway Radio Corp.....     --          --          --                (2,000)
                                               ---------   ---------   ---------        ----------
         Net cash used in investing
           activities........................   (156,621)   (575,481)   (186,062)       (1,228,359)
                                               ---------   ---------   ---------        ----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable...     70,863     180,399       1,883           253,145
   Proceeds from issuance of common stock,
    net......................................     98,064      78,337     100,301           362,081
   Proceeds from issuance of preferred stock,
    net......................................    129,550      62,900     192,450           505,418
   Proceeds from exercise of stock options
    and warrants.............................        140       1,643       8,447            15,030
   Proceeds from issuance of promissory note
    and units, net...........................     --         190,000      --               306,535
   Proceeds from issuance of promissory notes
    to related parties.......................     --          --          --                 2,965
   Repayment of promissory notes.............     --          --          --                (2,635)
   Repayment of notes payable................     --          --        (115,957)         (115,957)
   Loan from officer.........................     --          --          --                   440
                                               ---------   ---------   ---------        ----------
         Net cash provided by financing
           activities........................    298,617     513,279     187,124         1,327,022
                                               ---------   ---------   ---------        ----------
Net increase (decrease) in cash and cash
 equivalents.................................    149,290     (68,381)    (67,412)           14,397
Cash and cash equivalents at the beginning of
 period......................................        900     150,190      81,809         --
                                               ---------   ---------   ---------        ----------
Cash and cash equivalents at the end of
 period......................................  $ 150,190   $  81,809   $  14,397        $   14,397
                                               ---------   ---------   ---------        ----------
                                               ---------   ---------   ---------        ----------
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest.................................  $   2,383   $  22,825   $  38,405        $   63,696
   Cash paid during the period for taxes.....  $      58   $  --       $  --            $       58
Supplemental disclosure of non-cash investing
 and financing activities:
   Capitalized interest......................  $  16,243   $  56,567   $  63,728        $  136,538
   Deferred satellite payments, including
    accrued interest.........................  $  31,324   $  23,816   $   5,741        $   60,881
   Common stock issued in satisfaction of
    notes payable and amounts due to related
    parties, including accrued interest......  $  --       $  10,151   $  63,267        $   74,825
   Exchange of 5% Delayed Convertible
    Preferred Stock for 10 1/2%
    Series C Convertible Preferred Stock.....  $  --       $  --       $  --            $  173,687
   Exchange of 10 1/2% Series C Convertible
    Preferred Stock and accrued dividends
    for common stock.........................  $  37,656   $  25,814   $ 164,369        $  227,839

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. BUSINESS

    Sirius Satellite Radio Inc., a Delaware corporation, is developing a service for broadcasting digital quality music programming via satellites to subscribers' vehicles. We intend to focus on providing a consumer service, and anticipate that the equipment required to receive our broadcasts will be manufactured by consumer electronics manufacturers. In April 1997, we were the winning bidder in an FCC auction for one of two national satellite broadcast licenses with a winning bid of $83.3 million. We paid the bid amount during 1997 and were awarded an FCC license on October 10, 1997.

2. ACCOUNTING POLICIES

  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary. Intercompany transactions are eliminated in consolidation. Our principal activities to date have included developing our technology, obtaining regulatory approval for our service, constructing four satellites, launching three satellites, constructing our national broadcast studio, acquiring content for our programming, constructing our terrestrial repeater network, arranging for the development of radios capable of receiving our service, strategic planning, market research, recruiting our management team and securing financing for capital expenditures and working capital. We have not yet recognized any revenues, accordingly, our financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

  RISKS AND UNCERTAINTIES

    As a development stage enterprise, our future operations are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets for satellite products and services. Among the significant risks that have a direct bearing on our results of operations are the unavailability of radios capable of receiving our service and our dependence upon third parties to manufacture and distribute them; the potential risk of delay in implementing our business plan; unproven market for our proposed service; and our need for additional financing.

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

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and investments with original maturities of three months or less.

  MARKETABLE SECURITIES AND RESTRICTED INVESTMENTS

    Marketable securities are classified as trading securities and are stated at market value. Marketable securities consist of obligations of U.S. government agencies and commercial paper issued by major U.S.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

corporations with high credit ratings. Unrealized holding gains of $3,882 and $2,275 were reflected in earnings at December 31, 1999 and 2000, respectively.

    Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. Unrealized holding losses were $716 and $16 at December 31, 1999 and 2000, respectively. The securities included in restricted investments are restricted to provide for interest payments through May 15, 2002 on our 14 1/2% Senior Secured Notes due 2009.

  PROPERTY AND EQUIPMENT

    All costs incurred to prepare our system for use are capitalized, including interest on funds borrowed to finance construction. To date, such costs consist of satellite construction and launch, broadcast studio equipment, terrestrial repeater network in process and capitalized interest. Charges to operations for depreciation of these items will begin upon commencement of commercial broadcasting. We anticipate that we will depreciate our satellites over 15 years. Depreciation of technical and other equipment is computed on the straight-line method based on estimated useful lives ranging from 3 to 10 years.

    We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value is identified, the impairment will be quantatively measured in accordance with SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' and charged to operations. No material impairment losses have been recognized to date.

  FCC LICENSE

    Our FCC license is recorded at cost and will be amortized using the straight-line method over a period of 40 years. Amortization of our FCC license will begin upon the commencement of commercial broadcasting.

  FAIR VALUE

    The carrying amount of cash and cash equivalents, marketable securities and restricted investments approximate fair value because of the short maturity of these investments. The fair value of our redeemable convertible preferred stock is estimated based on the market value of our common stock as of December 31, 2000 (see Note 7). The fair value of our long-term notes payable is estimated using quoted market prices. The following table summarizes the book and fair values of these notes at December 31, 1999 and 2000:

                                                       DECEMBER 31, 1999         DECEMBER 31, 2000
                                                    -----------------------   -----------------------
                                                    BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                                    ----------   ----------   ----------   ----------
15% Senior Secured Discount Notes due 2007........   $184,513     $160,342     $218,405     $135,103
14 1/2% Senior Secured Notes due 2009.............    170,427      180,000      173,361      140,000
8 3/4% Convertible Subordinated Notes due 2009....    133,750      217,183       80,836       98,717

  INCOME TAXES

    Deferred income taxes are recognized for the tax consequences in future years as differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end,

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    We record redeemable convertible preferred stock on the date of issuance by allocating, when appropriate, a portion of the proceeds that represents a beneficial conversion feature to additional paid-in capital. The beneficial conversion feature (discount) is amortized using the effective interest method and is recognized as a deemed dividend over the shortest period of conversion. The carrying value of the redeemable convertible preferred stock accretes to its liquidation value over the mandatory redemption period. The periodic accretion increases the net loss applicable to common stockholders.

  NET LOSS PER SHARE

    Basic loss per share is based on the weighted average number of outstanding shares of our common stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into our common stock. As of December 31, 1998, 1999 and 2000, approximately 16,646,000, 21,127,000 and 28,458,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share because they were antidilutive.

  DEFERRED DEBT ISSUANCE COSTS

    Costs associated with the issuance of debt are deferred and amortized to interest expense over the terms of the respective notes using the effective interest rate method.

  STOCK-BASED AWARDS

    We use the intrinsic-value method of accounting for stock-based awards granted to employees as prescribed in Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.' Accordingly, we measure the compensation cost for stock-based awards granted to employees as the excess of the market value of our common stock at the date of grant over the amount which must be paid to acquire our common stock. We have elected the disclosure-only provision of SFAS No. 123, 'Accounting for Stock-Based Compensation,' and have provided pro-forma disclosures on net loss and net loss per share in the notes to the financial statements. Stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

  COMPREHENSIVE INCOME

    In 1997, the Financial Accounting Standards Board ('FASB') issued SFAS
No. 130, 'Reporting Comprehensive Income,' that requires additional reporting with respect to certain changes in assets and liabilities that previously were included in stockholders' equity. During the periods presented, we had no comprehensive income items to report.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' SFAS No. 133 requires companies to record derivatives on the balance sheet as

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In May 1999, the FASB issued SFAS No. 137, 'Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement
No. 133,' which deferred the effective date of SFAS No. 133 by one year. As a result, SFAS No. 133 became effective for all fiscal quarters beginning after June 15, 2000. The FASB amended SFAS No. 133 with SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedge Activities -- an Amendment of FASB Statement No. 133,' for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 did not have a material impact on the financial statements.

  RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to the current presentation.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        2000
                                                          ----        ----
Satellite-1...........................................  $  --      $  258,379
Satellite-2...........................................     --         269,454
Satellite-3...........................................     --         273,373
Leasehold improvements................................    15,285       20,257
Broadcast studio equipment............................    15,731       18,854
Satellite telemetry, tracking and control equipment...    10,346       15,484
Customer care, billing and conditional access.........     1,645       10,616
Furniture, fixtures and equipment.....................     5,496        9,747
Construction in process...............................   575,845      140,406
                                                        --------   ----------
                                                         624,348    1,016,570
Less: accumulated depreciation........................      (880)      (3,105)
                                                        --------   ----------
    Property and equipment, net.......................  $623,468   $1,013,465
                                                        --------   ----------
                                                        --------   ----------

    Construction in process consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                            ----       ----
Construction of satellites..............................  $375,294   $115,141
Construction of launch vehicles.........................   199,385      --
Construction of terrestrial repeater network............     1,166     25,265
                                                          --------   --------
    Construction in process.............................  $575,845   $140,406
                                                          --------   --------
                                                          --------   --------

    Our satellites were successfully launched on June 30, 2000, September 5, 2000 and November 30, 2000. We received title to our satellites on July 31, 2000, September 29, 2000 and December 22, 2000, following the completion of in-orbit testing of each satellite. We expect our fourth, spare, satellite to be delivered to ground storage in August 2001.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

4. SHORT-TERM NOTES PAYABLE

    We entered into a credit agreement with Bank of America and other lenders in July 1998 under which Bank of America and the other lenders provided us a $115,000 term loan facility. The proceeds of the facility were used to fund progress payments for the purchase of launch services and to pay interest, fees and other related expenses. On February 29, 2000, we repaid these loans and cancelled the related credit agreement.

5. LONG-TERM NOTES PAYABLE

    Long-term notes payable consists of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                        MATURITY     1999       2000
                                                        --------     ----       ----
15% Senior Secured Discount Notes due 2007............  12/01/07   $184,513   $218,405
14 1/2% Senior Secured Notes due 2009.................   5/15/09    170,427    173,361
8 3/4% Convertible Subordinated Notes due 2009........   9/29/09    133,750     80,836
                                                                   --------   --------
    Long-term notes payable...........................             $488,690   $472,602
                                                                   --------   --------
                                                                   --------   --------

  15% SENIOR SECURED DISCOUNT NOTES DUE 2007

    In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 in an aggregate principal amount at maturity of $3. Our 15% Senior Secured Discount Notes due 2007 will not require cash interest payments prior to December 1, 2002, and will accrete to a principal amount at stated maturity of $297,000 by that date. As of December 31, 1999 and 2000, we had accreted interest relating to our 15% Senior Secured Discount Notes due 2007 of $59,488 and $93,381, respectively. Cash interest will be payable semi-annually on each June 1 and December 1 of the remaining years of our 15% Senior Secured Discount Notes due 2007. Our 15% Senior Secured Discount Notes due 2007 are redeemable, at our option, in whole or in part, at any time on or after December 1, 2002 at specified redemption prices plus accrued interest, if any, to the date of redemption. Our 15% Senior Secured Discount Notes due 2007 are senior obligations and are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. The indenture governing our 15% Senior Secured Discount Notes due 2007 contains limitations on our ability to incur additional indebtedness.

  14 1/2% SENIOR SECURED NOTES DUE 2009

    In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase
3.65 shares of our common stock. The warrants are exercisable through May 15, 2009 at an exercise price of $28.60 per share. Cash interest is payable semi-annually on each May 15 and November 15 of the remaining years of our 14 1/2% Senior Secured Notes due 2009. We invested $79,300 of the net proceeds of our 14 1/2% Senior Secured Notes due 2009 in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on our 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. Our 14 1/2% Senior Secured Notes due 2009 are redeemable, at our option, in whole or in part, at any time on or after May 15, 2004 at a specified redemption price plus accrued interest, if any, to the date of redemption. Our 14 1/2% Senior Secured Notes due 2009 are senior obligations and are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. The indenture governing our 14 1/2% Senior Secured Notes due 2009 contains limitations on our ability to incur additional indebtedness.

    As required by the terms of the warrants issued in conjunction with our 14 1/2% Senior Secured Notes due 2009, we may adjust the number of shares for which each warrant may be exercised and the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

exercise price per share for issuances of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2000, these warrants may be exercised to purchase 3.947 shares of our common stock at an exercise price per share of $26.45.

  8 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2009

    In September 1999, we issued $125,000 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering resulting in net proceeds of $119,000. In October 1999, we issued an additional $18,750 aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to satisfy the underwriters' over-allotment option, resulting in net proceeds of $18,000. Our 8 3/4% Convertible Subordinated Notes due 2009 are convertible, at the option of the holder, unless previously redeemed, into shares of our common stock at any time at a conversion rate of
35.134 shares of common stock per $1 principal amount, subject to certain adjustments. We may redeem our 8 3/4% Convertible Subordinated Notes due 2009, in whole or in part, at our option, on or after September 29, 2002, contingent upon certain circumstances. As of December 31, 2000, we had acquired $62,914 of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock. Cash interest is payable semi-annually on each March 29 and September 29 of the remaining years of our 8 3/4% Convertible Subordinated Notes due 2009.

  LEHMAN TERM LOAN FACILITY

    In June 2000, we entered into an agreement with Lehman Commercial Paper Inc. ('LCPI') and Lehman Brothers Inc. pursuant to which LCPI agreed to provide a term loan facility (the 'Lehman Term Loan Facility') for us in the aggregate principal amount of $150,000. The loans under the Lehman Term Loan Facility will be made available to us upon the demonstration of our broadcast system and upon satisfaction of certain customary conditions.

    In connection with the Lehman Term Loan Facility, we have placed into escrow, for the benefit of LCPI, 2,100,000 warrants, each to purchase one share of our common stock at an exercise price of $29.00 per share. 525,000 of these warrants are vested, 1,050,000 of these warrants will vest upon the making of the loans under the Lehman Term Loan Facility and the remaining 525,000 will vest only under certain conditions relating to the performance of our publicly issued senior notes.

6. DEFERRED SATELLITE PAYMENTS

    Under an amended and restated contract (the 'Loral Satellite Contract') with Space Systems/Loral, Inc. ('Loral'), Loral agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred, which approximate fair value, bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002; however, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the date set forth in the Loral Satellite Contract. Our fourth, spare, satellite is expected to be delivered to ground storage in August 2001 and was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until April 2003, at the earliest. We do, however, have the right to prepay any deferred amounts together with accrued interest, without penalty. As collateral security for these deferred amounts, we have granted Loral a security interest in our terrestrial repeater network.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

7. CAPITAL STOCK

  COMMON STOCK, PAR VALUE $.001 PER SHARE

    On September 29, 1994, we completed our initial public offering by issuing 1,491,940 shares of our common stock for net proceeds of approximately $4,800. On August 5, 1997, we sold 1,905,488 shares of our common stock to Loral Space & Communications Ltd. for net proceeds of approximately $24,400. In November 1997, we issued 2,800,000 shares of our common stock for net proceeds of $42,200 in a public offering. In December 1997, we issued an additional 250,000 shares of our common stock, in connection with the partial exercise of the option granted to the underwriters of our November 1997 public offering solely to cover over-allotments, for net proceeds of $4,200. In November 1998, we issued 5,000,000 shares of our common stock to Prime 66 Partners, L.P. for net proceeds of $98,000. In September 1999, we issued 3,000,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $68,000. In October 1999, we issued an additional 450,000 shares of our common stock in connection with the exercise of the option granted to the underwriters of our September 1999 public offering solely to cover over-allotments, for net proceeds of approximately $10,000. In February 2000, we sold 2,290,322 shares of our common stock to DaimlerChrysler Corporation for an aggregate purchase price of approximately $100,000.

    As of December 31, 2000, approximately 43,000,000 shares of our common stock were reserved for issuance in connection with outstanding shares of convertible preferred stock, convertible debt, warrants and stock options.

  PREFERRED STOCK

    In April 1997, we completed a private placement of our 5% Delayed Convertible Preferred Stock. We sold a total of 5,400,000 shares of our 5% Delayed Convertible Preferred Stock for an aggregate price of $135,000. The 5% Delayed Convertible Preferred Stock was immediately convertible at a discount to the then fair market value of our common stock and, accordingly, we recorded approximately $52,000 as a deemed dividend in determining net loss attributable to common stockholders.

    In November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all outstanding shares of our 5% Delayed Convertible Preferred Stock. Each share of our 10 1/2% Series C Convertible Preferred Stock was convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $18.00. On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase our 10 1/2% Series C Convertible Preferred Stock that we would redeem these securities on April 12, 2000. As of April 12, 2000, all of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock were exercised and all of the outstanding shares of 10 1/2% Series C Convertible Preferred Stock (including those shares received upon the exercise of such warrants) had been converted into shares of our common stock.

    On December 23, 1998, we completed a transaction with Apollo Investment Fund IV, L.P., a Delaware limited partnership, and Apollo Overseas Partners IV, L.P., a Cayman Islands limited partnership (collectively, the 'Apollo Investors'), pursuant to which we sold to the Apollo Investors 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $135,000. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference (the 'Series A Liquidation Preference') by a conversion price of $30.00. This conversion price is subject to adjustment for certain corporate events. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock are payable annually in cash or additional shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, at our option. From and after November 15, 2001 and prior to November 15, 2003, we may redeem our 9.2% Series A Junior Cumulative Convertible Preferred Stock at the Series A

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

Liquidation Preference, plus any unpaid dividends, provided the price of our common stock is at least $60.00 per share for a period of twenty consecutive trading days immediately preceding the date of the notice of redemption. From and after November 15, 2003, our right to redeem our 9.2% Series A Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at a price equal to the Series A Liquidation Preference plus any unpaid dividends on November 15, 2011. On the date of issuance, the 9.2% Series A Junior Cumulative Convertible Preferred Stock was immediately convertible at a discount to the then fair market value of our common stock and, accordingly, we recorded approximately $11,000 as a deemed dividend in net loss applicable to common stockholders. At December 31, 2000, the estimated fair value of our 9.2% Series A Junior Cumulative Convertible Preferred Stock approximated book value and accrued dividends payable relating to this stock totaled $26,421.

    The Apollo Investors granted to us, in conjunction with the 9.2% Series A Junior Cumulative Convertible Preferred Stock transaction, an option to sell to the Apollo Investors 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $65,000. We recorded the value of our 9.2% Series B Junior Cumulative Convertible Preferred Stock at fair value and recorded approximately $3,101 of deemed dividends related primarily to the amortization of the value of this option during 1999. We exercised the option to sell our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors on
October 13, 1999. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock are similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock. At December 31, 2000, the estimated fair value of our 9.2% Series B Junior Cumulative Convertible Preferred Stock approximated book value and accrued dividends payable relating to this stock totaled $7,400.

    On January 31, 2000, we completed a transaction with certain affiliates of The Blackstone Group, L.P. ('Blackstone') pursuant to which we sold to Blackstone 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $200,000. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference (the 'Series D Liquidation Preference') by a conversion price of $34.00. This conversion price is subject to adjustment for certain corporate events. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable annually in cash or additional shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, at our option. From and after December 23, 2002 and prior to December 23, 2004, we may redeem our 9.2% Series D Junior Cumulative Convertible Preferred Stock at the Series D Liquidation Preference, plus any unpaid dividends, provided the price of our common stock is at least $68.00 per share for a period of twenty consecutive trading days immediately preceding the date of the notice of redemption. From and after December 23, 2004, our right to redeem our 9.2% Series D Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock at a price equal to the Series D Liquidation Preference plus any unpaid dividends on November 15, 2011. At December 31, 2000, the estimated fair value of our 9.2% Series D Junior Cumulative Convertible Preferred Stock was $188,931 and accrued dividends payable relating to this stock totaled $17,057.

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

    In connection with the November 1997 issuance of our 10 1/2% Series C Convertible Preferred Stock, we granted our investment advisor and certain related persons, in lieu of a warrant to purchase shares of our 5% Delayed Convertible Preferred Stock, warrants to purchase an aggregate of 177,178 shares of our 10 1/2% Series C Convertible Preferred Stock at an initial exercise price of $68.47 per share. The warrants were convertible at a discount to the then fair market value of our common stock and accordingly, we will record, over the life of the warrant, $1,600 as a deemed dividend in connection with the issuance of warrants on our 10 1/2% Series C Convertible Preferred Stock. During 2000, we accreted dividends of $900 related to this warrant. As of April 12, 2000, all of the outstanding warrants to purchase shares of our 10 1/2% Series C Convertible Preferred Stock had been exercised.

    We granted to an investor warrants to purchase 1,800,000 shares of our common stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, we may redeem all of these warrants, provided that the price of our common stock is at least $75.00 per share during a specified period.

    As part of our agreement with Ford Motor Company ('Ford') on June 11, 1999, we issued to Ford 4,000,000 warrants, each to purchase one share of our common stock at an exercise price of $30.00 per share. These warrants are exercisable based upon the number of new Ford vehicles equipped to receive our broadcasts Ford manufactures, and are fully exercisable after 4,000,000 new Ford vehicles equipped to receive our broadcasts are manufactured.

    As part of our agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner Corporation (collectively, 'DaimlerChrysler') on January 28, 2000, we issued to DaimlerChrysler Corporation 4,000,000 warrants, each to purchase one share of our common stock at an exercise price of $60.00 per share. These warrants are exercisable based upon the number of new DaimlerChrysler vehicles equipped to receive our broadcasts DaimlerChrysler manufactures, and are fully exercisable after 4,000,000 new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured.

8. BENEFIT PLANS

  STOCK OPTION PLANS

    In February 1994, we adopted our 1994 Stock Option Plan (the '1994 Plan') and our 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). In June 1999, we adopted our 1999 Long-Term Stock Incentive Plan (the '1999 Plan'). Our stock option plans provide for grants of options as incentives and rewards to encourage employees, officers, consultants and directors in our long term success. Generally, options granted under the plans vest over a four year period and are exercisable for a period of ten years from the date of grant. Compensation expense for options granted to non-employees, included in general and administrative expenses, totaled $260 and $835 for the years ended
December 31, 1999 and 2000. As of December 31, 2000, the aggregate number of shares of common stock available for issuance and the common stock available for grant pursuant to the 1994 Plan, the Directors' Plan and the 1999 Plan were 12,766,000 and 4,363,000, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The following table summarizes the option activity under all option plans for the years ended December 31, 1998, 1999 and 2000:

                                           1998                   1999                   2000
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                    OPTION     EXERCISE    OPTION     EXERCISE    OPTION     EXERCISE
                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                    ------      -----      ------      -----      ------      -----
Outstanding at Beginning of
  Year...........................  1,909,500    $ 8.16    2,453,525    $12.87    6,497,773    $24.56
Granted..........................    659,500    $28.13    4,569,250    $29.88    2,165,178    $37.70
Exercised........................    (44,850)   $ 3.11     (205,002)   $ 8.02     (615,576)   $12.35
Cancelled........................    (70,625)   $18.55     (320,000)   $21.38     (497,400)   $30.02
                                   ---------              ---------              ---------
Outstanding at End of Year.......  2,453,525    $12.87    6,497,773    $24.56    7,549,975    $28.97
                                   ---------              ---------              ---------
                                   ---------              ---------              ---------

    Exercise prices for stock options outstanding as of December 31, 2000 ranged from $1.00 to $63.25. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2000:

RANGE OF EXERCISE                                        WEIGHTED AVERAGE       WEIGHTED AVERAGE REMAINING
PRICES PER SHARE               SHARES UNDER OPTION   EXERCISE PRICE PER SHARE   CONTRACTUAL LIFE IN YEARS
----------------               -------------------   ------------------------   -------------------------
OUTSTANDING:
Under $5.00..................         487,500                 $ 3.47                        3.8
$5.00 - $14.99...............         600,322                 $ 9.79                        2.2
$15.00 - $24.99..............         748,163                 $22.32                        9.1
$25.00 - $34.99..............       4,261,200                 $30.72                        8.4
Over $35.....................       1,452,790                 $43.72                        9.3
EXERCISABLE:
Under $5.00..................         447,500                 $ 3.78
$5.00 - $14.99...............         594,322                 $ 9.76
$15.00 - $24.99..............          54,400                 $23.24
$25.00 - $34.99..............       2,124,660                 $30.81
Over $35.....................          53,000                 $37.59

    If we had elected to recognize compensation cost based on the fair value of stock-based awards in accordance with SFAS No. 123, our net loss and net loss per share (basic and diluted) on a pro-forma basis would have been:

                                                                            1998       1999       2000
                                                                            ----       ----       ----
Net loss applicable to common stockholders -- as reported..............  $(85,953)  $(96,981)  $(183,715)
Net loss applicable to common stockholders -- pro-forma................  $(51,028)  $(99,587)  $(170,637)
Net loss per share applicable to common stockholders -- as reported....  $  (4.79)  $  (3.96)  $   (4.72)
Net loss per share applicable to common stockholders -- pro-forma......  $  (2.85)  $  (4.07)  $   (4.39)

    The pro-forma expense related to stock options is recognized over the vesting period, generally four years. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                              1998    1999    2000
                                                              ----    ----    ----
Risk-free interest rate.....................................  4.72%   6.70%   4.89%
Expected life of options -- years...........................   4.36    4.38    4.38
Expected stock price volatility.............................    75%     70%     72%
Expected dividend yield.....................................    N/A     N/A     N/A

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  401(K) SAVINGS PLAN

    We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the '401(k) Plan') for eligible employees. The 401(k) Plan allows eligible employees to voluntarily contribute from 1% to 12% of their pretax salary subject to certain defined limits. We may match up to 100% of the voluntary employee contribution in the form of our common stock. Our matching contribution vests at a rate of 33 1/3% each year and is fully vested after three years of employment. Contribution expense resulting from our matching contribution to the 401(k) Plan was $104, $454, $864 and $1,422 for 1998, 1999, 2000 and for the period May 17,
1990 (date of inception) to December 31, 2000, respectively.

9. INCOME TAXES

    The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                            ----       ----
Start-up costs capitalized for tax purposes.............  $ 29,198   $ 65,586
Net operating loss carryforwards........................    12,262     23,433
Capitalized interest expense............................     6,095     10,841
Other...................................................      (376)     1,198
                                                          --------   --------
                                                            47,179    101,058
Valuation allowance.....................................   (49,416)  (103,295)
                                                          --------   --------
Net deferred tax liability..............................  $ (2,237)  $ (2,237)
                                                          --------   --------
                                                          --------   --------

    Realization of deferred tax assets at the balance sheet date is dependent upon future earnings, which are uncertain. Accordingly, a full valuation allowance was recorded against the assets.

    At December 31, 2000, we had net operating loss carryforwards of approximately $57,576 for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning in 2008. A significant portion of costs incurred to date has been capitalized for tax purposes as a result of our status as a development stage enterprise. Total start-up costs as of December 31, 2000 were $160,689. Once we begin our active trade or business, these capitalized costs will be amortized over 60 months. The total deferred tax asset related to capitalized start-up costs of $65,586 includes approximately $7,400 which, when realized, would not affect financial statement income but will be recorded directly to stockholders' equity.

10. SPECIAL CHARGES

    During 1998, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling $25,682 related primarily to the termination of such contracts.

11. RELATED PARTIES

    Since inception, we have relied upon related parties for certain consulting, legal and management services. We have paid for these services with cash and with the issuance of our common stock. Total cash expenses incurred in transactions with related parties during the years ended December 31, 1998, 1999 and 2000 and the period from May 17, 1990 (date of inception) to December 31, 2000 were $127, $94, $24 and $2,564, respectively. We have also issued common stock in lieu of cash in settlement of other related party liabilities. There were no related party expenses settled with the issuance of common stock during the years ended December 31, 1998, 1999 and 2000. Related party expenses settled with

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

the issuance of common stock for the period from May 17, 1990 (date of inception) to December 31, 2000 were $1,311.

    During the years ended December 31, 1998, 1999 and 2000 we made payments of $2,000, $9,379 and $67 to a financial advisory firm, of which a related party is a partner.

12. LEASES AND RENTALS

    Total rent expense for the years ended December 31, 1998, 1999 and 2000 and the period May 17, 1990 (date of inception) to December 31, 2000 was $1,985, $4,976, $6,712 and $15,156, respectively. Future minimum lease payments under non-cancelable operating leases totaled $100,719 as of December 31, 2000 and are payable as follows:

2001.......................................................  $ 7,450
2002.......................................................    7,452
2003.......................................................    7,454
2004.......................................................    7,702
2005.......................................................    7,631
Thereafter.................................................   63,030

13. COMMITMENTS AND CONTINGENCIES

  SATELLITE CONSTRUCTION AND LAUNCH SERVICES

    To build and launch the satellites necessary to provide our service, we entered into the Loral Satellite Contract. The Loral Satellite Contract provides for Loral to construct, launch and deliver three satellites in-orbit and checked-out, to construct a fourth satellite for use as a ground spare and to deliver $15,000 of long-lead time parts for a fifth satellite. We are committed to make aggregate payments of $745,890 under the Loral Satellite Contract. As of December 31, 2000, $674,080 of this commitment has been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are made in installments that commenced in April 1997 and will end in October 2004. Future contractual payments are due as follows: $21,810 in 2001, $0 in 2002, $25,000 in 2003 and $25,000 in 2004.

  INTEGRATED CIRCUITS

    During 1998, we signed an agreement with Lucent Technologies, Inc. ('Lucent') pursuant to which Lucent agreed to use commercially reasonable efforts to deliver commercial quantities of integrated circuits ('chip sets'), which will be used in radios capable of receiving our broadcasts. We agreed to pay Lucent the costs of the chip set development work totaling $9,000. On February 1, 1999, we amended and restated this agreement because the design and development of the chip sets required more engineering resources than originally estimated. We estimate that the costs of this development work could total approximately $50,000.


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly results of operations are summarized as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                  ------------------------------------------------
                                                  MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                  --------    -------   ------------   -----------
Year Ended December 31, 2000:
    Revenue.....................................  $  --       $  --       $  --          $  --
    Operating loss..............................    (26,776)   (28,868)    (31,819)       (38,171)
    Net loss applicable to common
      stockholders..............................    (43,761)   (44,982)    (40,883)       (54,089)
    Net loss per share applicable to common
      stockholders..............................  $   (1.35)  $  (1.11)   $  (0.97)      $  (1.28)
Year Ended December 31, 1999:
    Revenue.....................................  $  --       $  --       $  --          $  --
    Operating loss..............................    (11,875)   (13,887)    (12,932)       (24.824)
    Net loss applicable to common
      stockholders..............................    (20,104)   (22,475)    (23,221)       (31,181)
    Net loss per share applicable to common
      stockholders..............................  $   (0.87)  $  (0.97)   $  (0.96)      $  (1.15)


15. SUBSEQUENT EVENTS

    On February 23, 2001, we sold 11,500,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $229,500.

    On March 8, 2001, we borrowed $150,000 under the Lehman Term Loan Facility.

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

         4.5    -- Form of certificate for shares of 9.2% Series D Junior
                   Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the '1999
                   Form 10-K')).

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

                                      E-1

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

         4.6.9 -- Amendment to the Rights Agreement dated as of January 28, 2000 (incorporated by reference to
                   Exhibit 4.6.9 to the 1999 Form 10-K).

         4.6.10 -- Amendment to the Rights Agreement dated as of August 7,
                   2000 (filed herewith).

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

         4.14   -- Form of 14 1/2% Senior Secured Note due 2009
                   (incorporated by reference to Exhibit 4.4.2 to the 1999
                   Units Registration Statement).

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

         4.17   -- Form of 8 3/4% Convertible Subordinated Note due 2009
                   (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 11, 1999).

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

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.20   -- Collateral Pledge and Security Agreement, dated as of
                   May 15, 1999, between the Company, as pledgor, and United
                   States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999 Units
                   Registration Statement).

         4.21 -- Intercreditor Agreement, dated May 15, 1999, by and between IBJ Whitehall Bank & Trust Company, as trustee, and United States Trust Company of New York, as trustee
                   (incorporated by reference to Exhibit 4.4.7 to the 1999
                   Units Registration Statement).

         4.22   -- Term Loan Agreement, dated as of June 1, 2000, among the
                   Company, Lehman Brothers Inc., as arranger, Lehman
                   Commercial Paper Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

         4.23 -- Term Loan Agreement, dated as of February 23, 2001, among the Company and Lehman Brothers Inc. (incorporated by reference to Exhibit 1.01 to Company's Current Report on
                   Form 8-K filed on February 28, 2001).

         4.24   -- Warrant Agreement, dated as of June 1, 2000, between the
                   Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2000).

         4.25   -- Common Stock Purchase Warrant granted by the Company to
                   Ford Motor Company, dated June 11, 1999 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration
                   Statement).

         4.26   -- Common Stock Purchase Warrant granted by the Company to
                   DaimlerChrysler Corporation, dated January 28, 2000
                   (incorporated by reference to Exhibit 4.23 to the 1999
                   Form 10-K).

         9.1 -- Voting Trust Agreement, dated as of August 26, 1997, by and among Darlene Friedland, as Grantor, David Margolese, as Trustee, and the Company (incorporated by reference to Exhibit (c) to the Company's Issuer Tender Offer Statement on Form 13E-4 filed on October 16, 1997).

        10.1.1  -- Lease Agreement, dated as of March 31, 1998, between
                   Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).

        10.1.2  -- Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2000).

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

       *10.4    -- Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (incorporated by
                   reference to Exhibit 10.5 to the 1999 Form 10-K).

       *10.5    -- Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (incorporated by
                   reference to Exhibit 10.6 to the 1999 Form 10-K).

       *10.6    -- Employment Agreement, dated as of April 17, 2000, between the Company and Dr. Mircho Davidov (incorporated by
                   reference to Exhibit 10.8 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2000).

       *10.7    -- Registration Agreement, dated January 2, 1994, between
                   the Company and M.A. Rothblatt and B.A. Rothblatt
                   (incorporated by reference to Exhibit 10.20 to the S-1
                   Registration Statement).

       *10.8    -- 1994 Stock Option Plan (incorporated by reference to
                   Exhibit 10.21 to the S-1 Registration Statement).

       *10.9    -- Amended and Restated 1994 Directors' Nonqualified Stock
                   Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1995).

       *10.10   -- CD Radio Inc. 401(k) Savings Plan (incorporated by
                   reference to Exhibit 4.4 to the Company's Registration
                   Statement on Form S-8 (File No. 333-65473)).

       *10.11   -- Sirius Satellite Radio 1999 Long-Term Stock Incentive
                   Plan (incorporated by reference to Exhibit 4.4 of the
                   Company's Registration Statement on Form S-8 (File
                   No. 333-31362)).

        10.12   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).

                                      E-3

EXHIBIT                                 DESCRIPTION
-------                                 -----------
        10.13   -- Letter, dated May 29, 1998, terminating Launch Services
                   Agreement dated July 22, 1997 between the Company and
                   Arianespace S.A.; Arianespace Customer Loan Agreements
                   dated July 22, 1997 for Launches #1 and #2 between the
                   Company and Arianespace Finance S.A.; and the Multiparty
                   Agreements dated July 22, 1997 for Launches #1 and #2
                   among the Company, Arianespace S.A. and Arianespace
                   Finance S.A. (incorporated by reference to Exhibit 10.21
                   to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998).

        10.14   -- Summary Term Sheet/Commitment, dated June 15, 1997, among the Company and Everest Capital International, Ltd.,
                   Everest Capital Fund, L.P. and The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 8,
                   1997).

        10.15.1 -- Engagement Letter Agreement, dated June 14, 1997, between the Company and Libra Investments, Inc. (incorporated by reference to Exhibit 10.26.1 to the 1997 Form 10-K).

        10.15.2 -- Engagement Letter Agreement, dated August 6, 1997, between the Company and Libra Investments, Inc.
                   (incorporated by reference to Exhibit 10.26.2 to the 1997
                   Form 10-K).

        10.16   -- Radio License Agreement, dated January 21, 1998, between the Company and Bloomberg Communications Inc.
                   (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     'D'10.17   -- Amended and Restated Agreement, dated as of February 1,
                   1999, between Lucent Technologies Inc. and the Company
                   (incorporated by reference to Exhibit 99.1 to the
                   Company's Current Report on Form 8-K filed on February 4,
                   1999).

        10.18   -- Stock Purchase Agreement, dated as of October 8, 1998,
                   between the Company and Prime 66 Partners, L.P.
                   (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8,
                   1998).

        10.19.1 -- Stock Purchase Agreement, dated as of November 13, 1998
                   (the 'Apollo Stock Purchase Agreement'), by and among the
                   Company, Apollo Investment Fund IV, L.P. and Apollo
                   Overseas Partners IV, L.P. (incorporated by reference to
                   Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 17, 1998).

        10.19.2 -- Amendment No. 1, dated as of December 23, 1998, to the
                   Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1999).

        10.19.3 -- Second Amendment, dated as of December 23, 1999, to the
                   Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company's Current Report on
                   Form 8-K filed on December 29, 1999).

        10.20   -- Stock Purchase Agreement, dated as of December 23, 1999
                   (the 'Blackstone Stock Purchase Agreement'), by and between the Company and Blackstone Capital Partners III
                   Merchant Banking Fund L.P. (incorporated by reference to
                   Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 29, 1999).

        10.21   -- Stock Purchase Agreement, dated as of January 28, 2000, among the Company, Mercedes-Benz USA, Inc., Freightliner
                   Corporation and DaimlerChrysler Corporation (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).

        10.22   -- Tag-Along Agreement, dated as of November 13, 1998, by
                   and among Apollo Investment Fund IV, L.P., Apollo Overseas
                   Partners IV, L.P., the Company and David Margolese
                   (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 17,
                   1998).

     'D'10.23   -- Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (incorporated by reference to
                   Exhibit 10.33 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1999).

     'D'10.24   -- Joint Development Agreement, dated as of February 16,
                   2000, between the Company and XM Satellite Radio Inc.
                   (incorporated by reference to Exhibit 10.28 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 2000).

        21.1    -- List of Subsidiaries.

        23.1    -- Consent of Arthur Andersen LLP.

---------
* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                                      E-4





                            STATEMENT OF DIFFERENCES
                            ------------------------

The dagger symbol shall be expressed as.................................. 'D'