Form 10-Q
period 2001-03-31
SIRIUS SATELLITE RADIO INC
filed 2001-05-15
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001

Commission file number   0-24710

                           SIRIUS SATELLITE RADIO INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-1700207
  ---------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                     1221 Avenue of the Americas, 36th Floor
                            New York, New York 10020

  ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   (Zip code)

                                  212-584-5100
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



   ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Common Stock, $.001 par value               53,843,369 shares
  ---------------------------------------------------------------------------
                   (Class)                      (Outstanding as of May 10, 2001)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I - Financial Information

Consolidated Statements of Operations (unaudited) for the three month periods                1
   ended March 31, 2001 and 2000 and for the period May 17, 1990 (date of inception) to March 31, 2001

Consolidated Balance Sheets as of March 31, 2001 (unaudited) and                             2
   December 31, 2000

Consolidated Statements of Cash Flows (unaudited) for the three month periods                3
   ended March 31, 2001 and 2000 and for the period May 17, 1990 (date of inception) to March 31, 2001

Notes to Consolidated Financial Statements (unaudited)                                       4

Management's Discussion and Analysis of Financial Condition and Results                      9
   of Operations


Part II - Other Information                                                                16


Signatures                                                                                 17

                                     SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                                                              Cumulative for
                                                                                               the period
                                                   For the Three Months Ended March 31,       May 17, 1990
                                                ---------------------------------------   (date of inception)
                                                   2001                    2000            to March 31, 2001
                                                ----------               ---------        -------------------
Revenue                                           $   -                  $   -                $   -

Operating expenses:
      Engineering design & development             (17,686)               (16,898)              (128,236)
      General and administrative                   (21,630)                (9,878)              (137,192)
      Special charges                                 -                       -                  (27,682)
                                                  --------               --------              ---------
           Total operating expenses                (39,316)               (26,776)              (293,110)
                                                  --------               --------              ---------
Other income (expense):
      Interest and investment income                 3,607                  7,831                 57,246
      Interest expense, net                        (18,380)                (5,866)               (85,165)
                                                  --------               --------              ---------
                                                   (14,773)                 1,965                (27,919)
                                                  --------               --------              ---------
Income (loss) before income taxes                  (54,089)               (24,811)              (321,029)

Income taxes:
     Federal                                          -                       -                   (1,982)
     State                                            -                       -                     (313)
                                                  --------               --------              ---------
Net loss                                           (54,089)               (24,811)              (323,324)
                                                  --------               --------              ---------

Preferred stock dividends                          (10,165)               (10,838)              (102,015)
Preferred stock deemed dividends                      (169)                (7,218)               (75,615)
Accretion of dividends in connection
  with the issuance of warrants on
  preferred stock                                     -                      (894)                (7,704)
                                                  --------               --------              ---------
Net loss applicable to
  common stockholders                             $(64,423)              $(43,761)             $(508,658)
                                                  ========               ========              =========
Net loss per share applicable to
  common stockholders (basic
  and diluted)                                    $  (1.34)              $  (1.35)
                                                  ========               ========
Weighted average common shares
     outstanding (basic and diluted)                47,942                 32,412
                                                  ========               ========



            The acompanying notes are an integral part of these consolidated financial statements.

                                     SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                            CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except per share amounts)




                                                                                          March 31,           December 31,
                                                                                            2001                 2000
                                                                                        --------------    ------------------
                                         ASSETS                                          (Unaudited)
 Current assets:
      Cash and cash equivalents                                                          $   197,131       $     14,397
      Marketable securities, at market                                                       263,275            129,153
      Restricted investments, at amortized cost                                               42,066             41,510
      Prepaid expense and other                                                               13,513             13,288
                                                                                          -----------        -----------
        Total current assets                                                                 515,985            198,348
                                                                                          -----------        -----------
 Property and equipment                                                                    1,034,008          1,016,570
 Less: accumulated depreciation                                                               (5,173)            (3,105)
                                                                                          -----------        -----------
                                                                                           1,028,835          1,013,465

 Other assets:
     FCC license                                                                              83,368             83,368
     Debt issue cost, net                                                                     21,216             20,124
     Deposits and other                                                                        5,558              8,277
                                                                                          -----------        -----------
         Total other assets                                                                  110,142            111,769
                                                                                          -----------        -----------

         Total assets                                                                     $1,654,962         $1,323,582
                                                                                          ===========        ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued expenses                                               $   44,720         $   45,057
      Satellite construction payable                                                            -                 9,310
                                                                                          -----------        -----------
        Total current liabilities                                                             44,720             54,367
 Long-term notes payable and accrued interest                                                621,189            472,602
 Deferred satellite payments and accrued interest                                             62,382             60,881
 Deferred income taxes                                                                         2,237              2,237
                                                                                          -----------        -----------
        Total liabilities                                                                    730,528            590,087
                                                                                          -----------        -----------

 Commitments and contingencies:

 10-1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, no shares issued or outstanding at March 31, 2001
    and December 31, 2000                                                                          -              -

 9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
    value: 4,300,000 shares authorized, 1,595,707 shares issued and outstanding at March 31, 2001 and  December 31, 2000 (liquidation
    preference of $159,571), at net carrying value including accrued dividends               165,972        162,380

 9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
    value: 2,100,000 shares authorized, 715,703 shares issued and outstanding at March 31, 2001 and December 31, 2000 (liquidation
    preference of $71,570), at net carrying value including accrued dividends                 72,173         70,507

 9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
    10,700,000 shares authorized, 2,145,688 shares issued and outstanding at March 31, 2001 and December 31, 2000 (liquidation preference of
    $214,569), at net carrying value including accrued dividends                            215,201        210,125

 Stockholders' equity:
      Preferred stock, $.001 par value: 50,000,000 shares authorized,
       8,000,000 shares designated as 5% Delayed Convertible Preferred
       Stock, none issued or outstanding                                                           -              -
      Common stock, $.001 par value: 200,000,000 shares authorized,
        53,728,723 and 42,107,957 shares issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively                                        54             42
      Additional paid-in capital                                                             794,358        559,676
      Deficit accumulated during the development stage                                      (323,324)      (269,235)
                                                                                        -------------    -----------
        Total stockholders' equity                                                           471,088        290,483
                                                                                        -------------    -----------
        Total liabilities and stockholders' equity                                      $  1,654,962     $1,323,582
                                                                                        =============    ===========


            The acompanying notes are an integral part of these consolidated financial statements.


                                      SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                           (A Development Stage Enterprise)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                      (Unaudited)


                                                                                                                  Cumulative for
                                                                               For the Three Months Ended           the period
                                                                                        March  31,                 May 17, 1990
                                                                          -----------------------------------  (date of inception)
                                                                               2001                2000         to March 31, 2001
                                                                          ----------------     --------------  --------------------
Cash flows from development stage activities:
     Net loss                                                             $  (54,089)           $(24,811)            $(323,324)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
         Depreciation expense                                                  2,068                 471                 5,584
         Decrease (increase) in gain on marketable securities                  1,354                (448)                 (922)
         Loss on disposal of assets                                                -                 249                   364
         Special charges                                                           -                -                   25,557
         Accretion of note payable charged as interest expense                21,234              19,517               182,038
         Compensation expense in connection with
               issuance of common stock and stock options                        942               1,730                12,660
         Expense incurred in connection with conversion of debt                    -                -                   14,431
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
          Prepaid expense and other                                             (225)                 13               (13,513)
          Due to related party                                                     -                -                      351
          Other assets                                                         5,271                 160                   280
          Accounts payable and accrued expenses                               (7,656)             (3,942)              (21,110)
          Deferred taxes                                                           -                -                    2,237
                                                                          -----------         -----------            ----------
            Net cash used in development stage activities                   (31,101)              (7,061)             (115,367)
                                                                          -----------         -----------            ----------
Cash flows from investing activities:
      Sales (purchases) of marketable securities and restricted
           investments, net                                                 (135,476)           (100,850)             (304,465)
      Purchase of FCC license                                                      -                -                  (83,368)
      Purchases of property and equipment                                    (25,247)            (90,886)             (999,249)
      Acquisition of Sky-Highway Radio Corp.                                       -                -                   (2,000)
                                                                          -----------         -----------           -----------
            Net cash used in investing activities                           (160,723)           (191,736)           (1,389,082)
                                                                          -----------         -----------           -----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                 145,000               1,882               398,145
     Proceeds from issuance of common stock, net                             229,407             100,010               591,488
     Proceeds from issuance of preferred stock, net                                -             192,450               505,418
     Proceeds from exercise of stock options and warrants                        151               3,919                15,181
     Proceeds from issuance of promissory notes and units, net                     -                   -               306,535
     Proceeds from issuance of promissory notes to related parties                 -                   -                 2,965
     Repayment of promissory notes                                                 -                   -                (2,635)
     Repayment of notes payable                                                    -            (115,957)             (115,957)
     Loan from officer                                                             -                   -                   440
                                                                          -----------         -----------            ----------
            Net cash provided by financing activities                        374,558             182,304             1,701,580
                                                                          -----------         -----------            ----------
Net increase (decrease) in cash and cash equivalents                         182,734             (16,493)              197,131
Cash and cash equivalents at the beginning of period                          14,397              81,809                     -
                                                                          -----------         -----------            ----------
Cash and cash equivalents at the end of period                            $  197,131          $   65,316             $ 197,131
                                                                          ===========         ===========            ==========


            The acompanying notes are an integral part of these consolidated financial statements.



                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

1. Business Activites

Principal Business

     Sirius Satellite Radio Inc., a Delaware corporation, is developing a service for broadcasting digital quality programming via satellites to vehicles, homes and portable radios throughout the continental United States. We intend to focus exclusively on providing a consumer service; consumer electronics manufacturers will manufacture the radios required to receive our broadcasts.
In April 1997, we were the winning bidder in an auction by the Federal Communications Commission for one of two national satellite broadcast licenses with a winning bid of approximately $83,300. We paid the bid amount during 1997 and were awarded an FCC license on October 10, 1997. Our principal activities to date have included obtaining regulatory approval for our service, constructing and launching our three satellite constellation, constructing our national broadcast studio, acquiring content for our programming, constructing our terrestrial repeater network, arranging for the development of radios, strategic planning and market research, recruiting our management team and securing financing for capital expenditures and working capital.

Recent Developments

     On February 23, 2001, we sold 11,500,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $229,300.

     On March 7, 2001, we borrowed $150,000 under a term loan agreement with Lehman Commercial Paper Inc. and Lehman Brothers Inc.

2. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. These financial statements should be read in connection with our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Marketable Securities and Restricted Investments

         Marketable securities are classified as trading securities and are stated at market value. Marketable securities consist of obligations of U.S. government agencies and commercial paper issued by major U.S. corporations with high credit ratings. Unrealized holding gains of $922 and $2,275 were reflected in earnings at March 31, 2001 and December 31, 2000, respectively.

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. As of March 31, 2001 and December 31, 2000, we had an unrealized holding gain of $323 and an unrealized holding loss of $16, respectively, related to these securities. We are required to hold the securities included in restricted investments to pay interest on our 14-1/2% Senior Secured Notes due 2009 through May 15, 2002.

Property and Equipment

         All costs incurred related to activities necessary to prepare our broadcast system for use are capitalized. To date, such costs consist of satellite construction and launch, broadcast studio equipment, terrestrial repeater network in process and capitalized interest.

Net Loss Per Share

         Basic net loss per share is based on the weighted average number of outstanding shares of our common stock. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. As of March 31, 2001 and 2000, approximately 17,770,000 and 28,892,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted net loss per share, as they were antidilutive.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative and Certain Hedging Activities", became effective on January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the change in the fair value of a derivative depends on the use of the derivative and whether or not it qualifies for hedge accounting. The adoption of SFAS No. 133 did not have a material impact on our financial statements.

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

3. Deferred Satellite Payments

         Under an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral"), Loral has agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred, which approximate fair value, bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of certain milestones under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth, spare, satellite is expected to be delivered to ground storage in October 2001 and was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until June 2003, at the earliest. We do, however, have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network.

4. Long-term Notes Payable

Long-term Notes Payable consists of the following:

                                                         March 31, 2001            December 31, 2000
                                                       -----------------         --------------------
15% Senior Secured Discount Notes due 2007                     $227,558                     $218,405
14-1/2% Senior Secured Notes due 2009                           174,103                      173,361
8-3/4% Convertible Subordinated Notes due 2009                   80,836                       80,836
Term Loan Facility                                              138,692                            -
                                                               --------                     --------
          Long-term Notes Payable                              $621,189                     $472,602
                                                               ========                     ========


5. Term Loan Facility

         On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ("LCPI") and Lehman Brothers Inc. On March 7, 2001, after satisfaction of the conditions to borrowing, including a demonstration of our broadcast system, we borrowed $150,000 of term loans from LCPI under this agreement. These term loans bear interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. As of March 31, 2001, the interest rate on these term loans was 9.97%. These term loans are secured by a pledge of the stock of Satellite CD Radio, Inc., our

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

subsidiary that holds our FCC license, and our rights under the Loral Satellite Contract relating to our fourth, spare, satellite. The proceeds of these term loans will be used for working capital, capital expenditures and general corporate purposes.

         In connection with this term loan facility, we placed into escrow, for the benefit of LCPI, 2,100,000 warrants, each to purchase one share of our common stock at an exercise price of $29.00 per share. The value of these warrants at the time of issuance was approximately $11,879 and will be accreted to interest expense over the life of the term loans. On April 4, 2001, these warrants were released from escrow.

6. Commitments and Contingencies

Satellite Contract

         We entered into the Loral Satellite Contract to build and launch the satellites necessary for our service. We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of March 31, 2001, $683,390 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March 1993, payments are due in installments that commenced in April 1997 and will end in October 2004. Our future payments due to Loral, including deferred satellite payments, are as follows: $12,500 in 2001, $0 in 2002, $25,000 in 2003 and
$25,000 in 2004. The amount and timing of these future payments depends upon the completion of construction of our fourth, spare, satellite.

Radio Commitments

         Matsushita Communication Industrial Corporation of USA ("Panasonic") has constructed a dedicated facility in Peachtree City, Georgia, to manufacture radios capable of receiving our broadcasts. As part of our arrangement with Panasonic, during the first year of production of satellite radios at this facility, we are obligated to purchase certain radios not purchased by other customers. Based on discussions with potential purchasers of these radios, including consumer electronics retailers and suppliers to the automotive industry, we do not expect to incur any costs under this agreement; however, if Panasonic were unable to sell any of the applicable radios, our costs under this agreement could approximate $70,000.

7. Engineering Design and Development

         We have entered into an agreement with Agere Systems, Inc. (the successor to the microelectronics group of Lucent Technologies, Inc. ("Agere")) pursuant to which Agere has agreed to use commercially reasonable efforts to deliver integrated circuits ("chip sets") which will be used in radios capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Fujitsu Ten Limited, Harman International Industries, Incorporated, Kenwood Corporation, Mitsubishi Electric Automotive America, Inc., Panasonic, Pioneer Corporation, Recoton Corporation, Sanyo Electronic Co. Ltd., Sony Electronics Inc., Visteon Automotive Systems and other

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

manufacturers to design, develop and produce radios capable of receiving our service and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as the work is performed. Total expenses related to these agreements were $13,009 and $13,903 for the three month periods ended March 31, 2001 and 2000, respectively, and $87,690 for the period May 17, 1990 (date of inception) to March 31, 2001.

8. Stock Option Plans

         On April 9, 2001, the Compensation Committee of our Board of Directors amended approximately 3,832,000 stock options with an exercise price greater than $7.50 to cause such stock options to have an exercise price equal to $7.50. David Margolese, our Chairman and Chief Executive, elected not to include any options held by him in the repricing. The Compensation Committee, together with its independent compensation consultant, Ernst & Young LLP, evaluated various methods to motivate and retain our employees during this critical period. The Compensation Committee concluded that repricing best served the near and long-term interests of our stockholders. Other than the change in the exercise price, no other changes to the terms of the original options were made. In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board Opinion No. 25, these modified stock options will be accounted for as variable.

         On May 11, 2001, the Compensation Committee of our Board of Directors granted Mr. Margolese an option to purchase 1,500,000 shares of our common stock at a price of $12.67 per share, the closing price of our common stock on that day.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             (Dollar amounts in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business--Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

         o the unavailability of radios capable of receiving our service and our dependence upon third parties to manufacture and distribute them;

         o    the potential risk of delay in implementing our business plan;

         o    the unproven market for our service; and

         o    our need for additional financing.

         Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. In addition, any forward-looking statements speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements.

Overview

         Sirius Satellite Radio Inc. was organized in May 1990 and is in its development stage. Our principal activities to date have included:

         o    obtaining regulatory approval for our service;

         o    constructing and launching our three satellite constellation;

         o    constructing our national broadcast studio;

         o    acquiring content for our programming;

         o    constructing our terrestrial repeater network;

         o arranging for the development of radios capable of receiving our service;

         o    strategic planning and market research;

         o    recruiting our management team; and

         o    securing financing for capital expenditures and working capital.

         We will require additional funds for working capital, interest on borrowings, financing costs and operating expenses until some time after we commence commercial operations. We cannot assure you that we will ever commence commercial operations, attain any particular level of revenues or achieve profitability.

         We will broadcast 50 channels of commercial-free music and up to 50 channels of news, sports and entertainment to consumers throughout the continental United States and expect our primary source of revenues to be subscription fees. We anticipate that our subscription fee will be $12.95 per month, with a one-time activation fee per subscriber. We also expect our subscription to be included in the sale or lease of certain new vehicles. In addition, we expect to derive revenues from directly selling or bartering limited advertising on our non-music channels.

         The operating expenses associated with our service will consist primarily of marketing and sales costs, costs to acquire programming, expenses of maintaining our broadcasting system and general and administrative costs. Costs to acquire programming include payments to build and maintain an extensive music library and royalty payments for broadcasting music. As of May 10, 2001, we had 186 employees. On December 31, 2001, we expect to have approximately 250 employees.

         We received title to our satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. We expect our fourth, spare, satellite to be delivered to ground storage in October 2001.

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31, 2000

         We had net losses of $54,089 and $24,811 for the three months ended March 31, 2001 and 2000, respectively. Our total operating expenses were $39,316 and $26,776 for the three months ended March 31, 2001 and 2000, respectively.

         Engineering design and development costs were $17,686 and $16,898 for the three months ended March 31, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (39% in the 2001 period and 63% in the 2000 period) and other radio development and manufacturing partners (34% in the 2001 period and 19% in the 2000 period). The increase in costs in the 2001 period resulted primarily from the increased activity in our radio development effort as we prepare to launch our service.

         General and administrative expenses increased for the three months ended March 31, 2001 to $21,630 from $9,878 for the three months ended March 31, 2000. General and administrative expenses increased principally due to the growth of our workforce, expenses in connection with stock and stock options granted to employees and consultants and in-orbit insurance for our three satellites. The major components of general and administrative expenses in the 2001 period were salaries and employment related costs (25%), marketing costs (16%) and rent and occupancy costs (15%), while in the 2000 period the major components were salaries and employment related costs (46%), marketing costs (13%) and rent and occupancy costs (15%). The remaining portion of general and administrative expenses (44% in the 2001 period and 26% in the 2000 period) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with no such amount exceeding 10% of the total in either 2001 or 2000.

         The decrease in interest and investment income to $3,607 for the three months ended March 31, 2001, from $7,831 for the three months ended March 31, 2000, was the result of a lower average balance of cash, cash equivalents and marketable securities and a lower return on our investments in U.S. government securities and commercial paper issued by major U.S. corporations with high credit ratings during the 2001 period.

         Interest expense was $18,380 for the three months ended March 31, 2001 and $5,866 for the three months ended March 31, 2000, net of capitalized interest of $4,362 and $17,518, respectively. Gross interest expense for the 2001 period decreased by $642 and capitalized interest decreased by $13,156, compared to the 2000 period. The decrease in the capitalization of interest during the 2001 period was primarily due to the lower level of construction in process associated with our satellites and launch vehicles.

Liquidity and Capital Resources

         At March 31, 2001, we had cash, cash equivalents, marketable securities and restricted investments totaling $502,472 and working capital of $471,265 compared with cash, cash equivalents, marketable securities and restricted investments totaling $185,060 and working capital of $143,981 at December 31, 2000.

         Funding Requirements. We entered into a satellite contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral") to build and launch the satellites necessary to transmit our service. The Loral Satellite Contract requires Loral to:

         o construct, launch and deliver three satellites in-orbit and checked-out;

         o    construct a fourth satellite for use as a spare; and

         o deliver $15,000 of long-lead time parts for a possible fifth satellite.

We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of March 31, 2001, $683,390 of this obligation had been satisfied. Under the Loral Satellite Contract, with the exception of a payment made to Loral in March

1993, payments are made in installments that commenced in April 1997 and will end in October 2004. Our future payments due to Loral are as follows: $12,500 in 2001, $0 in 2002, $25,000 in 2003 and $25,000 in 2004. The amount and timing of our future payments to Loral depends upon the completion of construction of our fourth satellite.

         The amount and timing of our other cash requirements will depend upon numerous factors, including completion of our terrestrial repeater network, costs associated with the design and development of chip sets and radios, the rate of growth of our business after we commence service, costs of financing and the possibility of unanticipated costs.

         Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity securities.

         As of March 31, 2001, we had received a total of approximately $1,103,300 in equity capital as a result of the following transactions:

         o the sale of shares of our common stock (net proceeds of approximately $22,000) prior to the issuance of our FCC license in October 1997;

         o the sale of 5,400,000 shares of our 5% Delayed Convertible Preferred Stock (net proceeds of approximately $121,000) in April 1997 (in November 1997, we exchanged 1,846,799 shares of our 10-1/2% Series C Convertible Preferred Stock for all the outstanding shares of our 5% Delayed Convertible Preferred Stock) (all shares of our 10-1/2% Series C Convertible Preferred Stock have since been converted into shares of our common stock);

         o the sale of 4,955,488 shares of our common stock (net proceeds of approximately $71,000) in 1997;

         o the sale of 5,000,000 shares of our common stock to Prime 66 Partners, L.P. (net proceeds of approximately $98,000) in November 1998;

         o the sale of 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock to the Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the "Apollo Investors") (net proceeds of approximately $129,000) in December 1998;

         o the sale of 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors (net proceeds of approximately $63,000) in November 1999;

         o the sale of 3,450,000 shares of our common stock in an underwritten public offering (net proceeds of approximately $78,000) in September and October 1999;

         o the sale of 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock to affiliates of The Blackstone Group L.P. (net proceeds of approximately $192,000) in January 2000;

         o the sale of 2,290,322 shares of our common stock to DaimlerChrysler Corporation (net proceeds of approximately $100,000) in February 2000; and

         o the sale of 11,500,000 shares of our common stock in an underwritten public offering (net proceeds of approximately $229,300) in February 2001.

         As of March 31, 2001, we had received a total of approximately $443,000 in net proceeds from the following public debt offerings:

         o 12,910 units, each consisting of $20 aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3 in an underwritten public offering (net proceeds of approximately $116,000) in November 1997. All of these warrants were exercised in 1997. The aggregate value at maturity of our 15% Senior Secured Discount Notes due 2007 is approximately $297,000. Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and the first cash interest payment is due in June 2003.

         o 200,000 units, each consisting of $1 aggregate principal amount of our 14-1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 4.189 shares of our common stock (as of March 31, 2001) in an underwritten public offering (net proceeds of approximately $190,000) in May 1999. The warrants are exercisable through May 15, 2009 at an exercise price of $24.92 per share (as of March 31, 2001). We invested approximately $79,300 of the net proceeds from this offering in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest due on the 14-1/2% Senior Secured Notes due 2009 through May 15, 2002.

         o $125,000 aggregate principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000) in September 1999. In October 1999, we issued an additional $18,750 aggregate principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 to the underwriters of that offering in connection with their over-allotment option (net proceeds of approximately $18,000).

         The indentures governing our 14-1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to incur additional indebtedness. These notes are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. As of March 31, 2001, we had acquired $62,914 principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock.

         Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the date set forth in the Loral Satellite Contract. Our fourth, spare, satellite was originally expected to be delivered to ground storage in October 2000 and now is expected to be delivered to ground storage in October 2001. As a result of this delay, we do not expect to make any required payments with respect to these deferred amounts until June 2003, at the earliest. As security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network.

         On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ("LCPI") and Lehman Brothers Inc. On March 7, 2001, after satisfaction of the conditions to borrowing, including a demonstration of our broadcast system, we borrowed $150,000 of term loans from LCPI under this agreement. These term loans bear interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. These term loans are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our rights under the Loral Satellite Contract relating to our fourth, spare, satellite. The proceeds of these term loans will be used for working capital, capital expenditures and general corporate purposes.

         The term loans mature in quarterly installments, commencing on March 31, 2003, in an amount equal to the percentage set forth below of the aggregate principal amount of the loans:

         Installment                                            Percentage
         March 31, 2003............................                0.25%
         June 30, 2003.............................                0.25%
         September 30, 2003........................                0.25%
         December 31, 2003.........................                0.25%
         March 31, 2004............................                2.25%
         June 30, 2004.............................                2.25%
         September 30, 2004........................                2.25%
         December 31, 2004.........................                2.25%
         March 31, 2005............................               22.50%
         June 30, 2005.............................               22.50%
         September 30, 2005........................               22.50%
         December 31, 2005.........................               22.50%

         We may prepay the term loans in whole at any time or in part from time to time. Prepayment prior to March 7, 2004 must be accompanied by a specified prepayment penalty. We must prepay the term loans:

         o    with the net proceeds of certain incurrences of indebtedness;

         o    with the proceeds of asset sales, subject to certain exceptions;
              and

         o commencing with the fiscal year ending December 31, 2002, with excess cash.

         The term loan facility contains customary covenants and events of default for a senior secured bank loan. These covenants restrict our ability to issue additional debt and engage in certain activities.

         In connection with this term loan facility, we granted LCPI 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share.

         Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are convertible into shares of our common stock at a price of $30.00 per share. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters on which the holders of our common stock have the right to vote. Shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock:

         o are callable by us beginning November 15, 2001 at a price of 100% if the current market price, as defined in the certificates of designation of the 9.2% Series A Junior Cumulative Convertible Preferred

              Stock and 9.2% Series B Junior Cumulative Convertible
              Preferred Stock, of our common stock exceeds $60.00 per share for a period of 20 consecutive trading days;

         o will be callable in all events beginning November 15, 2003 at a price of 100%; and

         o    must be redeemed by us on November 15, 2011.

         Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock are convertible into shares of our common stock at a price of $34.00 per share. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable in kind or in cash annually, at our option. Holders of our 9.2% Series D Junior Cumulative Convertible Preferred Stock have the right to vote, on an as-converted basis, on matters in which the holders of our common stock have the right to vote. Shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock:

         o are callable by us beginning December 23, 2002 at a price of 100% if the current market price, as defined in the certificate of designation of the 9.2% Series D Junior Cumulative Convertible Preferred Stock, of our common stock exceeds $68.00 per share for a period of 20 consecutive trading days;

         o will be callable in all events beginning December 23, 2004 at a price of 100%; and

         o    must be redeemed by us on November 15, 2011.

         As of May 10, 2001, we had sufficient funds to operate our business through the middle of 2002. We will require additional funds to support our planned operations through the remainder of 2002 and thereafter until our revenues grow substantially. We plan to fund our additional capital needs through the issuance of debt and equity securities.

                                     Part II

                                Other Information

Item 5.   Other Information

         On May 10, 2001, Mr. Ralph V. Whitworth resigned from our Board of Directors, citing other corporate obligations. The two vacancies on the Board of Directors created by the resignation of Mr. Whitworth and the retirement of Mr. Briskman will be filled by Leon Black, Chairman of Apollo Management, and Peter G. Peterson, Chairman of The Blackstone Group L.P.

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

                                      SIRIUS SATELLITE RADIO INC.

                                      By: /s/ Edward Weber, Jr.
                                          -----------------------------------
                                          Edward Weber, Jr.
                                          Vice President and Controller
                                          (Principal Accounting Officer)

May 15, 2001

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

4.6.9       Amendment to the Rights Agreement dated as of January 28, 2000
            (incorporated by reference to Exhibit 4.6.9 to the 1999 Form 10-K).

4.6.10      Amendment to the Rights Agreement dated as of August 7, 2000
            (incorporated by reference to Exhibit 4.6.10 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            2000).

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

4.17 Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current
            Report on Form 8-K filed on October 11, 1999).

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

4.22        Term Loan Agreement, dated as of June 1, 2000, among the Company,
            Lehman Brothers Inc., as arranger, and Lehman Commercial Paper
            Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.23        Term Loan Agreement, dated as of February 23, 2001, among the
            Company and Lehman Brothers Inc. (incorporated by reference to
            Exhibit 1.01 to Company's Current Report on Form 8-K filed on
            February 28, 2001).

4.24        Warrant Agreement, dated as of June 1, 2000, between the Company and
            United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.23 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.25        Common Stock Purchase Warrant granted by the Company to Ford Motor
            Company, dated June 11, 1999 (incorporated by reference to Exhibit
            4.4.2 to the 1999 Units Registration Statement).



Exhibit                                 Description
-------                                 -----------
4.26        Common Stock Purchase Warrant granted by the Company to
            DaimlerChrysler Corporation, dated January 28, 2000 (incorporated by reference to Exhibit 4.23 to the 1999 Form 10-K).

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

*10.4       Employment Agreement, dated as of March 28, 2000, between the
            Company and Joseph S. Capobianco (incorporated by reference to
            Exhibit 10.5 to the 1999 Form 10-K).

*10.5       Employment Agreement, dated as of March 28, 2000, between the
            Company and Patrick L. Donnelly (incorporated by reference to
            Exhibit 10.6 to the 1999 Form 10-K).

*10.6       Employment Agreement, dated as of April 17, 2000, between the
            Company and Dr. Mircho Davidov (incorporated by reference to Exhibit
            10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.7 Employment Agreement, dated as of March 7, 2001, between the Company and John Scelfo (filed herewith).

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


Exhibit                                 Description
-------                                 -----------
*10.11      CD Radio Inc. 401(k) Savings Plan (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-8
            (File No. 333-65473)).

*10.12      Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan
            (incorporated by reference to Exhibit 4.4 of the Company's
            Registration Statement on Form S-8 (File No. 333-31362)).

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



Exhibit                                 Description
-------                                 -----------
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

'D'10.24    Agreement, dated as of June 11, 1999, between the Company and Ford
            Motor Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999).

'D'10.25 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

-----------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.



                           STATEMENT OF DIFFERENCES


   The dagger symbol shall be expressed as..................................'D'