Form 10-Q
period 2001-06-30
SIRIUS SATELLITE RADIO INC
filed 2001-08-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

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


     Common Stock, $.001 par value                   54,061,944 shares
--------------------------------------------------------------------------------
              (Class)                      (Outstanding as of August 8, 2001)

                             SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                  (A Development Stage Enterprise)
                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Part I - Financial Information

Consolidated Statements of Operations (Unaudited) for the three and six month                             1
   periods ended June 30, 2001 and 2000 and for the period May 17, 1990 (date of inception) to June 30, 2001

Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and                                           2
   December 31, 2000

Consolidated Statements of Cash Flows (Unaudited) for the six month periods                               3
   ended June 30, 2001 and 2000 and for the period May 17, 1990 (date of inception) to June 30, 2001

Notes to Consolidated Financial Statements (Unaudited)                                                    4

Management's Discussion and Analysis of Financial Condition and Results                                   8
   of Operations


Part II - Other Information                                                                              16


Signatures                                                                                               17

                                      SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                           (A Development Stage Enterprise)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)
                                                     (Unaudited)


                                               For the Three Months              For the Six Months        Cumulative for the
                                                  Ended June 30,                   Ended June 30,          period May 17, 1990
                                          -------------------------------   -----------------------------  (date of inception)
                                              2001             2000             2001            2000        to June 30, 2001
                                          --------------   --------------   -------------   -------------  -------------------
Revenue                                       $      -         $      -        $      -        $      -            $       -

Operating expenses:
     Engineering design and development        (14,206)         (17,163)        (31,765)        (33,974)            (141,824)
     General and administrative                (20,799)          (9,693)        (41,614)        (17,928)            (145,949)
     Non-cash stock compensation charge        (11,647)          (2,012)        (12,589)         (3,742)             (24,307)
     Special charges                                 -                -               -               -              (27,682)
                                              --------         --------       ---------        --------            ---------
          Total operating expenses             (46,652)         (28,868)        (85,968)        (55,644)            (339,762)
                                              --------         --------       ---------        --------            ---------

Other income (expense):
     Interest and investment income              5,769            6,595           9,376          14,426               63,015
     Interest expense                          (21,185)         (12,519)        (39,565)        (18,385)            (106,350)
                                              --------         --------       ---------        --------            ---------
                                               (15,416)          (5,924)        (30,189)         (3,959)             (43,335)
                                              --------         --------       ---------        --------            ---------

Loss before income taxes                       (62,068)         (34,792)       (116,157)        (59,603)            (383,097)

Income taxes:
     Federal                                         -                -               -               -               (1,982)
     State                                           -                -               -               -                 (313)
                                              --------         --------       ---------        --------            ---------
Net loss                                       (62,068)         (34,792)       (116,157)        (59,603)            (385,392)
                                              --------         --------       ---------        --------            ---------
Preferred stock dividends                      (10,223)          (9,486)        (20,388)        (20,324)            (112,238)
Preferred stock deemed dividends                  (170)            (698)           (339)         (7,916)             (75,785)
Accretion of dividends in connection
     with the issuance of warrants on
     preferred stock                                 -               (6)              -            (900)              (7,704)
                                              --------         --------       ---------        --------            ---------
Net loss applicable to common
     stockholders                             $(72,461)        $(44,982)      $(136,884)       $(88,743)           $(581,119)
                                              ========         ========       =========        ========            =========

Net loss per share applicable to
     common stockholders (basic and
     diluted)                                 $  (1.35)        $  (1.11)      $   (2.71)       $  (2.45)
                                              ========         ========       =========        ========

Weighted average common shares
     outstanding (basic and diluted)            53,861           40,643          50,498          36,163
                                              ========         ========       =========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                      SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                           (A Development Stage Enterprise)
                                              CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share amounts)

                                                                                        June 30,           December 31,
                                                                                          2001                 2000
                                                                                    ----------------     ----------------
                                        ASSETS                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $   12,140           $   14,397
     Marketable securities, at market                                                        404,608              129,153
     Restricted investments, at amortized cost                                                28,034               41,510
     Prepaid expenses and other                                                               13,803               13,288
                                                                                          ----------           ----------
       Total current assets                                                                  458,585              198,348
                                                                                          ----------           ----------

Property and equipment                                                                     1,052,062            1,016,570
Less: accumulated depreciation                                                                (7,400)              (3,105)
                                                                                          ----------           ----------
                                                                                           1,044,662            1,013,465
Other assets:
    FCC license                                                                               83,368               83,368
    Debt issuance costs, net                                                                  20,246               20,124
    Deposits and other                                                                         3,122                8,277
                                                                                          ----------           ----------
        Total other assets                                                                   106,736              111,769
                                                                                          ----------           ----------
        Total assets                                                                      $1,609,983           $1,323,582
                                                                                          ==========           ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                                $   37,708           $   45,057
     Satellite construction payable                                                                -                9,310
                                                                                          ----------           ----------
       Total current liabilities                                                              37,708               54,367
Long-term notes payable and accrued interest                                                 631,847              472,602
Deferred satellite payments and accrued interest                                              63,937               60,881
Deferred income taxes                                                                          2,237                2,237
                                                                                          ----------           ----------
       Total liabilities                                                                     735,729              590,087
                                                                                          ----------           ----------
Commitments and contingencies:

10-1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, no shares issued or outstanding at June 30, 2001
   and December 31, 2000                                                                           -                    -

9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 4,300,000 shares authorized, 1,595,707 shares issued and outstanding at June 30, 2001 and  December 31, 2000 (liquidation
   preference of $159,571), at net carrying value including accrued dividends                169,604              162,380

9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 2,100,000 shares authorized, 715,703 shares issued and outstanding at June 30, 2001 and December 31, 2000 (liquidation
   preference of $71,570), at net carrying value including accrued dividends                  73,857               70,507

9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
   10,700,000 shares authorized, 2,145,688 shares issued and outstanding at June 30, 2001 and December 31, 2000 (liquidation preference of
   $214,569), at net carrying value including accrued dividends                              220,278              210,125

Stockholders' equity:
   Preferred stock, $.001 par value: 50,000,000 shares authorized,
     8,000,000 shares designated as 5% Delayed Convertible Preferred
     Stock, none issued or outstanding                                                             -                    -
   Common stock, $.001 par value: 200,000,000 shares authorized,
     53,982,252 and 42,107,957 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                                            54                   42
   Additional paid-in capital                                                                795,853              559,676
   Deficit accumulated during the development stage                                         (385,392)            (269,235)
                                                                                          ----------           ----------
       Total stockholders' equity                                                            410,515              290,483
                                                                                          ----------           ----------
       Total liabilities and stockholders' equity                                         $1,609,983           $1,323,582
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

                                      SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                                          (A Development Stage Enterprise)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)

                                                                                                              Cumulative for
                                                                       For the Six Months Ended                the period
                                                                               June 30,                       May 17, 1990
                                                                  ------------------------------------    (date of inception)
                                                                       2001                2000            to June 30, 2001
                                                                  ----------------    ----------------    --------------------
Cash flows from development stage activities:
     Net loss                                                        $(116,157)         $ (59,603)            $  (385,392)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
         Depreciation expense                                            4,295                979                   7,811
         Increase in gain on marketable securities                      (2,682)              (968)                 (4,958)
         Loss on disposal of assets                                          -                249                     364
         Special charges                                                     -                  -                  25,557
         Accretion of note payable charged as interest expense          45,237             38,498                 206,041
         Non-cash stock compensation charge                             12,589              3,742                  24,307
         Expense incurred in connection with conversion of debt              -             12,655                  14,431
     Increase (decrease) in cash and cash equivalents
       resulting from changes in assets and liabilities:
          Prepaid expenses and other                                      (515)            (4,006)                (13,803)
          Due to related party                                               -                  -                     351
          Other assets                                                   9,043            (11,332)                  4,052
          Accounts payable and accrued expenses                        (27,524)           (15,619)                (40,978)
          Deferred taxes                                                     -                  -                   2,237
                                                                     ---------          ---------             -----------
            Net cash used in development stage activities              (75,714)           (35,405)               (159,980)
                                                                     ---------          ---------             -----------

Cash flows from investing activities:
      Sales (purchases) of marketable securities and
           restricted investments, net                                (259,596)            12,615                (428,585)
      Purchase of FCC license                                                -                  -                 (83,368)
      Purchases of property and equipment                              (41,746)          (214,975)             (1,015,748)
      Acquisition of Sky-Highway Radio Corp.                                 -                  -                  (2,000)
                                                                     ---------          ---------             -----------
            Net cash used in investing activities                     (301,342)          (202,360)             (1,529,701)
                                                                     ---------          ---------             -----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                           145,000              1,882                 398,145
     Proceeds from issuance of common stock, net                       229,503            100,100                 591,584
     Proceeds from issuance of preferred stock, net                          -            192,450                 505,418
     Proceeds from exercise of stock options and warrants                  296              4,896                  15,326
     Proceeds from issuance of promissory notes and units, net               -                  -                 306,535
     Proceeds from issuance of promissory notes to
       related parties                                                       -                  -                   2,965
     Repayment of promissory notes                                           -                  -                  (2,635)
     Repayment of notes payable                                              -           (115,957)               (115,957)
     Loan from officer                                                       -                  -                     440
                                                                     ---------          ---------             -----------
            Net cash provided by financing activities                  374,799            183,371               1,701,821
                                                                     ---------          ---------             -----------

Net increase (decrease) in cash and cash equivalents                    (2,257)           (54,394)                 12,140
Cash and cash equivalents at the beginning of period                    14,397             81,809                       -
                                                                     ---------          ---------             -----------
Cash and cash equivalents at the end of period                       $  12,140          $  27,415             $    12,140
                                                                     =========          =========             ===========

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

1.   Business Activites

         Sirius Satellite Radio Inc., a Delaware corporation, is developing a service for broadcasting digital quality programming via satellites to vehicles, homes and portable radios throughout the continental United States. We will focus exclusively on providing a consumer service; consumer electronics manufacturers will manufacture the radios required to receive our broadcasts. In April 1997, we were the winning bidder in an auction by the Federal Communications Commission for one of two national satellite broadcast licenses with a winning bid of approximately $83,300. We paid the bid amount during 1997 and were awarded an FCC license on October 10, 1997. Our principal activities to date have included obtaining regulatory approval for our service, constructing and launching our three satellite constellation, constructing our national broadcast studio, acquiring content for our programming, constructing our terrestrial repeater network, arranging for the development of radios, strategic planning and market research, recruiting our management team and securing financing for capital expenditures and working capital.


2.   Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, our financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. We have not yet recognized any revenues, accordingly, our financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All intercompany transactions have been eliminated in consolidation. These financial statements should be read in connection with our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December
31, 2000.

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


Marketable Securities and Restricted Investments

         Marketable securities are classified as trading securities and are stated at market value. Marketable securities consist of obligations of U.S. government agencies and commercial paper issued by major U.S. corporations with high credit ratings. We recognized unrealized holding gains on marketable securities of $2,682 and $968 for the six month periods ended June 30, 2001 and 2000, respectively, and $4,958 for the period May 17, 1990 (date of inception) to June 30, 2001.

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. As of June 30, 2001 and December 31, 2000, we had an unrealized holding gain of $290 and an unrealized holding loss of $16, respectively, related to these securities. We are required to hold the securities included in restricted investments to pay interest on our 14-1/2% Senior Secured Notes due 2009 through May 15, 2002.

Property and Equipment

         All costs incurred related to activities necessary to prepare our broadcast system for use are capitalized. To date, such costs consist of satellite construction and launch, broadcast studio equipment, terrestrial repeater network construction and capitalized interest.

Net Loss Per Share

         Basic net loss per share is based on the weighted average number of outstanding shares of our common stock during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. As of June 30, 2001 and 2000, approximately 19,026,000 and 21,347,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations" (effective June 30, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are in the process of evaluating the financial statement impact of the adoption of these statements.

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


3.   Deferred Satellite Payments

         Under an amended and restated contract (the "Loral Satellite Contract") with Space Systems/Loral, Inc. ("Loral"), Loral agreed to defer certain amounts due under the Loral Satellite Contract. The amounts deferred, which approximate fair value, bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of certain milestones under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth, spare, satellite is expected to be delivered to ground storage in October 2001 and was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until June 2003, at the earliest. We do have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network.


4.   Long-term Notes Payable


Long-term Notes Payable consists of the following:

                                                           June 30, 2001            December 31, 2000
                                                        -------------------     ------------------------

15% Senior Secured Discount Notes due 2007                       $236,899                     $218,405
14-1/2% Senior Secured Notes due 2009                             174,847                      173,361
8-3/4% Convertible Subordinated Notes due 2009                     80,836                       80,836
Term Loan Facility (current stated interest of 9.97%)             139,265                            -
                                                                 --------                     --------
          Long-term Notes Payable                                $631,847                     $472,602
                                                                 ========                     ========

5.   Commitments and Contingencies

Satellite Contract

         We entered into the Loral Satellite Contract to build and launch the satellites necessary for our service. We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of June 30, 2001, $683,390 of this obligation had been satisfied. Our future payments due to Loral, including deferred satellite payments, are as follows:
$12,500 in 2001, $0 in 2002, $25,000 in 2003 and $25,000 in 2004. The amount and timing of these payments depends upon the completion of construction of our fourth, spare, satellite.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Radio Commitments

         Matsushita Communication Industrial Corporation of USA ("Panasonic") has constructed a dedicated facility in Peachtree City, Georgia, to manufacture radios capable of receiving our broadcasts. During the first year of production of our radios at this facility, we are obligated to purchase certain radios not purchased by other customers. Based on discussions with potential purchasers of these radios, including consumer electronics retailers and suppliers to the automotive industry, we do not expect to incur any costs under this agreement; however, if Panasonic were unable to sell any of the applicable radios, our costs could approximate $70,000.

Programming Agreements

         We have entered into agreements with providers of non-music programming. We are obligated, in certain instances, to pay license fees, share advertising revenue from this programming or purchase advertising on properties owned or controlled by these programmers.


6.   Engineering Design and Development

         We have entered into agreements with Agere Systems, Inc. (the successor to the micro-electronics group of Lucent Technologies, Inc.) to develop and manufacture integrated circuits ("chip sets") which will be used in radios capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Fujitsu Ten Limited, Harman International Industries, Incorporated, Kenwood Corporation, Mitsubishi Electric Automotive America, Inc., Panasonic, Pioneer Corporation, Recoton Corporation, Sanyo Electronic Co. Ltd., Sony Electronics Inc., Visteon Automotive Systems and other manufacturers to design, develop and produce radios capable of receiving our broadcasts and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. Total expenses related to these agreements were $22,183 and $24,990 for the six month periods ended June 30, 2001 and 2000, respectively, and $96,864 for the period May 17, 1990 (date of inception) to June 30, 2001.


7.   Stock Option Plans

         In April 2001, the Compensation Committee of our Board of Directors amended the exercise price of approximately 3,982,000 employee stock options. In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," repriced stock options are subject to variable accounting, which requires a compensation charge or benefit to be recorded each period based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire. We recognized a non-cash compensation charge of $10,083 for the quarter ended June 30, 2001 in connection with the repriced stock options. We will record non-cash stock compensation charges or benefits based on the market value of our common stock at the end of future reporting periods.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             (Dollar amounts in thousands, unless otherwise stated)


Special Note Regarding Forward-Looking Statements

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business-Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:


          o the unavailability of radios capable of receiving our broadcasts and our dependence upon third parties to manufacture and distribute them;

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

          o arranging for the development of radios capable of receiving our broadcasts;

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

         We expect to broadcast 50 channels of commercial-free music and up to 50 channels of news, sports and entertainment to consumers throughout the continental United States and expect our primary source of revenues to be subscription fees. Our subscription fee will be $12.95 per month, with a one-time activation fee per subscriber. We also expect our subscription to be included in the sale or lease of certain new vehicles. In addition, we expect to derive revenues from directly selling or bartering limited advertising on our non-music channels.

         The operating expenses associated with our service will consist primarily of marketing and sales costs, costs to acquire programming, expenses of operating and maintaining our broadcasting system and general and administrative costs. Costs to acquire programming include payments to maintain an extensive music library, royalty payments for broadcasting music and payments to providers of content for our non-music channels. As of August 8, 2001, we had 204 employees. On December 31, 2001, we expect to have approximately 300 employees.

         We received title to our satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. We expect our fourth, spare, satellite to be delivered to ground storage in October 2001.

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

         We had net losses of $62,068 and $34,792 for the three months ended June 30, 2001 and 2000, respectively. Our total operating expenses were $46,652 and $28,868 for the three months ended June 30, 2001 and 2000, respectively.

         Engineering design and development costs were $14,206 and $17,163 for the three months ended June 30, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (53% in the 2001 period and 41% in the 2000 period) and other radio development and manufacturing partners (11% in the 2001 period and 24% in the 2000 period). The decrease in costs in the 2001 period was due to lower payments in connection with our chip set development effort and the completion of most activity relating to the development of radios capable of receiving our broadcasts.

         General and administrative expenses increased for the three months ended June 30, 2001 to $20,799 from $9,693 for the three months ended June 30, 2000. General and administrative expenses increased principally due to the growth of our workforce, operation of our terrestrial repeater network, depreciation of our broadcast studio equipment and the cost of in-orbit insurance for our three satellites during the entire 2001 period. The major components of general and administrative expenses in the 2001 period were salaries and employment related costs (24%), rent and occupancy costs (16%) and marketing costs (11%), while in the 2000 period the major components were salaries and employment related costs (38%), rent and occupancy costs (14%) and marketing costs (10%). The remaining portion of general and administrative expenses (49% in the 2001 period and 38% in the 2000 period) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with only insurance costs (14%) and depreciation (11%) exceeding 10% of the total in the 2001 period and no such amounts exceeding 10% of the total in the 2000 period.

         Non-cash stock compensation charge increased for the three months ended June 30, 2001 to $11,647 from $2,012 for the three months ended June 30, 2000. The increase in charges in the 2001 period resulted primarily from the charge associated with the repricing of certain employee stock options in April 2001. We expect to record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period.

         The decrease in interest and investment income to $5,769 for the three months ended June 30, 2001, from $6,595 for the three months ended June 30, 2000, was the result of lower rates of return on our investments in U.S. government securities and commercial paper issued by major U.S. corporations during the 2001 period.

         Interest expense was $21,185 for the three months ended June 30, 2001 and $12,519 for the three months ended June 30, 2000, net of capitalized interest of $4,711 and $20,181, respectively. Gross interest expense for the 2001 period decreased by $6,804 and capitalized interest decreased by $15,470, compared to the 2000 period. The decrease in gross interest from the prior period was due to the expense incurred during the 2000 period related to the induced conversion of our 8-3/4% Convertible Subordinated Notes due 2009; net of an increase in gross interest during the 2001 period in connection with our term loan facility. The decrease in the capitalization of interest during the 2001 period was primarily due to the lower level of construction in process associated with our satellites and launch vehicles.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

         We had net losses of $116,157 and $59,603 for the six months ended June 30, 2001 and 2000, respectively. Our total operating expenses were $85,968 and $55,644 for the six months ended June 30, 2001 and 2000, respectively.

         Engineering design and development costs were $31,765 and $33,974 for the six months ended June 30, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (45% in the 2001 period and 52% in the 2000 period) and other radio development and manufacturing partners (24% in the 2001 period and 26% in the 2000 period). The decrease in costs in the 2001 period was due to lower payments in connection with our chip set development effort and from the completion of most activity relating to the development of radios capable of receiving our broadcasts.

         General and administrative expenses increased for the six months ended June 30, 2001 to $41,614 from $17,928 for the six months ended June 30, 2000. General and administrative expenses increased principally due to the growth of our workforce, operation of our terrestrial repeater network, depreciation of our broadcast studio equipment and the cost of in-orbit insurance for our three satellites during the entire 2001 period. The major components of general and administrative expenses in the 2001 period were salaries and employment related costs (23%), rent and occupancy costs (16%) and marketing costs (13%), while in the 2000 period the major components were salaries and employment related costs (37%), rent and occupancy costs (16%) and marketing costs (13%). The remaining portion of general and administrative expenses (48% in the 2001 period and 34% in the 2000 period) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with only insurance (14%) exceeding 10% of the total in the 2001 period and no such amount exceeding 10% of the total in the 2000 period.

         Non-cash stock compensation charge increased for the six months ended June 30, 2001 to $12,589 from $3,742 for the six months ended June 30, 2000. The increase in charges in the 2001 period resulted primarily from the charge associated with the repricing of certain employee stock options in April 2001. We expect to record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period.

         The decrease in interest and investment income to $9,376 for the six months ended June 30, 2001, from $14,426 for the six months ended June 30, 2000, was the result of a lower average balance of cash, cash equivalents and marketable securities and lower rates of return on our investments in U.S. government securities and commercial paper issued by major U.S. corporations during the 2001 period.

         Interest expense was $39,565 for the six months ended June 30, 2001 and $18,385 for the six months ended June 30, 2000, net of capitalized interest of $9,073 and $37,699, respectively. Gross interest expense for the 2001 period decreased by $7,446 and capitalized interest decreased by $28,626, compared to the 2000 period. The decrease in gross interest from the prior period was due to the expense incurred during the 2000 period related to the induced conversion of our 8-3/4% Convertible Subordinated Notes due 2009; net of an increase in gross interest during the 2001 period in connection with our term loan facility. The decrease in the capitalization of interest during the 2001 period was primarily due to the lower level of construction in process associated with our satellites and launch vehicles.

Liquidity and Capital Resources

         At June 30, 2001, we had cash, cash equivalents, marketable securities and restricted investments totaling $444,782 and working capital of $420,877 compared with cash, cash equivalents, marketable securities and restricted investments totaling $185,060 and working capital of $143,981 at December 31, 2000.

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

We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of June 30, 2001, $683,390 of this obligation had been satisfied. Our future payments due to Loral are as follows: $12,500 in 2001, $0 in 2002, $25,000 in 2003 and $25,000 in 2004. The amount and timing of our future payments to Loral depends upon the completion of construction of our fourth satellite.

         The amount and timing of our other cash requirements will depend upon numerous factors, including costs associated with the design and development of chip sets and radios, the rate of growth of our business after we commence service, costs of financing and the possibility of unanticipated costs.

         Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity securities.

         As of June 30, 2001, we had received a total of approximately $1,103,300 in equity capital as a result of the following transactions:

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


As of June 30, 2001, we had received a total of approximately $443,000 in net proceeds from the following public debt offerings:

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

     o 200,000 units, each consisting of $1 aggregate principal amount of our 14-1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 4.189 shares of our common stock (as of June 30, 2001) in an underwritten public offering (net proceeds of approximately $190,000) in May 1999. The warrants are exercisable through May 15, 2009 at an exercise price of $24.92 per share (as of June 30, 2001). We invested approximately $79,300 of the net proceeds from this offering in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest due on the 14-1/2% Senior Secured Notes due 2009 through May 15, 2002.

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

         The indentures governing our 14-1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to issue additional debt. These notes are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. As of June 30, 2001, we had acquired $62,914 principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock.

         Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth, spare, satellite was originally expected to be delivered to ground storage in October 2000 and now is expected to be delivered to ground storage in October 2001. As a result of this delay, we do not expect to make any required payments with respect to these deferred payments until June 2003, at the earliest. As security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network.

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

         The term loans mature in quarterly installments, commencing on March 31, 2003, in an amount equal to the percentage set forth below of the aggregate principal amount of the loans:


         Installment                                   Percentage
         -----------                                   ----------
         March 31, 2003............................      0.25%
         June 30, 2003.............................      0.25%
         September 30, 2003........................      0.25%
         December 31, 2003.........................      0.25%
         March 31, 2004............................      2.25%
         June 30, 2004.............................      2.25%
         September 30, 2004........................      2.25%
         December 31, 2004.........................      2.25%
         March 31, 2005............................     22.50%
         June 30, 2005.............................     22.50%
         September 30, 2005........................     22.50%
         December 31, 2005.........................     22.50%


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

         As of August 8, 2001, we had sufficient funds to operate our business through the third quarter of 2002. We will require additional funds to support our planned operations through the remainder of 2002 and thereafter until our revenues grow substantially. We plan to fund our additional capital needs through the issuance of debt and equity securities.

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


August 14, 2001

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

4.8 Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.9 Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit
        4.27 to the Company's Registration Statement on Form S-3 (File No.
        333-65602)).

4.10 Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

4.11    Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997
        Units Registration Statement).

4.12 Form of Preferred Stock Warrant Agreement, dated as of April 9, 1997, between the Company and each warrantholder thereof (incorporated by reference to Exhibit 4.12 to the 1997 Form 10-K).

4.13    Form of Common Stock Purchase Warrant granted by the Company to Everest
        Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989
        (incorporated by reference to Exhibit 4.11 to the 1997 Form 10-K).



Exhibit                        Description
-------                        -----------

4.14    Indenture, dated as of May 15, 1999, between the Company and United
        States Trust Company of New York, as trustee, relating to the Company's
        14 1/2% Senior Secured Notes due 2009 (incorporated by reference to
        Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.15 Form of 14 1/2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.16 Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's
        8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).

4.17 First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009
        (incorporated by reference to Exhibit 4.1 to the Company's Current
        Report on Form 8-K filed on October 1, 1999).

4.18 Form of 83/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 11, 1999).

4.19    Warrant Agreement, dated as of May 15, 1999, between the Company and
        United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.20 Amended and Restated Pledge Agreement, dated as of May 15, 1999, among the Company, as pledgor, IBJ Whitehall Bank & Trust Company, as trustee,
        United States Trust Company of New York, as trustee, and IBJ Whitehall
        Bank & Trust Company, as collateral agent (incorporated by reference to Exhibit 4.4.5 to the 1999 Units Registration Statement).

4.21 Collateral Pledge and Security Agreement, dated as of May 15, 1999, between the Company, as pledgor, and United States Trust Company of New
        York, as trustee (incorporated by reference to Exhibit 4.4.6 to the 1999
        Units Registration Statement).

4.22    Intercreditor Agreement, dated May 15, 1999, by and between IBJ
        Whitehall Bank & Trust Company, as trustee, and United States Trust
        Company of New York, as trustee (incorporated by reference to Exhibit
        4.4.7 to the 1999 Units Registration Statement).



Exhibit                        Description
-------                        -----------
4.23    Term Loan Agreement, dated as of June 1, 2000, among the Company, Lehman
        Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
        30, 2000).

4.24 Term Loan Agreement, dated as of February 23, 2001, among the Company and Lehman Brothers Inc. (incorporated by reference to Exhibit 1.01 to
        Company's Current Report on Form 8-K filed on February 28, 2001).

4.25    Warrant Agreement, dated as of June 1, 2000, between the Company and
        United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.23 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.26    Common Stock Purchase Warrant granted by the Company to Ford Motor
        Company, dated June 11, 1999 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.27    Common Stock Purchase Warrant granted by the Company to DaimlerChrysler
        Corporation, dated January 28, 2000 (incorporated by reference to
        Exhibit 4.23 to the 1999 Form 10-K).

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



Exhibit                        Description
-------                        -----------

*10.4 Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-K).

*10.5 Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

*10.6 Employment Agreement, dated as of April 17, 2000, between the Company and Dr. Mircho Davidov (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
        2000).

*10.7   Employment Agreement, dated as of March 7, 2001, between the Company and
        John Scelfo (incorporated by reference to Exhibit 10.7 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

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



Exhibit                        Description
-------                        -----------

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



Exhibit                        Description
-------                        -----------

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

                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as..................................    'D'