Form 10-Q
period 2001-09-30
SIRIUS SATELLITE RADIO INC
filed 2001-11-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

Commission file number   0-24710
                         -------

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

     Common Stock, $.001 par value                  54,163,229 shares
--------------------------------------------------------------------------------
                (Class)                    (Outstanding as of November 1, 2001)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Part I - Financial Information

Consolidated Statements of Operations (Unaudited) for the three and nine month          1
   periods ended September 30, 2001 and 2000 and for the period May 17, 1990
   (date of inception) to Sepetember 30, 2001

Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and                    2
   December 31, 2000

Consolidated Statements of Cash Flows (Unaudited) for the nine month periods            3
   ended September 30, 2001 and 2000 and for the period May 17, 1990 (date of inception) to September 30, 2001

Notes to Consolidated Financial Statements (Unaudited)                                  4

Management's Discussion and Analysis of Financial Condition and Results                 8
   of Operations


Part II - Other Information                                                            16


Signatures                                                                             17

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                      Cumulative for
                                              For the Three Months       For the Nine Months            the period
                                               Ended September 30,       Ended September 30,           May 17, 1990
                                             -----------------------   ------------------------    (date of inception)
                                                2001         2000         2001         2000       to September 30, 2001
                                             ----------   ----------   ----------   ----------    ---------------------
Revenue                                       $   --       $    --      $    --     $    --            $    --

Operating expenses:
     Engineering design and development        (15,016)      (17,393)     (46,781)    (51,367)          (156,840)
     General and administrative                (24,850)      (12,424)     (66,464)    (30,352)          (170,799)
     Non-cash stock compensation
          benefit (charge)                       9,216        (2,002)      (3,373)     (5,744)           (15,091)
     Special charges                               -            --           --          --              (27,682)
                                              --------     ---------    ---------   ---------          ---------
          Total operating expenses             (30,650)      (31,819)    (116,618)    (87,463)          (370,412)
                                              --------     ---------    ---------   ---------          ---------
Other income (expense):
     Interest and investment income              5,010         6,265       14,386      20,691             68,025
     Interest expense                          (21,260)       (5,616)     (60,825)    (24,001)          (127,610)
                                              --------     ---------    ---------   ---------          ---------
                                               (16,250)          649      (46,439)     (3,310)           (59,585)
                                              --------     ---------    ---------   ---------          ---------
Loss before income taxes                       (46,900)      (31,170)    (163,057)    (90,773)          (429,997)

Income taxes:
     Federal                                      --            --           --          --               (1,982)
     State                                        --            --           --          --                 (313)
                                              --------      --------    ---------   ---------          ---------
Net loss                                       (46,900)      (31,170)    (163,057)    (90,773)          (432,292)
                                              --------      --------    ---------   ---------          ---------
Preferred stock dividends                      (10,336)       (9,547)     (30,724)    (29,871)          (122,574)
Preferred stock deemed dividends                  (170)         (166)        (509)     (8,082)           (75,955)
Accretion of dividends in connection
   with the issuance of warrants on
   preferred stock                                --            --           --          (900)            (7,704)
                                              --------      --------    ---------   ---------          ---------
Net loss applicable to common
   stockholders                               $(57,406)     $(40,883)   $(194,290)  $(129,626)         $(638,525)
                                              ========      ========    =========   =========          =========

Net loss per share applicable to
   common stockholders (basic and diluted)    $  (1.06)     $  (0.97)   $   (3.77)  $    (3.42)
                                              ========      ========    =========   ==========
Weighted average common shares
   outstanding (basic and diluted)              54,063        42,001       51,575       37,924
                                              ========      ========     ========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                  September 30,      December 31,
                                                                                       2001              2000
                                                                                 --------------      ------------
                                        ASSETS                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $    27,790       $    14,397
     Marketable securities, at market                                                  335,310           129,153
     Restricted investments, at amortized cost                                          28,419            41,510
     Prepaid expenses and other                                                         13,990            13,288
                                                                                   -----------       -----------
       Total current assets                                                            405,509           198,348
                                                                                   -----------       -----------

Property and equipment                                                               1,070,460         1,016,570
Less: accumulated depreciation                                                          (9,683)           (3,105)
                                                                                   -----------       -----------
                                                                                     1,060,777         1,013,465

Other assets:
    FCC license                                                                         83,368            83,368
    Debt issuance costs, net                                                            19,444            20,124
    Deposits and other                                                                   1,576             8,277
                                                                                   -----------       -----------
        Total other assets                                                             104,388           111,769
                                                                                   -----------       -----------
        Total assets                                                               $ 1,570,674       $ 1,323,582
                                                                                   ===========       ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                         $    41,659       $    45,057
     Satellite construction payable                                                       --               9,310
                                                                                   -----------       -----------
       Total current liabilities                                                        41,659            54,367

Long-term notes payable and accrued interest                                           642,885           472,602
Deferred satellite payments and accrued interest                                        65,548            60,881
Deferred income taxes                                                                    2,237             2,237
Other long-term liabilities                                                                 54              --
                                                                                   -----------       -----------
       Total liabilities                                                               752,383           590,087
                                                                                   -----------       -----------

Commitments and contingencies:

10-1/2% Series C Convertible Preferred Stock, no par value: 2,025,000 shares authorized, no shares issued or outstanding at September 30, 2001
   and December 31, 2000                                                                  --                --

9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 4,300,000 shares authorized, 1,595,707 shares issued and outstanding at September 30, 2001 and  December 31, 2000 (liquidation
   preference of $159,571), at net carrying value including accrued dividends          173,277           162,380

9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 2,100,000 shares authorized, 715,703 shares issued and outstanding at September 30, 2001 and December 31, 2000 (liquidation
   preference of $71,570), at net carrying value including accrued dividends            75,559            70,507

9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
   10,700,000 shares authorized, 2,145,688 shares issued and outstanding at September 30, 2001 and December 31, 2000 (liquidation preference of
    $214,569), at net carrying value including accrued dividends                       225,408           210,125

Stockholders' equity:
      Preferred stock, $.001 par value: 50,000,000 shares authorized,
       8,000,000 shares designated as 5% Delayed Convertible Preferred
       Stock, none issued or outstanding                                                  --                --
     Common stock, $.001 par value: 200,000,000 shares authorized,
        54,125,824 and 42,107,957 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively                               54                42
     Additional paid-in capital                                                        776,285           559,676
     Deficit accumulated during the development stage                                 (432,292)         (269,235)
                                                                                   -----------       -----------
       Total stockholders' equity                                                      344,047           290,483
                                                                                   -----------       -----------

       Total liabilities and stockholders' equity                                  $ 1,570,674       $ 1,323,582
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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                       Cumulative for
                                                                       For the Nine Months Ended         the period
                                                                              September 30,             May 17, 1990
                                                                       -------------------------   (date of inception) to
                                                                           2001         2000         September 30, 2001
                                                                       -----------   -----------   ----------------------
Cash flows from development stage activities:
     Net loss                                                           $(163,057)    $ (90,773)       $  (432,292)
     Adjustments to reconcile net loss to net cash provided by
       (used in) development stage activities:
         Depreciation expense                                               6,578         1,589             10,094
         Decrease (increase) in gain on marketable securities                (739)        1,348             (3,015)
         Loss on disposal of assets                                          --             249                364
         Special charges                                                     --             --              25,557
         Accretion of note payable charged as interest expense             70,152        57,557            230,956
         Non-cash stock compensation charge                                 3,373         5,744             15,091
         Expense incurred in connection with conversion of debt              --          12,655             14,431
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
          Prepaid expenses and other                                         (702)       (7,183)           (13,990)
          Due to related party                                               --            --                  351
          Other assets                                                      9,894        (9,503)             4,903
          Accounts payable and accrued expenses                           (36,366)      (18,429)           (49,820)
          Deferred taxes                                                     --            --                2,237
                                                                        ---------     ---------        -----------
            Net cash used in development stage activities                (110,867)      (46,746)          (195,133)
                                                                        ---------     ---------        -----------

Cash flows from investing activities:
      Purchases of property and equipment                                 (58,440)     (312,948)        (1,032,442)
      Sales (purchases) of marketable securities and restricted
           investments, net                                              (192,242)       99,830           (361,231)
      Purchase of FCC license                                                --            --              (83,368)
      Acquisition of Sky-Highway Radio Corp.                                 --            --               (2,000)
                                                                        ---------     ---------        -----------
            Net cash used in investing activities                        (250,682)     (213,118)        (1,479,041)
                                                                        ---------     ---------        -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                          229,593       100,180            591,674
     Proceeds from issuance of preferred stock, net                          --         192,450            505,418
     Proceeds from issuance of notes payable                              145,000         1,882            398,145
     Proceeds from issuance of promissory notes and units, net               --            --              306,535
     Proceeds from exercise of stock options and warrants                     359         8,314             15,389
     Proceeds from issuance of promissory notes to related parties           --            --                2,965
     Loan from officer                                                       --            --                  440
     Repayment of notes payable                                              --        (115,957)          (115,957)
     Repayment of promissory notes                                           --            --               (2,635)
     Principal payments under capital lease obligations                       (10)         --                  (10)
                                                                        ---------     ---------        -----------
            Net cash provided by financing activities                     374,942       186,869          1,701,964
                                                                        ---------     ---------        -----------

Net increase (decrease) in cash and cash equivalents                       13,393       (72,995)            27,790
Cash and cash equivalents at the beginning of period                       14,397        81,809               --
                                                                        ---------     ---------        -----------
Cash and cash equivalents at the end of period                          $  27,790     $   8,814        $    27,790
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

1. Business Activites

         Sirius Satellite Radio Inc., a Delaware corporation, has developed a service for broadcasting digital quality programming via satellites to vehicles, homes and portable radios throughout the continental United States. We will focus exclusively on providing a consumer service; consumer electronics manufacturers will manufacture the radios required to receive our broadcasts. In April 1997, we were the winning bidder in an auction by the Federal Communications Commission for one of two national satellite broadcast licenses with a winning bid of approximately $83,300. We paid the bid amount during 1997 and were awarded an FCC license on October 10, 1997. Our principal activities to date have included obtaining regulatory approval for our service, constructing and launching our three satellite constellation, constructing our national broadcast studio, acquiring content for our programming, constructing our terrestrial repeater network, arranging for the development of radios, strategic planning and market research, recruiting our management team and securing financing for capital expenditures and working capital.


2. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, our financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. We have not recognized any revenues, accordingly, our financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All intercompany transactions have been eliminated in consolidation. These financial statements should be read in connection with our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended
December 31, 2000.

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

Marketable Securities and Restricted Investments

         Marketable securities are classified as trading securities and are stated at market value. Marketable securities consist of U.S. government agency obligations and commercial paper issued by major U.S. corporations with high credit ratings. We recognized an unrealized holding gain on marketable securities of $739 and an unrealized holding loss on marketable securities of $1,348 for the nine month periods ended September 30, 2001 and 2000, respectively, and an unrealized holding gain of $3,015 for the period May 17, 1990 (date of inception) to September 30, 2001.

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Restricted investments are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. As of September 30, 2001 and December 31, 2000, we had an unrealized holding gain of $320 and an unrealized holding loss of $16, respectively, related to these securities. We are required to hold the securities included in restricted investments until May 15, 2002 to pay interest on our 14-1/2% Senior Secured Notes due 2009.

Property and Equipment

         All costs related to activities necessary to prepare our broadcast system for use are capitalized. To date, such costs consist of satellite construction, launch vehicle construction, launch insurance, broadcast studio equipment, terrestrial repeater network construction and capitalized interest.

Net Loss Per Share

         Basic net loss per share is based on the weighted average number of outstanding shares of our common stock during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. As of September 30, 2001 and 2000, approximately 17,044,000 and 19,808,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective June 30, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). The adoption of SFAS No. 141, which prohibits pooling-of-interests accounting for acquisitions, had no material impact on our financial statements. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

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


3. Deferred Satellite Payments

         Space Systems/Loral, Inc. ("Loral") has deferred $50,000 due under our amended and restated contract (the "Loral Satellite Contract"). The amount deferred, which approximates fair value, bears interest at 10% per year and was originally due in quarterly installments beginning in June 2002. However, the Loral Satellite Contract provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of certain milestones is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth, spare, satellite is expected to be delivered to ground storage in December 2001 and was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to this deferred amount until August 2003, at the earliest. We have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for this deferred amount, we have granted Loral a security interest in our terrestrial repeater network.


4. Long-term Notes Payable

Long-term Notes Payable consists of the following:


                                                              September 30, 2001    December 31, 2000
                                                              ------------------    -----------------
15% Senior Secured Discount Notes due 2007                             $ 246,612            $ 218,405
14-1/2% Senior Secured Notes due 2009                                    175,595              173,361
8-3/4% Convertible Subordinated Notes due 2009                            80,836               80,836
Term Loan Facility (current stated interest of 8.54%)                    139,842                 --
                                                                     -----------            ---------
          Long-term Notes Payable                                       $642,885            $ 472,602
                                                                     ===========            =========

5. Commitments and Contingencies

Satellite Contract

         We entered into the Loral Satellite Contract to build and launch the satellites necessary for our service. We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of September 30, 2001, $683,390 of this obligation had been satisfied. Our future payments due on the Loral Satellite Contract, excluding payments for interest accrued on our deferred satellite payments, are as follows: $12,500 in 2002, $16,667 in 2003, $25,000 in 2004 and $8,333 in 2005. The amount and timing of these payments depends upon the delivery of our fourth, spare, satellite.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Radio Commitments

         Matsushita Communication Industrial Corporation of USA ("Panasonic") has constructed a dedicated facility in Peachtree City, Georgia, to manufacture radios capable of receiving our broadcasts. During the first year of production of our radios at this facility, we are obligated to purchase certain radios not purchased by other customers. If Panasonic were unable to sell any of the applicable radios, our cost to purchase these radios could approximate $70,000.

Programming Agreements

         We have entered into agreements with providers of non-music programming. We are obligated, in certain instances, to pay license fees, share advertising revenue from this programming or purchase advertising on properties owned or controlled by these providers. These obligations aggregate $11,694, $13,225, $27,826 and $21,850, respectively, for the years ending December 31, 2002, 2003, 2004 and 2005. We may enter into additional non-music programming agreements that contain similar provisions.


6. Engineering Design and Development

         We have entered into agreements with Agere Systems, Inc. (the successor to the micro-electronics group of Lucent Technologies, Inc.) to develop and manufacture integrated circuits ("chip sets") which will be used in radios capable of receiving our broadcasts. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Delco Electronics Systems, Harman International Industries, Incorporated, Kenwood Corporation, Panasonic, Pioneer Corporation, Recoton Corporation, Sony Electronics Inc., Visteon Automotive Systems and others to design, develop and produce radios capable of receiving our broadcasts and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. Total expenses related to these agreements were $31,907 and $38,843 for the nine month periods ended September 30, 2001 and 2000, respectively, and $106,588 for the period May 17, 1990 (date of inception) to September 30, 2001.


7. Stock Option Plans

         In April 2001, the Compensation Committee of our Board of Directors amended the exercise price of approximately 3,982,000 employee stock options. In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," repriced stock options are subject to variable accounting, which requires a compensation charge or benefit to be recorded each period based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire. We recognized a non-cash compensation benefit of $10,000 and a non-cash compensation charge of $83 for the three-month and nine-month periods ended September 30, 2001, respectively, related to the repriced stock options. As of September 30, 2001, approximately 3,891,000 of the repriced stock options were outstanding. We will record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period.

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

         We plan to launch our service in February in Denver, Houston and Phoenix. At launch, we expect to broadcast 60 channels of commercial-free music and 40 channels of news, sports and entertainment.

         Our primary source of revenues will be our $12.95 per month subscription fee and one-time activation fee per subscriber. We expect our subscription to be included in the sale or lease of certain new vehicles. In addition, we expect to derive revenues from directly selling limited advertising on our non-music channels. These advertising revenues are not expected to be significant until we have acquired a substantial number of subscribers.

         Our operating expenses will consist primarily of:

         o marketing costs, including advertising, promotions, payments to retailers, dealers, distributors and automakers, and subsidies to radio manufacturers;

         o programming costs, including royalty payments to copyright holders, license fees to programming providers and advertising revenue sharing arrangements;

         o expenses of operating and maintaining our broadcast system, including costs of tracking and controlling our satellites, operating our terrestrial repeater network, and maintaining our national broadcast studio;

         o expenses associated with the continuing development of our receiver technology, including the costs of designing and developing future chip sets; and

         o general and administrative costs, including salary and employment related expenses, rent and occupancy costs, insurance expenses and other miscellaneous costs, such as legal and consulting fees.

         As of November 9, 2001, we had 233 employees. When we launch our service we expect to have approximately 250 employees, increasing to approximately 350 employees by December 31, 2002.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

         We had net losses of $46,900 and $31,170 for the three months ended September 30, 2001 and 2000, respectively. Our total operating expenses were $30,650 and $31,819 for the three months ended September 30, 2001 and 2000, respectively.

         Engineering design and development costs were $15,016 and $17,393 for the three months ended September 30, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (53% in the 2001 period and 17% in the 2000 period) and other radio development and manufacturing partners (12% in the 2001 period and 53% in the 2000 period). The decrease in costs in the 2001 period was primarily due to the completion of most activity relating to the development of radios capable of receiving our broadcasts before the 2001 period.

         General and administrative expenses increased for the three months ended September 30, 2001 to $24,850 from $12,424 for the three months ended September 30, 2000. General and administrative expenses increased principally due to the growth of our workforce, operation of our terrestrial repeater network, depreciation of our broadcast studio equipment and the cost of in-orbit insurance for our three satellites during the entire 2001 period. The major components of general and administrative expenses in the 2001 period were salaries and employment related costs (23%), rent and occupancy costs (17%), marketing costs (13%) and insurance costs (12%), while in the 2000 period the major components were salaries and employment related costs (31%), rent and occupancy (15%), marketing costs (19%) and insurance costs (11%). The remaining portion of general and administrative expenses (35% in the 2001 period and 24% in the 2000 period) consisted of other costs such as legal and regulatory, consulting, travel, depreciation and supplies, with no amount exceeding 10% of the total.

         We recognized a non-cash stock compensation benefit of $9,216 for the three months ended September 30, 2001 and a non-cash stock compensation charge of $2,002 for the three months ended September 30, 2000. The non-cash stock compensation benefit in the 2001 period resulted primarily from the variable accounting treatment of certain employee stock options repriced in April 2001. Under variable accounting the decrease in the market value of our common stock during the period resulted in a non-cash stock compensation benefit of $10,000. We expect to record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period.

         Interest and investment income decreased to $5,010 for the three months ended September 30, 2001, from $6,265 for the three months ended September 30, 2000. Despite our higher average balances in cash, cash equivalents and marketable securities during the 2001 period, lower returns on our investments in U.S. government securities during the 2001 period resulted in lower interest and investment income.

         Interest expense was $21,260 for the three months ended September 30, 2001 and $5,616 for the three months ended September 30, 2000, net of capitalized interest of $4,982 and $14,919, respectively. Gross interest expense for the 2001 period increased by $5,707 and capitalized interest decreased by $9,937, compared to the 2000 period. The increase in gross interest from the prior period was primarily due to the amounts outstanding under our Term Loan Agreement with Lehman Brothers, which was not outstanding during the 2000 period. The decrease in capitalized interest during the 2001 period was primarily due to the lower level of construction in process. Construction in process decreased as compared to the 2000 period due to the launch of our satellites. Construction in process during the period related principally to our fourth, spare, satellite and construction of our terrestrial repeater network.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

         We had net losses of $163,057 and $90,773 for the nine months ended September 30, 2001 and 2000, respectively. Our total operating expenses were $116,618 and $87,463 for the nine months ended September 30, 2001 and 2000, respectively.

         Engineering design and development costs were $46,781 and $51,367 for the nine months ended September 30, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (48% in the 2001 period and 40% in the 2000 period) and other radio development and manufacturing partners (20% in the 2001 period and 35% in the 2000 period). The decrease in costs in the 2001 period was primarily due to the completion of most activity relating to the development of radios capable of receiving our broadcasts during the 2001 period.

         General and administrative expenses increased for the nine months ended September 30, 2001 to $66,464 from $30,352 for the nine months ended September 30, 2000. General and administrative expenses increased principally due to the growth of our workforce, operation of our terrestrial repeater network, depreciation of our broadcast studio equipment and the cost of in-orbit insurance for our three satellites during the entire 2001 period. The major components of general and administrative expenses in the 2001 period were salaries and employment related costs (23%), rent and occupancy costs (16%) and marketing costs (13%), while in the 2000 period the major components were salaries and employment related costs (34%), rent and occupancy costs (15%) and marketing costs (15%). The remaining portion of general and administrative expenses (48% in the 2001 period and 36% in the 2000 period) consisted of other costs such as legal and regulatory, insurance, consulting, travel, depreciation and supplies, with only insurance (13%) exceeding 10% of the total in the 2001 period and no amount exceeding 10% of the total in the 2000 period.

         Non-cash stock compensation charge decreased for the nine months ended September 30, 2001 to $3,373 from $5,744 for the nine months ended September 30, 2000. The decrease in charges in the 2001 period resulted primarily from the decrease in compensation expense associated with stock options granted to certain employees and consultants. We expect to record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period due to variable accounting associated with the repricing of certain employees stock options in April 2001.

         The decrease in interest and investment income to $14,386 for the nine months ended September 30, 2001, from $20,691 for the nine months ended September 30, 2000, resulted from lower returns on our investments in U.S. government securities during the 2001 period.

         Interest expense was $60,825 for the nine months ended September 30, 2001 and $24,001 for the nine months ended September 30, 2000, net of capitalized interest of $14,055 and $52,618, respectively. Gross interest expense for the 2001 period decreased by $1,739 and capitalized interest decreased by $38,563, compared to the 2000 period. The decrease in gross interest from the prior period was due to the expense incurred in the 2000 period related to the induced conversion of a portion of our 8-3/4% Convertible Subordinated Notes due 2009, net of an increase in gross interest during the 2001 period resulting primarily from the amount outstanding under our Term Loan Agreement with Lehman Brothers, which was not outstanding during the 2000 period. The decrease in capitalized interest during the 2001 period was primarily due to the lower level of construction in process. Construction in process decreased as compared to the 2000 period due to the launch of our satellites. Construction in process during the period related principally to our fourth, spare, satellite and construction of our terrestrial repeater network.

Liquidity and Capital Resources

         At September 30, 2001, we had cash, cash equivalents, marketable securities and restricted investments totaling $391,519 and working capital of $363,850 compared with cash, cash equivalents, marketable securities and restricted investments totaling $185,060 and working capital of $143,981 at December 31, 2000.

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

         We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of September 30, 2001, $683,390 of this obligation had been satisfied. Our future payments due to Loral, excluding payments for interest accrued on our deferred satellite payments, are as follows: $12,500 in 2002, $16,667 in 2003, $25,000 in 2004 and $8,333 in 2005.
The amount and timing of our future payments to Loral depends upon the completion of construction of our fourth, spare, satellite.

         The amount and timing of our other cash requirements will depend upon numerous factors, including the rate of growth of our business, costs associated with the design and development of chip sets and radios, costs of financing and the possibility of unanticipated costs.

         Sources of Funding. To date, we have funded our capital needs through the issuance of debt and equity securities.

         As of September 30, 2001, we had received a total of approximately $1,103,300 in equity capital as a result of the following transactions:

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


         As of September 30, 2001, we had received a total of approximately $443,000 in net proceeds from the following public debt offerings:

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

         o 200,000 units, each consisting of $1 aggregate principal amount of our 14-1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 4.189 shares of our common stock (as of September 30, 2001) in an underwritten public offering (net proceeds of approximately $190,000) in May 1999. The warrants are exercisable through May 15, 2009 at an exercise price of $24.92 per share (as of September 30, 2001). We invested approximately $79,300 of the net proceeds from this offering in a portfolio of U.S. government securities, which we pledged as security for payment in full of interest due on the 14-1/2% Senior Secured Notes due 2009 through May 15, 2002.

         o $125,000 aggregate principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering (net proceeds of approximately $119,000) in September 1999. In October 1999, we issued an additional $18,750 aggregate principal amount of these notes to the underwriters of that offering in connection with their over-allotment option (net proceeds of approximately $18,000).


         The indentures governing our 14-1/2% Senior Secured Notes due 2009 and our 15% Senior Secured Discount Notes due 2007 contain limitations on our ability to issue additional debt. These notes are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license. As of September 30, 2001, we had acquired $62,914 principal amount of our 8-3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock.

         Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. These deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth, spare, satellite was originally expected to be delivered to ground storage in October 2000 and now is expected to be delivered to ground storage in December 2001. As a result of this delay, we do not expect to make any required payments with respect to these deferred payments until August 2003, at the earliest. As security for these deferred payments, we have granted Loral a security interest in our terrestrial repeater network.

         On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ("LCPI") and Lehman Brothers Inc. On March 7, 2001, we borrowed $150,000 of term loans from LCPI under this agreement. These term loans bear interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. These term loans are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our rights under the Loral Satellite Contract relating to our fourth, spare, satellite.

         The term loans mature in quarterly installments, commencing on March 31, 2003, in an amount equal to the percentage set forth below of the aggregate principal amount of the loans:

         Installment                                         Percentage
         -----------                                         ----------
         March 31, 2003.....................................     0.25%
         June 30, 2003......................................     0.25%
         September 30, 2003.................................     0.25%
         December 31, 2003..................................     0.25%
         March 31, 2004.....................................     2.25%
         June 30, 2004......................................     2.25%
         September 30, 2004.................................     2.25%
         December 31, 2004..................................     2.25%
         March 31, 2005.....................................    22.50%
         June 30, 2005......................................    22.50%
         September 30, 2005.................................    22.50%
         December 31, 2005..................................    22.50%

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

         As of November 9, 2001, we had sufficient funds to operate our business at least until the end of 2002. We will require additional funds to support our planned operations thereafter until our revenues grow substantially. We plan to fund our additional capital needs through the issuance of debt and equity securities.

                                     Part II

                                Other Information


Item 1. Legal Proceedings

         On September 18, 2001, a purported class action lawsuit entitled Sterbenk v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the U.S. District Court for the District of Vermont. Subsequently, on November 6, 2001, a second purported class action lawsuit entitled Johnson v. Sirius Satellite Radio, Inc., 2:01-CV-339, was filed. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints allege, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated. The complaints seek an unspecified amount of money damages. We believe that the allegations in these complaints have no merit and will vigorously defend against these actions.

Item 5. Other Information

         Mr. David Margolese resigned as our Chief Executive Officer on October 16, 2001. In connection with his resignation, he received a severance payment of $5,000,000.

         On October 16, 2001, Sirius entered into an agreement with Mr. Margolese regarding his continuing responsibilities as non-executive chairman of the board of directors. Under this agreement:

         o Mr. Margolese will receive, at the discretion of the board, a fee of $200,000 per year;

         o The termination date of stock options held by Mr. Margolese will be extended until April 16, 2007, provided that Mr. Margolese remains chairman of our board of directors and complies with obligations under the agreement; and

         o  Mr. Margolese's existing employment agreement was cancelled.

         The agreement also contains non-competition and confidentiality provisions similar to those contained in Mr. Margolese's cancelled employment agreement.

         The duties of Chief Executive Officer have been assumed, on an interim basis, by an Office of the Chief Executive consisting of John J. Scelfo, our Senior Vice President and Chief Financial Officer, and Patrick L. Donnelly, our Senior Vice President and General Counsel. An intensive search for a new Chief Executive Officer is being conducted by our board of directors.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIRIUS SATELLITE RADIO INC.



                                       By:      /s/ Edward Weber, Jr.
                                          --------------------------------------
                                                    Edward Weber, Jr.
                                             Vice President and Controller
                                            (Principal Accounting Officer)


November 14, 2001

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

3.2                Amended and Restated By-Laws (filed herewith).

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

4.1 Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration
                   Statement on Form S-1 (File No. 33-74782 (the "S-1
                   Registration Statement")).

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

4.6.6              Amendment to the Rights Agreement dated as of June 11, 1999
                   (incorporated by reference to Exhibit 4.1.8 to the Company's
                   Registration Statement on Form S-4 (File No. 333-82303) (the
                   "1999 Units Registration Statement")).



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

4.13 Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 14 1/2% Senior Secured Notes due 2009
                   (incorporated by reference to Exhibit 4.4.2 to the "1999
                   Units Registration Statement").

4.14 Form of 14 1/2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration
                   Statement).


Exhibit                                              Description
-------                                              -----------
4.15               Warrant Agreement, dated as of May 15, 1999, between the
                   Company and United States Trust Company of New York, as
                   warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.16               Common Stock Purchase Warrant granted by the Company to Ford
                   Motor Company, dated June 11, 1999 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.17 Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3/4% Convertible
                   Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).

4.18 First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas,
                   N.A., as trustee, relating to the Company's 8 3/4%
                   Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).

4.19               Form of 83/4% Convertible Subordinated Note due 2009
                   (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1,
                   1999).

4.20               Common Stock Purchase Warrant granted by the Company to
                   DaimlerChrysler Corporation, dated January 28, 2000
                   (incorporated by reference to Exhibit 4.23 to the 1999 Form
                   10-K).

4.21               Term Loan Agreement, dated as of June 1, 2000 (the "Term Loan
                   Agreement"), among the Company, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.22               First Amendment, dated as of October 20, 2000, to the Term
                   Loan Agreement (filed herewith).

4.23               Second Amendment, dated as of December 27, 2000, to the Term
                   Loan Agreement (filed herewith).

4.24               Amended and Restated Warrant Agreement, dated as of December
                   27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company's Registration
                   Statement on Form S-3 (File No. 333-65602)).

4.25               Second Amended and Restated Pledge Agreement, dated as of
                   March 7, 2001, among the Company, as pledgor, The Bank of New
                   York, as trustee and collateral agent, United States Trust
                   Company of New York, as trustee, and Lehman Commercial Paper
                   Inc., as administrative agent (filed herewith).

4.26               Collateral Agreement, dated as of March 7, 2001, between the
                   Company, as borrower, and The Bank of New York, as collateral agent (filed herewith).




Exhibit                                              Description
-------                                              -----------
4.27               Amended and Restated Intercreditor Agreement, dated March 7,
                   2001, by and between The Bank of New York, as trustee and
                   collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper, as administrative agent
                   (filed herewith).

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

*10.2              Employment Agreement, dated as of March 28, 2000, between the
                   Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-K).

*10.3              Employment Agreement, dated as of March 28, 2000, between the
                   Company and Patrick L. Donnelly (incorporated by reference to
                   Exhibit 10.6 to the 1999 Form 10-K).

*10.4              Employment Agreement, dated as of April 17, 2000, between the
                   Company and Dr. Mircho Davidov (incorporated by reference to
                   Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.5              Employment Agreement, dated as of March 7, 2001, between the
                   Company and John J. Scelfo (incorporated by reference to
                   Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

*10.6 Employment Agreement, dated as of August 29, 2001, between the Company and Michael S. Ledford (filed herewith).

*10.7 Agreement, dated as of October 16, 2001, between the Company and David Margolese (filed herewith).

*10.8              1994 Stock Option Plan (incorporated by reference to Exhibit
                   10.21 to the S-1 Registration Statement).

*10.9              Amended and Restated 1994 Directors' Nonqualified Stock
                   Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1995).

*10.10 CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
                   Form S-8 (File No. 333-65473)).


Exhibit                                              Description
-------                                              -----------
*10.11             Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan
                   (incorporated by reference to Exhibit 4.4 of the Company's
                   Registration Statement on Form S-8 (File No. 333-31362)).

10.12 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).

10.13 Stock Purchase Agreement, dated as of October 8, 1998, between the Company and Prime 66 Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 8, 1998).

10.14.1            Stock Purchase Agreement, dated as of November 13, 1998 (the
                   "Apollo Stock Purchase Agreement"), by and among the Company,
                   Apollo Investment Fund IV, L.P. and Apollo Overseas Partners
                   IV, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 17,
                   1998).

10.14.2            First Amendment, dated as of December 23, 1998, to the Apollo
                   Stock Purchase Agreement (incorporated by reference to
                   Exhibit 10.28.2 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 1999).

10.14.3            Second Amendment, dated as of December 23, 1999, to the
                   Apollo Stock Purchase Agreement (incorporated by reference to
                   Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 29, 1999).

10.15              Stock Purchase Agreement, dated as of December 23, 1999 (the
                   "Blackstone Stock Purchase Agreement"), by and between the Company and Blackstone Capital Partners III Merchant Banking
                   Fund L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 29,
                   1999).

10.16 Stock Purchase Agreement, dated as of January 28, 2000, among the Company, Mercedes-Benz USA, Inc., Freightliner
                   Corporation and DaimlerChrysler Corporation (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-K).

10.17 Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV, L.P., Apollo Overseas
                   Partners IV, L.P., the Company and David Margolese
                   (incorporated by reference to Exhibit 99.6 to the Company's
                   Current Report on Form 8-K dated November 17, 1998).

'D'10.18 Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (incorporated by reference to Exhibit
                   10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

'D'10.19 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2000).

-----------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'
 The dagger symbol shall be expressed as................................ 'D'