Form 10-K405
period 2001-12-31
SIRIUS SATELLITE RADIO INC
filed 2002-03-27
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-24710

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    On March 25, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, using the closing price of the Registrant's common stock on such date, was $321,837,131.

    The number of shares of the Registrant's common stock outstanding as of March 25, 2002 was 76,588,797.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for Annual Meeting of      Part into which incorporated:
    Stockholders to be held on June 21, 2002:  Part III -- Items 10, 11, 12 and 13

________________________________________________________________________________

                          SIRIUS SATELLITE RADIO INC.
                          2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE
--------                          -----------                           ----
                                     PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 4A.  Executive Officers of the Registrant........................   16

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   18
Item 6.   Selected Consolidated Financial Data........................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.....................................................   24
Item 8.   Financial Statements and Supplementary Data.................   24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   25
Item 13.  Certain Relationships and Related Transactions..............   25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K..................................................   25

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

     our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios;

     the potential risk of delay in implementing our business plan;

     the unproven market for our service;

     our competitive position; XM Radio, the other satellite radio provider in the United States, began offering its service nationally during the fourth quarter of 2001 and may have certain competitive advantages; and

     our need for additional financing.

    Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

    From our three orbiting satellites, we directly broadcast 100 channels of digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, talk, comedy and children's programming. Our broad and deep range of almost every music format as well as our news, sports and entertainment programming is not available on conventional radio in any market in the United States. We hold one of only two licenses issued by the Federal Communications Commission (the 'FCC') to operate a national satellite radio system.

    We launched our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We are employing a phased roll out in order to test various marketing initiatives, further refine our receiver technology and optimize our service on a market-by-market basis. This strategy allows us to enhance our subscriber experience before our nationwide launch. We plan to offer our service in additional markets during the second and third quarters of 2002 and to offer our service on a national basis during the third quarter of 2002. We expect to generate most of the subscriptions we sell in 2002 in the second half of the year as we expand our service nationally.

    Our primary source of revenues is subscription fees. In addition, we derive revenues from selling limited advertising on our non-music channels. Currently, our subscription and advertising revenues are not material due to the limited number of subscribers to our service to date.

    We have alliances with Ford Motor Company, DaimlerChrysler Corporation, BMW of North America, LLC and Volkswagen of America, Inc. that contemplate the manufacture and sale of vehicles that include Sirius radios. These alliances cover all major brands and affiliates of these automakers, including Ford, Chrysler, Mercedes, BMW, Jaguar, Mazda, Dodge, Jeep, Volvo, Volkswagen and Audi. Our agreement with DaimlerChrysler also makes us the preferred provider of satellite radio in Freightliner and Sterling heavy trucks. Ford, DaimlerChrysler, BMW and Volkswagen are not required to manufacture or sell vehicles that include Sirius radios pursuant to these alliances. In 2001, Ford, DaimlerChrysler, BMW and Volkswagen sold or leased approximately 7 million vehicles in the continental United States, which was approximately 41% of all new cars and trucks sold or leased in the continental United States last year.

    In the autosound aftermarket, Sirius radios are available for sale in selected markets at various national and regional retailers, such as Best Buy, Circuit City, Tweeter Home Entertainment Group, Crutchfield and Good Guys. We expect that Sirius radios will be available at approximately 3,500 retail locations when our service is available nationally. In 2001, consumer electronics retailers in the United States sold over 10 million car radios.

    We have entered into agreements with numerous consumer electronics manufacturers, including Alpine Electronics Inc., Clarion Co., Ltd., Delphi Corporation, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Recoton Corporation, Sony Electronics Inc. and Visteon Automotive Systems, to develop Sirius radios.

PROGRAMMING

    We program 60 channels of commercial-free music under our brand 'Sirius,' and offer 40 additional channels of other formats, such as news, sports and talk programming. We believe that 60 music channels enable us to 'superserve' our subscribers with a greater range of content than is currently offered by traditional AM/FM radio, even in the most widely broadcast formats.

    Our Music Channels. We design and originate the programming on each of our 60 commercial-free music channels. Each channel is operated as an individual radio station, with a distinct format and its own hosts. Our line-up of music channels currently consists of:

    POP
     Top 40 Hits
     Adult Contemporary
     Alt Pop Mix
     Love Songs
     The Best of the 50s/60s
     The Best of the 70s
     The Best of the 80s
     The Best of the 90s

    ROCK
     Soft Rock
     Eclectic Rock
     Rock Hits
     Modern Rock
     Mainstream Rock
     Classic Rock I
     Classic Rock II
     Classic Alternative
     Alternative I
     Alternative II
     Hard Rock

    CLASSICAL
     Symphonic
     Chamber Works
     Classical Voices

R&B/URBAN
 R&B Hits
 Today's R&B
 Soul Ballads
 Classic Soul
 R&B Oldies
 Rap Hits
 Today's Rap
 Classic Rap

DANCE
 Dance Hits
 Mainstream Dance
 Electronica
 Disco

VARIETY
 Blues
 Reggae
 Gospel
 Christian Hits
 World Music
 New Age
 Kids
 Specialty Showcase

JAZZ & STANDARDS
 Classic Jazz
 Latin Jazz
 Contemporary Jazz
 Smooth Jazz
 Standards
 Swing
 Broadway's Best

LATIN
 Latin Hits
 Latin Pop Mix
 Rock en Espanol
 Mexicana
 Tejano

COUNTRY
 Country Hits
 Today's Country
 Country Mix
 Classic Country
 Alt Country
 Bluegrass

    We have assembled an extensive music library consisting of a deep range of recorded music in each genre, which is updated with new recordings as they are released. To date, we have acquired approximately two million music titles.

    We have recruited program managers from the recording, broadcasting and entertainment industries to manage the development of daily programming for each Sirius music channel. To be accessible to these industries, we have built our national broadcast studio in New York City.

    In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works -- songs -- and holders of copyrights in sound recordings -- tapes, compact discs or audio files. Musical works rights holders, generally songwriters and music publishers, are represented by performing rights societies such as the American Society of Composers, Authors and Publishers ('ASCAP'), Broadcast Music, Inc. ('BMI') and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. Radio broadcasters currently pay approximately 4% of their revenues to these performing rights societies.

    We have entered into a license agreement with ASCAP which gives us the right to use on our service all the music in ASCAP's repertory, and have agreed to pay a reasonable royalty for this right. We are in discussions with BMI and SESAC, Inc. regarding similar license agreements and expect to execute agreements with both of these entities during 2002. Our ASCAP license provides, and we expect our BMI and SESAC license to provide, for us to pay the same rates as XM Radio.

    Sound recording rights holders, typically large record companies, are primarily represented by the Recording Industry Association of America, which negotiates licenses and collects and distributes royalties. Cable audio service providers currently pay a royalty of 6.5% of gross revenue for the use of sound recordings for audio services broadcast over cable television systems. This rate was set by the Librarian of Congress, which has statutory authority to decide rates through arbitration, and this determination was affirmed on May 21, 1999 by the U.S. Court of Appeals for the District of Columbia. Although we believe we can distinguish Sirius sufficiently from cable audio services in order to negotiate or obtain through arbitration a lower rate, we may not be able to do so, and we could be required to pay a higher rate. The Librarian of Congress is expected to commence a copyright arbitration royalty proceeding this year to establish our royalty rate for sound recording rights. In any event, we expect to pay the same rates as XM Radio.

    Our News, Sports and Entertainment Channels. In addition to our music channels, we offer 40 channels of news, sports and talk programming, which includes limited commercial advertising. We believe that this array of non-music programming increases consumer interest in our service because much of the content is unavailable on conventional radio. We generally do not produce programming for our non-music channels; we obtain this programming from various third party content providers.

    We currently air the following news, sports and entertainment channels on
Sirius:

 CNBC
 Fox News Channel
 CNN Headline News
 Bloomberg
 NPR Now
 NPR Talk
 PRI's Public Radio Channel
 World Radio Network
 BBC World Service News
 C-SPAN Radio
 The Weather Channel Radio Network
 Sirius Talk
 Real Sirius
 ABC News & Talk
 ESPN Radio Network
 ESPNews
 Sports Byline USA
 The Speed Channel
 OLN Adventure Radio
 BBC Mundo
 La Red Hispana
 Radio Deportivo
 Radio Mujer
 Radio Amigo
 Radio Disney
 Discovery Radio
 E! Entertainment Radio
 A&E Satellite Radio
 Radio Classics
 SCI FI
 Sirius Entertainment
 Sirius Comedy
 Sirius Arts
 Personal Achievement
 Wisdom Radio
 African American Talk
 The Scandal Channel
 Women's Talk
 Guy Talk
 Trucker Channel

    We expect our offering of music and news, sports and entertainment channels to change over time based upon feedback from our subscribers.

ALLIANCES WITH AUTOMAKERS

    On June 11, 1999, we entered into an agreement with Ford Motor Company which anticipates that Ford will manufacture, market and sell cars and trucks that include Sirius radios. This agreement includes all Ford brands, including Ford, Jaguar, Mazda and Volvo. As part of this agreement, we agreed to share with Ford a portion of the revenues we will derive from subscribers using new Ford vehicles equipped to receive our broadcasts ('Ford Enabled Vehicles'). We also agreed to reimburse Ford for certain advertising expenses and hardware costs of Ford Enabled Vehicles, and issued to Ford warrants to purchase 4,000,000 shares of our common stock at an exercise price of $30.00 per share. These warrants are exercisable based upon the number of Ford Enabled Vehicles that Ford manufactures, and are fully exercisable after 4,000,000 Ford Enabled Vehicles are manufactured. This agreement extends to June 11, 2004, unless terminated earlier.

    On January 28, 2000, we entered into an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC (collectively, 'DaimlerChrysler') which anticipates that DaimlerChrysler will manufacture, market and sell vehicles that include Sirius radios. This agreement covers all cars and light trucks manufactured by DaimlerChrysler and Freightliner and Sterling heavy trucks. As part of this agreement, we agreed to share with DaimlerChrysler a portion of the revenues we will derive from subscribers using new DaimlerChrysler vehicles equipped to receive our broadcasts ('DaimlerChrysler Enabled Vehicles'). We also agreed to reimburse DaimlerChrysler for certain advertising expenses and hardware costs of DaimlerChrysler Enabled Vehicles, and issued to DaimlerChrysler Corporation warrants to purchase 4,000,000 shares of our common stock at an exercise price of $60.00 per share. These warrants are exercisable based upon the number of DaimlerChrysler Enabled Vehicles that DaimlerChrysler manufactures, and are fully exercisable after 4,000,000 DaimlerChrysler Enabled Vehicles are manufactured. Concurrently, DaimlerChrysler Corporation purchased 2,290,322 shares of our common stock for an aggregate purchase price of approximately $100 million. The agreement extends to January 28, 2005, unless terminated earlier.

    On June 16, 2000, we entered into an agreement with BMW of North America, LLC which anticipates that BMW will market and sell vehicles that include Sirius radios. As part of this agreement, we will share with BMW a portion of the revenues we will derive from subscribers using certain BMW vehicles equipped to receive our broadcasts ('BMW Enabled Vehicles'). In addition, we expect to reimburse BMW for certain advertising expenses and hardware costs of BMW Enabled Vehicles.

    On March 25, 2002, we entered into an agreement with Volkswagen of America, Inc. which anticipates that Volkswagen and Audi will market and sell vehicles that include Sirius radios. As part of this agreement, we agreed to reimburse Volkswagen for a portion of the engineering costs associated with the introduction of Sirius radios in Volkswagen and Audi vehicles. Under this agreement, Volkswagen expects to introduce radios capable of receiving both our service and XM Radio's service when such radios become available. XM Radio has entered into a similar agreement with Volkswagen.

    In addition to our agreements with Ford, DaimlerChrysler, BMW and Volkswagen, we are in discussions with other automobile manufacturers to include Sirius radios in new cars and trucks. Under our joint development agreement with XM Radio, any agreements with new automakers will be on a non-exclusive basis and will require that such automakers install radios capable of receiving both Sirius and XM Radio's satellite radio service shortly after such interoperable radios become available.

THE SIRIUS SYSTEM

    Our system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Motorists can receive Sirius in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

    The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for national satellite radio broadcasts. We use 12.5 MHz of bandwidth in the 2320.0-2332.5

 MHz frequency allocation to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) use
12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

    The Sirius system consists of three principal components:

     satellites and terrestrial repeaters;

     our national broadcast studio; and

     radios.

SATELLITES AND TERRESTRIAL REPEATERS

    Space Systems/Loral delivered title to our three operating satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. Our fourth satellite is expected to be delivered to ground storage in the second quarter of 2002.

    Satellite Design. Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of 350 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years.

    Each satellite travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any given time, two of our three satellites operate north of the equator while the third satellite does not broadcast as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions that can result from signal blockage.

    Each satellite acts as a 'bent pipe,' relaying our broadcasts directly to the ground, and does not contain on-board processors. All of our processing operations occur on the ground where they are accessible for maintenance and continuing technological upgrade without the need to launch replacement satellites.

    Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, and in tunnels, signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. To date we have deployed 92 terrestrial repeaters in 59 urban areas. We may deploy additional terrestrial repeaters if we discover that our existing terrestrial repeaters fail to cover a significant number of subscribers or potential subscribers.

    Risk Management and Insurance. We maintain insurance covering in-orbit failure during the first two years of operation for each of our satellites. This insurance covers losses arising from partial and total failure of the satellites. This insurance expires in June, September and November of 2002 for our first, second and third satellites, respectively, and we cannot assure you we will be able to renew this insurance on commercially reasonable terms. Once properly deployed and operational, the historical risk of premature total satellite failure has been less than 1% for U.S. geosynchronous commercial communication satellites. During late 2002, we plan to evaluate the need for business interruption insurance.

    If we are required to launch our spare satellite due to the in-orbit failure of one of our satellites, our operations would be interrupted, impaired or delayed for at least six months. The in-orbit failure of two or three satellites would require us to arrange for an additional satellite or satellites to be built and would likely disrupt our operations for at least 16 months.

    Our satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced capacity.

NATIONAL BROADCAST STUDIO

    Our programming originates from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, music library, facilities for programming origination, programming personnel and program hosts and facilities to transmit programming to our orbiting satellites.

    The studios and transmission facilities at our national broadcast studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The national broadcast studio contains state-of-the-art production facilities and has been designed to broadcast more than 100 radio stations.

    Tracking, telemetry and control of our orbiting satellites is also performed from our national broadcast studio. These activities include routine satellite orbital adjustments and monitoring of the satellites. Service commands to initiate and suspend subscriber service also are relayed from the national broadcast studio to our satellites for retransmission to subscribers' radios.

RADIOS

    In the autosound aftermarket, Sirius subscribers have the choice of two different receiving devices for their cars -- an FM modulated receiver or a three-band radio. In certain new cars and trucks, consumers will receive Sirius through a new generation of three-band (AM/FM/SAT) radios, which we expect will come installed by automakers.

    FM Modulated Receivers. FM modulated receivers enable our service to be received in all vehicles with FM radios, or approximately 95% of all U.S. vehicles. Each receiver is a small device, approximately the size of a compact disc changer, that is mounted in the vehicle's trunk.

    Three-Band Radios. Three-band radios are nearly identical in appearance to existing car stereos and allow the user to listen to AM, FM or Sirius with the push of a button. Like existing radios, three-band radios may also incorporate cassette or CD players.

    Three-band radios from Kenwood and Clarion and FM modulated receivers from Jensen are currently available at retailers in Denver, Phoenix, Houston and Jackson. We expect Kenwood to introduce an FM modulated receiver during the second quarter of 2002. We are in discussions with Panasonic Consumer Electronic Corporation to brand, market and sell radios produced by Matsushita's plant in Peachtree City, Georgia.

    Three-band radios and FM modulated devices are available at approximately 200 retail locations in our initial markets. We expect that three-band radios and FM modulated receivers will be available initially at approximately 3,500 retail locations when our service is available nationally.

    The essential element of three-band radios and FM modulated receivers is a set of integrated circuits, or a chip set, which permits the device to decode, decompress and output our broadcasts. We expect that new versions of this chip set, with enhanced features, superior performance or a lower price, will be introduced periodically.

    Unified Standard. On February 16, 2000, we signed an agreement with XM Radio, the other holder of an FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both Sirius and XM Radio's services. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode radios. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we are working with XM Radio to promote adoption of the new standard by creating a service mark for satellite radio. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems. We anticipate that it will take several years to develop radios capable of receiving both services.

    As part of this joint development agreement, we and XM Radio have licensed our intellectual property to one another; the value of this license will be considered part of each company's contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. As part of this agreement, our previous patent litigation against XM Radio has been resolved.

    Both companies expect to work with their automobile and radio manufacturing partners to integrate the new unified standard and have agreed that future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, we and XM Radio have agreed that future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis.

CUSTOMER CARE, BILLING AND CONDITIONAL ACCESS

    Stream International Inc. provides our customer care operations. Employees of Stream have the ability to access our billing system for various functions including account activation, billing inquiries, program service changes, address changes and other general account updates. When appropriate, representatives at the call center escalate technical concerns to either our technical help desk or to the appropriate equipment manufacturer. We automate customer care functions where appropriate using interactive voice response technology, email, and a customer self-care section on our website. We pay Stream an hourly rate for each representative assigned to support us.

    We have deployed an integrated customer relationship management and billing solution to meet the needs of our business, including all customer service, subscriber management and billing operations. Sentraliant, a provider of information technology services, has designed and deployed this integrated customer relationship management and billing solution. The customer relationship management solution developed by Sentraliant is designed to manage the expected growth of our subscriber base. Our customer relationship management program enables us to interface electronically and exchange information with automobile manufacturers, automobile dealers, consumer electronics retailers and radio manufacturers, and facilitates and encourages subscriber interaction through the internet and by other electronic means. Sentraliant is paid for billing services on a per subscriber basis.

    To reduce theft of our service, each Sirius radio contains an electronically encoded identification number. After verification of subscriber billing information, we transmit a digital signal to activate that radio's Sirius capability. Through this feature, we can directly (via satellite) deactivate radios of subscribers who are delinquent in paying our subscription fee.

GOVERNMENT REGULATION

    As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934. The FCC is the government agency with primary authority in the United States over satellite radio communications. We currently must comply with regulation by the FCC principally with respect to:

     the licensing of our satellite system;

     preventing interference with or to other users of radio frequencies; and

     compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

    On April 2, 1997, we were one of two winning bidders for an FCC license to operate a satellite digital audio radio service. Our FCC license expires on February 14, 2010. We anticipate that, absent significant misconduct on our part, our FCC license will be renewed in due course to permit operation of our satellites for their useful lives, and that a license would be granted for any replacement satellites, although we cannot assure you of this renewal or grant.

    One of the losing bidders for an FCC license to provide satellite radio requested the FCC to review the grant of our license. The FCC denied this request and this matter is currently being appealed to the United States Court of Appeals for the District of Columbia Circuit.

    Any assignment or transfer of control of our FCC license must be approved by the FCC. We cannot assure you that the FCC would approve any transfers or assignments.

    In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In these areas, we have installed terrestrial repeaters to provide our service. We have constructed 92 terrestrial repeaters in 59 markets throughout the United States. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was initiated by the FCC on March 3, 1997 and is still pending. Many comments have been filed as part of this rulemaking, including comments from the National Association of Broadcasters, major cellular telephone system operators and other holders of spectrum adjoining ours. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional repeaters and/or require us to reduce the power of our existing terrestrial repeaters. In the interim, the FCC has granted us special temporary authority to operate our terrestrial repeaters and offer commercial service to the public. This special temporary authority is being challenged by operators of terrestrial wireless systems. This authority is effective until such time as the FCC acts to terminate it and requires us not to cause harmful interference to other wireless services.

    Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio's system. On February 16, 2000, we signed an agreement with XM Radio to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio's services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, will satisfy the interoperability condition contained in our FCC license although we cannot assure you of this. We notified the FCC of this agreement on October 6, 2000 and asked it to concur that our efforts to develop this unified standard satisfied the conditions to our license. The FCC has not responded to this request.

    The FCC has updated certain regulations and has proposed to update other regulations to govern the operations of unlicensed devices, including RF lighting devices, that may generate radio energy in the part of the spectrum to be used by us. The devices would be required to comply with FCC rules that prohibit these devices from causing harmful interference to an authorized radio service such as Sirius. If the FCC does not adopt adequate technical standards specifically applicable to these devices and use of these unlicensed devices becomes commonplace, it may be difficult for us to enforce our rights to use spectrum without interference from such unlicensed devices. We believe that the currently proposed FCC rules must be strengthened to ensure protection of the spectrum allocated for our operations. During the past four years, we filed comments and other written submissions to the FCC and met with FCC staff to express our concerns and protect our right to use our spectrum without interference from unlicensed devices. The FCC's failure to adopt adequate standards could have an adverse effect on the reception of our service.

    The Communications Act prohibits the issuance of a license to a foreign government or a representative of a foreign government, and contains limitations on the ownership of common carrier, broadcast and some other radio licenses by non-U.S. citizens. We are regulated as a private carrier, not a common carrier, by the FCC and are not a broadcast service. As such, we are not bound by the foreign ownership provisions of the Communications Act. On November 30, 2001, in response to a petition to apply the foreign ownership rules to satellite digital audio radio services, the FCC confirmed that these rules do not apply. That decision has been appealed to the U.S. Court of Appeals for the D.C. Circuit. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment, without economic regulation.

    The foregoing discussion reflects the application of current communications law and FCC regulations to our service in the United States. Changes in law or regulations relating to communications policy or to matters affecting specifically our service could adversely affect our ability to retain our FCC license or the manner in which our service is operated. Further, actions of the FCC may be reviewed by U.S. federal courts and we cannot assure you that if challenged, these actions would be upheld.

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

PERSONNEL

    As of March 25, 2002, we had 247 employees. In addition, we rely upon a number of consultants and other advisors. The extent and timing of the increase in our staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

CORPORATE INFORMATION

    Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license. On November 18, 1999, we changed our name again to Sirius Satellite Radio Inc. Our executive offices are located at 1221 Avenue of the Americas, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is sirius.com. Sirius.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

RISK FACTORS

    In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See 'Special Note Regarding Forward-Looking Statements.'

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    As of December 31, 2001, we had total indebtedness of $672 million and stockholders' equity of $323 million. Our substantial indebtedness could have important consequences. For example, it could:

     increase our vulnerability to general adverse economic and industry conditions;

     require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     limit our flexibility in planning for, or reacting to, changes in our business and industry;

     place us at a competitive disadvantage compared to our competitors that have less debt; and

     limit our ability to raise additional capital.

    Our term loan agreement with Lehman Brothers contains financial and operating covenants. These covenants include requirements that we:

     achieve at least $2.3 million in revenues from subscribers for the quarter ending March 31, 2003, and achieve increasing revenue from subscribers each quarter thereafter through the maturity of the term loan on December 31, 2005;

     achieve a minimum negative cash flow, before subscriber acquisition costs, of $65 million for the quarter ending March 31, 2003, and have improving cash flow, before subscriber acquisition costs, each quarter thereafter through the maturity of the term loan;

     achieve a minimum negative cash flow, before subscriber acquisitions costs and adjusted to give effect to subscribers who cancel or fail to renew their subscriptions, of $58.4 million for the quarter ending September 30, 2003, and have improving adjusted cash flow, each quarter thereafter through the maturity of the term loan; and

     not permit our capital expenditures, other than the costs of constructing, launching and insuring replacement satellites and installing terrestrial repeaters, to exceed $100 million during the period from June 1, 2001 through the period in which the term loan is outstanding.

    Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. If Lehman Brothers, the holder of the term loan, were to accelerate the maturity of this loan as a result of our failure to satisfy a covenant, the trustees of our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 would have the right to accelerate the outstanding indebtedness under these notes. If the maturity of the term loan, our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 were accelerated, we would be required to seek relief from creditors under the Bankruptcy Code.

WE NEED ADDITIONAL FINANCING TO OPERATE OUR SERVICE AND ADDITIONAL FINANCING MIGHT NOT BE AVAILABLE.

    We have sufficient cash to cover our estimated funding needs through the first quarter of 2003. However, if the number of actual subscribers, or the cost to acquire each new subscriber, differs substantially from our expectations, we may need substantial additional funding. We anticipate that our additional funding needs through the end of 2003 will total approximately $275 million, and that we will require additional funding thereafter. These amounts are estimates and may change, and we may need additional financing in excess of these estimates. Our actual funding requirements could vary materially from our current estimates. We may have to raise more funds than expected to remain in business and to continue to develop and market Sirius.

    We plan to raise future funds by selling debt or equity securities, or both, publicly and/or privately, and by obtaining loans or other credit lines from banks or other financial institutions. We may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, then the growth of our business would be materially impacted and we could default on commitments to our distribution partners, creditors or others, and may have to discontinue operations or seek a purchaser for our business or assets.

WE HAVE RECENTLY STARTED OPERATIONS AND HAVE NOT GENERATED ANY SIGNIFICANT REVENUES.

    We were a development stage company through 2001. We began generating revenues on February 14, 2002, although, to date, those revenues have not been significant. Our ability to generate significant revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain a sufficient number of subscribers and advertisers to Sirius; whether our system operates at an acceptable level; and whether we compete successfully.

OUR EXPENDITURES AND LOSSES HAVE BEEN SIGNIFICANT AND ARE EXPECTED TO GROW.

    We had incurred capital expenditures, excluding capitalized interest, of approximately $939 million and aggregate net losses of approximately $505 million from our inception, May 17, 1990, through December 31, 2001. We expect our net losses and negative cash flow to grow as we make payments under our various contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow we could default on commitments to our distribution partners, creditors or others, and may have to discontinue operations or seek a purchaser for our business or assets.

DEMAND FOR OUR SERVICE MAY BE INSUFFICIENT FOR US TO BECOME PROFITABLE.

    We cannot estimate with any certainty the consumer demand for our service or the degree to which we will meet that demand. Among other things, consumer acceptance of Sirius will depend upon whether we obtain, produce and market high quality programming consistent with consumers' tastes; the willingness of consumers to pay subscription fees to obtain satellite radio; the cost and availability of Sirius radios; our marketing and pricing strategy; and the marketing and pricing strategy of our competitor, XM Radio. If demand for our service does not develop as expected, we may not be able to generate enough revenues to become profitable or to generate positive cash flow.

FAILURE OF THIRD PARTIES TO PERFORM COULD AFFECT OUR REVENUES.

    We need to assure continued proper manufacturing and distribution of Sirius radios and development and provision of programming in connection with our service. Many of these tasks depend on the efforts of third parties, including Agere Systems, Inc., which has designed, developed and is manufacturing our chip set and is designing, developing and manufacturing the next generation of our chip set; consumer electronics manufacturers, which are manufacturing, distributing and marketing Sirius radios; retailers, which are marketing and selling Sirius radios and promoting subscriptions to our service; automakers, which have entered into agreements which contemplate manufacturing, marketing and selling vehicles capable of receiving our service, but are under no obligation to do so; and other third party vendors, who have designed or operate important elements of our system, such as our call center or subscriber management system. If one or more of these third parties do not perform in a sufficient manner, our revenues could be less than expected and our business may suffer.

HIGHER THAN EXPECTED SUBSCRIBER ACQUISITION COSTS OR SUBSCRIBER TURNOVER COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    We are spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain and attract subscribers. If the costs of attracting subscribers or incentivizing other parties is greater than expected, our financial performance and results of operations will be adversely affected.

    We expect to experience some subscriber turnover, or churn. We cannot predict the amount of churn we will experience or how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service. Subscriber turnover or our inability to attract customers who purchase or lease new vehicles with our service could adversely affect our financial performance and results of operations.

OUR SYSTEM MIGHT NOT WORK AS EXPECTED.

    Our system of satellites, terrestrial repeaters, national broadcast studio and radios has only recently been integrated and is still in the process of being tested, and may not function as expected within any particular market. We may be required to supplement our terrestrial repeater network in certain markets in order to achieve our expected performance.

COMPETITION FROM XM RADIO AND TRADITIONAL AND EMERGING AUDIO ENTERTAINMENT PROVIDERS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES.

    We compete for both listeners and advertising revenues from many sources, including XM Radio, the other satellite radio licensee; traditional AM/FM radio and digital AM/FM radio when it becomes available; internet based audio providers; direct broadcast satellite television audio services; and cable systems that carry audio services. XM Radio began commercial operations in September 2001, offers its service for a monthly charge of $9.99, features
100 channels, and has acquired a significant number of subscribers. If consumers perceive that XM Radio offers a more attractive service, enhanced features, superior equipment alternatives, or has stronger marketing or distribution channels, it may gain a long term competitive advantage over us.

    Unlike Sirius, traditional AM/FM radio has a well established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising rather than by a subscription fee. Further, the incumbent terrestrial broadcasters have announced intentions to enhance their existing broadcasts with digital quality services utilizing new technology in the near future. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which Sirius is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage.

PREMATURE DEGRADATION OR FAILURE OF OUR SATELLITES COULD DAMAGE OUR BUSINESS.

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

    The useful lives of our satellites will vary and will depend on a number of factors, including:

     degradation and durability of solar panels;

     quality of construction;

     amount of fuel our satellites consume;

     durability of component parts;

     random failure of satellite components, which could result in damage to or loss of a satellite; and

     in rare cases, damage or destruction by electrostatic storms or collisions with other objects in space.

    Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced are not expected to limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations. If a substantial number of additional circuit failures were to occur, the estimated useful life of our satellites could be reduced. We cannot assure you that additional circuit failures will not occur or whether the useful life of our satellites will be reduced.

    If one of our three satellites fails in orbit and we are required to launch our spare satellite, our operations could be suspended for up to six months. If two or more of our satellites fail in orbit, our operations could be suspended for at least 16 months.

LOSSES FROM SATELLITE DEGRADATION MAY NOT BE FULLY COVERED BY INSURANCE.

    We maintain in-orbit insurance policies from global space insurance underwriters. This insurance expires in June, September and November of 2002 for our first, second and third satellites, respectively, and we cannot assure you that we will be able to renew this insurance on commercially reasonable terms. If one of our satellites suffers a total or partial failure, our insurance may not fully cover our losses. For example, our insurance does not cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance policies contain customary exclusions and material change conditions that could limit our recovery.

JOINT DEVELOPMENT AGREEMENT FUNDING REQUIREMENTS COULD BE SIGNIFICANT.

    Under our agreement with XM Radio, each party is obligated to fund one half of the development cost of the technologies used to develop a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. This may require significant additional capital.

FAILURE TO COMPLY WITH FCC REQUIREMENTS COULD DAMAGE OUR BUSINESS.

    As an owner of one of two FCC licenses to operate a satellite radio service in the United States, we are subject to FCC rules and regulations, and the terms of our license, which require us to meet certain conditions such as interoperability of our system with XM Radio, the other licensed satellite radio system in the United States; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band.

    Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process.

    The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, and this authority is currently being challenged by operators of terrestrial wireless systems who have asserted that our repeaters may cause interference. The FCC's final terrestrial repeater rules may require us to reduce the power at which our terrestrial repeaters transmit and limit our ability to deploy additional repeaters in the future. If we are required to significantly reduce the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, this would adversely affect our ability to improve any deficiencies in our service quality that may be identified in the future.

OUR NATIONAL BROADCAST STUDIO, TERRESTRIAL REPEATER NETWORK OR OTHER GROUND FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHES OR TERRORIST ACTIVITIES.

    An earthquake, tornado, flood or other catastrophic events anywhere in the United States could damage our terrestrial repeater network, interrupt our service and harm our business in the affected area. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network or national broadcast studio in the event of a catastrophic event. Any damage to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in affected areas. Damage to our national broadcast studio would restrict our production of programming and require us to obtain programming from third parties to continue our service.

CONSUMERS COULD PIRATE OUR SERVICE.

    Like all radio transmissions, the Sirius signal is subject to interception. Pirates may be able to obtain or rebroadcast Sirius without paying the subscription fee. Although we use encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of the Sirius signal. If widespread, signal theft could harm our business.

WE NEED TO OBTAIN RIGHTS TO PROGRAMMING, WHICH COULD BE MORE COSTLY THAN ANTICIPATED.

    We must negotiate and enter into music programming royalty arrangements with performing rights societies, such as Broadcast Music, Inc. and SESAC, Inc. Radio broadcasters currently pay a combined total of approximately 4% of their revenues to performing rights societies. We expect to negotiate or establish license fees through a rate court proceeding in the U.S. District Court for the Southern District of New York, but such royalty arrangements may be more costly than anticipated.

    We must also enter into royalty arrangements with the owners of the copyrights in the sound recordings we play, who are primarily represented by the Recording Industry Association of America. Cable audio services currently pay these owners 6.5% of gross subscriber revenue, a royalty rate determined in an arbitration proceeding before the Librarian of Congress. Although we believe we can distinguish Sirius sufficiently from cable audio services in order to negotiate or obtain through arbitration a lower rate, we may not be able to do so, and we could be required to pay a higher rate. In any event, we expect to pay the same rates as XM Radio, the other satellite radio licensee.

RAPID TECHNOLOGICAL AND INDUSTRY CHANGES COULD MAKE OUR SERVICE OBSOLETE.

    The satellite industry and the audio entertainment industry are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. In addition, we may face unforeseen problems in operating our system that could harm our business. Because we have depended on third parties to develop technologies used in key elements of our system, more advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner. Further, our competitors may have access to technologies not available to us, which may enable them to produce entertainment products of greater interest to consumers, or at a more competitive cost.

OUR BUSINESS MAY BE IMPAIRED BY THIRD PARTY INTELLECTUAL PROPERTY RIGHTS.

    Development of our system has depended largely upon intellectual property that we have developed or licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to duplicate our system or service without liability. In addition, others may challenge, invalidate or circumvent our intellectual property rights, patents or existing licenses. Some of the know-how and technology we have developed and plan to develop will not be covered by United States patents. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure.

    Other parties may have patents or pending patent applications which will later mature into patents or inventions which may block our ability to operate our system or license our technology. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties' proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

    Third parties may bring suit against us for patent or other infringement of intellectual property rights. Any such litigation could result in substantial cost to, and diversion of effort by, our company, and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate our system or license our technology; or otherwise adversely affect our ability to successfully market Sirius.

    The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm our business.

WE NEED PEOPLE WITH SPECIAL SKILLS TO DEVELOP AND MAINTAIN OUR NEW SERVICE. IF WE CANNOT FIND AND KEEP THESE PEOPLE, OUR BUSINESS COULD SUFFER.

    We depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our satellite and radio systems and business knowledge regarding the radio industry and subscription services. If we lose the services of one or more of these employees, or fail to attract qualified replacement personnel, it could harm our business and our future prospects.

ITEM 2. PROPERTIES

    On March 31, 1998, we signed a lease for the 36th and 37th floors and portions of the roof at 1221 Avenue of the Americas, New York, New York, to house our headquarters and national broadcast studio. We use portions of the roof for satellite transmission equipment and an emergency generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. The annual rent is approximately $4.5 million, with specified increases and escalations based on operating expenses.

    On March 22, 2000, we signed a lease for the 32nd floor at 1221 Avenue of the Americas to house our engineering staff. On November 30, 2001, we agreed to terminate this lease, and surrender the space on or before April 15, 2002. In connection with the termination of this lease, we paid termination fees and real estate commissions of approximately $2.6 million.

ITEM 3. LEGAL PROCEEDINGS

    On September 18, 2001, a purported class action lawsuit, entitled Sterbenk
v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the United States District Court for the District of Vermont. Subsequently, additional purported class action lawsuits were filed. These actions have been consolidated in a single purported class action, entitled In re: Sirius Satellite Radio Securities Litigation,
No. 01-CV-10863, pending in the United Stated District Court for the Southern District of New York. This action has been brought on behalf of all persons who acquired our common stock on the open market between February 16, 2000 and April 2, 2001. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated. The complaint seeks an unspecified amount of money damages. We believe that the allegations in the complaint have no merit and we will vigorously defend against this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our annual meeting of stockholders held on November 20, 2001, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:

                                                                    VOTES CAST
                                                              ----------------------
                                                                 FOR       WITHHELD
                                                                 ---       --------
Leon D. Black...............................................  48,723,933     646,699
Lawrence F. Gilberti........................................  48,416,598     954,034
James P. Holden.............................................  48,733,276     637,356
David Margolese.............................................  47,193,177   2,177,455
Peter G. Peterson...........................................  48,721,156     649,476
Joseph V. Vittoria..........................................  48,731,293     639,339

    In addition to the election of directors, the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2001 was ratified by a vote of 48,716,838 shares in favor, 630,723 shares against and 23,071 shares abstaining.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding our executive officers is provided below:

              NAME                AGE                POSITIONS WITH THE COMPANY
              ----                ---                --------------------------
Joseph P. Clayton...............  52   President and Chief Executive Officer and a Director
Guy D. Johnson..................  41   Executive Vice President, Sales and Marketing
John J. Scelfo..................  44   Executive Vice President and Chief Financial Officer
Patrick L. Donnelly.............  40   Executive Vice President, General Counsel and Secretary
Joseph S. Capobianco............  52   Senior Vice President, Content
Michael S. Ledford..............  52   Senior Vice President, Engineering

    JOSEPH P. CLAYTON has served as President and Chief Executive Officer since November 2001. Mr. Clayton served as Vice Chairman of Global Crossing Ltd., a global internet and long distance services provider, and President, Global Crossing North America, from September 1999 until November 2001. On January 28, 2002, Global Crossing Ltd. and certain of its affiliates filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. From August 1997 to September 1999, Mr. Clayton was President and Chief Executive Officer of Frontier Corporation, a Rochester-based national provider of local telephone, long distance, data, conferencing and wireless communications services, which was acquired by Global Crossing in September 1999. Prior to joining Frontier, Mr. Clayton was Executive Vice President, Marketing and
Sales -- Americas and Asia, of Thomson MultiMedia S.A., a leading consumer electronics company. Mr. Clayton is a member of the Board of Directors of Global Crossing Ltd., Good Guys Inc. and Transcend Services Inc. He is also a trustee of Bellarmine College and The Rochester Institute of Technology and a member of the advisory board of the Indiana University School of Business.

    GUY D. JOHNSON has served as Executive Vice President, Sales and Marketing, since January 2002. From 1999 until January 2002, Mr. Johnson was a senior strategic consultant to Thomson MultiMedia S.A., a leading consumer electronics company. Prior to 1999, he was Senior Vice President, Sales and Product Management -- Americas, for Thomson MultiMedia S.A.

    JOHN J. SCELFO has served as Executive Vice President and Chief Financial Officer since April 2001. From November 1999 to April 2001, Mr. Scelfo was Vice President, Finance, for the Asian operations of Dell Computer Corporation, the leading direct global computer systems company. Prior to Dell, he spent 19 years with Mobil Oil Corporation, an integrated energy operator, including as its Corporate Assistant Treasurer, Vice President of Global Risk Management, and Chief Financial Officer of its operations in Japan and South-East Asia.

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

    JOSEPH S. CAPOBIANCO has served as Senior Vice President, Content, since April 1997. From 1981 to April 1997, he was an independent consultant providing programming, production, marketing and strategic planning consulting services to media and entertainment companies, including Home Box Office, a premium cable television network and a subsidiary of Time Warner Entertainment Company, L.P., and ABC Radio. From May 1990 to February 1995, he served as vice president of programming at Music Choice, which operates a 40-channel music service available to subscribers to DIRECTV and is partially owned by Warner Music Group Inc., Sony Entertainment Inc. and EMI.

    MICHAEL S. LEDFORD has served as Senior Vice President, Engineering, since September 2001. From July 2000 to September 2001, Mr. Ledford was Vice President of Automotive Strategy at Wingcast, a joint venture between Ford Motor Company and Qualcomm developing advanced wireless vehicle applications, or telematics. Prior to Wingcast, he was the Executive Director of Telematics at Ford, and prior to that was Corporate Executive Director for Process Engineering responsible for overseeing Ford's worldwide introduction of new technologies.

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

    The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below.

                                                              HIGH       LOW
                                                              ----       ---
Year ended December 31, 2000
    First Quarter...........................................   66 1/2    38 3/8
    Second Quarter..........................................   50 15/16  31 1/8
    Third Quarter...........................................   56 3/8    37
    Fourth Quarter..........................................   54 7/16   21 1/2

Year ended December 31, 2001
    First Quarter...........................................   35        12 7/16
    Second Quarter..........................................   18 11/32   6 29/32
    Third Quarter...........................................   10 13/16   3 11/32
    Fourth Quarter..........................................   11 5/8     2 19/64

    On March 25, 2002, the closing bid price of our common stock on the Nasdaq National Market was $4.38 per share. On March 25, 2002, there were approximately 558 record holders of our common stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The indentures governing our senior secured notes and our senior secured discount notes and our term loan agreement with Lehman Brothers contain provisions that limit our ability to pay dividends on our preferred stock and common stock. The certificates of designation for our preferred stock contain provisions that also limit our ability to pay dividends on our common stock.

    Recent Sales of Unregistered Securities. During the year ended December 31, 2001, we acquired $34,900,000 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 and $16,500,000 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 in exchange for 2,283,979 and 948,565 shares of our common stock, respectively. These transactions were negotiated by us directly with the holders of our 8 3/4% Convertible Subordinated Notes due 2009 and 15% Senior Secured Discount Notes due 2007 and no commissions or remuneration was paid or given directly or indirectly for soliciting such exchange. The issuance of our common stock in these transactions was exempt from registration under the Securities Act by virtue of the exemption contained in Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data set forth below with respect to the statements of operations for the years ended December 31, 1999, 2000 and 2001, and with respect to the balance sheets at December 31, 2000 and 2001 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent accountants, included in Item 8 of this report. Our selected consolidated financial data with respect to the balance sheets at December 31, 1997, 1998 and 1999 and with respect to the statement of operations data for the years ended December 31, 1997 and 1998, are derived from our audited consolidated financial statements, which are not included in this report. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                          STATEMENT OF OPERATIONS DATA

                                                                                        CUMULATIVE
                                                                                      FOR THE PERIOD
                                                                                       MAY 17, 1990
                                          YEAR ENDED DECEMBER 31,                   (DATE OF INCEPTION)
                           ------------------------------------------------------     TO DECEMBER 31,
                             1997       1998       1999       2000        2001             2001
                             ----       ----       ----       ----        ----      -------------------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................  $  --      $  --      $  --      $  --       $  --            $--
Net loss.................  $ (4,737)  $(48,396)  $(62,822)  $(134,744)  $(235,763)       $(504,998)
Net loss applicable to
  common stockholders....  $(59,050)  $(85,953)  $(96,981)  $(183,715)  $(277,919)       $(722,154)
Net loss per share
  applicable to common
  stockholders (basic and
  diluted)...............  $  (5.08)  $  (4.79)  $  (3.96)  $   (4.72)  $   (5.30)
Weighted average common
  shares outstanding
  (basic and diluted)....    11,626     17,932     24,470      38,889      52,427

                               BALANCE SHEET DATA

                                                               DECEMBER 31,
                                        ----------------------------------------------------------
                                          1997       1998        1999         2000         2001
                                          ----       ----        ----         ----         ----
                                                              (IN THOUSANDS)
Cash and cash equivalents.............  $    900   $150,190   $   81,809   $   14,397   $    4,726
Marketable securities, at market......  $169,482   $109,044   $  311,560   $  121,862   $  304,218
Restricted investments, at amortized
  cost................................  $  --      $  6,389   $   73,704   $   48,801   $   21,998
Working capital.......................  $170,894   $180,821   $  303,720   $  143,981   $  282,932
Total assets..........................  $323,808   $643,880   $1,206,612   $1,323,582   $1,527,605
Deferred satellite payments and
  accrued interest....................  $  --      $ 31,324   $   55,140   $   60,881   $   67,201
Long-term debt........................  $131,387   $152,888   $  488,690   $  472,602   $  589,990
Convertible preferred stock...........  $176,025   $294,510   $  362,417   $  443,012   $  485,168
Deficit accumulated during development
  stage...............................  $(23,273)  $(71,669)  $ (134,491)  $ (269,235)  $ (504,998)
Stockholders' equity (1)..............  $ 15,980   $ 77,953   $  134,179   $  290,483   $  322,649

---------

(1) No cash dividends were declared or paid in any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under 'Business -- Risk Factors' and elsewhere in this Annual Report. See 'Special Note Regarding Forward-Looking Statements.'

    (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

OVERVIEW

    From our three orbiting satellites, we directly broadcast 100 channels of digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, talk, comedy and children's programming. Our broad and deep range of almost every music format as well as our news, sports and entertainment programming is not available on conventional radio in any market in the United States. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

    We launched our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We are employing a phased roll out in order to test various marketing initiatives, further refine our receiver technology and optimize our service on a market-by-market basis. This strategy allows us to enhance our subscriber experience before our nationwide launch. We plan to offer our service in additional markets during the second and third quarters of 2002 and to offer our service on a national basis during the third quarter of 2002. We expect to generate most of the subscriptions we sell in 2002 in the second half of the year as we expand our service nationally.

    Our primary source of revenues is our $12.95 per month subscription fee and a one-time activation fee per subscriber. In addition, we derive revenues from selling limited advertising on our non-music channels. Currently our subscription and advertising revenues are not material due to the limited number of subscribers to our service to date.

    Our operating expenses consist primarily of:

     marketing costs, including advertising, promotions, payments to retailers, dealers, distributors and automakers, and subsidies to radio manufacturers;

     programming costs, including royalty payments to copyright holders, license fees to programming providers and advertising revenue sharing arrangements;

     expenses of operating and maintaining of our broadcast system, including costs of tracking and controlling our satellites, operating our terrestrial repeater network, and operating and maintaining our national broadcast studio;

     expenses associated with the continuing development of our radio technology, including the costs of designing and developing future chip sets; and

     general and administrative costs, including salary and employment related expenses, rent and occupancy costs, insurance expenses and other miscellaneous costs, such as travel, legal and consulting fees.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    We had net losses before extraordinary items of $241,076 and $134,744 for the years ended December 31, 2001 and 2000, respectively. Extraordinary items for the years ended December 31, 2001 and 2000 were $5,313 and $0, respectively, and consisted of a gain resulting from our acquisition of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007. Our total operating expenses were $168,456 and $125,634 for the years ended December 31, 2001 and 2000, respectively.

    Engineering design and development costs were $58,453 and $70,690 for the years ended December 31, 2001 and 2000, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (47% in 2001 and 38% in 2000) and other radio partners (17% in 2001 and 33% in 2000). The decrease in costs in 2001 was primarily due to the decreased development activity by our radio partners, many of which completed a substantial portion of their efforts in 2000 and early 2001.

    General and administrative expenses increased for the year ended December 31, 2001 to $95,959 from $47,768 for the year ended December 31, 2000. General and administrative expenses increased principally due to the growth of our workforce, operation of our terrestrial repeater network, depreciation of our broadcast studio equipment and the cost of in-orbit insurance for our three satellites during 2001. The major components of general and administrative expenses in 2001 were salaries and employment related costs (23%), rent and occupancy costs (18%) and marketing costs (13%), while in 2000 the major components were salaries and employment related costs (30%), rent and occupancy costs (15%) and marketing costs (16%). The remaining portion of general and administrative expenses (46% in 2001 and 39% in 2000) consisted of other costs, such as legal and regulatory, insurance, programming, consulting, travel, and depreciation, with only insurance (12%) exceeding 10% of the total in 2001 and no amount exceeding 10% of the total in 2000.

    Non-cash stock compensation charge increased for the year ended December 31, 2001 to $14,044 from $7,176 for the year ended December 31, 2000. The increase in 2001 resulted primarily from the compensation expense associated with the repricing of employee stock options in April 2001. We expect to record future non-cash stock compensation charges or benefits based on the market value of our common stock at the end of each reporting period due to the variable accounting associated with the repricing of certain employees stock options.

    The decrease in interest and investment income to $17,066 for the year ended December 31, 2001, from $24,485 for the year ended December 31, 2000, resulted from significantly lower returns on our investments in U.S. government securities and commercial paper issued by major U.S. corporations during 2001.

    Interest expense was $89,686 for the year ended December 31, 2001 and $33,595 for the year ended December 31, 2000, net of capitalized interest of $19,270 and $63,728, respectively. Gross interest expense for 2001 increased by $11,633 and capitalized interest decreased by $44,458, compared to 2000. The increase in gross interest resulted primarily from the amount outstanding under our term loan with Lehman Brothers, which was not outstanding during the 2000 period. This increase is offset by a decrease in conversion expense associated with the acquisition of a portion of our 8 3/4% Convertible Subordinated Notes due 2009. The decrease in capitalized interest during the 2001 period was primarily due to the lower level of construction in process. Construction in process decreased as compared to the 2000 period due to the launch of our satellites. Construction in process during the 2001 period related principally to our fourth, spare satellite and construction of our terrestrial repeater network.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    We had net losses of $134,744 and $62,822 for the years ended December 31, 2000 and 1999, respectively. Our total operating expenses were $125,634 and $63,518 for the years ended December 31, 2000 and 1999, respectively.

    Engineering design and development costs were $70,690 and $32,987 for the years ended December 31, 2000 and 1999, respectively. These engineering costs represented primarily payments to Agere Systems, Inc. (38% in 2000 and 56% in 1999) and other radio partners (33% in 2000 and 19% in 1999). The increase was primarily due to increased development efforts by Agere Systems, Inc. on our chip set and radio development activity by our radio partners.

    General and administrative expenses increased for the year ended December 31, 2000 to $47,768 from $29,325 for the year ended December 31, 1999. General and administrative expenses increased principally due to the growth of our workforce and the cost of in-orbit insurance for our three satellites, that were in-orbit during a significant portion of 2000. The major components of general and administrative expenses in 2000 were salaries and employment related costs (30%), rent and occupancy costs (15%) and marketing costs (16%), while in 1999 the major components were salaries and employment related costs (29%), rent and occupancy costs (19%) and marketing costs (15%). The remaining portion of general and administrative expenses (39% in 2000 and 37% in 1999) consisted of other costs, such as legal and regulatory, insurance, consulting, travel, and depreciation, with no amounts exceeding 10% of the total in 2000 or 1999.

    Non-cash stock compensation charge increased for the year ended December 31, 2000 to $7,176 from $1,206 for the year ended December 31, 1999. The increase in 2000 resulted primarily from the increase in compensation expense associated with stock options granted to certain employees and consultants.

    The increase in interest and investment income to $24,485 for the year ended December 31, 2000, from $17,502 for the year ended December 31, 1999, resulted from higher returns on our investments in U.S. government securities and commercial paper issued by major U.S. corporations during 2000.

    Interest expense was $33,595 for the year ended December 31, 2000 and $16,806 for the year ended December 31, 1999, net of capitalized interest of $63,728 and $56,567, respectively. Gross interest expense for 2000 increased by $23,950 and capitalized interest increased by $7,161, compared to 1999. The increase in gross interest from the prior year was due to interest accruing on our 14 1/2% Senior Secured Notes due 2009 issued in May 1999 and our 8 3/4% Convertible Subordinated Notes due 2009 issued in September and October 1999, which were outstanding for all of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, we had cash, cash equivalents, marketable securities and restricted investments totaling $330,942 and working capital of $282,932, compared with cash, cash equivalents, marketable securities and restricted investments totaling $185,060 and working capital of $143,981 at December 31, 2000.

SOURCES OF FUNDING

    Since inception, we have funded the development of our satellite radio system and the related introduction of our service through the issuance of debt and equity securities. As of December 31, 2001, we had raised approximately $1,103,300 in equity capital from the sale of our common stock and convertible preferred stock. As of December 31, 2001, we had received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.

    At December 31, 2001, we had three issues of public debt securities outstanding: $280,430 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $200,000 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $45,936 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009. As of December 31, 2001, we had acquired $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and $97,814 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock. In addition to these public debt securities, we have also entered into a $50,000 Deferral Credit Agreement with Space Systems/Loral and a $150,000 term loan agreement with Lehman Brothers. We intend to seek opportunities to reduce our outstanding debt, and may pursue privately negotiated transactions with holders of our debt from time to time or an offer to purchase all or a portion of our debt in exchange for cash, common stock, new debt or a combination of those items.

    Space Systems/Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. Under the Deferral Credit Agreement with Space Systems/Loral, these deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth satellite was originally expected to be delivered to ground storage in October 2000 and now is expected to be delivered to ground storage in the second quarter of 2002. As a result of this delay, we do not expect to make any required payments with respect to these deferred payments until September 2003, at the earliest.

    On March 7, 2001, we borrowed $150,000 under a term loan agreement with Lehman Brothers. In connection with this term loan, we granted Lehman Brothers Commercial Paper Inc. 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share. The term loan bears interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. On March 26, 2002, we entered into an amendment to this term loan agreement adjusting the financial covenants, accelerating the amortization schedule of the term loan and reducing the exercise price of the warrants to $15.00 per share.

    As amended, the term loan matures in installments, commencing on June 30, 2002, in the amounts described below:

INSTALLMENT                                                   AMOUNT
-----------                                                   ------
June 30, 2002...............................................  $ 7,500
September 30, 2002..........................................    7,500
December 31, 2002...........................................    7,500
March 31, 2003..............................................    7,500
June 30, 2003...............................................   11,500
March 31, 2004..............................................    3,375
June 30, 2004...............................................    3,375
September 30, 2004..........................................    3,375
December 31, 2004...........................................    3,375
March 31, 2005..............................................   23,750
June 30, 2005...............................................   23,750
September 30, 2005..........................................   23,750
December 31, 2005...........................................   23,750

    At our option, we may defer each of the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days.

    Our term loan agreement with Lehman Brothers contains financial and operating covenants. These covenants include requirements that we:

     achieve at least $2,300 in revenues from subscribers for the quarter ending March 31, 2003, and achieve increasing revenues from subscribers each quarter thereafter through the maturity of the term loan on December 31, 2005;

     achieve a minimum negative cash flow, before subscriber acquisition costs, of $65,000 for the quarter ending March 31, 2003, and have improving cash flow, before subscriber acquisition costs, each quarter thereafter through the maturity of the term loan;

     achieve a minimum negative cash flow, before subscriber acquisition costs and adjusted to give effect to subscribers who cancel or fail to renew their subscriptions, of $58,400 for the quarter ending September 30, 2003, and have improving adjusted cash flow, each quarter thereafter through the maturity of the term loan; and

     not permit our capital expenditures, other than the costs of constructing, launching and insuring replacement satellites and installing terrestrial repeaters, to exceed $100,000 during the period from June 1, 2001 through the period in which the term loan is outstanding.

    Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. If Lehman Brothers, the holder of the term loan, were to accelerate the maturity of this loan as a result of our failure to satisfy a covenant, the trustees of our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 would have the right to accelerate the outstanding indebtedness under these notes. If the maturity of the term loan, our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 were accelerated, we would be required to seek relief from creditors under the Bankruptcy Code.

    The indentures governing our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our term loan agreement with Lehman Brothers contain limitations on our ability to issue additional debt. Our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our obligations under the term loan agreement are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our rights under the Loral Satellite Contract relating to our fourth, spare satellite. Under the Deferral Credit Agreement, we granted Space Systems/Loral a security interest in our terrestrial repeater network.

FUNDING REQUIREMENTS

    The amount and timing of our cash requirements depends upon numerous factors, including the rate of growth of our business, subscriber acquisition costs, costs associated with the design and development of chip sets for Sirius radios, costs of financing and the possibility of unanticipated costs.

    As of March 25, 2002, we had sufficient cash to cover our estimated funding needs through the first quarter of 2003. However, if the number of actual subscribers, or the cost to acquire each new subscriber, differs substantially from our expectations, we may need substantial additional funding. We anticipate that our additional funding needs through the end of 2003 will total approximately $275,000, and that we will require additional funding thereafter. We plan to fund our additional capital needs through the issuance of debt and equity securities.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Our significant accounting policies are described in Note 2 to our consolidated financial statements in
Item 14 of this Annual Report on Form 10-K. We have identified the following policies as critical to our business and understanding of our results of operations.

     o Revenue Recognition. Revenue from subscribers will consist of our monthly service fee, recognized as the service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the estimated term of the subscriber relationship. The estimated term of a subscriber relationship will be based on market research and management's judgment and will be refined in the future as sufficient historical data becomes available.

     o Warrant Agreements. In connection with the Ford and DaimlerChrylser agreements, which anticipate that Ford and DaimlerChrylser will manufacture, market and sell vehicles equipped to receive our service, we have issued both companies warrants to purchase shares of our common stock. We have not recorded any expense related to these warrants. We expect to record non-cash expenses related to these warrants in the future, based on the number of vehicles equipped to receive our service that Ford and DaimlerChrylser manufacture.

     o Asset Impairment. We review our long-lived assets and identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. For those assets which are to be disposed of, the asset would be impaired to the extent the fair value does not exceed the book value. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable. No materially impairment losses have been recognized to date.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 141, 'Business Combinations,' which we adopted on July 1, 2001. SFAS
No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of SFAS No. 141 has not had a material impact on our financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have estimable useful lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of SFAS No. 142. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 142 will have on our financial position and results of operations.

    In July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 is incorporated by reference to our definitive proxy statement (the 'Proxy Statement') prepared with respect to our Annual Meeting of Stockholders to be held on June 21, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date that is not more than 120 days after the end of our 2001 fiscal year. The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference to the Proxy Statement prepared with respect to our Annual Meeting of Stockholders to be held on June 21, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date that is not more than 120 days after the end of our 2001 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference to the Proxy Statement prepared with respect to our Annual Meeting of Stockholders to be held on June 21, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date that is not more than 120 days after the end of our 2001 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference to the Proxy Statement prepared with respect to our Annual Meeting of Stockholders to be held on June 21, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission at a later date that is not more than 120 days after the end of our 2001 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2002.

                                          SIRIUS SATELLITE RADIO INC.
                                          By:         /S/ JOHN J. SCELFO
                                              ..................................
                                                       JOHN J. SCELFO
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                SIGNATURES                                TITLE                          DATE
                ----------                                -----                          ----
                                                                                    March 27, 2002
           /s/ DAVID MARGOLESE              Chairman of the Board of Directors
 .........................................    and Director
            (DAVID MARGOLESE)

          /s/ JOSEPH P. CLAYTON             President and Chief Executive           March 27, 2002
 .........................................    Officer and Director
           (JOSEPH P. CLAYTON)                (Principal Executive Officer)

            /s/ JOHN J. SCELFO              Executive Vice President and Chief      March 27, 2002
 .........................................    Financial Officer
             (JOHN J. SCELFO)                 (Principal Financial Officer)

          /s/ EDWARD WEBER, JR.             Vice President and Controller           March 27, 2002
 .........................................    (Principal Accounting Officer)
           (EDWARD WEBER, JR.)

            /s/ LEON D. BLACK               Director                                March 27, 2002
 .........................................
             (LEON D. BLACK)

         /s/ LAWRENCE F. GILBERTI           Director                                March 27, 2002
 .........................................
          (LAWRENCE F. GILBERTI)

           /s/ JAMES P. HOLDEN              Director                                March 27, 2002
 .........................................
            (JAMES P. HOLDEN)

          /s/ PETER G. PETERSON             Director                                March 27, 2002
 .........................................
           (PETER G. PETERSON)

          /s/ JOSEPH V. VITTORIA            Director                                March 27, 2002
 .........................................
           (JOSEPH V. VITTORIA)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   F-2
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001 and for the
  period May 17, 1990 (date of inception) to December 31,
  2001......................................................   F-3
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................   F-4
Consolidated Statements of Stockholders' Equity for each of
  the years during the period May 17, 1990 (date of
  inception) to December 31, 2001...........................   F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001 and for the
  period May 17, 1990 (date of inception) to December 31,
  2001......................................................   F-9
Notes to Consolidated Financial Statements..................  F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc.:

    We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. (a Delaware corporation in the development stage) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2001 and for the period from May 17, 1990 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirius Satellite Radio Inc. and subsidiary, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 and for the period from May 17, 1990 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 26, 2002

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    CUMULATIVE FOR
                                                                                      THE PERIOD
                                                                                     MAY 17, 1990
                                               FOR THE YEARS ENDED DECEMBER 31,   (DATE OF INCEPTION)
                                               --------------------------------     TO DECEMBER 31,
                                                 1999       2000        2001             2001
                                               --------   ---------   ---------   -------------------
Revenue......................................  $  --      $  --       $  --            $--

Operating expenses:
    Engineering design & development.........   (32,987)    (70,690)    (58,453)        (168,512)
    General and administrative...............   (29,325)    (47,768)    (95,959)        (200,294)
    Non-cash stock compensation..............    (1,206)     (7,176)    (14,044)         (25,762)
    Special charges..........................     --         --          --              (27,682)
                                               --------   ---------   ---------        ---------
        Total operating expenses.............   (63,518)   (125,634)   (168,456)        (422,250)
                                               --------   ---------   ---------        ---------
Other income (expense):
    Interest and investment income...........    17,502      24,485      17,066           70,705
    Interest expense.........................   (16,806)    (33,595)    (89,686)        (156,471)
                                               --------   ---------   ---------        ---------
                                                    696      (9,110)    (72,620)         (85,766)
                                               --------   ---------   ---------        ---------
Loss before income taxes.....................   (62,822)   (134,744)   (241,076)        (508,016)

Income taxes:
    Federal..................................     --         --          --               (1,982)
    State....................................     --         --          --                 (313)
                                               --------   ---------   ---------        ---------
Net loss before extraordinary item...........   (62,822)   (134,744)   (241,076)        (510,311)
Extraordinary gain on early extinguishment of
  debt.......................................     --         --           5,313            5,313
                                               --------   ---------   ---------        ---------
Net loss.....................................   (62,822)   (134,744)   (235,763)        (504,998)
                                               --------   ---------   ---------        ---------
Preferred stock dividends....................   (30,321)    (39,811)    (41,476)        (133,326)
Preferred stock deemed dividends.............    (3,535)     (8,260)       (680)         (76,126)
Accretion of dividends in connection with the
  issuance of warrants on preferred stock....      (303)       (900)     --               (7,704)
                                               --------   ---------   ---------        ---------
Net loss applicable to common stockholders...  $(96,981)  $(183,715)  $(277,919)       $(722,154)
                                               --------   ---------   ---------        ---------
                                               --------   ---------   ---------        ---------
Net loss per share applicable to common
  stockholders (basic and diluted)...........  $(3.96)     $(4.72)     $(5.30)
Weighted average common shares outstanding
  (basic and diluted)........................   24,470     38,889      52,427

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents................................   $   14,397     $    4,726
   Marketable securities, at market.........................      121,862        304,218
   Restricted investments, at amortized cost................       48,801         21,998
   Prepaid expense and other................................       13,288         12,303
                                                               ----------     ----------
      Total current assets..................................      198,348        343,245
                                                               ----------     ----------
Property and equipment, net.................................    1,013,465      1,082,915

Other assets:
   FCC license..............................................       83,368         83,654
   Debt issuance costs, net.................................       20,124         17,176
   Deposits and other.......................................        8,277            615
                                                               ----------     ----------
      Total other assets....................................      111,769        101,445
                                                               ----------     ----------
      Total assets..........................................   $1,323,582     $1,527,605
                                                               ----------     ----------
                                                               ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses....................   $   39,530     $   39,836
   Accrued interest.........................................        5,527          5,477
   Satellite construction payable...........................        9,310        --
   Current portion of long-term debt........................      --              15,000
                                                               ----------     ----------
      Total current liabilities.............................       54,367         60,313
Long-term debt..............................................      472,602        589,990
Deferred satellite payments and accrued interest............       60,881         67,201
Deferred income taxes.......................................        2,237          2,237
Other long-term liabilities.................................      --                  47
                                                               ----------     ----------
      Total liabilities.....................................      590,087        719,788
                                                               ----------     ----------
Commitments and contingencies:
   10 1/2% Series C Convertible Preferred Stock, no par
    value: 2,025,000 shares authorized, no shares issued or
    outstanding.............................................      --             --
   9.2% Series A Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 4,300,000 shares authorized,
    1,595,707 and 1,742,512 shares issued and outstanding at
    December 31, 2000 and 2001, respectively (liquidation
    preferences of $159,571 and $174,251), at net carrying
    value including accrued dividends.......................      162,380        177,120
   9.2% Series B Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 2,100,000 shares authorized,
    715,703 and 781,548 shares issued and outstanding at
    December 31, 2000 and 2001, respectively (liquidation
    preferences of $71,570 and $78,155), at net carrying
    value including accrued dividends.......................       70,507         77,338
   9.2% Series D Junior Cumulative Convertible Preferred
    Stock, $.001 par value: 10,700,000 shares authorized,
    2,145,688 and 2,343,091 shares issued and outstanding at
    December 31, 2000 and 2001, respectively (liquidation
    preferences of $214,569 and $234,309), at net carrying
    value including accrued dividends.......................      210,125        230,710
Stockholders' equity:
   Preferred stock, $.001 par value: 50,000,000 shares
    authorized, 8,000,000 shares designated as 5% Delayed
    Convertible Preferred Stock, no shares issued or
    outstanding.............................................      --             --
   Common stock, $.001 par value: 200,000,000 shares
    authorized, 42,107,957 and 57,455,931 shares issued and
    outstanding at December 31, 2000 and 2001,
    respectively............................................           42             57
   Additional paid-in capital...............................      559,676        827,590
   Deficit accumulated during the development stage.........     (269,235)      (504,998)
                                                               ----------     ----------
      Total stockholders' equity............................      290,483        322,649
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $1,323,582     $1,527,605
                                                               ----------     ----------
                                                               ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      COMMON STOCK
                                            -----------------------------------------------------------------
                                                                   CLASS A     CLASS A    CLASS B     CLASS B
                                             SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                             ------     ------      ------     ------      ------     ------
Initial sale of no par value common stock,
 $5.00 per share,
 May 17, 1990.............................     11,080   $   55        --        $--          --       $ --
Initial issuance of common stock in
 satisfaction of amount due to related
 party, $5.00 per share...................     28,920      145        --         --          --         --
Conversion of no par value common stock to
 Class A and Class B no par value common
 stock....................................    (40,000)    (200)    2,000,000      169       360,000       31
Sale of Class B common stock, $.4165 per
 share....................................     --         --          --         --         442,000      184
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.4165 per share..................     --         --          --         --          24,000       10
Net loss..................................     --         --          --         --          --         --
                                            ---------   -------   ----------    -----    ----------   -------
Balance, December 31, 1990................     --         --       2,000,000      169       826,000      225
Sale of Class B common stock, $.50 per
 share....................................     --         --          --         --         610,000      305
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.50 per share....................     --         --          --         --         300,000      150
Net loss..................................     --         --          --         --          --         --
                                            ---------   -------   ----------    -----    ----------   -------
Balance, December 31, 1991................     --         --       2,000,000      169     1,736,000      680
Sale of Class B common stock, $.50 per
 share....................................     --         --          --         --         200,000      100
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.50 per share....................     --         --          --         --         209,580      105
Conversion of note payable to related
 party to Class B common stock, $.4165 per
 share....................................     --         --          --         --         303,440      126
Conversion of Class A and Class B common
 stock to no par value common stock.......  4,449,020    1,180    (2,000,000)    (169)   (2,449,020)  (1,011)
Sale of no par value common stock, $1.25
 per share................................  1,600,000    2,000        --         --          --         --
Conversion of no par value common stock to
 $.001 par value common stock.............     --       (3,174)       --         --          --         --
Sale of $.001 par value common stock,
 $5.00 per share..........................    315,000     --          --         --          --         --
Net loss..................................     --         --          --         --          --         --
                                            ---------   -------   ----------    -----    ----------   -------
Balance, December 31, 1992................  6,364,020        6        --         --          --         --
Sale of $.001 par value common stock,
 $5.00 per share, net of commissions......  1,029,000        1        --         --          --         --
Compensation expense in connection with
 issuance of stock options................     --         --          --         --          --         --
Common stock issued in connection with
 conversion of note payable at $5.00 per
 share....................................     60,000     --          --         --          --         --
Common stock issued in satisfaction of
 commissions payable, at $5.00 per
 share....................................      4,000     --          --         --          --         --
Net loss..................................     --         --          --         --          --         --
                                            ---------   -------   ----------    -----    ----------   -------
Balance, December 31, 1993................  7,457,020        7        --         --          --         --


                                                           DEFICIT       DEFERRED
                                                         ACCUMULATED   COMPENSATION
                                            ADDITIONAL     DURING        ON STOCK
                                             PAID-IN     DEVELOPMENT     OPTIONS
                                             CAPITAL        STAGE        GRANTED       TOTAL
                                             -------        -----        -------       -----
Initial sale of no par value common stock,
 $5.00 per share,
 May 17, 1990.............................   $ --          $--           $--          $    55
Initial issuance of common stock in
 satisfaction of amount due to related
 party, $5.00 per share...................     --           --            --              145
Conversion of no par value common stock to
 Class A and Class B no par value common
 stock....................................     --           --            --            --
Sale of Class B common stock, $.4165 per
 share....................................     --           --            --              184
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.4165 per share..................     --           --            --               10
Net loss..................................     --             (839)       --             (839)
                                             -------       -------       -------      -------
Balance, December 31, 1990................     --             (839)       --             (445)
Sale of Class B common stock, $.50 per
 share....................................     --           --            --              305
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.50 per share....................     --           --            --              150
Net loss..................................     --             (575)       --             (575)
                                             -------       -------       -------      -------
Balance, December 31, 1991................     --           (1,414)       --             (565)
Sale of Class B common stock, $.50 per
 share....................................     --           --            --              100
Issuance of Class B common stock in
 satisfaction of amount due to related
 party, $.50 per share....................     --           --            --              105
Conversion of note payable to related
 party to Class B common stock, $.4165 per
 share....................................     --           --            --              126
Conversion of Class A and Class B common
 stock to no par value common stock.......     --           --            --            --
Sale of no par value common stock, $1.25
 per share................................     --           --            --            2,000
Conversion of no par value common stock to
 $.001 par value common stock.............     3,174        --            --            --
Sale of $.001 par value common stock,
 $5.00 per share..........................     1,575        --            --            1,575
Net loss..................................     --           (1,551)       --           (1,551)
                                             -------       -------       -------      -------
Balance, December 31, 1992................     4,749        (2,965)       --            1,790
Sale of $.001 par value common stock,
 $5.00 per share, net of commissions......     4,882        --            --            4,883
Compensation expense in connection with
 issuance of stock options................        80        --            --               80
Common stock issued in connection with
 conversion of note payable at $5.00 per
 share....................................       300        --            --              300
Common stock issued in satisfaction of
 commissions payable, at $5.00 per
 share....................................        20        --            --               20
Net loss..................................     --           (6,568)       --           (6,568)
                                             -------       -------       -------      -------
Balance, December 31, 1993................    10,031        (9,533)       --              505

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

                                                                      COMMON STOCK
                                            -----------------------------------------------------------------
                                                                   CLASS A     CLASS A    CLASS B     CLASS B
                                              SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
                                              ------     ------     ------     ------      ------     ------
Sales of $.001 par value common stock,
 $5.00 per share, net of commissions......     250,000    $--         --        $--          --       $ --
Initial public offering of Units,
 consisting of two shares of $.001 par
 value common stock and one warrant,
 $10.00 per Unit, net of expenses.........   1,491,940       2        --         --          --         --
Deferred compensation on stock options
 granted..................................      --        --          --         --          --         --
Forfeiture of stock options by officer....      --        --          --         --          --         --
Compensation expense in connection with
 issuance of stock options................      --        --          --         --          --         --
Amortization of deferred compensation.....      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ----    ----------    -----    ----------   -------
Balance, December 31, 1994................   9,198,960       9        --         --          --         --
Common stock issued for services rendered,
 between $3.028 and $3.916 per share......     107,000    --          --         --          --         --
Amortization of deferred compensation.....      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ----    ----------    -----    ----------   -------
Balance, December 31, 1995................   9,305,960       9        --         --          --         --
Exercise of stock warrants at $6.00 per
 share....................................     791,931       1        --         --          --         --
Exercise of stock options by officers,
 between $1.00 and $5.00 per share........     135,000    --          --         --          --         --
Common stock issued for services rendered,
 between $5.76 and $12.26 per share.......      67,500    --          --         --          --         --
Common stock options granted for services
 rendered, to purchase 60,000 shares at
 $4.50 per share..........................      --        --          --         --          --         --
Amortization of deferred compensation.....      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ----    ----------    -----    ----------   -------
Balance, December 31, 1996................  10,300,391      10        --         --          --         --
Exercise of stock options between $1.00
 and $2.00 per share......................      43,000    --          --         --          --         --
Value of beneficial conversion feature on
 5% Delayed Convertible Preferred Stock...      --        --          --         --          --         --
Accretion of deemed dividend..............      --        --          --         --          --         --
Sale of $.001 par value common stock,
 $13.12 per share, net of expenses........   1,905,488       2        --         --          --         --
Exchange of 5% Delayed Convertible
 Preferred Stock for 10 1/2% Series C
 Convertible Preferred Stock..............      --        --          --         --          --         --
Conversion of 5% Delayed Convertible
 Preferred Stock into $.001 par value
 common stock.............................     749,812       1        --         --          --         --
Public offering of $.001 par value common
 stock at $18.00 per share, net of
 expenses.................................   3,050,000       3        --         --          --         --
Dividends on preferred stock..............      --        --          --         --          --         --
Issuance of fully vested in-the-money
 stock options............................      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ----    ----------    -----    ----------   -------
Balance, December 31, 1997................  16,048,691      16        --         --          --         --


                                                           DEFICIT       DEFERRED
                                                         ACCUMULATED   COMPENSATION
                                            ADDITIONAL     DURING        ON STOCK
                                             PAID-IN     DEVELOPMENT     OPTIONS
                                             CAPITAL        STAGE        GRANTED       TOTAL
                                             -------        -----        -------       -----
Sales of $.001 par value common stock,
 $5.00 per share, net of commissions......   $  1,159     $ --           $--          $  1,159
Initial public offering of Units,
 consisting of two shares of $.001 par
 value common stock and one warrant,
 $10.00 per Unit, net of expenses.........      4,834       --            --             4,836
Deferred compensation on stock options
 granted..................................      1,730       --            (1,730)        --
Forfeiture of stock options by officer....       (207)      --               207         --
Compensation expense in connection with
 issuance of stock options................        113       --            --               113
Amortization of deferred compensation.....     --           --               883           883
Net loss..................................     --           (4,065)       --            (4,065)
                                             --------     --------       -------      --------
Balance, December 31, 1994................     17,660      (13,598)         (640)        3,431
Common stock issued for services rendered,
 between $3.028 and $3.916 per share......        347       --            --               347
Amortization of deferred compensation.....     --           --               320           320
Net loss..................................     --           (2,107)       --            (2,107)
                                             --------     --------       -------      --------
Balance, December 31, 1995................     18,007      (15,705)         (320)        1,991
Exercise of stock warrants at $6.00 per
 share....................................      4,588       --            --             4,589
Exercise of stock options by officers,
 between $1.00 and $5.00 per share........        155       --            --               155
Common stock issued for services rendered,
 between $5.76 and $12.26 per share.......        554       --            --               554
Common stock options granted for services
 rendered, to purchase 60,000 shares at
 $4.50 per share..........................        120       --            --               120
Amortization of deferred compensation.....     --           --               320           320
Net loss..................................     --           (2,831)       --            (2,831)
                                             --------     --------       -------      --------
Balance, December 31, 1996................     23,424      (18,536)       --             4,898
Exercise of stock options between $1.00
 and $2.00 per share......................         56       --            --                56
Value of beneficial conversion feature on
 5% Delayed Convertible Preferred Stock...     51,975       --            --            51,975
Accretion of deemed dividend..............    (51,975)      --            --           (51,975)
Sale of $.001 par value common stock,
 $13.12 per share, net of expenses........     24,393       --            --            24,395
Exchange of 5% Delayed Convertible
 Preferred Stock for 10 1/2% Series C
 Convertible Preferred Stock..............    (63,450)      --            --           (63,450)
Conversion of 5% Delayed Convertible
 Preferred Stock into $.001 par value
 common stock.............................     10,280       --            --            10,281
Public offering of $.001 par value common
 stock at $18.00 per share, net of
 expenses.................................     46,424       --            --            46,427
Dividends on preferred stock..............     (2,338)      --            --            (2,338)
Issuance of fully vested in-the-money
 stock options............................        448                                      448
Net loss..................................     --           (4,737)       --            (4,737)
                                             --------     --------       -------      --------
Balance, December 31, 1997................     39,237      (23,273)       --            15,980

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

                                                                      COMMON STOCK
                                            -----------------------------------------------------------------
                                                                   CLASS A     CLASS A    CLASS B     CLASS B
                                              SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
                                              ------     ------     ------     ------      ------     ------
Sale of $.001 par value common stock,
 $20.00 per share, net of expenses........   5,000,000    $ 5     $   --        $--          --       $ --
Exercise of stock options between $2.00
 and $4.50 per share......................      44,850    --          --         --          --         --
Conversion of 10 1/2% Series C Convertible
 Preferred Stock into $.001 par value
 common stock.............................   2,107,666      2         --         --          --         --
Sale of $.001 par value common stock to
 employee benefit plan....................       3,328    --          --         --          --         --
Compensation expense in connection with
 quick vesting of stock options...........      --        --          --         --          --         --
Issuance of $.001 par value common stock
 to employee benefit plan.................       4,414    --          --         --          --         --
Value of beneficial conversion feature on
 9.2% Series A Junior Cumulative
 Convertible Preferred Stock..............      --        --          --         --          --         --
Value of option on 9.2% Series B Junior
 Cumulative Convertible Preferred Stock...      --        --          --         --          --         --
Amortization of option on 9.2% Series B
 Junior Cumulative Convertible Preferred
 Stock....................................      --        --          --         --          --         --
Accretion of deemed dividend..............      --        --          --         --          --         --
Dividends on preferred stock..............      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ---     ----------    -----    ----------   -------
Balance, December 31, 1998................  23,208,949     23         --         --          --         --
Sale of $.001 par value common stock,
 $24.75 per share, net of expenses........   3,450,000      4         --         --          --         --
Issuance of warrants in connection with
 sale of 14 1/2% Senior Secured Notes due
 2009.....................................      --        --          --         --          --         --
Exercise of stock options between $2.00
 and $24.38 per share.....................     205,002    --          --         --          --         --
Conversion of 10 1/2% Series C Convertible
 Preferred Stock, including accrued
 dividends, into $.001 par value common
 stock....................................   1,409,871      1         --         --          --         --
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................     423,221      1         --         --          --         --
Sale of $.001 par value common stock to
 employee benefit plan....................       7,516    --          --         --          --         --
Compensation in connection with the
 issuance of common stock options.........      --        --          --         --          --         --
Issuance of $.001 common stock to employee
 benefit plans............................      16,482    --          --         --          --         --
Value of premium on issuance of 9.2%
 Series B Junior Cumulative Convertible
 Preferred Stock..........................      --        --          --         --          --         --
Amortization of option on 9.2% Series B
 Junior Cumulative Convertible Preferred
 Stock....................................      --        --          --         --          --         --
Accretion of deemed dividend..............      --        --          --         --          --         --


                                                           DEFICIT       DEFERRED
                                                         ACCUMULATED   COMPENSATION
                                            ADDITIONAL     DURING        ON STOCK
                                             PAID-IN     DEVELOPMENT     OPTIONS
                                             CAPITAL        STAGE        GRANTED       TOTAL
                                             -------        -----        -------       -----
Sale of $.001 par value common stock,
 $20.00 per share, net of expenses........   $ 97,995     $ --           $--          $ 98,000
Exercise of stock options between $2.00
 and $4.50 per share......................        140       --            --               140
Conversion of 10 1/2% Series C Convertible
 Preferred Stock into $.001 par value
 common stock.............................     37,654       --            --            37,656
Sale of $.001 par value common stock to
 employee benefit plan....................         97       --            --                97
Compensation expense in connection with
 quick vesting of stock options...........        950       --            --               950
Issuance of $.001 par value common stock
 to employee benefit plan.................        117       --            --               117
Value of beneficial conversion feature on
 9.2% Series A Junior Cumulative
 Convertible Preferred Stock..............     10,884       --            --            10,884
Value of option on 9.2% Series B Junior
 Cumulative Convertible Preferred Stock...     (6,600)      --            --            (6,600)
Amortization of option on 9.2% Series B
 Junior Cumulative Convertible Preferred
 Stock....................................        181       --            --               181
Accretion of deemed dividend..............    (11,676)      --            --           (11,676)
Dividends on preferred stock..............    (19,380)      --            --           (19,380)
Net loss..................................     --          (48,396)       --           (48,396)
                                             --------     --------       -------      --------
Balance, December 31, 1998................    149,599      (71,669)       --            77,953
Sale of $.001 par value common stock,
 $24.75 per share, net of expenses........     78,133       --            --            78,137
Issuance of warrants in connection with
 sale of 14 1/2% Senior Secured Notes due
 2009.....................................     31,382       --            --            31,382
Exercise of stock options between $2.00
 and $24.38 per share.....................      1,642       --            --             1,642
Conversion of 10 1/2% Series C Convertible
 Preferred Stock, including accrued
 dividends, into $.001 par value common
 stock....................................     25,813       --            --            25,814
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................     11,488       --            --            11,489
Sale of $.001 par value common stock to
 employee benefit plan....................        200       --            --               200
Compensation in connection with the
 issuance of common stock options.........        752       --            --               752
Issuance of $.001 common stock to employee
 benefit plans............................        454       --            --               454
Value of premium on issuance of 9.2%
 Series B Junior Cumulative Convertible
 Preferred Stock..........................     (3,385)      --            --            (3,385)
Amortization of option on 9.2% Series B
 Junior Cumulative Convertible Preferred
 Stock....................................      6,419       --            --             6,419
Accretion of deemed dividend..............     (3,535)      --            --            (3,535)

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

                                                                      COMMON STOCK
                                            -----------------------------------------------------------------
                                                                   CLASS A     CLASS A    CLASS B     CLASS B
                                              SHARES     AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT
                                              ------     ------     ------     ------      ------     ------
Dividends on preferred stock..............      --        $--         --        $--          --       $ --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ---     ----------    -----    ----------   -------
Balance, December 31, 1999................  28,721,041     29         --         --          --         --
Exercise of stock options between $2.88
 and $38.88 per share.....................     623,326      1         --         --          --         --
Exercise of warrants in connection with
 the sale of 14 1/2% Senior Secured Notes
 due 2009, $26.45 per share...............      43,344    --          --         --          --         --
Exercise of warrants to purchase 10 1/2%
 Series C Convertible Preferred Stock.....      --        --          --         --          --         --
Conversion of 10 1/2% Series C Convertible
 Preferred Stock, including accrued
 dividends, into $.001 par value common
 stock....................................   8,266,488      8         --         --          --         --
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................   2,134,582      2         --         --          --         --
Sale of $.001 par value common stock,
 $43.66 per share, net of expenses........   2,290,322      2         --         --          --         --
Sale of $.001 par value common stock to
 employee benefit plan....................       8,572    --          --         --          --         --
Compensation in connection with the
 issuance of common stock options.........      --        --          --         --          --         --
Issuance of common stock to employees and
 employee benefit plans...................      20,282    --          --         --          --         --
Accretion of deemed dividend..............      --        --          --         --          --         --
Dividends on preferred stock..............      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ---     ----------    -----    ----------   -------
Balance, December 31, 2000................  42,107,957     42         --         --          --         --
Exercise of stock options between $1.00
 and $26.875 per share....................     185,221    --          --         --          --         --
Issuance of warrants in connection with
 Term Loan Facility.......................      --        --          --         --          --         --
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................   2,283,979      2         --         --          --         --
Acquisition of 15% Senior Secured Discount
 Notes due 2007...........................     948,565      1         --         --          --         --
Sale of $.001 par value common stock,
 $21.00 per share, net of expenses........  11,500,000     12         --         --          --         --
Sale of $.001 par value common stock to
 employee benefit plan....................      38,720    --          --         --          --         --
Compensation in connection with the
 issuance of common stock options.........      --        --          --         --          --         --
Issuance of common stock to employees and
 employee benefit plans...................     391,489    --          --         --          --         --
Accretion of deemed dividend..............      --        --          --         --          --         --
Dividends on preferred stock..............      --        --          --         --          --         --
Net loss..................................      --        --          --         --          --         --
                                            ----------    ---     ----------    -----    ----------   -------
Balance, December 31, 2001................  57,455,931    $57         --        $--          --       $ --
                                            ----------    ---     ----------    -----    ----------   -------
                                            ----------    ---     ----------    -----    ----------   -------

                                                           DEFICIT       DEFERRED
                                                         ACCUMULATED   COMPENSATION
                                            ADDITIONAL     DURING        ON STOCK
                                             PAID-IN     DEVELOPMENT     OPTIONS
                                             CAPITAL        STAGE        GRANTED        TOTAL
                                             -------        -----        -------        -----
Dividends on preferred stock..............   $(30,321)    $  --          $--          $ (30,321)
Net loss..................................     --           (62,822)      --            (62,822)
                                             --------     ---------      -------      ---------
Balance, December 31, 1999................    268,641      (134,491)      --            134,179
Exercise of stock options between $2.88
 and $38.88 per share.....................      7,819        --           --              7,820
Exercise of warrants in connection with
 the sale of 14 1/2% Senior Secured Notes
 due 2009, $26.45 per share...............        627        --           --                627
Exercise of warrants to purchase 10 1/2%
 Series C Convertible Preferred Stock.....     (4,443)       --           --             (4,443)
Conversion of 10 1/2% Series C Convertible
 Preferred Stock, including accrued
 dividends, into $.001 par value common
 stock....................................    164,361        --           --            164,369
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................     63,265        --           --             63,267
Sale of $.001 par value common stock,
 $43.66 per share, net of expenses........     99,958        --           --             99,960
Sale of $.001 par value common stock to
 employee benefit plan....................        343        --           --                343
Compensation in connection with the
 issuance of common stock options.........      5,234        --           --              5,234
Issuance of common stock to employees and
 employee benefit plans...................      1,942        --           --              1,942
Accretion of deemed dividend..............     (8,260)       --           --             (8,260)
Dividends on preferred stock..............    (39,811)       --           --            (39,811)
Net loss..................................     --          (134,744)      --           (134,744)
                                             --------     ---------      -------      ---------
Balance, December 31, 2000................    559,676      (269,235)      --            290,483
Exercise of stock options between $1.00
 and $26.875 per share....................        611        --           --                611
Issuance of warrants in connection with
 Term Loan Facility.......................     11,879        --           --             11,879
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009, including
 accrued interest.........................     42,676        --           --             42,678
Acquisition of 15% Senior Secured Discount
 Notes due 2007...........................      8,588        --           --              8,589
Sale of $.001 par value common stock,
 $21.00 per share, net of expenses........    229,288        --           --            229,300
Sale of $.001 par value common stock to
 employee benefit plan....................        334        --           --                334
Compensation in connection with the
 issuance of common stock options.........     11,395        --           --             11,395
Issuance of common stock to employees and
 employee benefit plans...................      5,299        --           --              5,299
Accretion of deemed dividend..............       (680)       --           --               (680)
Dividends on preferred stock..............    (41,476)       --           --            (41,476)
Net loss..................................                 (235,763)      --           (235,763)
                                             --------     ---------      -------      ---------
Balance, December 31, 2001................   $827,590     $(504,998)     $--          $ 322,649
                                             --------     ---------      -------      ---------
                                             --------     ---------      -------      ---------

      The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   CUMULATIVE FOR THE
                                                                                   PERIOD MAY 17, 1990
                                               FOR THE YEARS ENDED DECEMBER 31,    (DATE OF INCEPTION)
                                               ---------------------------------     TO DECEMBER 31,
                                                 1999        2000        2001             2001
                                               ---------   ---------   ---------   -------------------
Cash flows from development stage activities:
   Net loss..................................  $ (62,822)  $(134,744)  $(235,763)      $  (504,998)
   Adjustments to reconcile net loss to net
    cash provided by (used in) development
    stage activities:
      Depreciation expense...................        861       2,352       8,997            12,513
      Change in unrealized gain or loss on
        marketable securities................     (3,396)      1,606      (1,111)           (3,387)
      Loss on disposal of assets.............         10         249      --                   364
      Special charges........................     --          --          --                25,557
      Accretion of note payable charged as
        interest expense.....................     56,199      76,739      94,289           255,093
      Compensation expense in connection with
        issuance of common stock and stock
        options..............................      1,206       7,176      14,044            25,762
      Expense incurred in connection with
        conversion of debt...................      1,776      12,655       8,259            22,690
      Extraordinary gain on early
        extinguishment of debt...............     --          --          (5,313)           (5,313)
   Increase (decrease) in cash and cash
    equivalents resulting from changes in
    assets and liabilities:
      Prepaid expense and other..............       (575)    (12,547)        985           (12,303)
      Other assets...........................     (3,457)      1,065      11,020             6,029
      Accounts payable and accrued
        expenses.............................      4,019     (23,025)    (44,233)          (57,687)
      Due to related party...................     --          --          --                   351
      Deferred income taxes..................     --          --          --                 2,237
                                               ---------   ---------   ---------       -----------
         Net cash used in development stage
           activities........................     (6,179)    (68,474)   (148,826)         (233,092)
                                               ---------   ---------   ---------       -----------
Cash flows from investing activities:
   Sales (purchases) of marketable securities
    and restricted investments, net..........   (266,422)    212,380    (154,443)         (323,432)
   Purchases of property and equipment.......   (309,059)   (398,442)    (81,345)       (1,055,347)
   Payments for FCC license..................     --          --            (286)          (83,654)
   Acquisition of Sky-Highway Radio Corp.....     --          --          --                (2,000)
                                               ---------   ---------   ---------       -----------
         Net cash used in investing
           activities........................   (575,481)   (186,062)   (236,074)       (1,464,433)
                                               ---------   ---------   ---------       -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
    net......................................    180,399       1,883     145,000           398,145
   Proceeds from issuance of common stock,
    net......................................     78,337     100,301     229,635           591,716
   Proceeds from issuance of preferred stock,
    net......................................     62,900     192,450      --               505,418
   Proceeds from exercise of stock options
    and warrants.............................      1,643       8,447         610            15,640
   Principal payments under capital lease
    obligations..............................     --          --             (16)              (16)
   Proceeds from issuance of promissory note
    and units, net...........................    190,000      --          --               306,535
   Proceeds from issuance of promissory notes
    to related parties.......................     --          --          --                 2,965
   Repayment of promissory notes.............     --          --          --                (2,635)
   Repayment of long-term debt...............     --        (115,957)     --              (115,957)
   Loan from officer.........................     --          --          --                   440
                                               ---------   ---------   ---------       -----------
         Net cash provided by financing
           activities........................    513,279     187,124     375,229         1,702,251
                                               ---------   ---------   ---------       -----------
Net increase (decrease) in cash and cash
 equivalents.................................    (68,381)    (67,412)     (9,671)            4,726
Cash and cash equivalents at the beginning of
 period......................................    150,190      81,809      14,397         --
                                               ---------   ---------   ---------       -----------
Cash and cash equivalents at the end of
 period......................................  $  81,809   $  14,397   $   4,726       $     4,726
                                               ---------   ---------   ---------       -----------
                                               ---------   ---------   ---------       -----------
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest.................................  $  22,825   $  38,405   $  47,160       $   110,856
   Cash paid during the period for income
    taxes....................................  $  --       $  --       $  --           $        58
Supplemental disclosure of non-cash investing
 and financing activities:
   Capitalized interest......................  $  56,567   $  63,728   $  19,270       $   155,808
   Deferred satellite payments, including
    accrued interest.........................  $  23,816   $   5,741   $   6,320       $    67,201
   Exchange of 8 3/4% Convertible
    Subordinated Notes due 2009 and accrued
    interest for common stock................  $  11,489   $  63,267   $  42,678       $   117,434
   Exchange of 15% Senior Secured Discount
    Notes due 2007...........................  $  --       $  --       $   8,589       $     8,589
   Exchange of 10 1/2% Series C Convertible
    Preferred Stock and accrued dividends for
    common stock.............................  $  25,814   $ 164,369   $  --           $   227,839
   Exchange of 5% Delayed Convertible
    Preferred Stock for
    10 1/2% Series C Convertible Preferred
    Stock....................................  $  --       $  --       $  --           $   173,687
   Common stock issued in satisfaction of
    notes payable and amounts due to related
    parties..................................  $  --       $  --       $  --           $     1,407

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. BUSINESS

    Sirius Satellite Radio Inc., a Delaware corporation, has developed a service for broadcasting digital quality music programming via satellites to subscribers' vehicles. From our three orbiting satellites, we directly broadcast 100 channels of digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, talk, comedy and children's programming. Our broad and deep range of almost every music format as well as our news, sports and entertainment programming is not available on conventional radio in any market in the United States.

    We launched our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We plan to offer our service in additional markets during the second and third quarters of 2002 and plan to offer our service on a national basis during the third quarter of 2002. Our primary source of revenue is subscription fees. In addition, we derive revenues from selling limited advertising on our non-music channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary. Intercompany transactions are eliminated in consolidation. As of December 31, 2001, we had not yet recognized any revenues; accordingly, our financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ('SFAS') No. 7, 'Accounting and Reporting by Development Stage Enterprises.'

  RISKS AND UNCERTAINTIES

    Our future operations are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets for satellite products and services. Among the key factors that have a direct bearing on our results of operations are our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios; the potential delay in implementing our business plan; the unproven market for our service; our competitive position; and our need for additional financing.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

  MARKETABLE SECURITIES

    Marketable securities are classified as trading securities and are stated at market value. Marketable securities consist of obligations of U.S. government agencies and commercial paper issued by major U.S. corporations with high credit ratings. We recognized unrealized holding gains on marketable securities of $3,882, $2,276 and $3,387 for the years ended December 31, 1999, 2000 and 2001, respectively, and $3,387 for the period May 17, 1990 (date of inception) to December 31, 2001. The carrying amount of marketable securities approximates fair value because of the short maturity of these investments.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  RESTRICTED INVESTMENTS

    Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest. Included in restricted investments are U.S. Treasury Notes of $41,510 and $14,209 as of December 31, 2000 and 2001, respectively, which are restricted to provide for interest payments through May 15, 2002 on our 14 1/2% Senior Secured Notes due 2009. Also included in restricted investments are certificates of deposit of $7,291 and $7,789 as of December 31, 2000 and 2001, respectively, which are pledged to secure our reimbursement obligations under letters of credit required by lessors and other creditors. The U.S. Treasury Notes are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. The book value and fair value of these held-to-maturity securities at December 31, 2000 and 2001 were:

                                        DECEMBER 31, 2000                       DECEMBER 31, 2001
                              -------------------------------------   -------------------------------------
                                           UNREALIZED                              UNREALIZED
                              BOOK VALUE   GAIN/(LOSS)   FAIR VALUE   BOOK VALUE   GAIN/(LOSS)   FAIR VALUE
                              ----------   -----------   ----------   ----------   -----------   ----------
Held-to-maturity
  securities................   $41,510        $(16)       $41,494      $14,209        $196        $14,405

  PROPERTY AND EQUIPMENT

    All costs incurred related to activities necessary to prepare our satellite radio system for use were capitalized. Such costs consist of satellite construction and launch, broadcast studio equipment, terrestrial repeater equipment and capitalized interest. Depreciation of property and equipment is calculated using the straight-line method over the following estimated useful lives:

Leasehold improvements......................................    15 years
Satellites..................................................    15 years
Broadcast studio equipment..................................   3-8 years
Terrestrial repeater equipment..............................  5-15 years
Satellite telemetry, tracking and control...................  3-15 years
Customer care, billing and conditional access...............   3-7 years
Furniture, fixtures and equipment...........................   3-7 years

    We review our long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future net cash flows related to the asset. For those assets which are to be disposed of, the asset would be impaired to the extent the fair value does not exceed the book value. We consider relevant cash flow, estimated future operating results, trends and other available information in assessing whether the carrying value of assets are recoverable. No material impairment losses have been recognized to date.

  FCC LICENSE

    Our FCC license is recorded at cost. As of December 31, 2001, we had not amortized any costs relating to our FCC license.

    Effective January 1, 2002, we will be required to adopt SFAS No. 142, 'Goodwill and Other Intangible Assets,' which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have estimable useful lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of SFAS No. 142. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 142 will have on our financial position and results of operations.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  DEBT ISSUANCE COSTS

    Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective notes.

  FAIR VALUE OF DEBT, DEFERRED SATELLITE PAYMENTS AND PREFERRED STOCK

    We determined the estimated fair values of our debt, deferred satellite payments and preferred stock using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of our debt, deferred satellite payments or preferred stock.

    We estimate fair value using the following methods and assumptions:
(1) quoted market prices are used to estimate the fair market value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009; (2) a discounted cash flow analysis is used to estimate the fair market values of our term loan facility and deferred satellite payments; (3) the fair value of our preferred stock is estimated using the market price of our common stock on December 31, 2001, on an as-converted basis.

    The following table summarizes the book and fair values of our debt, deferred satellite payments and preferred stock at December 31, 2000 and 2001:

                                                   DECEMBER 31, 2000        DECEMBER 31, 2001
                                                ----------------------   ------------------------
                                                BOOK VALUE  FAIR VALUE   BOOK VALUE    FAIR VALUE
                                                ----------  ----------   ----------    ----------
15% Senior Secured Discount Notes due 2007...    218,405      135,103      242,286      123,389
14 1/2% Senior Secured Notes due 2009........    173,361      140,000      176,346      116,000
8 3/4% Convertible Subordinated Notes due
  2009.......................................     80,836       98,717       45,936       26,643
Term loan facility...........................     --           --          140,422       97,970
Deferred satellite payments..................     60,881       40,942       67,201       44,914
9.2% Series A Junior Cumulative Convertible
  Preferred Stock............................    162,380      159,238      177,120       67,551
9.2% Series B Junior Cumulative Convertible
  Preferred Stock............................     70,507       71,421       77,338       30,298
9.2% Series D Junior Cumulative Convertible
  Preferred Stock............................    210,125      188,931      230,710       80,147

  INCOME TAXES

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of income tax payable for the period and the change during the period in deferred tax assets and liabilities.

  PREFERRED STOCK

    We record preferred stock on the date of issuance by allocating, when appropriate, a portion of the proceeds that represents a beneficial conversion feature to additional paid-in capital. The beneficial conversion feature is amortized using the effective interest method and is recognized as a deemed dividend over the shortest period of conversion. The carrying value of the stock accretes to its

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

liquidation value over the mandatory redemption period. The periodic accretion increases the net loss applicable to common stockholders.

  NET LOSS PER SHARE

    Basic loss per share is based on the weighted average number of outstanding shares of our common stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. As of December 31, 1999, 2000 and 2001, approximately 21,127,000, 28,458,000 and 18,872,000 common stock equivalents were outstanding, respectively, and were excluded from the calculation of diluted loss per share as they were antidilutive.

  ENGINEERING DESIGN AND DEVELOPMENT COSTS

    Engineering design and development costs are expensed as incurred.

  STOCK OPTIONS

    We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ('APB No. 25'), 'Accounting for Stock Issued to Employees.' Under APB No. 25, we do not recognize compensation expense related to employee stock options granted at a price equal to the market value of our common stock on the date of grant. As prescribed by APB No. 25, we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees as the excess of the market value of our common stock on the date of grant over the amount which must be paid to acquire our common stock. We record these compensation costs over the vesting period of the stock-based award.

    SFAS No. 123, 'Accounting for Stock-Based Compensation,' which prescribes the recognition of compensation expense based on the fair value of options on the date of grant, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value application (See
Note 7 'Employee Benefit Plans,' for pro forma disclosures required by SFAS
No. 123 plus additional information related to employee stock options). We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123.

    In April 2001, the Compensation Committee of our Board of Directors amended the exercise price of approximately 3,982,000 employee stock options. In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' repriced stock options are subject to variable accounting, which requires a compensation charge or benefit to be recorded each period based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire. We recognized a non-cash compensation charge of $9,929 for the year ended December 31, 2001 in connection with these repriced stock options. As of December 31, 2001, approximately 3,671,000 of the repriced stock options were outstanding. We expect to record non-cash stock compensation charges or benefits based on the market value of our common stock at the end of future reporting periods.

  INTEREST COST

    We capitalize a portion of our interest on funds borrowed to finance our construction in process. The following is a summary of our interest cost charged to expense and interest cost capitalized for the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

years ended December 31, 1999, 2000 and 2001 and for the period May 17, 1990 (date of inception) to December 31, 2001:

                                                                            CUMULATIVE FOR
                                                                              THE PERIOD
                                               FOR THE YEARS ENDED           MAY 17, 1990
                                                   DECEMBER 31,           (DATE OF INCEPTION)
                                           ----------------------------     TO DECEMBER 31,
                                            1999      2000       2001            2001
                                            ----      ----       ----            ----
Interest cost charged to expense.........  $16,806   $33,595   $ 89,686        $156,471
Interest cost capitalized................   56,567    63,728     19,270         155,808
                                           -------   -------   --------        --------
    Total interest cost incurred.........  $73,373   $97,323   $108,956        $312,279
                                           -------   -------   --------        --------
                                           -------   -------   --------        --------

Interest cost incurred for the years ended December 31, 1999, 2000 and 2001 and for the period May 17, 1990 (date of inception) to December 31, 2001, includes non-cash costs associated with the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009 of $1,776, $12,655, $8,259 and $22,690,
respectively.

  GAIN ON EARLY EXTINGUISHMENT OF DEBT

    During 2001, we acquired $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 in exchange for shares of our common stock. In connection with these transactions, we recorded an extraordinary gain of $5,313, or $0.10 per share.

  COMPREHENSIVE INCOME

    SFAS No. 130, 'Reporting Comprehensive Income,' establishes a standard for reporting and displaying comprehensive income and its components within financial statements. We have evaluated the provisions of SFAS No. 130 and have determined that no transactions have taken place during the years ended December 31, 1999, 2000 and 2001 that would be considered other comprehensive income.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, 'Business Combinations,' which we adopted on July 1, 2001. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of SFAS No. 141 has not had a material impact on our financial position or results of operations.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have estimable useful lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to apply all other provisions of SFAS No. 142. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 142 will have on our financial position and results of operations.

    In July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial position or results of operations.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                                 ----         ----
Sirius-1....................................................  $  258,379   $  258,379
Sirius-2....................................................     269,454      269,454
Sirius-3....................................................     273,373      273,373
Leasehold improvements......................................      20,257       24,767
Broadcast studio equipment..................................      18,854       21,356
Satellite telemetry, tracking and control...................      15,484       16,269
Customer care, billing and conditional access...............      10,616       20,502
Furniture, fixtures and equipment...........................       9,747       13,710
Construction in process.....................................     140,406      197,207
                                                              ----------   ----------
    Total property and equipment............................   1,016,570    1,095,017
Accumulated depreciation....................................      (3,105)     (12,102)
                                                              ----------   ----------
    Property and equipment, net.............................  $1,013,465   $1,082,915
                                                              ----------   ----------
                                                              ----------   ----------

    Construction in process consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                                ----       ----
Construction of satellite, Sirius-4.........................  $115,141   $128,720
Construction of terrestrial repeater network................    25,265     68,487
                                                              --------   --------
    Construction in process.................................  $140,406   $197,207
                                                              --------   --------
                                                              --------   --------

    Our satellites were successfully launched on June 30, 2000, September 5, 2000 and November 30, 2000. We received title to our satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite is expected to be

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

delivered to ground storage in the second quarter of 2002. Our three-satellite constellation and terrestrial repeater network will be placed into service on February 14, 2002.

4. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                       DECEMBER 31,
                                                                    -------------------
                                                     MATURITY DATE    2000       2001
                                                     -------------    ----       ----
15% Senior Secured Discount Notes due 2007.........    12/01/07     $218,405   $242,286
14 1/2% Senior Secured Notes due 2009..............     5/15/09      173,361    176,346
8 3/4% Convertible Subordinated Notes due 2009.....     9/29/09       80,836     45,936
Term Loan Facility (current stated interest of
  8.54% at December 31, 2001)......................     Various        --       140,422
                                                                    --------   --------
    Total debt.....................................                  472,602    604,990
        Less current portion.......................                    --       (15,000)
                                                                    --------   --------
    Total long-term debt...........................                 $472,602   $589,990
                                                                    --------   --------
                                                                    --------   --------

  15% SENIOR SECURED DISCOUNT NOTES DUE 2007

    In November 1997, we received net proceeds of $116,000 from the issuance of 12,910 units consisting of $20 principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and a warrant to purchase additional 15% Senior Secured Discount Notes due 2007 with an aggregate principal amount at maturity of $3. Our 15% Senior Secured Discount Notes due 2007 will accrete to a principal amount at maturity of $280,430 on December 1, 2002. Cash interest will be payable semi-annually on each June 1 and December 1, beginning on June 1, 2003. For the years ended December 31, 1999, 2000 and 2001 and during the period May 17, 1990 (date of inception) to December 31, 2001, we accreted interest of $31,625, $33,893, $38,067 and $131,447, respectively, related to the discount on our 15% Senior Secured Discount Notes due 2007 and the warrants issued in conjunction with our 15% Senior Secured Discount Notes due 2007. Our 15% Senior Secured Discount Notes due 2007 are redeemable, at our option, in whole or in part, at any time on or after December 1, 2002, at specified redemption prices plus accrued interest, if any, to the date of redemption. Our 15% Senior Secured Discount Notes due 2007 are senior obligations and are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and a lien on our rights to our fourth, spare satellite. The indenture governing our 15% Senior Secured Discount Notes due 2007 contains limitations on our ability to incur additional indebtedness.

    During 2001, we acquired $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 in exchange for shares of our common stock.

  14 1/2% SENIOR SECURED NOTES DUE 2009

    In May 1999, we received net proceeds of approximately $190,000 from the issuance of 200,000 units, each consisting of $1 principal amount of our 14 1/2% Senior Secured Notes due 2009 and three warrants, each to purchase 3.65 shares of our common stock. The warrants are exercisable through May 15, 2009 at an exercise price of $28.60 per share. For the years ended December 31, 1999, 2000 and 2001 and for the period May 17, 1990 (date of inception) to December 31, 2001, we accreted interest of $1,810, $2,934, $2,985 and $7,728, respectively, related to the warrants issued in conjunction with our 14 1/2% Senior Secured Notes due 2009. Cash interest is payable semi-annually on each May 15 and November 15 on our 14 1/2% Senior Secured Notes due 2009. We invested $79,300 of the net proceeds of

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

our 14 1/2% Senior Secured Notes due 2009 in a portfolio of U.S. government securities, which we pledged as security for the payment in full of interest on our 14 1/2% Senior Secured Notes due 2009 through May 15, 2002. Our 14 1/2% Senior Secured Notes due 2009 are redeemable, at our option, in whole or in part, at any time on or after May 15, 2004 at a specified redemption price plus accrued interest, if any, to the date of redemption. Our 14 1/2% Senior Secured Notes due 2009 are senior secured obligations and are secured by a pledge of the stock of Satellite CD Radio, Inc. and a lien on our rights to our fourth, spare satellite. The indenture governing our 14 1/2% Senior Secured Notes due 2009 contains limitations on our ability to incur additional indebtedness.

    As required by the terms of the warrants issued in conjunction with our 14 1/2% Senior Secured Notes due 2009, we may adjust the number of shares for which each warrant may be exercised and the exercise price per share for issuances of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2001, the warrants may be exercised to purchase
4.189 shares of our common stock at an exercise price of $24.92 per share.

  8 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2009

    In September 1999, we issued $125,000 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in an underwritten public offering resulting in net proceeds of $119,000. In October 1999, we issued an additional $18,750 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 to satisfy the underwriters' over-allotment option, resulting in net proceeds of $18,000. Our 8 3/4% Convertible Subordinated Notes due 2009 are convertible, at the option of the holder, unless previously redeemed, into shares of our common stock at any time at a conversion rate of
35.134 shares of common stock per $1 principal amount, subject to certain adjustments. We may redeem our 8 3/4% Convertible Subordinated Notes due 2009, in whole or in part, at our option on or after September 29, 2002, contingent upon certain circumstances. Cash interest is payable semi-annually on each March 29 and September 29 on our 8 3/4% Convertible Subordinated Notes due 2009.

    During the years ended December 31, 1999, 2000 and 2001 and during the period May 17, 1990 (date of inception) to December 31, 2001, we acquired $10,000, $52,914, $34,900 and $97,814 in principal amount of our 8 3/4%
Convertible Subordinated Notes due 2009, respectively, in exchange for shares of our common stock.

  TERM LOAN FACILITY

    On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ('LCPI') and Lehman Brothers Inc. On March 7, 2001, we borrowed $150,000 from LCPI under this agreement. The term loan bears interest at an annual rate equal to the eurodollar rate plus 5% or a base rate, typically the prime rate, plus 4%. The term loan is secured by the stock of Satellite CD Radio, Inc. and a lien on our rights to our fourth, spare satellite. On
March 26, 2002, we entered into an amendment to this term loan agreement adjusting the financial covenants, accelerating the amortization schedule of the term loan and reducing the exercise price of the warrants to $15.00 per share.

    As amended, the term loan matures in installments, commencing on June 30, 2002, in the amounts described below:

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)


                        INSTALLMENT                           AMOUNT
                        -----------                           ------
June 30, 2002...............................................  $ 7,500
September 30, 2002..........................................    7,500
December 31, 2002...........................................    7,500
March 31, 2003..............................................    7,500
June 30, 2003...............................................   11,500
March 31, 2004..............................................    3,375
June 30, 2004...............................................    3,375
September 30, 2004..........................................    3,375
December 31, 2004 ..........................................    3,375
March 31, 2005..............................................   23,750
June 30, 2005...............................................   23,750
September 30, 2005..........................................   23,750
December 31, 2005 ..........................................   23,750

    At our option, we may defer each of the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days.

    We may prepay the term loan, in whole or in part, at any time or from time to time. Prepayment prior to March 7, 2004 must be accompanied by a specified prepayment premium. We must prepay the term loan:

     with the net proceeds of certain incurrences of indebtedness;

     with the proceeds of asset sales, subject to certain exceptions; and

     commencing with the fiscal year ending December 31, 2002, with excess cash.

    The term loan contains financial and operating covenants which, among others covenants, include requirements that we:

     achieve at least $2,300 in revenues from subscribers for the quarter ending March 31, 2003, and achieve increasing revenues from subscribers each quarter thereafter through the maturity of the term loan on December 31, 2005;

     achieve a minimum negative cash flow, before subscriber acquisition costs, of $65,000 for the quarter ending March 31, 2003, and have improving cash flow, before subscriber acquisition costs, each quarter thereafter through the maturity of the term loan;

     achieve a minimum negative cash flow, before subscriber acquisition costs and adjusted to give effect to subscribers who cancel or fail to renew their subscriptions, of $58,400 for the quarter ending September 30, 2003, and have improving adjusted cash flow, each quarter thereafter through the maturity of the term loan; and

     not permit our capital expenditures, other than the costs of constructing, launching and insuring replacement satellites and installing terrestial repreaters, to exceed $100,000 during the period from June 1, 2001 through the period in which the term loan is outstanding.

    In connection with the term loan, we granted LCPI 2,100,000 warrants, each to purchase one share of our common stock. For the year ended December 31, 2001, we recognized interest expense of $2,301 related to the accretion of these warrants.

 5. DEFERRED SATELLITE PAYMENTS

    Under an amended and restated contract (the 'Loral Satellite Contract') with Space Systems/Loral, Inc. ('Loral'), Loral has deferred certain amounts due under the Loral Satellite Contract.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

The amounts deferred bear interest at 10% per year and were originally due in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the date set forth in the Loral Satellite Contract. Our fourth, spare satellite is expected to be delivered to ground storage in the second quarter of 2002 and was originally expected to be delivered to ground storage in October 2000. As a result of Loral's delay in delivering this satellite, we do not expect to make any required payments with respect to these deferred amounts until September 2003, at the earliest. We do, however, have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for these deferred payments, we granted Loral a security interest in our terrestrial repeater network.

6. CAPITAL STOCK

  COMMON STOCK, PAR VALUE $.001 PER SHARE

    On September 29, 1994, we completed our initial public offering by issuing 1,491,940 shares of our common stock for net proceeds of $4,800. On August 5, 1997, we sold 1,905,488 shares of our common stock to Loral Space & Communications Ltd. for net proceeds of approximately $24,400. In November 1997, we issued 2,800,000 shares of our common stock for net proceeds of $42,200 in a public offering. In December 1997, we issued an additional 250,000 shares of our common stock, in connection with the partial exercise of the option granted to the underwriters of our November 1997 public offering solely to cover over-allotments, for net proceeds of $4,200. In November 1998, we issued 5,000,000 shares of our common stock to Prime 66 Partners, L.P. for net proceeds of $98,000. In September 1999, we issued 3,000,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $68,000. In October 1999, we issued an additional 450,000 shares of our common stock, in connection with the exercise of the option granted to the underwriters of our September 1999 public offering solely to cover over-allotments, for net proceeds of approximately $10,000. In February 2000, we sold 2,290,322 shares of our common stock to DaimlerChrysler Corporation for an aggregate purchase price of approximately $100,000. In February 2001, we sold 11,500,000 shares of our common stock in a public offering for net proceeds of approximately $229,300.

    As of December 31, 2001, approximately 44,000,000 shares of our common stock were reserved for issuance in connection with outstanding shares of convertible preferred stock, convertible debt, warrants and incentive stock plans.

  PREFERRED STOCK

    In April 1997, we completed a private placement of our 5% Delayed Convertible Preferred Stock. We sold a total of 5,400,000 shares of our 5% Delayed Convertible Preferred Stock for an aggregate sales price of $135,000. The 5% Delayed Convertible Preferred Stock was immediately convertible at a discount to the fair market value of our common stock and, accordingly, we recorded approximately $52,000 as a deemed dividend in determining net loss attributable to common stockholders.

    In November 1997, we exchanged 1,846,799 shares of our 10 1/2% Series C Convertible Preferred Stock for all outstanding shares of our 5% Delayed Convertible Preferred Stock. On March 3, 2000, we notified the holders of our 10 1/2% Series C Convertible Preferred Stock and the holders of all outstanding warrants to purchase our 10 1/2% Series C Convertible Preferred Stock that we would redeem these securities. As of April 12, 2000, all of the outstanding shares of our 10 1/2% Series C Convertible Preferred Stock had been converted into shares of our common stock.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)


    On December 23, 1998, we sold Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the 'Apollo Investors'), 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $135,000. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference (the 'Series A Liquidation Preference') by a conversion price of $30.00. This conversion price is subject to adjustment for certain corporate events. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock are payable annually on each November 15 with cash or additional shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, at our option. On November 15, 1999, 2000 and 2001, we issued 111,270, 134,437 and 146,805 shares of our 9.2%
Series A Junior Cumulative Preferred Stock, respectively, as payment of accrued dividends. From and after November 15, 2001 and prior to November 15, 2003, we may redeem our 9.2% Series A Junior Cumulative Convertible Preferred Stock at the Series A Liquidation Preference, plus any unpaid dividends, provided the price of our common stock is at least $60.00 per share for a period of twenty consecutive trading days. From and after November 15, 2003, our right to redeem our 9.2% Series A Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at a price equal to the Series A Liquidation Preference plus any unpaid dividends on November 15, 2011. On the date of issuance, the 9.2%
Series A Junior Cumulative Convertible Preferred Stock was immediately convertible at a discount to the then fair market value of our common stock and, accordingly, we recorded approximately $11,000 as a deemed dividend in net loss applicable to common stockholders. At December 31, 2001, accrued dividends payable on our 9.2% Series A Junior Cumulative Convertible Preferred Stock was $2,020.

    On December 23, 1998, the Apollo Investors also granted to us an option to sell to the Apollo Investors 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $65,000. We recorded the value of our 9.2% Series B Junior Cumulative Convertible Preferred Stock at fair value and recorded approximately $3,101 of deemed dividends related primarily to the amortization of the value of the option during 1999. We exercised the option to sell our 9.2% Series B Junior Cumulative Convertible Preferred Stock to the Apollo Investors on December 23, 1999. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock are similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock. On November 15, 1999, 2000 and 2001, we issued 5,406, 60,297 and 65,845 shares of our 9.2% Series B Junior Cumulative Preferred Stock, respectively, as payment for accrued dividends. At
December 31, 2001, accrued dividends payable on our 9.2% Series B Junior Cumulative Convertible Preferred Stock was $906.

    On January 31, 2000, we sold affiliates of The Blackstone Group, L.P. ('Blackstone'), 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $200,000. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference (the 'Series D Liquidation Preference') by a conversion price of $34.00. This conversion price is subject to adjustment for certain corporate events. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock are payable annually with cash or additional shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, at our option. On November 15, 2000 and 2001, we issued 145,688 and 197,403 shares of our 9.2% Series D Junior Cumulative Preferred Stock as payment for accrued dividends, respectively. From and after December 23, 2002 and prior to December 23, 2004, we may redeem our 9.2% Series D Junior Cumulative Convertible Preferred Stock at the Series D Liquidation Preference, plus any unpaid dividends, provided the price of our common stock is at least $68.00 per share for a period of twenty

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

consecutive trading days. From and after December 23, 2004, our right to redeem our 9.2% Series D Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock at a price equal to the Series D Liquidation Preference plus any unpaid dividends on November 15, 2011. At December 31, 2001, accrued dividends payable on our 9.2% Series D Junior Cumulative Convertible Preferred Stock was $2,658.

  WARRANTS

    We granted to an investor warrants to purchase 1,800,000 shares of our common stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, we may redeem all of these warrants, provided that the price of our common stock is at least $75.00 per share during a specified period.

    In connection with the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999, we issued 600,000 warrants, each to purchase 3.65 shares of our common stock at an exercise price of $28.60 per share. As required by the terms of these warrants, we may adjust the number of shares for which each warrant may be exercised and the exercise price per share for issuances of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2001, the warrants may be exercised to purchase 4.189 shares of our common stock at an exercise of price $24.92 per share. As of December 31, 2001, 578,990 of these warrants were outstanding.

    As part of our agreement with Ford Motor Company ('Ford') on June 11, 1999, we issued Ford 4,000,000 warrants, each to purchase one share of our common stock at an exercise price of $30.00 per share. These warrants are exercisable based upon the number of new Ford vehicles equipped to receive our broadcasts Ford manufactures, and are fully exercisable after 4,000,000 new Ford vehicles equipped to receive our broadcasts are manufactured. As of December 31, 2001, we have not recorded any expense related to these warrants. We expect to record non-cash expenses related to these warrants in the future, based on the number of vehicles equipped to receive our service that Ford manufactures.

    As part of our agreement with DaimlerChrysler on January 28, 2000, we issued DaimlerChrysler 4,000,000 warrants, each to purchase one share of our common stock at an exercise price of $60.00 per share. These warrants are exercisable based upon the number of new DaimlerChrysler vehicles equipped to receive our broadcasts DaimlerChrysler manufactures, and are fully exercisable after 4,000,000 new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured. As of December 31, 2001, we have not recorded any expense related to these warrants. We expect to record non-cash expenses related to these warrants in the future, based upon the number of vehicles equipped to receive our service that DaimlerChrysler manufactures.

    In connection with the Lehman Term Loan Facility, we granted LCPI 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share. On March 26, 2002, we amended our Term Loan Facility and reduced the exercise price of these warrants to $15.00 per share.

7. EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLANS

    In February 1994, we adopted our 1994 Stock Option Plan (the '1994 Plan') and our 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). In June 1999, we adopted our 1999 Long-Term Stock Incentive Plan (the '1999 Plan'). Generally, options granted under the plans vest over a three or four-year period and are exercisable for ten years from the date of grant.
As of December 31, 2001, the aggregate number of shares of common stock available for issuance and the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

common stock available for grant pursuant to our stock option plans were 15,394,000 and 2,804,000, respectively.

    The following table summarizes the option activity under all stock option plans for the years ended December 31, 1999, 2000 and 2001:

                                          1999                   2000                   2001
                                  --------------------   --------------------   ---------------------
                                              WEIGHTED               WEIGHTED                WEIGHTED
                                              AVERAGE                AVERAGE                 AVERAGE
                                   OPTION     EXERCISE    OPTION     EXERCISE     OPTION     EXERCISE
                                   SHARES      PRICE      SHARES      PRICE       SHARES      PRICE
                                   ------      -----      ------      -----       ------      -----
Outstanding at beginning of
  year..........................  2,453,525    $12.87    6,497,773    $24.56     7,509,975    $29.12
Granted.........................  4,569,250    $29.88    2,125,178    $38.41     4,233,200    $ 9.23
Exercised.......................   (205,002)   $ 8.02     (615,576)   $12.55      (185,221)   $ 3.30
Cancelled.......................   (320,000)   $21.38     (497,400)   $30.06      (440,990)   $17.35
Cancelled under repricing.......     --        $--          --        $--       (3,981,979)   $32.24
Issued under repricing..........     --        $--          --        $--        3,981,979    $ 7.50
                                  ---------              ---------              ----------
Outstanding at end of year......  6,497,773    $24.56    7,509,975    $29.12    11,116,964    $13.58
                                  ---------              ---------              ----------
                                  ---------              ---------              ----------

    Exercise prices for stock options outstanding as of December 31, 2001 ranged from $2.29 to $57.00. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2001:

RANGE OF EXERCISE                                        WEIGHTED AVERAGE       WEIGHTED AVERAGE REMAINING
PRICE PER SHARE                SHARES UNDER OPTION   EXERCISE PRICE PER SHARE   CONTRACTUAL LIFE IN YEARS
---------------                -------------------   ------------------------   -------------------------
OUTSTANDING:
Under $5.00..................         489,200                 $ 3.79                        9.5
$5.00 - $14.99...............       7,990,764                 $ 8.24                        8.1
$15.00 - $24.99..............        --                    -- $                              --
$25.00 - $34.99..............       2,526,000                 $31.01                        7.3
Over $35.00..................         111,000                 $44.84                        8.5
EXERCISABLE:
Under $5.00..................          40,000                 $ 4.53
$5.00 - $14.99...............       4,952,116                 $ 8.65
$15.00 - $24.99..............        --                    -- $
$25.00 - $34.99..............       2,511,800                 $31.03
Over $35.00..................          41,750                 $45.03

    We have adopted the disclosure-only provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' in recognizing compensation expense attributable to stock-based awards. If we had elected to recognize compensation cost for the stock option grants in accordance with SFAS No. 123, our net loss and net loss per share (basic and diluted) on a pro forma basis would have been:

                                                                1999        2000        2001
                                                                ----        ----        ----
Net loss applicable to common stockholders -- as reported...  $ (96,981)  $(183,715)  $(277,919)
Net loss applicable to common stockholders -- pro forma.....  $(133,746)  $(219,608)  $(304,541)
Net loss per share applicable to common stockholders -- as
  reported..................................................  $   (3.96)  $   (4.72)  $   (5.30)
Net loss per share applicable to common stockholders -- pro
  forma.....................................................  $   (5.47)  $   (5.65)  $   (5.81)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The pro forma expense related to stock options is recognized over the vesting period. The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                              1999    2000    2001
                                                              ----    ----    ----
Risk-free interest rate.....................................  6.70%   4.89%   4.05%
Expected life of options -- years...........................   4.38    4.38    4.48
Expected stock price volatility.............................    70%     72%     78%
Expected dividend yield.....................................    N/A     N/A     N/A

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price characteristics, which may be significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimated, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

  401(k) SAVINGS PLAN

    We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the '401(k) Plan') for eligible employees. Effective December 1, 2001, CIGNA Retirement & Investment Services was appointed the 401(k) Plan's trustee, recordkeeper and investment manager. The 401(k) Plan allows eligible employees to voluntarily contribute from 1% to 16% of their pre-tax salary subject to certain defined limits. We currently match 75% of the voluntary employee contribution in the form of our common stock. Our matching contribution vests at a rate of 33 1/3% each year and is fully vested after three years of employment. Contribution expense resulting from our matching contribution to the 401(k) Plan was $454, $864, $1,224 and $2,646 for the years ended December 31, 1999, 2000 and 2001 and for the period May 17, 1990 (date of inception) to December 31, 2001, respectively.

8. INCOME TAXES

    The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets and deferred tax liability are as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        2001
                                                          ----        ----
Deferred tax assets:
    Start-up costs capitalized for tax purposes.......  $  65,586   $ 111,913
    Net operating loss carryforwards..................     23,433      50,369
    Capitalized interest expense......................     10,841      25,886
    Other.............................................      3,784       2,476
                                                        ---------   ---------
                                                          103,644     190,644
Deferred tax liabilities:
    Other.............................................     (2,586)     (3,616)
                                                        ---------   ---------
        Net deferred tax asset........................    101,058     187,028

Valuation allowance...................................   (103,295)   (189,265)
                                                        ---------   ---------
    Deferred tax liability, net of valuation
      allowance.......................................  $  (2,237)  $  (2,237)
                                                        ---------   ---------
                                                        ---------   ---------

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

    At December 31, 2001, we had net operating loss carryforwards of approximately $123,756 for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards expire at various dates beginning in 2008. A significant portion of costs incurred to date has been capitalized for tax purposes as a result of our status as a start-up enterprise. Total start-up costs as of December 31, 2001 were $274,972. Once we begin our active trade or business, these capitalized costs will be amortized over 60 months. The total deferred tax asset related to capitalized start-up costs of $111,913 includes approximately $8,202 which, when realized, would not affect financial statement income but will be recorded directly to stockholders' equity.

9. SPECIAL CHARGES

    During 1998, we decided to enhance our satellite delivery system to include a third in-orbit satellite and to terminate certain launch and orbit related contracts. We recorded special charges totaling $25,682 related primarily to the termination of such contracts.

10. RELATED PARTIES

    Since inception, we have relied upon related parties for certain consulting, legal and management services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other service providers. We have paid for these services with cash and common stock. Total cash expenses incurred in transactions with related parties during the years ended December 31, 1999, 2000 and 2001 and the period from May 17, 1990 (date of inception) to December 31, 2001 were $94, $24, $4 and $2,568, respectively. There were no related party expenses settled with the issuance of common stock during the years ended December 31, 1999, 2000 and 2001. Related party expenses settled with the issuance of common stock for the period from May 17, 1990 (date of inception) to December 31, 2000 were $1,311.

    During the years ended December 31, 1999, 2000 and 2001 we made payments of $9,379, $67 and $200, respectively, to a financial advisory firm, of which a related party was a partner.

11. LEASES AND RENTALS

    Total rent expense for the years ended December 31, 1999, 2000 and 2001 and for the period May 17, 1990 (date of inception) to December 31, 2001 was $3,850, $6,515, $10,972 and $24,805, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2001 are payable as follows:

2002.......................................................  $ 6,663
2003.......................................................    6,067
2004.......................................................    5,949
2005.......................................................    4,528
2006.......................................................    4,482
Thereafter.................................................   33,090
                                                             -------
    Total..................................................  $60,779
                                                             -------
                                                             -------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

12. COMMITMENTS AND CONTINGENCIES

  SATELLITE CONSTRUCTION AND LAUNCH SERVICES

    We entered into the Loral Satellite Contract to build and launch the satellites necessary for our service. We are committed to make aggregate payments of approximately $745,890 under the Loral Satellite Contract. As of December 31, 2001, $683,390 of this obligation had been satisfied. Our future payments due on the Loral Satellite Contract, excluding payments for interest accrued on our deferred satellite payments, are as follows: $12,500 in 2002, $8,333 in 2003, $25,001 in 2004 and $16,666 in 2005. The amount and timing of these payments depends upon the delivery of our fourth, spare satellite.

  RADIO COMMITMENTS

    Matsushita Communication Industrial Corporation of USA ('Panasonic') has constructed a dedicated facility in Peachtree City, Georgia, to manufacture Sirius radios. During the first year of production of our radios at this facility, we are obligated to purchase certain radios not purchased by other customers. If Panasonic were unable to sell any of the applicable radios, our cost to purchase these radios could approximate $70,000.

  ENGINEERING DESIGN AND DEVELOPMENT

    We have entered into agreements with Agere Systems, Inc. (the successor to the microelectronics group of Lucent Technologies, Inc.) to develop and manufacture integrated circuits ('chip sets') that are used in Sirius radios. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Harman International Industries, Incorporated, Kenwood Corporation, Panasonic, Pioneer Corporation, Recoton Corporation, Sony Electronics Inc., Visteon Automotive Systems and others to design, develop and produce Sirius radios and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. Total expenses related to these agreements were $24,631, $50,050 and $37,735 for the years ended December 31, 1999, 2000 and
2001, respectively, and $112,416 for the period May 17, 1990 (date of inception) to December 31, 2001.

  PROGRAMMING AGREEMENTS

    We have entered into agreements with providers of non-music programming. We are obligated, in certain instances, to pay license fees, share advertising revenue from this programming or purchase advertising on properties owned or controlled by these providers. These obligations aggregate $7,037, $18,509, $28,818, $22,507 and $588 for the years ending December 31, 2002, 2003, 2004,
2005 and 2006, respectively. We may enter into additional non-music programming agreements that contain similar provisions.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly results of operations are summarized as follows:

                                                            FOR THE THREE MONTHS ENDED
                                                 -------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------    -------    ------------   -----------
Year Ended December 31, 2001:
    Revenue....................................  $  --       $  --       $  --          $  --
    Operating expenses.........................    (39,316)   (46,652)     (30,650)       (51,838)
    Extraordinary gain on early extinguishment
      of debt..................................     --          --          --              5,313
    Net loss applicable to common
      stockholders.............................    (64,423)   (72,461)     (57,406)       (83,629)
    Net loss per share applicable to common
      stockholders.............................  $   (1.34)  $  (1.35)   $   (1.06)     $   (1.52)
Year Ended December 31, 2000:
    Revenue....................................  $  --       $  --       $  --          $  --
    Operating expenses.........................    (26,776)   (28,868)     (31,819)       (38,171)
    Net loss applicable to common
      stockholders.............................    (43,761)   (44,982)     (40,883)       (54,089)
    Net loss per share applicable to common
      stockholders.............................  $   (1.35)  $  (1.11)   $   (0.97)     $   (1.28)
Year Ended December 31, 1999:
    Revenue....................................  $  --       $  --       $  --          $  --
    Operating expenses.........................    (11,875)   (13,887)     (12,932)       (24,824)
    Net loss applicable to common
      stockholders.............................    (20,104)   (22,475)     (23,221)       (31,181)
    Net loss per share applicable to common
      stockholders.............................  $   (0.87)  $  (0.97)   $   (0.96)     $   (1.15)

    The sum of the quarterly per share net losses does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

14. SUBSEQUENT EVENTS

    On January 3, 2002, we sold 16,000,000 shares of our common stock in an underwritten public offering for net proceeds of approximately $147,500.

    Subsequent to December 31, 2001, we acquired $28,475 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for approximately 2,816,000 shares of our common stock.

    On March 26, 2002, we entered into an amendment to the term loan agreement with Lehman Commercial Paper Inc. adjusting the financial covenants, accelerating the amortization schedule of the term loan and reducing the exercise price of the warrants to $15.00 per share.

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         3.1.1  -- Certificate of Amendment, dated June 16, 1997, to the
                   Company's Certificate of Incorporation and the Company's
                   Amended and Restated Certificate of Incorporation, dated
                   January 31, 1994 (incorporated by reference to
                   Exhibit 3.1 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1999).
         3.1.2  -- Certificate of Ownership and Merger merging Sirius
                   Satellite Radio Inc. into CD Radio Inc. dated
                   November 18, 1999 (incorporated by reference to
                   Exhibit 4.1 to the Company's Registration Statement on
                   Form S-8 (File No. 333-31362)).
         3.2    -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
         3.3    -- Certificate of Designations of 5% Delayed Convertible
                   Preferred Stock (incorporated by reference to
                   Exhibit 10.24 to the Company's Annual Report on
                   Form 10-K/A for the year ended December 31, 1996 (the
                   '1996 Form 10-K')).
         3.4    -- Form of Certificate of Designations of Series B Preferred
                   Stock (incorporated by reference to Exhibit A to
                   Exhibit 1 to the Company's Registration Statement on
                   Form 8-A filed on October 30, 1997 (the 'Form 8-A')).
         3.5.1  -- Form of Certificate of Designations, Preferences and
                   Relative, Participating, Optional and Other Special Rights
                   of 10 1/2% Series C Convertible Preferred Stock (the
                   'Series C Certificate of Designations') (incorporated by
                   reference to Exhibit 4.1 to the Company's Registration
                   Statement on Form S-4 (File No. 333-34761)).
         3.5.2  -- Certificate of Correction to Series C Certificate of
                   Designations (incorporated by reference to Exhibit 3.5.2
                   to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1997 (the '1997 Form 10-K')).
         3.5.3  -- Certificate of Increase of 10 1/2% Series C Convertible
                   Preferred Stock (incorporated by reference to
                   Exhibit 3.5.3 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1998).
         3.6    -- Certificate of Designations, Preferences and Relative,
                   Participating, Optional and Other Special Rights of the
                   Company's 9.2% Series A Junior Cumulative Convertible
                   Preferred Stock (incorporated by reference to Exhibit 3.6
                   to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1999).
         3.7    -- Certificate of Designations, Preferences and Relative,
                   Participating, Optional and Other Special Rights of the
                   Company's 9.2% Series B Junior Cumulative Convertible
                   Preferred Stock (incorporated by reference to Exhibit 3.7
                   to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended September 30, 1999).
         3.8    -- Certificate of Designations, Preferences and Relative,
                   Participating, Optional and Other Special Rights of the
                   Company's 9.2% Series D Junior Cumulative Convertible
                   Preferred Stock (incorporated by reference to
                   Exhibit 99.2 to the Company's Current Report on Form 8-K
                   dated December 29, 1999).
         4.1    -- Form of certificate for shares of Common Stock
                   (incorporated by reference to Exhibit 4.3 to the Company's
                   Registration Statement on Form S-1 (File No. 33-74782 (the
                   'S-1 Registration Statement')).
         4.2    -- Form of certificate for shares of 10 1/2% Series C
                   Convertible Preferred Stock (incorporated by reference to
                   Exhibit 4.4 to the Company's Registration Statement on
                   Form S-4 (File No. 333-34761)).
         4.3    -- Form of certificate for shares of 9.2% Series A Junior
                   Cumulative Convertible Preferred Stock (incorporated by
                   reference to Exhibit 4.10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the
                   '1998 Form 10-K')).
         4.4    -- Form of certificate for shares of 9.2% Series B Junior
                   Cumulative Convertible Preferred Stock (incorporated by
                   reference to Exhibit 4.10.2 to the 1998 Form 10-K).
         4.5    -- Form of certificate for shares of 9.2% Series D Junior
                   Cumulative Convertible Preferred Stock (incorporated by
                   reference to Exhibit 4.5 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1999 (the '1999
                   Form 10-K')).
         4.6.1  -- Rights Agreement, dated as of October 22, 1997 (the
                   'Rights Agreement'), between the Company and Continental
                   Stock Transfer & Trust Company, as rights agent
                   (incorporated by reference to Exhibit 1 to the Form 8-A).
         4.6.2  -- Form of Right Certificate (incorporated by reference to
                   Exhibit B to Exhibit 1 to the Form 8-A).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.6.3  -- Amendment to the Rights Agreement dated as of
                   October 13, 1998 (incorporated by reference to
                   Exhibit 99.2 to the Company's Current Report on Form 8-K
                   dated October 13, 1998).
         4.6.4  -- Amendment to the Rights Agreement dated as of
                   November 13, 1998 (incorporated by reference to
                   Exhibit 99.7 to the Company's Current Report on Form 8-K
                   dated November 17, 1998).
         4.6.5  -- Amended and Restated Amendment to the Rights Agreement
                   dated as of December 22, 1998 (incorporated by reference
                   to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on
                   January 6, 1999).
         4.6.6  -- Amendment to the Rights Agreement dated as of June 11,
                   1999 (incorporated by reference to Exhibit 4.1.8 to the
                   Company's Registration Statement on Form S-4 (File
                   No. 333-82303) (the '1999 Units Registration
                   Statement')).
         4.6.7  -- Amendment to the Rights Agreement dated as of
                   September 29, 1999 (incorporated by reference to
                   Exhibit 4.1 to the Company's Current Report on Form 8-K
                   filed on October 13, 1999).
         4.6.8  -- Amendment to the Rights Agreement dated as of
                   December 23, 1999 (incorporated by reference to
                   Exhibit 99.4 to the Company's Current Report on Form 8-K
                   filed on December 29, 1999).
         4.6.9  -- Amendment to the Rights Agreement dated as of
                   January 28, 2000 (incorporated by reference to
                   Exhibit 4.6.9 to the 1999 Form 10-K).
         4.6.10 -- Amendment to the Rights Agreement dated as of August 7,
                   2000 (incorporated by reference to Exhibit 4.6.10 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 2000).
         4.6.11 -- Amendment to the Rights Agreement dated as of January 8,
                   2002 (filed herewith).
         4.7    -- Indenture, dated as of November 26, 1997, between the
                   Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.1 to the
                   Company's Registration Statement on Form S-3 (File
                   No. 333-34769) (the '1997 Units Registration Statement')).
         4.8    -- Form of 15% Senior Secured Discount Note due 2007
                   (incorporated by reference to Exhibit 4.2 to the 1997
                   Units Registration Statement).
         4.9    -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as
                   warrant agent (incorporated by reference to Exhibit 4.3
                   to the 1997 Units Registration Statement).
         4.10   -- Form of Warrant (incorporated by reference to
                   Exhibit 4.4 to the 1997 Units Registration Statement).
         4.11   -- Form of Preferred Stock Warrant Agreement, dated as of
                   April 9, 1997, between the Company and each warrantholder
                   thereof (incorporated by reference to Exhibit 4.12 to the
                   1997 Form 10-K).
         4.12   -- Form of Common Stock Purchase Warrant granted by the
                   Company to Everest Capital Master Fund, L.P. and to The
                   Ravich Revocable Trust of 1989 (incorporated by reference
                   to Exhibit 4.11 to the 1997 Form 10-K).
         4.13   -- Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee,
                   relating to the Company's 14 1/2% Senior Secured Notes due
                   2009 (incorporated by reference to Exhibit 4.4.2 to the
                   1999 Units Registration Statement).
         4.14   -- Form of 14 1/2% Senior Secured Note due 2009
                   (incorporated by reference to Exhibit 4.4.3 to the 1999
                   Units Registration Statement).
         4.15   -- Warrant Agreement, dated as of May 15, 1999, between the
                   Company and United States Trust Company of New York, as
                   warrant agent (incorporated by reference to Exhibit 4.4.4
                   to the 1999 Units Registration Statement).
         4.16   -- Common Stock Purchase Warrant granted by the Company to
                   Ford Motor Company, dated June 11, 1999 (incorporated by
                   reference to Exhibit 4.5.1 to the 1999 Units Registration
                   Statement).
         4.17   -- Indenture, dated as of September 29, 1999, between the
                   Company and United States Trust Company of Texas, N.A., as
                   trustee, relating to the Company's 8 3/4% Convertible
                   Subordinated Notes due 2009 (incorporated by reference to
                   Exhibit 4.2 to the Company's Current Report on Form 8-K
                   filed on October 13, 1999).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.18   -- First Supplemental Indenture, dated as of September 29,
                   1999, between the Company and United States Trust Company
                   of Texas, N.A., as trustee, relating to the Company's
                   8 3/4% Convertible Subordinated Notes due 2009
                   (incorporated by reference to Exhibit 4.01 to the
                   Company's Current Report on Form 8-K filed on October 1,
                   1999).
         4.19   -- Form of 8 3/4% Convertible Subordinated Note due 2009
                   (incorporated by reference to Article VII of Exhibit 4.01
                   to the Company's Current Report on Form 8-K filed on
                   October 1, 1999).
         4.20   -- Common Stock Purchase Warrant granted by the Company to
                   DaimlerChrysler Corporation dated January 28, 2000
                   (incorporated by reference to Exhibit 4.23 to the 1999
                   Form 10-K).
         4.21   -- Term Loan Agreement, dated as of June 1, 2000 (the 'Term
                   Loan Agreement'), among the Company, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as
                   syndication and administrative agent (incorporated by
                   reference to Exhibit 4.22 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2000).
         4.22   -- First Amendment, dated as of October 20, 2000, to the
                   Term Loan Agreement (incorporated by reference to
                   Exhibit 4.22 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
         4.23   -- Second Amendment, dated as of December 27, 2000, to the
                   Term Loan Agreement (incorporated by reference to
                   Exhibit 4.23 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
         4.24   -- Amended and Restated Warrant Agreement, dated as of
                   December 27, 2000, between the Company and United States
                   Trust Company of New York, as warrant agent and escrow
                   agent (incorporated by reference to Exhibit 4.27 to the
                   Company's Registration Statement on Form S-3 (File
                   No. 333-65602)).
         4.25   -- Second Amended and Restated Pledge Agreement, dated as of
                   March 7, 2001, among the Company, as pledgor, The Bank of
                   New York, as trustee and collateral agent, United States
                   Trust Company of New York, as trustee, and Lehman
                   Commercial Paper Inc., as administrative agent
                   (incorporated by reference to Exhibit 4.25 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 2001).
         4.26   -- Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as
                   collateral agent (incorporated by reference to
                   Exhibit 4.26 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
         4.27   -- Amended and Restated Intercreditor Agreement, dated
                   March 7, 2001, by and between The Bank of New York, as
                   trustee and collateral agent, United States Trust Company
                   of New York, as trustee, and Lehman Commercial Paper, as
                   administrative agent (incorporated by reference to
                   Exhibit 4.27 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
         9.1    -- Voting Trust Agreement, dated as of August 26, 1997, by and among Darlene Friedland, as Grantor, David Margolese,
                   as Trustee, and the Company (incorporated by reference to
                   Exhibit (c) to the Company's Issuer Tender Offer Statement
                   on Form 13E-4 filed on October 16, 1997).
        10.1.1  -- Lease Agreement, dated as of March 31, 1998, between
                   Rock-McGraw, Inc. and the Company (incorporated by
                   reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).
        10.1.2  -- Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2000).
        10.1.3  -- Supplemental Indenture dated as of November 30, 2001, between Rock-McGraw, Inc. and the Company (filed
                   herewith).
       *10.2    -- Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (incorporated by
                   reference to Exhibit 10.5 to the 1999 Form 10-K).
       *10.3    -- Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (incorporated by
                   reference to Exhibit 10.6 to the 1999 Form 10-K).
       *10.4    -- Employment Agreement, dated as of March 7, 2001, between the Company and John J. Scelfo (incorporated by reference
                   to Exhibit 10.7 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 2001).
       *10.5    -- Employment Agreement, dated as of August 29, 2001,
                   between the Company and Michael S. Ledford (incorporated
                   by reference to Exhibit 10.6 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   2001).
       *10.6    -- Employment Agreement, dated as of November 26, 2001,
                   between the Company and Joseph P. Clayton (filed
                  herewith).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
       *10.7    -- Employment Agreement, dated as of January 7, 2002,
                   between the Company and Guy D. Johnson (filed herewith).
       *10.8    -- Agreement, dated as of October 16, 2001, between the
                   Company and David Margolese (incorporated by reference to
                   Exhibit 10.7 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
       *10.9    -- 1994 Stock Option Plan (incorporated by reference to
                   Exhibit 10.21 to the S-1 Registration Statement).
       *10.10   -- Amended and Restated 1994 Directors' Nonqualified Stock
                   Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1995).
       *10.11   -- CD Radio Inc. 401(k) Savings Plan (incorporated by
                   reference to Exhibit 4.4 to the Company's Registration
                   Statement on Form S-8 (File No. 333-65473)).
       *10.12   -- Sirius Satellite Radio 1999 Long-Term Stock Incentive
                   Plan (incorporated by reference to Exhibit 4.4 of the
                   Company's Registration Statement on Form S-8 (File
                   No. 333-31362)).
        10.13   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by
                   reference to Exhibit 10.16.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).
        10.14.1 -- Stock Purchase Agreement, dated as of November 13, 1998
                   (the 'Apollo Stock Purchase Agreement'), by and among the
                   Company, Apollo Investment Fund IV, L.P. and Apollo
                   Overseas Partners IV, L.P. (incorporated by reference to
                   Exhibit 99.1 to the Company's Current Report on Form 8-K
                   dated November 17, 1998).
        10.14.2 -- First Amendment, dated as of December 23, 1998, to the
                   Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1999).
        10.14.3 -- Second Amendment, dated as of December 23, 1999, to the
                   Apollo Stock Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company's Current Report on
                   Form 8-K filed on December 29, 1999).
        10.15   -- Stock Purchase Agreement, dated as of December 23, 1999, by and between the Company and Blackstone Capital
                   Partners III Merchant Banking Fund L.P. (incorporated by
                   reference to Exhibit 99.1 to the Company's Current Report
                   on Form 8-K filed on December 29, 1999).
        10.16   -- Stock Purchase Agreement, dated as of January 28, 2000, among the Company, Mercedes-Benz USA, Inc., Freightliner
                   Corporation and DaimlerChrysler Corporation (incorporated
                   by reference to Exhibit 10.24 to the 1999 Form 10-K).
        10.17   -- Tag-Along Agreement, dated as of November 13, 1998, by
                   and among Apollo Investment Fund IV, L.P., Apollo Overseas
                   Partners IV, L.P., the Company and David Margolese
                   (incorporated by reference to Exhibit 99.6 to the
                   Company's Current Report on Form 8-K dated November 17,
                   1998).
     'D'10.18   -- Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company (incorporated by reference to
                   Exhibit 10.33 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1999).
     'D'10.19   -- Joint Development Agreement, dated as of February 16,
                   2000, between the Company and XM Satellite Radio Inc.
                   (incorporated by reference to Exhibit 10.28 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 2000).
        21.1    -- List of Subsidiaries.
        23.1    -- Consent of Arthur Andersen LLP.
        99.1    -- Letter from the Company to the Securities and Exchange
                   Commission regarding representations of Arthur Andersen
                   LLP.

---------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.