Form 10-K/A
period 2001-12-31
SIRIUS SATELLITE RADIO INC
filed 2002-04-30
CIK 908937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-24710

                                 --------------

                           SIRIUS SATELLITE RADIO INC.
                    (Exact name of registrant in its charter)

                                  -------------

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

                                      None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

       The following is certain biographical information concerning each of our directors:

       Leon D. Black, age 50, has been a director since June 2001. Mr. Black is one of the founding principals of Apollo Advisors, L.P. which manages investment capital on behalf of institutions. He is also the founder of Apollo Real Estate Advisors, L.P. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as Managing Director, head of the Mergers & Acquisitions Group and co-head of the Corporate Department. Mr. Black is a director of Samsonite Corporation, Vail Resorts, Inc., Sequa Corporation,
United Rentals, Inc., Allied Waste Industries, Inc., AMC Entertainment Inc.
and Wyndham International, Inc. Mr. Black is a trustee of The Museum of Modern Art, Mt. Sinai Hospital, The Metropolitan Museum, Lincoln Center for The Performing Arts, Prep for Prep, The Jewish Museum, the Cardozo School of Law, The Asia Society, Spence School and the Vail Valley Foundation.

       Joseph P. Clayton, age 52, has served as our President and Chief Executive Officer and a director since November 2001. Mr. Clayton served as Vice Chairman of Global Crossing Ltd., a global internet and long distance services provider, and President, Global Crossing North America, from September 1999 until November 2001. On January 28, 2002, Global Crossing Ltd. and certain of its affiliates filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. From August 1997 to September 1999, Mr. Clayton was President and Chief Executive Officer of Frontier Corporation, a Rochester-based national provider of local telephone, long distance, data, conferencing and wireless communications services, which was acquired by Global Crossing in September 1999. Prior to joining Frontier, Mr. Clayton was Executive Vice President, Marketing and Sales -- Americas and Asia, of Thomson MultiMedia S.A., a leading consumer electronics company. Mr. Clayton is a director of Global Crossing Ltd., Good Guys Inc. and Transcend Services Inc. He is also a trustee of Bellarmine College and The Rochester Institute of Technology and a member of the advisory board of the Indiana University School of Business.

       Lawrence F. Gilberti, age 51, has been a director since September 1993 and served as our Secretary from November 1992 until May 1998. Since December 1992, he has been the Secretary and sole director, and from December 1992 to September 1994 was the President, of Satellite CD Radio, Inc., our subsidiary which holds our FCC license. Since June 2000, Mr. Gilberti has been a partner in the law firm of Reed Smith LLP; from May 1998 through May 2000, he was of counsel to that firm. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner Harding. Mr. Gilberti has provided legal services to us since 1992.

       James P. Holden, age 50, has been a director since August 2001. From October 1999 until November 2000, Mr. Holden was the President and Chief Executive Officer of DaimlerChrysler Corporation, a subsidiary of DaimlerChrysler AG, one of the world's largest automakers. Prior to being appointed President in 1999, Mr. Holden held numerous senior positions within DaimlerChrysler Corporation during his 19-year career at the company.

       David Margolese, age 44, is our co-founder and has served as Chairman of our board of directors since August 1993, as a director since 1991 and as our Chief Executive Officer from 1993 to October 2001. Prior to his involvement with us, Mr. Margolese co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Rogers Communications Inc. in 1989. He has been inducted into NASA's Space Technology Hall of Fame and in 1999 was nominated by the Harvard Business School as entrepreneur of the year.

       Peter G. Peterson, age 75, has been a director since June 2001. Mr. Peterson has been chairman of The Blackstone Group L.P., an investment bank, since 1985. Prior to his involvement with Blackstone, Mr. Peterson served as chairman and chief executive officer of Lehman Brothers, Kuhn, Loeb, Inc., the investment bank, for eleven years. He was Secretary of Commerce in 1972 and 1973 after serving as Assistant to the President for International Economic Affairs and Executive Director of the Council on Economic Policy in 1971 and 1972. Prior to his government service, Mr. Peterson was with Bell & Howell Company for thirteen years, beginning as an executive vice president and director and later as chief executive officer. Mr. Peterson is a director of Sony Corp. He is chairman of the board of The Federal Reserve Bank of New York, the Council on Foreign Relations and Institute for International Economics, founding president of The Concord Coalition and a trustee of the Committee for Economic Development, the National Bureau of Economic Research and The Museum of Modern Art. Mr. Peterson has been a director of 3M, RCA, General Foods, Federated Department Stores, Continental Group, Black & Decker and Cities Services.

       Joseph V. Vittoria, age 66, has been a director since April 1998. From 1997 until February 2000, Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc., a travel services distributor. Mr. Vittoria has been a member of the Board of Overseers of Columbia Business School since 1988. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., one of the world's largest rental car companies. Mr. Vittoria is a director of ResortQuest International, Inc. and is Chairman of Transmedia Asia Pacific, Inc. and Puradyn Filter Technologies, Inc.

Board Governance and Operations


         The business and affairs of Sirius are managed by or under the direction of our board of directors. Our board includes a majority of non-employee directors.

       Our board reaffirms its accountability to stockholders through the annual election process. All directors stand for election annually.

       Our board reviews and ratifies senior management selection and compensation, monitors overall corporate performance and ensures the integrity of our financial controls. Our board of directors also oversees our strategic and business planning processes.

Meetings of the Board of Directors


       During the fiscal year ended December 31, 2001, there were twelve meetings of our board of directors, and the board took action three times by written consent in lieu of meetings. Each director attended more than 75% of the total number of meetings of the board and meetings held by all committees on which he served.

Committees of the Board of Directors

       Our board of directors maintains two standing committees, an Audit Committee and a Compensation Committee. The board of directors does not maintain a Nominating Committee. The following table shows the present members of each committee, the number of committee meetings held during 2001 and the functions performed by each committee:


-------------------------------------------------------------------------------------------------
                Committee                                   Functions
-------------------------------------------------------------------------------------------------
  Audit                                  o  Recommends to the board the selection of
  Meetings: Three                           independent accountants
                                         o  Reviews reports of independent accountants
  Members:                               o  Reviews and approves the scope and cost of all
  Lawrence F. Gilberti                      services (including non-audit services) provided by
  James P. Holden                           the firm selected to conduct the audit
  Joseph V. Vittoria*                    o  Monitors the effectiveness of the audit process
                                         o  Reviews adequacy of financial and operating
                                            controls
                                         o  Monitors corporate compliance program
-------------------------------------------------------------------------------------------------
  Compensation                           o  Reviews and approves salaries and other
  Meetings: Three                           compensation matters for executive officers
                                         o  Administers stock option program, including
  Members:                                  grants of options to executive officers under our
  Lawrence F. Gilberti*                     stock option plans
  Peter G. Peterson
  Joseph V. Vittoria
-------------------------------------------------------------------------------------------------

    *  Chairperson

Directors' Compensation

       Prior to his resignation as our Chief Executive Officer, Mr. Margolese received no additional compensation for serving on our board of directors. On the date of Mr. Margolese's resignation, we entered into an agreement with him relating to his continuing responsibilities as non-executive Chairman of our board of directors. Pursuant to this agreement, Mr. Margolese receives, at the discretion of our board of directors, a fee of $200,000 per year for serving as non-executive Chairman of our board of directors.

       Mr. Clayton receives no additional compensation for serving on our board of directors.

       Each non-employee director, including Mr. Margolese, is entitled to receive options to purchase 10,000 shares of common stock on the business day following our annual meeting of stockholders. The exercise price for such options is the fair market value of our common stock on the date of grant. During 2001, Mr. Black and Mr. Peterson waived their right to receive stock options for service on our board of directors. Mr. Holden received an option to purchase up to 30,000 shares of common stock upon becoming a director in August 2001.

       Non-employee directors are also reimbursed for reasonable travel expenses incurred in attending meetings of our board of directors and its committees.

Item 11.  Executive Compensation

         The table below shows the compensation for the last three years for our President and Chief Executive Officer and the five next highest paid executive officers at the end of 2001.


                           SUMMARY COMPENSATION TABLE



                                                                                         Long-Term Compensation

                                                                                       Number of
                                                                         Restricted    Securities
                                           Annual Compensation             Stock       Underlying      All Other
Name and Principal                  Salary     Bonus     Other Annual     Awards        Options       Compensation
Position                    Year      ($)       ($)      Compensation       ($)           (#)           ($)(1)
-------------------------- ------- ---------- ---------  -------------- ------------  -------------  --------------

Joseph P. Clayton (2) ...    2001   61,538          --              --           --        750,000              --
   President and Chief       2000     --            --              --           --             --              --
   Executive Officer         1999     --            --              --           --             --              --

David Margolese (3)......    2001   435,417         --           6,066(4)        --      1,500,000          10,500
   Chairman of the Board     2000   500,000    500,000(5)           --           --             --          10,500
     and Chief Executive     1999   450,000         --              --           --      2,500,000          10,000
     Officer

John J. Scelfo (6) ......    2001   225,000    225,000              --           --        300,000          10,500
   Executive Vice            2000     --            --              --           --             --              --
     President and Chief     1999     --            --              --           --             --              --
     Financial Officer

Patrick L. Donnelly .....    2001   325,000    225,000              --           --        100,000          10,500
   Executive Vice            2000   310,417    323,000(5)           --           --         75,000          10,500
   President, General        1999   277,500         --              --           --        215,000          10,000
   Counsel and Secretary

Michael S. Ledford (7) ..    2001   99,167     100,000              --      200,000(8)     300,000              --
   Senior Vice President,    2000     --            --              --           --             --              --
   Engineering               1999     --            --              --           --             --              --

Joseph S. Capobianco.....    2001   291,667     75,000              --           --             --          10,500
   Senior Vice President,    2000   269,135    275,000(5)           --           --         50,000          10,500
   Content                   1999   241,667         --              --           --        100,000          10,000


--------------
  (1) Represents matching contributions by us under our 401(k) Savings Plan. These amounts were paid in the form of common stock.

  (2) Mr. Clayton became our President and Chief Executive Officer on November 26, 2001.

  (3) Mr. Margolese's service as our Chief Executive Officer was terminated on October 16, 2001. Mr. Margolese remains a director and non-executive Chairman of our board of directors.

  (4) Represents commuting costs reimbursed by us.

  (5) In February 2000, we also paid Mr. Margolese a bonus of $500,000, Mr. Capobianco a bonus of $150,000 and Mr. Donnelly a bonus of $290,000. Each of these bonuses was awarded by our board of directors in recognition of the executive's efforts in securing our alliances with DaimlerChrysler and BMW.

  (6) Mr. Scelfo became our Executive Vice President and Chief Financial Officer in April 2001.

  (7) Mr. Ledford became our Senior Vice President, Engineering, on September 17, 2001.

  (8) On September 17, 2001, we granted Mr. Ledford 50,000 restricted shares of our common stock. The restrictions applicable to these shares of common stock lapse in equal increments over the next four years.
      Amount represents the value of the restricted stock (calculated by multiplying the closing price of our common stock on September 17, 2001, $4.00 per share, by the number of shares awarded, 50,000).

       The following table sets forth certain information for the fiscal year ended December 31, 2001, with respect to options granted to individuals named in the Summary Compensation Table above.


                         OPTION GRANTS IN LAST FISCAL YEAR


                                                                                        Potential Realizable Value
                            Number of                                                     at Assumed Annual Rates
                             Options         % of Total       Exercise                  of Stock Price Appreciation
                             Granted       Options Granted      Price      Expiration   ----------------------------
Name                           (#)          to Employees      ($/Share)       Date          5% ($)        10% ($)
-------                    -------------  ------------------ ------------ ------------- --------------- ------------
Joseph P. Clayton........       750,000               17.7%         5.25      11/26/11       2,476,273    6,275,361
David Margolese..........     1,500,000               35.4%        12.67      05/11/11      11,952,142   30,289,075
John J. Scelfo...........       300,000                7.1%         6.91      04/04/11       1,303,699    3,303,828
Patrick L. Donnelly......       100,000                2.4%         7.61      05/01/11         478,589    1,212,838
Michael S. Ledford.......       300,000                7.1%         4.00      09/17/11         754,674    1,912,491
Joseph S. Capobianco.....            --                  --           --            --              --           --

--------------


       The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the Summary Compensation Table as of December 31, 2001. Also reported are the values for "in-the-money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2001 ($11.63 per share).


                                                             Number of Securities
                              No. of                        Underlying Unexercised         Value of Unexercised
                              Shares                        Options at Fiscal Year        In-the-Money Options at
                           Acquired on                             End (#)                  Fiscal Year End ($)
                             Exercise    Value Realized   ---------------------------   ----------------------------
Name                           (#)            ($)         Exercisable   Unexercisable   Exercisable    Unexercisable
-------                    ------------- ---------------  ------------- -------------   -------------  -------------
Joseph P. Clayton (1) ...            --          --            750,000            --       4,785,000             --
David Margolese..........            --          --          4,700,000            --       3,216,000             --
John J. Scelfo...........            --          --             75,000       225,000         354,000      1,062,000
Patrick L. Donnelly......            --          --            500,000            --       2,054,000             --
Michael S. Ledford.......            --          --                 --       300,000              --      2,289,000
Joseph S. Capobianco.....            --          --            131,500       118,500         543,095        489,405

--------------
(1) Under his employment agreement, we are obligated to issue Mr. Clayton options to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 per share on each of November 26, 2002, November 26, 2003 and November 26, 2004. These options will be exercisable on the date of grant.



       The following table sets forth certain information with respect to stock options held by our executive officers that were repriced during the year ended December 31, 2001.

                            10-YEAR OPTION REPRICINGS

                                                       Number of
                                                       Securities      Market
                                                       Underlying      Price of       Exercise
                                                       Options         Stock at       Price at
                                                       Repriced or      Time of        Time of
                                                       Amended         Repricing      Repricing
               Name                        Date          (#)              or              or
               ----                        ----          ---          Amendment        Amendment
                                                                        ($)(1)            ($)
                                                                        ------            ---
Patrick L. Donnelly                   April 9, 2001       110,000         $7.60          $33.50
Executive Vice President,                                 90,000          $7.60          $23.75
General Counsel and Secretary                             125,000         $7.60          $30.50
                                                          25,000          $7.60          $40.875
                                                          50,000          $7.60          $21.50

Joseph S. Capobianco                  April 9, 2001       50,000          $7.60          $13.00
Senior Vice President,                                    25,000          $7.60          $15.375
Content                                                   25,000          $7.60          $14.50
                                                          40,000          $7.60          $23.75
                                                          60,000          $7.60          $30.50
                                                          50,000          $7.60          $21.50
                                                      Length of
                                        New         Original Option
                                      Exercise      Term Remaining
                                       Price          at Date of
               Name                     ($)          Repricing or
               ----                     ---           Amendment
                                                      ---------
Patrick L. Donnelly                         $7.50       7 years, 1 month
Executive Vice President,                   $7.50      7 years, 11 months
General Counsel and Secretary               $7.50      8 years, 8 months
                                            $7.50      8 years, 9 months
                                            $7.50      9 years, 8 months

Joseph S. Capobianco                        $7.50           6 years
Senior Vice President,                      $7.50           7 years
Content                                     $7.50           7 years
                                            $7.50      8 years, 2 months
                                            $7.50      8 years, 8 months
                                            $7.50      9 years, 8 months

-----------
(1) The revised exercise was determined by the Compensation Committee of our board of directors based on the five day average of our common stock immediately prior to the repricing.

Employment Agreements

       We are a party to an employment agreement with Joseph P. Clayton, Guy D. Johnson, John J. Scelfo, Patrick L. Donnelly, Joseph S. Capobianco and Michael
S. Ledford.

Joseph P. Clayton

         On November 26, 2001, we entered into an employment agreement with Joseph P. Clayton to serve as our President and Chief Executive Officer for three years. This agreement provides for an annual base salary of $600,000, subject to increase from time to time by our board of directors. We have also agreed to reimburse Mr. Clayton for the reasonable costs of an apartment in New York City and for the reasonable costs of commercial travel to and from his home in Rochester, New York, to our headquarters in New York City. Mr. Clayton is guaranteed a bonus in 2002 in an amount at least equal to 50% of his base salary, and may earn a bonus in an amount greater than this, based upon performance criteria to be established by our board of directors. In connection with this agreement, we agreed to grant Mr. Clayton options to purchase 3,000,000 shares of our common stock at $5.25 per share. 750,000 of these options were issued and became exercisable on November 26, 2001. The remaining options will be issued and become exercisable in increments of 750,000 on November 26, 2002, November 26, 2003 and November 26, 2004.

       Under the terms of this agreement, if Mr. Clayton's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), then he is entitled to receive a lump sum amount equal to (1) his base salary in effect from the termination date through December 31, 2004 and (2) any annual bonuses, at a level equal to 75% of his base salary, that would have been customarily paid during the period from the termination date through December 31, 2004; provided that in no event shall this amount be less than 1.75 times his base salary. In the event Mr. Clayton's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and life insurance benefits until December 31, 2004.

       If, following the occurrence of a "change of control", Mr. Clayton is terminated without cause or he terminates his employment for good reason, we are obligated to pay to Mr. Clayton an amount equal to 5.25 times his base salary and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally selected accounting firm, a "change of control" would require Mr. Clayton to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Clayton the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed. Under the terms of the employment agreement, Mr. Clayton may not disclose any of our proprietary information or, during his employment with us and for three years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

Guy D. Johnson

       On January 7, 2002, we entered into an employment agreement with Guy D. Johnson to serve as our Executive President, Sales and Marketing, for three years. This agreement provides for an annual base salary of $400,000, subject to increase from time to time by our board of directors. We have also agreed to reimburse Mr. Johnson for his living expenses in New York City, up to $6,000 per month, and for the reasonable costs of commercial travel to and from his home in British Columbia to our headquarters in New York City. Mr. Johnson is guaranteed a bonus in 2002 in an amount at least equal to 50% of his base salary, and may earn a bonus in an amount greater than this, based upon performance criteria to be established by our board of directors. In connection with this agreement, we agreed to grant Mr. Johnson options to purchase 500,000 shares of our common stock at $9.46 per share. Options with respect to 125,000 of these shares became exercisable immediately. The remaining options become exercisable in increments of 125,000 on January 7, 2003, January 7, 2004 and January 7, 2005. We also granted Mr. Johnson 100,000 restricted shares of common stock. The restrictions applicable to 34,000 of these shares will lapse on January 7, 2003 if the average price of our common stock during the twenty trading days preceding

January 7, 2003 equals or exceeds $15.00; the restrictions applicable to 33,000 of these shares will lapse on January 7, 2004 if the average price of our common stock on the twenty trading days preceding January 7, 2004 equals or exceeds $20.00; and the restrictions applicable to the remaining 33,000 shares will lapse on January 7, 2005 if the average price of our common stock on the twenty trading days preceding January 7, 2005 equals or exceeds $25.00. Any shares of restricted stock which do not vest on January 7, 2003, January 7, 2004 or January 7, 2005 will be forfeited.

       Under the terms of this agreement, if Mr. Johnson's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), then he is entitled to receive a lump sum amount equal to (1) his base salary in effect from the termination date through January 6, 2005 and (2) any annual bonuses, at a level equal to 75% of his base salary, that would have been customarily paid during the period from the termination date through January 6, 2005; provided that in no event shall this amount be less than 1.00 times his base salary. In the event Mr. Johnson's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and life insurance benefits until January 6, 2005.

       If, following the occurrence of a "change of control", Mr. Johnson is terminated without cause or he terminates his employment for good reason, we are obligated to pay to Mr. Johnson an amount equal to 1.75 times his base salary and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally selected accounting firm, a "change of control" would require Mr. Johnson to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Johnson the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

       Under the terms of the agreement, Mr. Johnson may not disclose any of our proprietary information or, during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

John J. Scelfo

       On March 7, 2001, we entered into an employment agreement with John J. Scelfo to serve as our Executive Vice President and Chief Financial Officer for three years. This agreement provides for an annual base salary of $300,000, subject to increase from time to time by our board of directors. In connection with this agreement, we granted Mr. Scelfo options to purchase 300,000 shares of our common stock at $6.91 per share. Options with respect to 150,000 shares became exercisable on October 4, 2001 and April 4, 2002, and the remaining options become exercisable in increments of 75,000 on October 4, 2002 and April 4, 2003.

       Under the terms of this agreement, if Mr. Scelfo's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Scelfo an amount equal to the sum of his annual salary and the annual bonus last paid to him.

       If, in the opinion of a nationally selected accounting firm, a "change of control" would require Mr. Scelfo to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Scelfo the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

       Under the terms of the agreement, Mr. Scelfo may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. Scelfo's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

Joseph S. Capobianco and Patrick L. Donnelly

       On March 28, 2000, we entered into employment agreements with Joseph S. Capobianco to serve as our Senior Vice President, Content, and Patrick L. Donnelly, to serve as our Executive Vice President, General Counsel and Secretary. Both of these agreements expire on March 28, 2003.

       Pursuant to these agreements, in 2001 we paid Mr. Capobianco an annualized base salary of $275,000 and Mr. Donnelly an annualized base salary of $325,000. These base salaries are subject to increase from time to time by our board of directors. Under the terms of these agreements, if the executive's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreements), we are obligated to pay him an amount equal to the sum of his annual salary and the annual bonus last paid to him.

       If, in the opinion of a nationally selected accounting firm, a "change of control" would require the executives to pay an excise tax under the United States Internal Revenue Code on any amounts received by them, we have agreed to pay Mr. Capobianco and Mr. Donnelly the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

       Under the terms of the agreements, the executives may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if the executive's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

Michael S. Ledford

       On August 29, 2001, we entered into an employment agreement with Michael
S. Ledford to serve as our Senior Vice President, Engineering, for three years. This agreement provides for an annual base salary of $340,000, subject to increase from time to time by our board of directors. In connection with this agreement, we granted Mr. Ledford options to purchase 300,000 shares of our common stock at $4.00 per share. These options become exercisable in increments of 100,000 shares on September 17, 2002, September 17, 2003 and September 17, 2004. We also granted Mr. Ledford 50,000 restricted shares of common stock. The restrictions applicable to these shares of common stock lapse on September 17, 2002, September 17, 2003, September 17, 2004 and September 17, 2005 in equal increments of 12,500 shares.

       Under the terms of this agreement, if Mr. Ledford's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Ledford an amount equal to his annual salary.

       If, in the opinion of a nationally selected accounting firm, a "change of control" would require Mr. Ledford to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Ledford the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

       Under the terms of the agreement, Mr. Ledford may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. Ledford's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

REPORT OF COMPENSATION COMMITTEE

       The Compensation Committee of our board of directors, comprised solely of directors who are not current or former employees, is responsible for overseeing and administering our executive compensation programs. The Compensation Committee is advised by our Senior Vice President, Human Resources, and from time to time seeks the advice of independent compensation consultants retained by us. The Compensation Committee also reviews, monitors and approves executive compensation, establishes compensation guidelines for our officers, reviews projected personnel needs and administers our long-term stock incentive plan.

       During 2001 and the early part of January 2002, we recruited four new executive officers - Joseph P. Clayton, our President and Chief Executive Officer; Guy D. Johnson, our Executive Vice President, Sales and Marketing; John
J. Scelfo, our Executive Vice President and Chief Financial Officer; and Michael
S. Ledford, our Senior Vice President, Engineering. The Compensation Committee actively participated in the process of interviewing and selecting each of these four executive officers, and in structuring and approving their compensation arrangements. The Compensation Committee was advised by Towers Perrin LLC, a nationally recognized independent compensation consulting firm selected by it.

       We entered into an employment agreement with each of these executive officers. A summary of these employment agreements and the employment agreement between us and Patrick L. Donnelly, our Executive Vice President, General Counsel and Secretary, and Joseph S. Capobianco, our Senior Vice President, Content, is described above under the heading "Employment Agreements".

Compensation Philosophy

         Our compensation program for executive officers consists of three key elements:

         o a base salary;
         o an annual bonus; and
         o grants of stock options.

       The Compensation Committee believes that this three-part approach best serves the interests of our stockholders. It enables us to meet the requirements of the competitive environment in which we operate, while ensuring that executive officers are compensated in a manner that advances both the short and long-term interests of stockholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is "at risk" -- namely, the annual bonus and the value of stock options. During 2001, the annual bonus was based, in significant part, on individual performance. During 2002, the Compensation Committee expects to approve an annual bonus plan for executive officers and other employees. Pursuant to this plan, executive officers and employees will be entitled to receive bonuses based upon achievement of milestones approved by the Compensation Committee. Stock options relate a significant portion of long-term remuneration directly to stock price appreciation realized by stockholders.

Base Salaries

       The base salaries paid to each of our executive officers during 2001 were paid pursuant to the written employment agreements described above, under the heading "Employment Agreements." Changes in base salaries for our executive officers were based upon competitive salary comparisons, a subjective assessment of the nature of the position and the contribution and experience of the officer and the length of the officer's service. The Compensation Committee did not assign any relative weight to the various factors it considered or set predetermined performance targets for purposes of these base salary determinations.

       During 2001, the Compensation Committee approved a base salary increase for Mr. Capobianco on May 1, 2001 from $275,000 to $300,000 and approved a base salary increase on January 1, 2002 for Mr. Scelfo from $300,000 to $345,000 and Mr. Donnelly from $325,000 to $345,000.

Annual Bonus

       In December 2001, the Committee awarded a cash bonus to Mr. Scelfo of $225,000, Mr. Donnelly of $225,000, Mr. Ledford of $100,000, and Mr. Capobianco of $75,000.

       The Compensation Committee awarded these bonuses after reviewing the progress achieved during 2001 in preparing our service for launch, including the successful financings executed in 2001, the completion of many technology development efforts and the various cost containment initiatives undertaken during the year. Bonuses for our executive officers and other employees in 2001 decreased compared to 2000 levels. This decrease was established by the Compensation Committee, in large part, to reflect the decline in our stock price during 2001. The larger bonuses for Mr. Scelfo and Mr. Donnelly compared to other executive officers reflect the additional role each played in the period following David Margolese's departure as Chief Executive Officer and prior to the arrival of Joseph P. Clayton as President and Chief Executive Officer.

Stock Options

       We provide long-term incentives through stock options granted to our executive officers under our long-term stock incentive plan. The Compensation Committee believes that the potential for stock ownership by executives and other employees is the most effective method by which the interests of management may be aligned with those of our stockholders. The options granted typically vest over three years, have a term of ten years and an exercise price equal to the fair market value of our common stock on the grant date or the date we commit to issue the options.

       In May 2001, the Compensation Committee awarded Mr. Donnelly 100,000 stock options. These options have a ten-year term and an exercise price of $7.61 per share. In January 2002, the Committee awarded Mr. Scelfo 100,000 stock options. These options have a ten-year term and an exercise price of $9.46 per share. The number of options granted by the Compensation Committee to these executive officers was based upon such criteria as anticipated achievement, responsibilities, performance, experience and future potential, as well as an awareness of the financial incentives required to retain the quality of executive management essential to the attainment of our strategic and financial objectives.

       On May 11, 2001, the Compensation Committee awarded Mr. Margolese 1,500,000 stock options. These options have a ten-year term and an exercise price of $12.67 per share. The unvested portion of these options vested on October 16, 2001 when Mr. Margolese resigned as our Chief Executive Officer.

       The Compensation Committee has authorized executive management to grant stock options to employees below the executive officer level on an annual basis according to guidelines intended to be competitive with comparable companies and to reward individual achievement appropriately. Our executive officers do not receive annual stock option grants under this program.

Stock Option Repricing

       On April 9, 2001, the Compensation Committee amended approximately 3,932,000 stock options with an exercise price greater than $7.50 to cause such stock options to have an exercise price equal to $7.50. The revised exercise price of these stock options was determined by the Compensation Committee based on the five day average of our common stock immediately prior to the repricing. David Margolese, our current Chairman, and then Chief Executive Officer, elected not to include any options held by him in the repricing. In addition, options held by John J. Scelfo, our Executive Vice President and Chief Financial Officer, and Michael S. Ledford, our Senior Vice President, Engineering, were not repriced because the exercise price of their stock options was less than $7.50 per share. Joseph P. Clayton, our President and Chief Executive Officer, joined us in November 2001 and Guy D. Johnson, our Executive Vice President, Sales and Marketing, joined us in January 2002. None of the stock options held by either of these executives have been repriced or otherwise amended. In accordance with the SEC's rules, we have included under the caption "10-Year Option Repricings" a chart that shows the options repriced by our executive officers.

       The Compensation Committee, together with an independent compensation consultant, evaluated various methods to motivate and retain employees during the period prior to the launch of our service. After reviewing various compensation alternatives, the Compensation Committee concluded that repricing best served the near and long-term interests of our stockholders. Other than the change in the exercise price, no other changes to the terms of the original options were made.

Compensation of our Chief Executive Officer

       On October 16, 2001, Mr. David Margolese's service as our
Chief Executive Officer was terminated. In connection with this termination, he received a severance payment of $5,000,000 in accordance with his employment agreement. On the date of Mr. Margolese's termination of employment, we also entered into an agreement with him relating to his continuing responsibilities as non-executive Chairman of our board of directors. Under this agreement:

            o Mr. Margolese receives, at the discretion of our board of directors, a fee of $200,000 per year;

            o The termination date of stock options held by Mr. Margolese was extended until April 16, 2007, provided that he remains Chairman of our board of directors and complies with his duties and obligations under the agreement; and

            o  Mr. Margolese's employment agreement was cancelled.

       Both the severance payment to Mr. Margolese and the agreement relating to his continuing responsibilities as non-executive Chairman were reviewed and approved by the Compensation Committee.

       Upon Mr. Margolese's resignation, Mr. Scelfo and Mr. Donnelly were appointed interim Co-Chief Executive Officers. Neither Mr. Donnelly's nor Mr. Mr. Scelfo's base salary was increased upon their appointment.

       In November 2001, the Compensation Committee negotiated, and we entered into, an employment agreement with Mr. Clayton, our President and Chief Executive Officer. The Compensation Committee engaged Towers Perrin, an independent compensation consultant, to assist it in the process of evaluating appropriate compensation for Mr. Clayton. Towers Perrin identified for the Compensation Committee competitive compensation arrangements against which the Compensation Committee measured the compensation agreed to with Mr. Clayton. Mr. Clayton's compensation fell within observed competitive practices provided by Towers Perrin.

       Pursuant to Mr. Clayton's employment agreement, we issued Mr. Clayton an option to purchase up to 750,000 shares of our common stock at an exercise price of $5.25. These options were exercisable on the date of grant. Under his employment agreement, we are obligated to issue Mr. Clayton options to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 per share on each of November 26, 2002, November 26, 2003 and November 26, 2004. These options will be exercisable on the date of grant.

Policy with Respect to Internal Revenue Code Section 162(m)

       Section 162(m) of the Internal Revenue Code places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our four other highest paid executive officers, except that compensation constituting performance-based compensation, as defined by the Internal Revenue Code, is not subject to the $1 million limit. The Compensation

Committee generally intends to grant awards under our long-term stock incentive plan consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. The Compensation Committeealso expects to take actions in the future that may be necessary to preserve thedeductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of our compensation program. However, the Compensation Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Compensation Committee believes such action to be in our best interest.

                                              Compensation Committee

                                              Lawrence F. Gilberti, Chairman
                                              Peter G. Peterson
                                              Joseph V. Vittoria


                             CUMULATIVE TOTAL RETURN
          Based upon an initial investment of $100 on December 31, 1996 with dividends reinvested

                               [PERFORMANCE GRAPH]

                            TOTAL SHAREHOLDER RETURNS

                                                                                NASDAQ
Date                                            Sirius      S&P 500    Telecommunications Index(1)
------                                          ------      -------    ---------------------------
December 31, 1996...........................     $100        $100               $100
December 31, 1997...........................      410         133                142
December 31, 1998...........................      830         170                232
December 31, 1999...........................    1,079         206                470
December 31, 2000...........................      726         188                214
December 31, 2001...........................      282         165                109

--------------
  (1) The Nasdaq Telecommunications Index is a capitalization weighted index designed to measure the performance of all Nasdaq-traded stocks in the telecommunications sector, including satellite technology.





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The table below shows, as of March 31, 2002, each person we know to be a beneficial owner of more than 5% of our common stock. In general, "beneficial ownership" includes those shares a person has the power to vote or transfer, and options to acquire our common stock that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole voting and sole investment power with respect to all shares shown as beneficially owned by them.

Names and Address of Beneficial                                                   Number of Shares   Percent of
Owner(1)                                                                         Beneficially Owned   Class(2)
--------------------------------------                                           ------------------   -------
Apollo Investment Fund IV, L.P. (3)............................................      9,413,533          11.1
Apollo Overseas Partners IV, L.P.
   Two Manhattanville Road
   Purchase, New York 10577
OppenheimerFunds, Inc. (4).....................................................      8,213,480          10.7
   498 Seventh Avenue
   New York, New York 10018
Blackstone Management Associates III L.L.C. (5)................................      6,891,444           8.3
   345 Park Avenue
   New York, New York 10154
David Margolese (6)............................................................      6,350,000           7.8
   1221 Avenue of the Americas
   36th Floor
   New York, New York 10020

--------------
  (1) This table is based upon information supplied by directors, officers and principal stockholders. Percentage of ownership is based on shares of common stock outstanding on March 31, 2002.
  (2) Determined as provided by Rule 13d-3 under the Exchange Act. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by this person within 60 days from the date of determination upon the exercise of options, and each beneficial owner's percentage ownership is determined by assuming that options that are held by this person (but not those held by any other person) and that are exercisable within 60 days from the date of determination have been exercised.
  (3) Represents 1,742,512 shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock, and 781,548 shares of 9.2% Series B Junior Cumulative Convertible Preferred Stock, which entitles the holder to vote as if the shares had been converted to common stock, and 1,000,000 shares of our common stock. Each share of this preferred stock is entitled to three and one-third votes per share.
  (4) This information is based upon an amendment to Schedule 13G filed on February 8, 2002 by OppenheimerFunds, Inc ("OFI"). OFI and Oppenheimer Global Growth & Income Fund indicated that Oppenheimer Global Growth & Income Fund has the sole power to vote or to direct the vote with respect to 5,500,000 shares of our common stock, OFI has shared power to dispose or to direct the disposition of 8,213,480 shares of our common stock and Oppenheimer Global Growth & Income Fund has shared power to dispose or to direct the disposition of 5,500,000 shares of our common stock. OFI is an investment adviser registered under the Investment Advisers Act of 1940, and Oppenheimer Global Growth & Income Fund is an investment company registered under the Investment Company Act of 1940.
  (5) Represents 2,343,091 shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock, which entitles the holder to vote as if the shares had been converted to common stock. Each share of this preferred stock is entitled to 2.9412 votes per share. This information is based upon the Schedule 13D dated June 6, 2001 filed by Blackstone Management Associates III L.L.C. with the SEC.

  (6) Includes 4,700,000 shares of common stock issuable under stock options that are exercisable within 60 days and 1,600,000 shares owned by Mr. Margolese. Under a voting trust agreement entered into by Darlene Friedland, as grantor, David Margolese, as trustee, and us, Mr. Margolese has the power to vote in his discretion all shares of common stock owned or acquired in the future by Darlene Friedland and her affiliates (50,000 shares as of April 19, 2002) until November 20, 2002.

       The following table shows the number of shares of our common stock beneficially owned by each director, our Chief Executive Officer and the five other most highly compensated executive officers as of March 31, 2002. The table also shows common stock beneficially owned by all of our directors and executive officers as a group on March 31, 2002:


                                                                  Number of Shares                   Shares
Name of                                                             Beneficially       Percent     Acquirable
Beneficial Owner                                                      Owned(1)        of Class   within 60 days
------------------                                               -------------------- ---------- ----------------

Joseph P. Clayton.............................................               760,000     1%              750,000
David Margolese (2)...........................................             6,350,000    7.8%           4,700,000
Leon D. Black (3).............................................                    --      *                   --
Lawrence F. Gilberti..........................................                65,000      *               65,000
James P. Holden...............................................                40,000      *               40,000
Peter G. Peterson (4).........................................                    --      *                   --
Joseph V. Vittoria............................................                65,000      *               65,000
Guy D. Johnson................................................               260,151      *              125,000
John J. Scelfo ...............................................               176,316      *              175,000
Patrick L. Donnelly...........................................               502,213      *              500,000
Michael S. Ledford............................................                50,000      *                   --
Joseph S. Capobianco..........................................               159,812      *              156,500
All Directors and Executive Officers as a Group
   (12 persons) (5)...........................................             8,428,492    10.1%          6,576,500

--------------
    *  Less than 1% of our outstanding shares of common stock.
  (1) These amounts include shares of common stock which the individuals hold and shares of common stock they have a right to acquire within the next 60 days as shown in the last column through the exercise of stock options. Also included in the table are the number of shares of common stock acquired under our 401(k) Savings Plan as of March 31, 2002: Mr. Clayton -- 0 shares; Mr. Capobianco -- 3,312 shares; Mr. Donnelly -- 2,213 shares; Mr. Ledford -- 0 shares; Mr. Johnson -- 151 shares; and Mr. Scelfo -- 816 shares.
  (2) Pursuant to the Voting Trust Agreement, until November 20, 2002, David Margolese, as trustee, has the power to vote in his discretion all shares of common stock owned or hereafter acquired by Darlene Friedland and her affiliates (50,000 shares as of April 19, 2002).
  (3) Apollo Advisors IV, L.P. ("Advisors IV"), the managing general partner of Apollo Investment Fund IV, L.P. ("AIF IV"), is also the managing general partner of Apollo Overseas Partners IV, L.P. ("Overseas IV"). Apollo Capital Management IV, Inc. ("Capital Management IV") is the general partner of Advisors IV. Leon D. Black and John J. Hannan are the directors and principal executive officers of Capital Management IV. Apollo Management IV, L.P. ("Management IV") serves as manager to AIF IV and to Overseas IV. AIF IV Management, Inc. ("AIF IV Management") is the general partner of Management IV. Each of Advisors IV, AIF IV, Overseas IV, Capital Management IV, Management IV, AIF IV Management and Messrs. Black and Hannan and their respective affiliates disclaims beneficial ownership of all of our shares in excess of their respective pecuniary interest, if any.
  (4) Blackstone CCC Capital Partners L.P. ("BCP CCC"), Blackstone CCC Offshore Capital Partners L.P. ("BCP CCC Offshore") and Blackstone Family Investment Partnership III L.P. ("BFIP III"), acting through their sole general partner Blackstone Management Associates III L.L.C. ("BMA III"), have the sole power to vote or to direct the vote, and to dispose or to direct the disposition of, the 9.2% Series D Junior Cumulative Convertible Preferred Stock respectively owned by them. As a result, for purposes of Section 13(d) of the Exchange Act, BMA III may be deemed to beneficially own the shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock directly owned by the respective Blackstone partnerships of which it is the general partner. Peter G. Peterson and Stephen A. Schwarzman are the founding members and managing members of BMA III. Messrs. Peterson and Schwarzman have shared power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock that may be deemed to be beneficially owned by BMA III. As a result, each of Messrs. Peterson and Schwarzman may be deemed to beneficially own the shares of 9.2% Series D Junior Cumulative Convertible Preferred Stock that BMA III may be deemed to beneficially own. Each of BMA III and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares.
  (5) Does not include 993,500 shares of common stock issuable pursuant to stock options that are not exercisable within 60 days.

Voting Trust Agreement

       We are a party to a voting trust agreement dated August 26, 1997 by and among Darlene Friedland, as grantor, David Margolese, as the voting trustee, and us. The following summary description of the Voting Trust Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement.

       The Voting Trust Agreement provides for the establishment of a trust (the "Trust") into which (i) there has been deposited all of the shares of common stock owned by Mrs. Friedland on August 26, 1997 and (ii) there shall be deposited any shares of common stock acquired by Mrs. Friedland, her spouse Robert Friedland, any member of either of their immediate families or any entity directly or indirectly controlled by Mrs. Friedland, her spouse or any member of their immediate families (the "Friedland Affiliates") between the date shares are initially deposited and the termination of the Trust. The Voting Trust terminates on November 20, 2002.

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

       Under the Voting Trust Agreement, the trustee has the power to vote shares held in the Trust in relation to any matter upon which the holders of such stock would have a right to vote, including without limitation the election of directors. For so long as David Margolese remains trustee of the Trust, he may exercise such voting rights in his discretion. Any successor trustee or trustees of the Trust must vote as follows:

       o on the election of directors, the trustee(s) must vote the entire number of shares held by the Trust, with the number of shares voted for each director (or nominee for director) determined by multiplying the total number of votes held by the Trust by a fraction, the numerator of which is the number of votes cast for such person by other stockholders and the denominator of which is the sum of the total number of votes represented by all shares casting any votes in the election of directors;

       o if the matter under Delaware law or our Certificate of Incorporation or our Bylaws requires at least an absolute majority of all outstanding shares of common stock in order to be approved, the trustee(s) must vote all of the shares in the Trust in the same manner as the majority of all votes that are cast for or against the matter by all other stockholders; and

       o on all other matters, including, without limitation, any amendment of the Voting Trust Agreement for which a stockholder vote is required, the trustee(s) must vote all of the shares in the Trust for or against the matter in the same manner as all votes that are cast for or against the matter by all other stockholders.

       The Voting Trust Agreement may not be amended without our prior written consent, acting by unanimous vote of the board of directors, and approval of our stockholders, acting by the affirmative vote of two-thirds of the total voting power of Sirius, except in certain limited circumstances where amendments to the Voting Trust Agreement are required to comply with applicable law.

Item 13.  Certain Relationships and Related Transactions


       Mr. Gilberti, a director, is a partner in the law firm of Reed Smith LLP and has provided legal services to us since 1992. During the period commencing on January 1, 2000 and ending on March 31, 2002, we paid Reed Smith LLP an aggregate of $29,925 for legal services.

       Mr. Clayton is a member of the board of directors of Global Crossing Ltd., a global internet and long distance services provider, and Good Guys Inc., a regional consumer electronics retailer. We have entered into an agreement with Global Crossing to provide us telecommunications services for monitoring our terrestrial repeater network and an agreement with Good Guys in connection with the marketing and sale of subscriptions to our service. We also have reimbursed Mr. Clayton for expenses associated with our use of an airplane that is owned by him. In accordance with procedures established by our board of directors, we reimbursed Mr. Clayton for the reasonable expenses associated with the use of this airplane in an amount not more than the costs of a similar charter aircraft. We do not expect to use this airplane in the future, except in cases where its use is expressly authorized by our board of directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2002.

                                   SIRIUS SATELLITE RADIO INC.


                                   By:      /s/ John J. Scelfo
                                       ______________________________
                                                 John J. Scelfo
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)