Form 10-Q
period 2002-03-31
SIRIUS SATELLITE RADIO INC
filed 2002-05-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

Commission file number   0-24710

                           SIRIUS SATELLITE RADIO INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                      52-1700207
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

         Yes   X         No
             ------         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value                   76,716,502 shares
-------------------------------------------------------------------------------
              (Class)                          (Outstanding as of May 9, 2002)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Part I - Financial Information
Consolidated Statements of Operations for the three months                     1
      ended March 31, 2002 and 2001 (Unaudited)

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and               2
      December 31, 2001

Consolidated Statements of Stockholders' Equity for the three months           3
     ended March 31, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the three months                     4
      ended March 31, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                         5

Management's Discussion and Analysis of Financial Condition and Results       12
      of Operations

Part II - Other Information                                                   19

Signatures                                                                    20

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             For the Three Months
                                                                Ended March 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
   Revenue:
        Subscriber revenue                                  $      4          $      -
        Advertising revenue                                       34                 -
             Less: Agency fees                                    (5)                -
                                                            --------          ---------
   Total revenue                                                  33                 -
                                                            --------          --------
   Operating expenses:
        Broadcast and system operations:
             Satellite and transmission                        8,757             7,005
             Programming and content                           3,783             2,014
             Customer service center and billing               1,842             1,626
        Sales and marketing                                   15,659             4,974
        General and administrative                             7,540             5,873
        Research and development                               7,713            14,814
        Depreciation expense                                  14,481             2,068
        Non-cash stock compensation                           (9,024)              942
                                                            --------          --------
   Total operating expenses                                   50,751            39,316
                                                            --------          --------
             Loss from operations                            (50,718)          (39,316)

   Other income (expense):
        Interest and investment income                         2,000             3,607
        Interest expense, net of amounts capitalized         (30,193)          (18,380)
                                                            --------          --------
   Total other expense                                       (28,193)          (14,773)
                                                            --------          --------
             Net loss                                        (78,911)          (54,089)

   Preferred stock dividends                                 (11,042)          (10,165)
   Preferred stock deemed dividends                             (171)             (169)
                                                            --------          --------
             Net loss applicable to common stockholders     $(90,124)         $(64,423)
                                                            ========          ========
   Net loss per share applicable to common
        stockholders (basic and diluted)                    $  (1.22)         $ (1.34)
                                                            ========          ========
   Weighted average common shares outstanding
        (basic and diluted)                                   73,861            47,942
                                                            ========          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                 March 31,    December 31,
                                                                                   2002          2001
                                                                                ----------    ------------
                   ASSETS                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   22,947     $    4,726
     Marketable securities                                                         378,311        304,218
     Restricted investments, short-term                                             14,905         14,798
     Prepaid expenses and other                                                     10,254         12,303
                                                                                ----------     ----------
          Total current assets                                                     426,417        336,045

Property and equipment, net                                                      1,079,793      1,082,915
FCC license                                                                         83,654         83,654
Restricted investments, long-term                                                    7,200          7,200
Other long-term assets                                                              16,306         17,791
                                                                                ----------     ----------
               Total assets                                                     $1,613,370     $1,527,605
                                                                                ==========     ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                      $   35,492     $   39,836
     Accrued interest                                                               11,585          5,477
     Current portion of long-term debt                                              22,500         15,000
                                                                                ----------     ----------
         Total current liabilities                                                  69,577         60,313

Long-term debt                                                                     564,594        589,990
Deferred satellite payments and accrued interest                                    68,859         67,201
Other long-term liabilities                                                          2,275          2,284
                                                                                ----------     ----------
               Total liabilities                                                   705,305        719,788
                                                                                ----------     ----------
Commitments and contingencies

9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 4,300,000 shares authorized, 1,742,512 shares issued and outstanding at March 31, 2002 and December 31, 2001 (liquidation
   preference of $174,251), at net carrying value including accrued dividends      181,046        177,120

9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 2,100,000 shares authorized, 781,548 shares issued and outstanding at March 31, 2002 and December 31, 2001 (liquidation
   preference of $78,155), at net carrying value including accrued dividends        79,153         77,338

9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par
    value: 10,700,000 shares authorized, 2,343,091 shares issued and outstanding at March 31, 2002 and December 31, 2001 (liquidation
    preference of $234,309), at net carrying value including accrued dividends     236,182        230,710

Stockholders' equity:
     Common stock, $.001 par value: 200,000,000 shares authorized,
          76,598,316 and 57,455,931 shares issued and outstanding at
          March 31, 2002 and December 31, 2001, respectively                            77             57

     Additional paid-in capital                                                    995,516        827,590

     Accumulated deficit                                                          (583,909)      (504,998)
                                                                                ----------     ----------
               Total stockholders' equity                                          411,684        322,649
                                                                                ----------     ----------
               Total liabilities and stockholders' equity                       $1,613,370     $1,527,605
                                                                                ==========     ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                         Common Stock
                                                  -------------------------       Additional    Accumulated
                                                      Shares          Amount    Paid-In Capital    Deficit      Total
                                                  ----------------------------------------------------------------------
Balance, December 31, 2001........................  57,455,931          $57        $ 827,590     $(504,998)     $322,649

Sale of $.001 par value common stock, $9.25
   per share, net of expenses.....................  16,000,000           16          147,484             -       147,500
Conversion of 8 3/4% Convertible Subordinated
   Notes due 2009, including accrued interest.....   2,816,483            3           37,990             -        37,993
Compensation in connection with the
   issuance of common stock options...............           -            -           (9,500)            -        (9,500)
Issuance of common stock to employees and
   employee benefit plans.........................     322,902            1            2,197             -         2,198
Exercise of stock options, $7.50 per share........       3,000            -               22             -            22
Warrant expense associated with acquisition
   of programming.................................           -            -               20             -            20
Reduction of warrant exercise price in
   connection with the amendment to our Term
   Loan Facility..................................           -            -              926             -           926
Preferred stock dividends.........................           -            -          (11,042)            -       (11,042)
Preferred stock deemed dividends..................           -            -             (171)            -          (171)
Net loss..........................................           -            -                -       (78,911)      (78,911)
                                                    ----------          ---         --------     ---------      --------
Balance, March 31, 2002...........................  76,598,316          $77         $995,516     $(583,909)     $411,684
                                                    ==========          ===         ========     =========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                      2002              2001
                                                                                   ---------         ---------
Cash flows from operating activities:
     Net loss                                                                      $ (78,911)        $ (54,089)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation expense                                                         14,481             2,068
         Accretion of debt                                                            11,505            10,466
         Expense incurred in connection with the conversion of debt                    9,314                 -
         Non-cash stock compensation (benefit)/charge                                 (9,024)              942
         Change in unrealized gain or loss on marketable securities                    2,187             1,354
         Amortization of debt issuance costs                                             788               800
         Other                                                                           (86)             (556)
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
          Marketable securities                                                      (76,280)         (135,476)
          Prepaid expenses and other current assets                                    2,049              (225)
          Other long-term assets                                                        (213)            5,827
          Accounts payable and accrued expenses                                       (2,624)           (4,030)
          Accrued interest                                                             8,880             7,843
          Satellite construction payable                                                   -            (9,310)
                                                                                   ---------         ---------
            Net cash used in operating activities                                   (117,934)         (174,386)
                                                                                   ---------         ---------
Cash flows from investing activities:
      Additions to property and equipment                                            (11,359)          (17,438)
                                                                                   ---------         ---------
            Net cash used in investing activities                                    (11,359)          (17,438)
                                                                                   ---------         ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                              -           145,000
     Proceeds from issuance of common stock, net                                     147,500           229,407
     Other                                                                                14               151
                                                                                   ---------         ---------
            Net cash provided by financing activities                                147,514           374,558
                                                                                   ---------         ---------
Net increase in cash and cash equivalents                                             18,221           182,734
Cash and cash equivalents at the beginning of period                                   4,726            14,397
                                                                                   ---------         ---------
Cash and cash equivalents at the end of period                                     $  22,947         $ 197,131
                                                                                   =========         =========

Supplemental disclosure of cash flows from operating activities:
     Cash paid during the period for interest                                          4,079             3,644
     Common stock issued in satisfaction of accrued compensation                       1,720             2,649

Supplemental disclosure of non-cash investing and financing activities:
     Conversion of 8 3/4% Convertible Subordinated Notes due 2009,
          including accrued interest                                                  29,589                 -
     Capitalized interest                                                              4,401             4,362



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

1. Business

         Sirius Satellite Radio Inc., a Delaware corporation, broadcasts digital-quality radio programming via satellites to subscribers. From our three orbiting satellites, we directly broadcast digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, talk, comedy and children's programming.

         We launched our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We have since expanded the availability of our service to include Arkansas, Arizona, Colorado, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, New Mexico, Nevada, North Dakota, Oklahoma, South Dakota, Utah and Wyoming. We expect to complete our national roll out plan by July 1, 2002.

         Our primary sources of revenue will be subscription fees and a one-time activation fee per subscriber. In addition, we derive revenues from selling limited advertising on our non-music channels. Currently, our subscription and advertising revenues and the aggregate number of subscribers to our service are not material. As of March 31, 2002, we had 412 subscribers to our service.

2. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Our financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation.

         Our financial statements should be read in connection with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001. We emerged from a development stage enterprise and entered commercial operations on February 14, 2002; as such, we revised our Consolidated Statements of Operations to reflect our operating results. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Risks and Uncertainties

         Our future operations are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Among the key factors that have a direct bearing on our results of operations are our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios; the potential risk of delay in implementing our business plan; the unproven market for our service; our competitive position; and our need for additional financing.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Revenue Recognition

         Revenue from subscribers consists of our monthly service fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available.

         We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue on our Consolidated Statements of Operations.

Net Loss Per Share

         Basic net loss per share is based on the weighted average number of outstanding shares of our common stock during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 16,997,000 and 17,770,000 common stock equivalents were outstanding as of March 31, 2002 and 2001, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

Property and Equipment

         All costs incurred related to activities necessary to prepare our satellite radio system for use were capitalized. Such costs consist of satellite and launch vehicle construction, broadcast studio equipment, terrestrial repeater equipment and interest. The estimated useful lives of our property and equipment are as follows:

Leasehold improvements                                        15 years
Satellites                                                    15 years
Broadcast studio equipment                                    3-8 years
Terrestrial repeater equipment                                5-15 years
Satellite telemetry, tracking and control                     3-15 years
Customer care, billing and conditional access                 3-7 years
Furniture, fixtures and  equipment                            3-7 years

         The estimated useful lives of our satellites are fifteen years from the date that they were placed into orbit. We depreciate our satellites on a straight-line basis over the respective remaining useful lives from the date we launched our service. All other property and equipment is depreciated over the estimated useful lives stated above.

         We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value is identified, the impairment will be measured in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we will use an expected present value

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                  (Unaudited)


technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used. No material impairment losses have been recognized to date.

FCC License

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, for all fiscal years beginning after December 15, 2001, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our Federal Communications Commission ("FCC") license has an indefinite life and we will evaluate it for impairment on an annual basis. We completed an impairment analysis of our FCC license as of January 1, 2002 and concluded no impairment loss was necessary. To date, we have not recorded any amortization expense related to our FCC license and, therefore, are not required to include the transitional disclosures contained in SFAS
No. 142.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 143 will have on our financial position and results of operations.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond our control. Actual amounts could differ from these estimates.

Reclassifications

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current presentation.

3.   Investments

Marketable Securities

         Marketable securities consist of U.S. government agency obligations and commercial paper issued by major U.S. corporations with high credit ratings. Marketable securities are classified as trading securities and are stated at market value. We recognized unrealized holding gains on marketable securities of $1,200 for the three months ended March 31, 2002 and unrealized holding losses on marketable securities of $922 for the three months ended March 31, 2001.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Restricted Investments

         Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest. Included in restricted investments are U.S. Treasury Notes of $14,405 and $14,209 as of March 31, 2002 and December 31, 2001, respectively, which are restricted to provide for interest payments through May 15, 2002 on our 14 1/2% Senior Secured Notes due 2009. Also included in restricted investments are short-term and long-term certificates of deposit of $7,700 and $7,789 as of March 31, 2002 and December 31, 2001, respectively, which are pledged to secure our reimbursement obligations under letters of credit required by lessors and other creditors. The U.S. Treasury Notes are classified as held-to-maturity securities and unrealized holding gains and losses are not reflected in earnings. As of March 31, 2002 and December 31, 2001, we had an unrealized holding gain of $64 and $196, respectively, related to these held-to-maturity securities.

4.   Deferred Satellite Payments

         Space Systems/Loral, Inc. ("Loral") has deferred $50,000 due under our amended and restated contract (the "Loral Satellite Contract"). The amount deferred, which approximates fair value, bears interest at 10% per year and was originally due in quarterly installments beginning in June 2002. Our fourth, spare, satellite was delivered to ground storage on April 19, 2002 and was originally expected to be delivered to ground storage in October 2000. As provided in the Loral Satellite Contract, Loral's delay in delivering this satellite resulted in a revision to the deferred satellite payment schedule as follows: $8,333 due in 2003, $25,001 due in 2004 and $16,666 due in 2005. We
have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for this deferred amount, we have granted Loral a security interest in our terrestrial repeater network.

5.   Long-term Debt

          Long-term debt consists of the following:

                                                        Maturity         March 31,            December 31,
                                                          Date             2002                   2001
                                                        --------         ---------            ------------
15% Senior Secured Discount Notes due 2007              12/01/07          $252,142              $242,286
14 1/2% Senior Secured Notes due 2009                    5/15/09           177,100               176,346
8 3/4% Convertible Subordinated Notes due 2009           9/29/09            17,461                45,936
Term Loan Facility (current interest rate of 7.1%)       Various           140,391               140,422
                                                                          --------              --------
          Total debt                                                      $587,094              $604,990
Less: current portion                                                      (22,500)              (15,000)
                                                                          --------              --------
          Total long-term debt                                            $564,594              $589,990
                                                                          ========              ========

Acquisitions of 8 3/4% Convertible Subordinated Notes due 2009

         During the three months ended March 31, 2002, we acquired $28,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for 2,816,483 shares of our common stock.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                  (Unaudited)

Amendment of Term Loan Facility

         On March 26, 2002, we entered into an amendment to our term loan agreement with Lehman Brothers which adjusted the financial covenants, accelerated the payment schedule of the term loan and reduced the exercise price of the warrants from $29.00 to $15.00 per share. In connection with this exercise price reduction, we adjusted the book value of our Term Loan Facility and future amortization schedules.

         As amended, the term loan matures in installments, commencing on June 30, 2002, in the amounts described below:

                  INSTALLMENT                        AMOUNT
                  -----------                        ------
                  June 30, 2002                     $ 7,500
                  September 30, 2002                  7,500
                  December 31, 2002                   7,500
                  March 31, 2003                      7,500
                  June 30, 2003                      11,500
                  March 31, 2004                      3,375
                  June 30, 2004                       3,375
                  September 30, 2004                  3,375
                  December 31, 2004                   3,375
                  March 31, 2005                     23,750
                  June 30, 2005                      23,750
                  September 30, 2005                 23,750
                  December 31, 2005                  23,750

         At our option, we may defer the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days.

6. Commitments and Contingencies

Satellite Contract

         Upon our acceptance of our fourth, spare, satellite, which was delivered on April 19, 2002, we are required to pay Loral $12,500. As a result of Loral's delay in delivering this satellite, we expect to receive payment for late delivery penalties from Loral of approximately $1,350.

Radio Commitments

         Matsushita Communication Industrial Corporation of USA ("Panasonic") has constructed a dedicated facility in Peachtree City, Georgia, to manufacture Sirius radios. During the first year of production of our radios at this facility, we are obligated to purchase certain radios not purchased by other customers. If Panasonic were unable to sell any of these, our cost to purchase these radios could approximate $70,000.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)


Programming Agreements

         We have entered into agreements with providers of non-music programming. We are obligated, in certain instances, to pay license fees, to share advertising revenue from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $7,157, $18,609, $28,818, $22,507 and $588 for the years ending December 31,
2002, 2003, 2004, 2005 and 2006, respectively. We may enter into additional programming agreements that contain similar provisions.



7. Common Stock Issuance

         In January 2002, we sold 16,000,000 shares of our common stock in an underwritten public offering, resulting in net proceeds of approximately $147,500.


8. Interest Expense

         Interest expense, net of amounts capitalized, incurred for the three months ended March 31, 2002 and 2001 was $30,193 and $18,380, respectively. Included in interest cost for the three months ended March 31, 2002 was a non-cash expense associated with the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009 of $9,314. There were no induced conversions for the three months ended March 31, 2001.



9. Non-cash Stock Compensation

         In connection with the grant of certain stock options, warrants and other compensation arrangements, we record non-cash stock compensation benefits or charges. The following table shows the amount of non-cash stock compensation (benefits)/charges that would have been recorded in the categories of the Consolidated Statements of Operations had non-cash stock compensation not been separately stated therein:


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                          -------------------------
                                                                             2002            2001
                                                                          --------         --------
             Broadcast and system operations:
                  Satellite and transmission                               $(1,596)          $(12)
                  Programming and content                                   (1,921)           (55)
                  Customer service center and billing                         (185)             6

             Sales and marketing                                            (1,372)            85

             General and administrative                                     (1,856)           451

             Research and development                                       (2,094)           467
                                                                           -------           ----
                                                                           $(9,024)          $942
                                                                           =======           ====

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)


         In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we recognized a non-cash stock compensation benefit of $9,717 for the three month period ended March 31, 2002, related to certain repriced stock options. We will record future non-cash stock compensation benefits or charges based on the market value of our common stock at the end of each reporting period.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
             (Dollar amounts in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business--Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

         o our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios;

         o the potential risk of delay in implementing our business plan; o the unproven market for our service;

         o our competitive position; XM Satellite Radio, the other satellite radio provider in the United States, began offering its service nationally during the fourth quarter of 2001 and may have certain competitive advantages; and

         o  our need for additional financing.

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

Overview

         From our three orbiting satellites, we directly broadcast digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, talk, comedy and children's programming. Our broad and deep range of almost every music format as well as our news, sports and entertainment programming is not available on conventional radio in any market in the United States. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

         We commenced commercial operations on February 14, 2002. We launched our service in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi and have since expanded the availability of our service to include Arkansas, Arizona, Colorado, Idaho, Iowa, Kansas, Louisiana, Minnesota, Missouri, Montana, Nebraska, New Mexico, Nevada, North Dakota, Oklahoma, South Dakota, Utah and Wyoming. We expect to complete our national roll out plan by July 1, 2002.

         Our primary sources of revenue will be our $12.95 per month subscription fee and a one-time activation fee per subscriber. We also derive revenues from directly selling limited advertising on our non-music channels.

         Our operating expenses consist primarily of:

         o marketing costs, including advertising, promotions, payments to retailers, dealers, distributors and automakers, and subsidies to radio manufacturers;

         o programming costs, including royalty payments to copyright holders, license fees to programming providers, and advertising revenue sharing arrangements;

         o expenses of operating and maintaining of our broadcast system, including costs of tracking and controlling our satellites, operating our terrestrial repeater network, and maintaining our national broadcast studio;

         o expenses associated with the continuing development of our receiver technology, including the costs of designing and developing future integrated circuits ("chip sets")

         o general and administrative costs, including salary and employment related expenses, rent and occupancy costs, insurance expenses and other miscellaneous costs, such as legal and consulting fees; and

         o depreciation expense associated with our satellites, broadcast studio equipment, terrestrial repeater network and other systems and facilities.

         As of May 9, 2002, we had 301 employees.


Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

         We had net losses of $78,911 and $54,089 for the three months ended March 31, 2002 and 2001, respectively. Operating expenses increased to $50,751 for the three months ended March 31, 2002 from $39,316 for the three months ended March 31, 2001. The increase in operating expenses was mainly attributable to the depreciation of our satellites, terrestrial repeater network and national broadcast studio, the implementation of our sales and marketing campaign at the launch of our service and the increase in our workforce. The increase in operating expenses for the three months ended March 31, 2002 was offset by a non-cash stock compensation benefit of $9,024 . We expect operating expenses to continue to increase as we build our subscriber base, expand our workforce, complete the national roll out of our service and continue to expand our operations.

         Revenue from subscriptions was $4 for the three months ended March 31, 2002. Revenue from subscribers consists of our monthly subscription fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment.

         Advertising revenue, less agency fees, was $29 for the three months ended March 31, 2002. We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast.

         Satellite and transmission costs increased to $8,757 for the three months ended March 31, 2002 from $7,005 for the three months ended March 31, 2001. Satellite and transmission costs consist primarily of personnel costs and expenses associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network and national broadcast studio operations. The increase in costs related primarily to the expanded operation of our terrestrial repeater network during the 2002 period. We anticipate that our satellite and transmission costs will increase until our terrestrial repeater network is operating on a nationwide basis.

         Programming and content expenses increased to $3,783 for the three months ended March 31, 2002 from $2,014 for the three months ended March 31, 2001. Programming and content expenses include license fees to third parties that provide non-music content, costs associated with the production of our music and non-music programming, costs of our on-air talent, royalties for music broadcast on our service and programming personnel costs. The increase in costs during the 2002 period was primarily attributable to our on-air talent and license fees paid to acquire programming. We anticipate that our programming costs will increase as we continue to develop our extensive channel line-up and our royalties will continue to increase in connection with the increase in subscription revenue.

         Customer service center and billing costs increased to $1,842 for the three months ended March 31, 2002 from $1,626 for the three months ended March 31, 2001. Customer service center and billing costs include costs associated with the operation of our customer service center and subscriber management system. We expect that our customer service and billing costs in aggregate will increase as we continue to build our subscriber base; however, our customer service costs per subscriber will be significantly reduced as our fixed operating costs are spread over a larger subscriber base.

         Sales and marketing expenses increased to $15,659 for the three months ended March 31, 2002 from $4,974 for the three months ended March 31, 2001. Sales and marketing expenses include, among other costs, advertising and marketing costs as we build awareness of our brand, amounts paid to retailers and distributors of Sirius radios and costs to acquire subscribers. We expect that our sales and marketing costs will increase in the future as we build nationwide brand awareness of our service and acquire additional subscribers.

         General and administrative expenses increased to $7,540 for the three months ended March 31, 2002 from $5,873 for the three months ended March 31, 2001. The increase related to the costs associated with the expansion of our workforce and corporate insurance. General and administrative expenses include rent and occupancy costs, corporate overhead and general and administrative personnel.

         Research and development costs decreased to $7,713 for the three months ended March 31, 2002 from $14,814 for the three months ended March 31, 2001. Research and development includes costs associated with our agreements with Agere Systems, Inc. (the successor to the micro-electronics group of Lucent Technologies, Inc.) to develop and manufacture chip sets, which will be used in Sirius radios. In addition, we have entered into agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Harman International Industries, Incorporated, Kenwood Corporation, Panasonic, Pioneer Corporation, Recoton Corporation, Sony Electronics Inc., Visteon Automotive Systems and others to design, develop and produce Sirius radios and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. Research and development costs decreased during the 2002 period as we have substantially completed our chip set design and our radio manufacturers have completed the initial stages of development.

         Depreciation expense increased to $14,481 for the three months ended March 31, 2002 from $2,068 for the three months ended March 31, 2001. The increase relates to the depreciation of our satellites, terrestrial repeater network and broadcast studio equipment during the 2002 period as we commenced commercial operations.

         We recognized a non-cash stock compensation benefit of $9,024 for the three months ended March 31, 2002 and a non-cash stock compensation charge of $942 for the three months ended March 31, 2001. The non-cash stock compensation benefit in the 2002 period resulted primarily from the variable accounting treatment of certain repriced stock options. Under variable accounting, the decrease in the market value of our common stock during the period resulted in a non-cash stock compensation benefit of $9,717. We expect to record future non-cash stock compensation benefits or charges based on the market value of our common stock at the end of each reporting period.

         Interest and investment income decreased to $2,000 for the three months ended March 31, 2002, from $3,607 for the three months ended March 31, 2001. This decrease was attributable to lower returns on our investments in U.S. government securities during the 2002 period.

         Interest expense was $30,193 for the three months ended March 31, 2002 and $18,380 for the three months ended March 31, 2001, net of amounts capitalized of $4,401 and $4,362, respectively. Gross interest expense for the 2002 period increased by $11,852 and capitalized interest increased by $39, compared to the 2001 period. Included in gross interest expense for the three months ended March 31, 2002 is $9,314 of non-cash expense related to the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009.

Liquidity and Capital Resources

         At March 31, 2002, we had cash, cash equivalents, marketable securities and restricted investments totaling $423,363 and working capital of $356,840 compared with cash, cash equivalents, marketable securities and short-term restricted investments totaling $330,942 and working capital of $275,732 at December 31, 2001.

         Sources of Funding. Since inception, we have funded the development of our system and the introduction of our service through the issuance of debt and equity securities. As of March 31, 2002, we had raised approximately $1,250,800 in equity capital from the sale of our common stock and convertible preferred stock, including the sale of 16,000,000 shares of our common stock for net proceeds of $147,500 in January 2002. As of March 31, 2002, we had received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.

         At March 31, 2002, we had three issues of public debt securities outstanding: $280,430 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $200,000 in aggregate principal amount of 14 1/2%Senior Secured Notes due 2009 and $17,461 in aggregate principal amount of 8 3/4%Convertible Subordinated Notes due 2009. As of March 31, 2002, we had acquired $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 and $126,289 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for shares of our common stock. In addition to these public debt securities, we have also entered into a $50,000 Deferral Credit Agreement with Space Systems/Loral and a $150,000 term loan agreement with Lehman Brothers. We intend to seek opportunities to reduce our outstanding debt, and may pursue privately negotiated transactions with holders of our debt from time to time or an offer to purchase all or a portion of our debt in exchange for cash, common stock, new debt or a combination of those items.

         Space Systems/Loral has deferred a total of $50,000 of payments under the Loral Satellite Contract originally scheduled for payment in 1999. Under the Deferral Credit Agreement with Space Systems/Loral, these deferred amounts bear interest at 10% per year and were originally scheduled to be paid in quarterly installments beginning in June 2002. However, the agreement governing these deferred amounts provides that this date, and subsequent payment dates, will be extended by the number of days that the achievement of any milestone under the Loral Satellite Contract is delayed beyond the dates set forth in the Loral Satellite Contract. Our fourth satellite was delivered to ground storage on April 19, 2002 and was originally expected to be delivered to ground storage in October 2000. The delay in delivering this satellite resulted in a revision to the deferred satellite payment schedule as follows: $8,333 due in 2003, $25,001 due in 2004 and $16,666 due in 2005. We have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for this deferred amount, we have granted Loral a security interest in our terrestrial repeater network.

         On March 7, 2001, we borrowed $150,000 under a term loan agreement with Lehman Brothers. In connection with this term loan, we granted Lehman Brothers Commercial Paper Inc. 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share. The term loan bears interest at an annual rate equal to the eurodollar rate plus 4% or a base rate, typically the prime rate, plus 5%. On March 26, 2002, we entered into an amendment to this term loan agreement which adjusted the financial covenants, accelerated the payment schedule of the term loan and reduced the exercise price of the warrants from $29.00 to $15.00 per share.

         As amended, the term loan matures in installments, commencing on June 30, 2002, in the amounts described below:

         INSTALLMENT                                  AMOUNT
         -----------                                  ------
         June 30, 2002                                $  7,500
         September 30, 2002                              7,500
         December 31, 2002                               7,500
         March 31, 2003                                  7,500
         June 30, 2003                                  11,500
         March 31, 2004                                  3,375
         June 30, 2004                                   3,375
         September 30, 2004                              3,375
         December 31, 2004                               3,375
         March 31, 2005                                 23,750
         June 30, 2005                                  23,750
         September 30, 2005                             23,750
         December 31, 2005                              23,750

         At our option, we may defer the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days.

         Our term loan agreement with Lehman Brothers contains financial and operating covenants. These covenants include requirements that we:

         o achieve at least $2,300 in revenues from subscribers for the quarter ending March 31, 2003, and achieve increasing revenues from subscribers each quarter thereafter through the maturity of the term loan on December 31, 2005;

         o achieve a minimum negative cash flow, before subscriber acquisition costs, of $65,000 for the quarter ending March 31, 2003, and have improving cash flow, before subscriber acquisition costs, each quarter thereafter through the maturity of the term loan;

         o achieve a minimum negative cash flow, before subscriber acquisition costs and adjusted to give effect to subscribers who cancel or fail to renew their subscriptions, of $58,400 for the quarter ending September 30, 2003, and have improving adjusted cash flow, each quarter thereafter through the maturity of the term loan; and

         o not permit our capital expenditures, other than the costs of constructing, launching and insuring replacement satellites and installing terrestrial repeaters, to exceed $100,000 during the period from June 1, 2001 through the period in which the term loan is outstanding.

         Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

         The indentures governing our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our term loan agreement with Lehman Brothers contain limitations on our ability to incur additional debt. Our 15% Senior Secured Discount Notes due 2007, our 14 1/2%Senior Secured Notes due 2009 and our obligations under the term loan agreement are secured by a pledge of the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our rights under the Loral Satellite Contract relating to our fourth, spare, satellite. Under the Deferral Credit Agreement, we granted Space Systems/Loral a security interest in our terrestrial repeater network.

         Funding Requirements. The amount and timing of our cash requirements depends upon numerous factors, including the rate of growth of our business, subscriber acquisition costs, costs associated with the design and development of chip sets for Sirius radios, costs of financing and the possibility of unanticipated costs.

         As of March 31, 2002, we had sufficient cash and cash equivalents to cover our estimated funding needs through the first quarter of 2003. However, if the number of actual subscribers, or the cost to acquire each new subscriber, differs substantially from our expectations, we may need substantial additional funding. We anticipate that our additional funding needs through the end of 2003 will total approximately $290,000, and that we will require additional funding thereafter. We have entered into agreements with providers of non-music programming and, in certain instances, are obligated to pay license fees, to share advertising revenues from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $18,609, $28,818, $22,507 and $588 for the years ending December 31, 2003, 2004,
2005 and 2006, respectively. We have also entered into other agreements with automakers, radio manufacturers and other parties that may include fixed payments, per-radio and per-subscriber amounts and revenue sharing arrangements. These future costs are dependent upon many factors and are not possible to estimate; however, we do expect these costs to be substantial. We plan to fund our additional capital needs through the issuance of debt and equity securities.

Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Our significant accounting policies are described in Note 2 to our consolidated financial statements in
Item 14 of our Annual Report on Form 10-K for the year ended December 31, 2001. We have identified the following policy as critical to our business and understanding of our results of operations.

Revenue Recognition. Revenue from subscribers consists of our monthly subscription fee, recognized as the service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as sufficient historical data becomes available.

                                     Part II

                                Other Information


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.


                  On January 3, 2002, we filed a Current Report on Form 8-K to report the filing of certain exhibits that relates to our offering of 16,000,000 shares of common stock, which were registered under the Securities Act of 1933 on Form S-3 (Registration No. 333-64344).

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SIRIUS SATELLITE RADIO INC.



                                           By:      /s/ John J. Scelfo
                                              --------------------------------
                                                        John J. Scelfo
                                              Executive Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer)


May 14, 2002

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

4.6.11    Amendment to the Rights Agreement dated as of January 8, 2002
          (incorporated by reference to Exhibit 4.6.11 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2001 (the "2001
          Form 10-K")).

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

4.19 Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current
          Report on Form 8-K filed on October 1, 1999).

4.20      Common Stock Purchase Warrant granted by the Company to
          DaimlerChrysler Corporation dated January 28, 2000 (incorporated by reference to Exhibit 4.23 to the 1999 Form 10-K).

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

4.24      Third Amendment, dated as of March 26, 2002, to the Term Loan
          Agreement (filed herewith).

4.25 Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit
          4.27 to the Company's Registration Statement on Form S-3 (File No.
          333-65602)).

4.26      Second Amended and Restated Pledge Agreement, dated as of March 7,
          2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral




Exhibit                            Description
-------                            -----------
          agent, United States Trust Company of New York, as trustee, and Lehman
          Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 2001).

4.27 Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent
          (incorporated by reference to Exhibit 4.26 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2001).

4.28      Amended and Restated Intercreditor Agreement, dated as of March 7,
          2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman
          Commercial Paper, as administrative agent (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

10.1.3    Supplemental Indenture, dated as of November 30, 2001, between
          Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.3 to the 2001 Form 10-K).

*10.2 Employment Agreement, dated as of March 28, 2000, between the Company and Joseph S. Capobianco (incorporated by reference to Exhibit 10.5 to the 1999 Form 10-K).

*10.3 Employment Agreement, dated as of March 28, 2000, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K).

*10.4 Employment Agreement, dated as of March 7, 2001, between the Company and John J. Scelfo (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
          31, 2001).

*10.5 Employment Agreement, dated as of August 29, 2001, between the Company and Michael S. Ledford (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001).

*10.6     Employment Agreement, dated as of November 26, 2002, between the
          Company and Joseph P. Clayton (incorporated by reference to Exhibit
          10.6 to the 2001 Form 10-K).



Exhibit                            Description
-------                            -----------
*10.7     Employment Agreement, dated as of January 7, 2002, between the Company and Guy Johnson (incorporated by reference to Exhibit 10.7 to the 2001
          Form 10-K).

*10.8     Agreement, dated as of October 16, 2001, between the Company and David
          Margolese (incorporated by reference to Exhibit 10.7 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          2001).

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

10.15 Stock Purchase Agreement, dated as of December 23, 1999, by and between the Company and Blackstone Capital Partners III Merchant
          Banking Fund L.P. (incorporated by reference to Exhibit 99.1 to the
          Company's Current Report on Form 8-K filed on December 29, 1999).

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




Exhibit                            Description
-------                            -----------
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

                        STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as........................... 'D'