Form 10-Q
period 2002-06-30
SIRIUS SATELLITE RADIO INC
filed 2002-08-13
CIK 908937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               ----------------
                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

   Yes    X     No
       -------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.001 PAR VALUE                76,830,004 SHARES
                   (Class)                 (Outstanding as of August 9, 2002)

--------------------------------------------------------------------------------

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                        PART I -- FINANCIAL INFORMATION



Consolidated Statements of Operations for the three and six month periods ended June 30,
 2002 and 2001 (Unaudited) .............................................................    1

Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 ......    2

Consolidated Statement of Stockholders' Equity for the six month period ended
 June 30, 2002 (Unaudited) .............................................................    3

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and
 2001 (Unaudited) ......................................................................    4

Notes to Consolidated Financial Statements (Unaudited) .................................    5

Management's Discussion and Analysis of Financial Condition and Results of Operations ..   11

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ............................   20

Item 6. Exhibits and Reports on Form 8-K ...............................................   20

Signatures .............................................................................   21

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                  FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                              -----------------------------   ------------------------------
                                                                   2002            2001            2002            2001
                                                              --------------   ------------   -------------   --------------
Revenue:
 Subscriber revenue .......................................     $       50      $      --      $       54       $       --
 Advertising revenue, net of agency fees ..................             20             --              49               --
                                                                ----------      ---------      ----------       ----------
Total revenue .............................................             70             --             103               --
                                                                ----------      ---------      ----------       ----------
Operating expenses:
 Cost of services (exclusive of depreciation expense
   shown separately below):
   Satellite and transmission .............................          8,450          7,418          17,207           14,423
   Programming and content ................................          4,125          1,906           7,908            3,920
   Customer service center and billing ....................          1,882          1,506           3,724            3,132
 Sales and marketing ......................................         30,901          4,704          46,560            9,678
 General and administrative ...............................          8,588          5,980          16,128           11,853
 Research and development .................................         13,425         11,264          21,138           26,078
 Depreciation expense .....................................         22,099          2,227          36,580            4,295
 Non-cash stock compensation expense (benefit) (1)                     491         11,647          (8,533)          12,589
                                                                ----------      ---------      ----------       ----------
Total operating expenses ..................................         89,961         46,652         140,712           85,968
                                                                ----------      ---------      ----------       ----------
    Loss from operations ..................................        (89,891)       (46,652)       (140,609)         (85,968)

Other income (expense):
 Interest and investment income ...........................          1,517          5,769           3,517            9,376
 Interest expense, net of amounts capitalized .............        (24,893)       (21,185)        (55,086)         (39,565)
                                                                ----------      ---------      ----------       ----------
Total other expense .......................................        (23,376)       (15,416)        (51,569)         (30,189)
                                                                ----------      ---------      ----------       ----------
    Net loss ..............................................       (113,267)       (62,068)       (192,178)        (116,157)
Preferred stock dividends .................................        (11,165)       (10,223)        (22,207)         (20,388)
Preferred stock deemed dividends ..........................           (171)          (170)           (342)            (339)
                                                                ----------      ---------      ----------       ----------
    Net loss applicable to common stockholders ............     $ (124,603)     $ (72,461)     $ (214,727)      $ (136,884)
                                                                ==========      =========      ==========       ==========
Net loss per share applicable to common stockholders
 (basic and diluted) ......................................     $    (1.62)     $   (1.35)     $    (2.85)      $    (2.71)
                                                                ==========      =========      ==========       ==========
Weighted average common shares outstanding (basic
 and diluted) .............................................         76,715         53,861          75,296           50,498
                                                                ==========      =========      ==========       ==========
(1) Allocation of non-cash stock compensation expense
    (benefit) to other operating expenses:
    Satellite and transmission ............................     $       84      $   1,697      $   (1,512)      $    1,685
    Programming and content ...............................             59          2,040          (1,862)           1,985
    Customer service center and billing ...................              3            205            (182)             211
    Sales and marketing ...................................            202          2,015          (1,170)           2,100
    General and administrative ............................             85          2,584          (1,771)           3,035
    Research and development ..............................             58          3,106          (2,036)           3,573
                                                                ----------      ---------      ----------       ----------
    Non-cash stock compensation expense (benefit) .........     $      491      $  11,647      $   (8,533)      $   12,589
                                                                ==========      =========      ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                            JUNE 30,       DECEMBER 31,
                                                                              2002             2001
                                                                         --------------   -------------
                                                                           (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents ...........................................     $   24,965      $    4,726
 Marketable securities ...............................................        294,781         304,218
 Restricted investments ..............................................             --          14,798
 Prepaid expenses ....................................................         20,238          12,161
 Other current assets ................................................            666             142
                                                                           ----------      ----------
   Total current assets ..............................................        340,650         336,045
Property and equipment, net ..........................................      1,076,743       1,082,915
FCC license ..........................................................         83,654          83,654
Restricted investments, net of current portion .......................          7,200           7,200
Other long-term assets ...............................................         15,153          17,791
                                                                           ----------      ----------
   Total assets ......................................................     $1,523,400      $1,527,605
                                                                           ==========      ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses ...............................     $   48,767      $   39,836
 Accrued interest ....................................................          4,665           5,477
 Satellite construction payable ......................................          1,475              --
 Current portion of long-term debt ...................................         30,000          15,000
                                                                           ----------      ----------
   Total current liabilities .........................................         84,907          60,313
Long-term debt, net of current portion ...............................        568,654         589,990
Deferred satellite payments and accrued interest .....................         70,576          67,201
Other long-term liabilities ..........................................          2,267           2,284
                                                                           ----------      ----------
   Total liabilities .................................................        726,404         719,788
                                                                           ----------      ----------
Commitments and contingencies
 9.2% Series A Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 4,300,000 shares authorized, 1,742,512 shares issued and outstanding at June 30, 2002 and December 31, 2001
   (liquidation preference of $174,251), at net carrying value
   including accrued dividends .......................................        185,016         177,120
 9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001
   par value: 2,100,000 shares authorized, 781,548 shares issued and outstanding at June 30, 2002 and December 31, 2001 (liquidation preference of $78,155), at net carrying value including accrued
   dividends .........................................................         80,988          77,338
 9.2% Series D Junior Cumulative Convertible Preferred Stock,
   $.001 par value: 10,700,000 shares authorized, 2,343,091 shares issued and outstanding at June 30, 2002 and December 31, 2001
   (liquidation preference of $234,309), at net carrying value
   including accrued dividends .......................................        241,713         230,710
Stockholders' equity:
 Common stock, $.001 par value: 500,000,000 shares authorized,
   76,769,223 and 57,455,931 shares issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively .................             77              57
 Additional paid-in capital ..........................................        985,978         827,590
 Accumulated other comprehensive income ..............................            400              --
 Accumulated deficit .................................................       (697,176)       (504,998)
                                                                           ----------      ----------
   Total stockholders' equity ........................................        289,279         322,649
                                                                           ----------      ----------
   Total liabilities and stockholders' equity ........................     $1,523,400      $1,527,605
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

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                   ACCUMULATED
                                             COMMON STOCK                             OTHER
                                         ---------------------     ADDITIONAL     COMPREHENSIVE    ACCUMULATED
                                            SHARES     AMOUNT   PAID-IN CAPITAL       INCOME         DEFICIT        TOTAL
                                         ------------ -------- ----------------- --------------- -------------- -------------
Balance, December 31, 2001 ............. 57,455,931      $57       $ 827,590          $  --      $(504,998)     $322,649
Net loss ...............................         --       --              --             --       (192,178)     (192,178)
Unrealized gain on
 available-for-sale securities .........         --       --              --            400             --           400
Sale of $.001 par value common
 stock, $9.85 per share, net of
 expenses .............................. 16,000,000       16         147,484             --             --       147,500
Conversion of 8 3/4% Convertible
 Subordinated Notes due 2009,
 including accrued interest ............  2,913,483        3          39,298             --             --        39,301
Compensation in connection
 with the issuance of common
 stock options .........................         --       --          (9,317)            --             --        (9,317)
Issuance of common stock to
 employees and employee
 benefit plans .........................    396,809        1           2,504             --             --         2,505
Exercise of stock options, $7.50
 per share .............................      3,000       --              22             --             --            22
Warrant expense associated
 with acquisition of
 programming ...........................         --       --              20             --             --            20
Reduction of warrant exercise
 price in connection with the
 amendment to the Term Loan
 Facility ..............................         --       --             926             --             --           926
Preferred stock dividends ..............         --       --         (22,207)            --             --       (22,207)
Preferred stock deemed
 dividends .............................         --       --            (342)            --             --          (342)
                                         ----------      ---       ---------          -----      ---------      --------
Balance, June 30, 2002 ................. 76,769,223      $77       $ 985,978          $ 400      $(697,176)     $289,279
                                         ==========      ===       =========          =====      =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                              FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           -------------------------------
                                                                                2002             2001
                                                                           --------------   --------------
Cash flows from operating activities:
 Net loss ..............................................................     $ (192,178)      $ (116,157)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation expense ................................................         36,580            4,295
   Accretion of debt ...................................................         24,065           21,124
   Expense incurred in connection with the conversion of debt ..........          9,650               --
   Non-cash stock compensation (benefit) expense .......................         (8,533)          12,589
   Write-off of fixed assets ...........................................          2,742               --
   Amortization of in-orbit satellite insurance ........................          5,513            5,513
   Amortization of debt issuance costs .................................          1,807            1,600
   Change in unrealized gain on marketable securities ..................          2,187           (2,682)
   Other ...............................................................             21               --
 Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
   Marketable securities ...............................................        (76,280)        (273,023)
   Restricted investments ..............................................           (202)            (524)
   Prepaid expenses ....................................................        (13,590)            (482)
   Other current assets ................................................           (524)             (33)
   Other long-term assets ..............................................           (111)           2,062
   Accounts payable and accrued expenses ...............................         10,651           (4,632)
   Accrued interest ....................................................          3,680            3,846
   Satellite construction payable ......................................          1,475           (9,310)
                                                                             ----------       ----------
    Net cash used in operating activities ..............................       (193,047)        (355,814)
                                                                             ----------       ----------
Cash flows from investing activities:
   Additions to property and equipment .................................        (33,150)         (35,492)
   Maturities of restricted investments, net ...........................         14,500           14,250
   Sales and maturities of marketable securities, net ..................         84,430               --
                                                                             ----------       ----------
    Net cash provided by (used in) investing activities ................         65,780          (21,242)
                                                                             ----------       ----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net .......................             --          145,000
   Proceeds from issuance of common stock, net .........................        147,500          229,503
   Other ...............................................................              6              296
                                                                             ----------       ----------
    Net cash provided by financing activities ..........................        147,506          374,799
                                                                             ----------       ----------
Net increase (decrease) in cash and cash equivalents ...................         20,239           (2,257)
Cash and cash equivalents at the beginning of period ...................          4,726           14,397
                                                                             ----------       ----------
Cash and cash equivalents at the end of period .........................     $   24,965       $   12,140
                                                                             ==========       ==========

Supplemental disclosure of cash flows from operating activities:
 Cash paid during the period for interest ..............................     $   21,310       $   22,035
 Common stock issued in satisfaction of accrued compensation ...........          1,720            2,649
Supplemental disclosure of non-cash investing and financing activities:
 Conversion of 8 3/4% Convertible Subordinated Notes due 2009,
   including accrued interest ..........................................     $   30,592       $       --
 Capitalized interest ..................................................          5,426            9,073

The accompanying notes are an integral part of these consolidated financial statements.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)


1.   BUSINESS

     Sirius Satellite Radio Inc., a Delaware corporation, broadcasts digital-quality radio programming via satellites to subscribers. From our three orbiting satellites, we directly broadcast digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports and entertainment programming.

     Our primary sources of revenue will be subscription fees and a one-time activation fee per subscriber. In addition, we derive revenues from selling limited advertising on our non-music channels. As of June 30, 2002, we had 3,347 subscribers.


2.   SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and
Article 10 of Regulation S-X for interim financial reporting. Accordingly, these statements do not include all of the information and footnotes disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Our condensed consolidated financial statements should be read in connection with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

     We emerged from development stage and entered commercial operations on February 14, 2002; as such, we revised our Consolidated Statements of Operations to reflect our operational status. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


Risks and Uncertainties

     Our future operations are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Among the key factors that have a direct bearing on our results of operations are our need for substantial additional financing by early 2003; our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios; the unproven market for our service; our competitive position; and the useful life of our satellites.


Revenue Recognition

     Revenue from subscribers consists of our monthly service fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship. We assume the average life of a subscriber to be 3.5 years for amortization purposes. The assumed term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available.

     We recognize advertising revenue from the sale of spot announcements to advertisers as the announcements are broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue on our Consolidated Statements of Operations.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)

Net Loss Per Share

     Basic net loss per share is based on the weighted average number of outstanding shares of our common stock during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 16,152,000 and 19,026,000 common stock equivalents were outstanding as of June 30, 2002 and 2001, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.



Property and Equipment

     All costs incurred to prepare our satellite radio system for use were capitalized. Such costs consist of satellite and launch vehicle construction, broadcast studio equipment, terrestrial repeater equipment and interest. The estimated useful lives of our property and equipment are as follows:



   Leasehold improvements ................................   15 years
   Satellite system ......................................   15 years
   Broadcast studio equipment ............................   3-8 years
   Terrestrial repeater equipment ........................   5-15 years
   Satellite telemetry, tracking and control .............   3-15 years
   Customer care, billing and conditional access .........   3-7 years
   Furniture, fixtures, equipment and other ..............   3-7 years

     The estimated useful lives of our satellites are fifteen years from the date that they were placed into orbit. We depreciate our satellite system on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered into ground storage in April 2002. All other property and equipment is depreciated over the estimated useful lives stated above.

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value is identified, the impairment will be measured in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we will employ an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are employed.


FCC License

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, for all fiscal years beginning after December 15, 2001, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our Federal Communications Commission ("FCC") license has an indefinite life and we will evaluate it for impairment on an annual basis. We completed an impairment analysis of our FCC license as of January 1, 2002 and there were no indicators of impairment. To date, we have not recorded any amortization expense related to our FCC license, and therefore are not required to include the transitional disclosures contained in SFAS No. 142.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The adoption of SFAS No. 143 had no impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which requires gains and losses from extinguishments of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, with early adoption encouraged. Our adoption of SFAS No. 145, effective May 15, 2002, will require us to reclassify the extraordinary gain we recognized on the extinguishment of a portion of our 15% Senior Secured Discount Notes due 2007 in December 2001.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. These estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond our control. Actual amounts could differ from these estimates.


Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current presentation.


3. INVESTMENTS


Marketable Securities

     Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because management no longer intends to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. We had an unrealized holding gain on these marketable securities of $1,600 and $3,387 at June 30, 2002 and December 31, 2001, respectively.


Restricted Investments

     Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. Included in restricted investments are short-term and long-term certificates of deposit of

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)

$7,200 and $7,789 as of June 30, 2002 and December 31, 2001, respectively, which are pledged to secure our reimbursement obligations under letters of credit required primarily by lessors of our headquarters. Also included in restricted investments as of December 31, 2001 were U.S. Treasury Notes of $14,209, which were used to pay interest on our 14 1/2% Senior Secured Notes due 2009 on May 15, 2002. These U.S. Treasury Notes were classified as held-to-maturity securities and unrealized holding gains and losses were not reflected in earnings. As of December 31, 2001, we had an unrealized holding gain of $196 related to these held-to-maturity securities.


4. DEFERRED SATELLITE PAYMENTS

     Space Systems/Loral, Inc. ("Loral") has deferred $50,000 due under our amended and restated satellite contract (the "Loral Satellite Contract"). The amount deferred, which approximates fair value, bears interest at 10% per year and was originally due in quarterly installments beginning in June 2002. Our fourth, spare, satellite was delivered to ground storage on April 19, 2002 and was originally expected to be delivered to ground storage in October 2000. Loral's delay in delivering this satellite resulted in a revision to the deferred satellite payment schedule as follows: $8,333 due in 2003, $25,001 due in 2004 and $16,666 due in 2005. We have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for this deferred amount, we have granted Loral a security interest in our terrestrial repeater network.


5. LONG-TERM DEBT

     Long-term debt consists of the following:



                                                                MATURITY      JUNE 30,      DECEMBER 31,
                                                                  DATE          2002            2001
                                                               ----------   ------------   -------------
15% Senior Secured Discount Notes due 2007 .................   12/01/07      $ 262,399       $ 242,286
14 1/2% Senior Secured Notes due 2009 ......................    5/15/09        177,857         176,346
8 3/4% Convertible Subordinated Notes due 2009 .............    9/29/09         16,461          45,936
Term Loan Facility (current interest rate of 7.1%) .........    Various        141,937         140,422
                                                                             ---------       ---------
 Total debt ................................................                 $ 598,654       $ 604,990
Less: current portion ......................................                   (30,000)        (15,000)
                                                                             ---------       ---------
   Total long-term debt ....................................                 $ 568,654       $ 589,990
                                                                             =========       =========

     Our obligations under the 15% Senior Secured Discount Notes due 2007,
14 1/2% Senior Secured Notes due 2009 and term loan facility are secured by a lien on the stock of Satellite CD Radio, Inc., the holder of our FCC license, and our fourth, spare satellite.

Acquisitions of 8 3/4% Convertible Subordinated Notes due 2009

     During the six months ended June 30, 2002, we acquired $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for 2,913,483 shares of our common stock.


Amendment of Term Loan Facility

     On March 26, 2002, we entered into an amendment to our term loan agreement with Lehman Brothers which adjusted the financial covenants, accelerated the payment schedule of the term loan and reduced the exercise price of the warrants that had been issued in connection with the term loan from $29.00 to $15.00 per share. In connection with this exercise price reduction, we adjusted the book value of our term loan and future amortization schedule.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)

     As amended, the term loan matures in installments as set forth below:




INSTALLMENT                              AMOUNT
------------------------------------   ---------
       June 30, 2002 ...............    $ 7,500
       September 30, 2002 ..........      7,500
       December 31, 2002 ...........      7,500
       March 31, 2003 ..............      7,500
       June 30, 2003 ...............     11,500
       March 31, 2004 ..............      3,375
       June 30, 2004 ...............      3,375
       September 30, 2004 ..........      3,375
       December 31, 2004 ...........      3,375
       March 31, 2005 ..............     23,750
       June 30, 2005 ...............     23,750
       September 30, 2005 ..........     23,750
       December 31, 2005 ...........     23,750

     At our option, we may defer the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days. We elected to defer the June 30, 2002 installment for ninety days.



6. COMMITMENTS AND CONTINGENCIES

     We have entered into agreements with providers of non-music programming. We are obligated, in certain instances, to pay license fees, to share advertising revenue from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $5,856, $15,964, $28,919, $23,297 and $714 for the remainder of 2002, and for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

     We have entered into sponsorship agreements to promote our brand. Our obligations under these agreements aggregate $4,816, $16,470 and $4,335 for the remainder of 2002, and for the years ending December 31, 2003 and 2004, respectively.

     In June 2002, we amended our agreement with Panasonic to release us from our purchase commitment and reduce the factory price of Sirius radios. We made a payment of $8,134 to Panasonic in connection with this amendment.


7. COMMON STOCK ISSUANCE

     In January 2002, we sold 16,000,000 shares of our common stock in an underwritten public offering, resulting in net proceeds of approximately $147,500.


8. INTEREST EXPENSE

     Interest expense, net of amounts capitalized, incurred for the six months ended June 30, 2002 and 2001 was $55,086 and $39,565, respectively. Included in interest cost for the six months ended June 30, 2002 was a non-cash expense associated with the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009 of $9,650. There were no induced conversions of our 83/4% Convertible Subordinated Notes due 2009 during the six months ended June 30, 2001.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

            (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)
                                  (UNAUDITED)

9. NON-CASH STOCK COMPENSATION


     In connection with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to an employee benefit plan, we record non-cash stock compensation benefits or expenses. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we recognized a non-cash stock compensation benefit of $9,717 for the six month period ended June 30, 2002, related to certain repriced stock options. We may record future non-cash stock compensation benefits or expenses associated with these repriced stock options based on the market value of our common stock at the end of each reporting period.

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

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

    o our need for substantial additional financing by early 2003;

    o our dependence upon third parties to manufacture, distribute, market and sell Sirius radios and components for those radios;

    o the unproven market for our service;

    o our competitive position; XM Satellite Radio, the other satellite radio provider in the United States, began offering its service nationally during the fourth quarter of 2001, has a substantial number of subscribers and may have certain competitive advantages; and

    o the useful life of our satellites, which have experienced circuit failures on their solar arrays, including failures during the recent quarter. The circuit failures our satellites have experienced are not expected to limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations.

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


OVERVIEW

     From our three orbiting satellites, we directly broadcast digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of commercial-free music in virtually every genre, and 40 channels of news, sports, and entertainment programming. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

     We emerged from the development stage in the first quarter of 2002 following the launch of our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We continued to expand our commercial service throughout the United States during the first and second quarters of 2002 and completed our national roll out on July 1, 2002.

     We had 3,347 subscribers as of June 30, 2002, and 6.510 subscribers as of August 11, 2002. We believe the number of subscribers has been constrained by a shortage of competitive radios at retail outlets and lack of national advertising and promotional efforts. Kenwood introduced an FM-modulated Sirius radio in August 2002, and Panasonic and Audiovox are expected to introduce FM-modulated Sirius radios in the third quarter of 2002. These products are expected to reduce any perceived competitive disadvantage that Sirius radios have experienced at retail.

     Our primary sources of revenue will be a $12.95 per month subscription fee and a one-time activation fee per subscriber. We also derive revenues from directly selling limited advertising on our non-music channels.

     Our operating expenses consist primarily of:

    o marketing costs, including marketing and sales personnel, advertising, promotions, equipment subsidies, and payments to retailers, dealers, distributors and automakers;

    o programming costs, including royalties to copyright holders, license fees to programming providers, and advertising revenue sharing arrangements;

    o costs of operating and maintaining our broadcast system, including costs of tracking and controlling our satellites, operating our terrestrial repeater network, and maintaining our national broadcast studio;

    o costs associated with the continuing development of our radio technology, including the costs of designing and developing future integrated circuits ("chip sets");

    o general and administrative costs, including salary and employment related expenses, rent and occupancy costs, insurance expenses and other miscellaneous costs, such as legal and consulting fees; and

    o depreciation associated with our satellite system, broadcast studio equipment, terrestrial repeater network and other systems and facilities.


     We are actively seeking to reduce our operating expenses, including the costs of sales and marketing, research and development, programming and content, customer service and billing and general and administrative, and to conserve our available cash.


RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
 2001

     We had net losses of $113,267 and $62,068 for the three months ended June 30, 2002 and 2001, respectively. Operating expenses increased to $89,961 for the three months ended June 30, 2002 from $46,652 for the three months ended June 30, 2001. The increase in operating expenses was attributable to the implementation of our sales and marketing campaign at the launch of our service, depreciation of our satellite system and terrestrial repeater network, amounts paid to radio manufacturers to reimburse them for the costs of developing Sirius radios and subsidize a portion of the costs of these radios and the increase in our workforce. We expect operating expenses to continue to increase as we build our subscriber base, and expand our workforce and operations.

     Revenue from subscriptions was $50 for the three months ended June 30, 2002. Revenue from subscribers consists of our monthly subscription fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship. We assume the average life of a subscriber to be 3.5 years for amortization purposes. Retail sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

     Advertising revenue, net of agency fees of $3, was $20 for the three months ended June 30, 2002. We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast.

     Satellite and transmission costs increased to $8,450 for the three months ended June 30, 2002 from $7,418 for the three months ended June 30, 2001. Satellite and transmission costs consist primarily of personnel costs and expenses associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The increase in costs related primarily to the expanded operation of our terrestrial repeater network during the 2002 period as we prepared for our national launch. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due, in large part, to increased or decreased costs of insuring our in-orbit satellites.

     Programming and content expenses increased to $4,125 for the three months ended June 30, 2002 from $1,906 for the three months ended June 30, 2001. Programming and content expenses include license fees to third parties that provide non-music content, costs associated with the production of our music and non-music programming, costs of our on-air talent, royalties for music broadcast on our service and programming personnel costs. The increase in costs during the 2002 period was primarily attributable to costs of on-air talent and license fees paid to acquire programming. We anticipate that our programming costs will increase over time as we continue to develop our channel line-up and incur additional royalties as a result of increased subscriber revenue.

     Customer service center and billing costs increased to $1,882 for the three months ended June 30, 2002 from $1,506 for the three months ended June 30, 2001. Customer service center and billing costs include costs associated with the full time operation of our customer service center and subscriber management system. We expect that our customer service center and billing costs will increase as we acquire subscribers. Customer service and billing costs on a per subscriber basis will be significantly reduced as our fixed operating costs are spread over a larger subscriber base.

     Sales and marketing expenses increased to $30,901 for the three months ended June 30, 2002 from $4,704 for the three months ended June 30, 2001. Sales and marketing expenses include costs related to sales and marketing personnel, advertising, consumer promotions, brand building activities, subsidies paid to radio manufacturers, commission payments to distributors and retailers and other payments to distributors and retailers to reimburse them for marketing and promotional activities. Sales and marketing expenses increased during the 2002 period due to the launch of our service, marketing and promotional activities by distributors and retailers, expenses related to our marketing and promotional efforts and the costs associated with subsidies paid to radio manufacturers in advance of acquiring subcribers. In addition, during the 2002 period we incurred a one-time charge of $2,742 related to the disposal of certain elements of our website. Sales and marketing expenses may increase in the future as we build brand awareness through national advertising, offer hardware subsidies and other incentives to acquire subscribers and pay commissions to retailers and other distributors.

     General and administrative expenses increased to $8,588 for the three months ended June 30, 2002 from $5,980 for the three months ended June 30, 2001. General and administrative expenses include rent and occupancy costs, corporate overhead and general and administrative personnel. The increase in the 2002 period related to the costs associated with the expansion of our workforce and other general corporate expenses.

     Research and development costs increased to $13,425 for the three months ended June 30, 2002 from $11,264 for the three months ended June 30, 2001. Research and development includes costs associated with our agreements with Agere Systems, Inc. (the successor to the micro-electronics group of Lucent Technologies, Inc.) to develop and manufacture chip sets for use in Sirius radios. In addition, we have agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Kenwood Corporation, Panasonic, Recoton Corporation, Sony Electronics Inc., Visteon Automotive Systems and others to design, develop and produce Sirius radios and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. Expenses related to our agreements with Agere and radio manufacturers aggregated $11,089 during the 2002 period, which included a payment of $8,134 to Panasonic to release us from our purchase commitment and reduce the factory price of Sirius radios. The overall increase was offset by a reduction in expenses as we completed our first generation of chip sets and Sirius radios. We expect that research and development costs will decline since our radio manufacturers have substantially completed the development of first generation Sirius radios and future chip set development is expected to consist of modifications to existing technology. We expect Agere to release our second generation chip set to our radio manufacturers in the fourth quarter of 2002. We anticipate that this second generation chip set will allow us to decrease significantly the cost of Sirius radios.

     Depreciation expense increased to $22,099 for the three months ended June 30, 2002 from $2,227 for the three months ended June 30, 2001. The increase principally relates to the depreciation of our satellite system and terrestrial repeater network which began upon commencement of our commercial operations in February 2002. During the 2002 period we began depreciating our spare satellite from the date it was accepted into ground storage in April 2002.

     We recognized non-cash stock compensation expense of $491 and $11,647 for the three months ended June 30, 2002 and 2001, respectively. Non-cash stock compensation for the 2001 period included a charge associated with the repricing of certain employee stock options. We expect to record future non-cash stock compensation benefits or expense related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

     Interest and investment income decreased to $1,517 for the three months ended June 30, 2002 from $5,769 for the three months ended June 30, 2001. This decrease was principally attributable to lower returns on our investments in U.S. government securities during the 2002 period.

     Interest expense was $24,893 for the three months ended June 30, 2002 and $21,185 for the three months ended June 30, 2001, net of amounts capitalized of $1,025 and $4,711, respectively. Gross interest expense for the 2002 period increased by $22 and capitalized interest decreased by $3,686, compared to the 2001 period. Included in interest expense for the three months ended June 30, 2002 is $336 of non-cash expense related to the induced conversion of $1,000 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

 SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

     We had net losses of $192,178 and $116,157 for the six months ended June 30, 2002 and 2001, respectively. Operating expenses increased to $140,712 for the six months ended June 30, 2002 from $85,968 for the six months ended June 30, 2001. The increase in operating expenses was attributable to the implementation of our sales and marketing campaign for the launch of our service, depreciation of our satellite system and terrestrial repeater network, amounts paid to radio manufacturers to reimburse them for the costs of developing Sirius radios and subsidize a portion of the costs of these radios and the increase in our workforce. We expect operating expenses to continue to increase as we build our subscriber base, and expand our workforce and operations.

     Revenue from subscriptions was $54 for the six months ended June 30, 2002. Revenue from subscribers consists of our monthly subscription fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship. Retail sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

     Advertising revenue, net of agency fees of $9, was $49 for the six months ended June 30, 2002. We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast.

     Satellite and transmission costs increased to $17,207 for the six months ended June 30, 2002 from $14,423 for the six months ended June 30, 2001. Satellite and transmission costs consist primarily of personnel costs and expenses associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The increase in costs related primarily to the expanded operation of our terrestrial repeater network during the 2002 period as we prepared for our national launch. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due, in large part, to increased or decreased costs of insuring our in-orbit satellites.

     Programming and content expenses increased to $7,908 for the six months ended June 30, 2002 from $3,920 for the six months ended June 30, 2001. Programming and content expenses include license fees to third parties that provide non-music content, costs associated with the production of our music and non-music programming, costs of our on-air talent, royalties for music broadcast on our service and programming personnel costs. The increase in costs during the 2002 period was primarily attributable to costs of on-air talent and license fees paid to acquire programming. We anticipate that our programming costs will increase over time as we continue to develop our channel line-up and incur additional royalties as a result of increased subscriber revenue.

     Customer service center and billing costs increased to $3,724 for the six months ended June 30, 2002 from $3,132 for the six months ended June 30, 2001. Customer service center and billing costs include costs associated with the full time operation of our customer service center and subscriber management system. We expect that our customer service center and billing costs will increase as we acquire subscribers. Customer service and billing costs on a per subscriber basis will be significantly reduced as our fixed operating costs are spread over a larger subscriber base.

     Sales and marketing expenses increased to $46,560 for the six months ended June 30, 2002 from $9,678 for the six months ended June 30, 2001. Sales and marketing expenses include costs related to sales and marketing personnel, advertising, consumer promotions, brand building activities, subsidies paid to radio manufacturers, commission payments to distributors and retailers and other payments to distributors and retailers to reimburse them for marketing and promotional activities. Sales and marketing expenses increased during the 2002 period due to the launch of our service, marketing and promotional activities by distributors and retailers, expenses related to our marketing and promotional efforts and the costs associated with subsidies paid to radio manufacturers in advance of acquiring subscribers. In addition, during the 2002 period we incurred a one-time charge of $2,742 related to the disposal of certain elements of our website. Sales and marketing expenses may increase in the future as we build brand awareness through national advertising, offer hardware subsidies and other incentives to acquire subscribers and pay commissions to retailers and other distributors.

     General and administrative expenses increased to $16,128 for the six months ended June 30, 2002 from $11,853 for the six months ended June 30, 2001. General and administrative expenses include rent and occupancy costs, corporate overhead and general and administrative personnel. The increase related to the costs associated with the expansion of our workforce and other general corporate expenses.

     Research and development costs decreased to $21,138 for the six months ended June 30, 2002 from $26,078 for the six months ended June 30, 2001. Research and development includes costs associated with our agreements with Agere to develop and manufacture chip sets and our agreements with radio manufacturers to design, develop and produce Sirius radios. Research and development costs decreased during the 2002 period as we completed our first generation chip set and our radio manufacturers substantially completed development of our first generation radios. The overall decrease was offset by expenses of $16,363 related to our agreements with Agere and radio manufacturers, which included a payment of $8,134 to Panasonic to release us from our purchase commitment and reduce the factory price of Sirius radios. We expect that research and development costs will decline since our radio manufacturers have substantially completed the development from Sirius radios and future chip set development is expected to consist of modifications to existing technology. We expect Agere to release our second generation chip set to our radio manufacturers in the fourth quarter of 2002. We anticipate that this second generation chip set will allow us to decrease significantly the cost of Sirius radios.

     Depreciation expense increased to $36,580 for the six months ended June 30, 2002 from $4,295 for the six months ended June 30, 2001. The increase principally relates to the depreciation of our satellite system and terrestrial repeater network which began upon commencement of our commercial operations in February 2002. During the 2002 period we began depreciating our spare satellite from the date it was accepted into ground storage in April 2002.

     We recognized a non-cash stock compensation benefit of $8,533 and non-cash stock compensation expense of $12,589 for the six months ended June 30, 2002 and 2001, respectively. The benefit in the 2002 period and the charge in the 2001 period were principally due to the repricing of certain employee stock options. We expect to record future non-cash stock compensation benefits or expenses related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

     Interest and investment income decreased to $3,517 for the six months ended June 30, 2002, from $9,376 for the six months ended June 30, 2001. This decrease was principally attributable to lower returns on our investments in U.S. government securities during the 2002 period.

     Interest expense was $55,086 for the six months ended June 30, 2002 and $39,565 for the six months ended June 30, 2001, net of amounts capitalized of $5,426 and $9,073, respectively. Gross interest expense for the 2002 period increased by $11,874 and capitalized interest decreased by $3,647, compared to the 2001 period. Included in interest expense for the six months ended June 30, 2002 is $9,650 of non-cash expense related to the induced conversion of $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had cash, cash equivalents and marketable securities totaling $319,746 and working capital of $255,743 compared with cash, cash equivalents, marketable securities and short-term restricted investments totaling $323,742 and working capital of $275,732 at December 31, 2001. As of August 12, 2002, we had cash, cash equivalents and marketable securities of $295,231.


CASH FLOWS

     Net cash used in operating activities was $193,047 for the six months ended June 30, 2002, as compared to $355,814 for the six months ended June 30, 2001. The decrease in cash used in operations was primarily attributable to less cash used to purchase marketable securities during the 2002 period. This decrease was offset by an increase in sales and marketing costs, satellite and transmission costs and programming costs in connection with the launch of our service in February 2002.

     Net cash provided by investing activities for the six months ended June 30, 2002 was $65,780 as compared to net cash used in investing activities of $21,242 for the six months ended June 30, 2001. The change from the prior period was principally due to a change in the classification of our marketable securities from trading to available-for-sale securities during the second quarter of 2002. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are classified as financing activities. During the second quarter of 2002, we had cash provided from the sale of marketable securities of $84,430.

     Net cash provided by financing activities for the six months ended June 30, 2002 was $147,506 as compared to $374,799 for the six months ended June 30, 2001. In January 2002, we issued 16,000,000 shares of common stock resulting in net proceeds of $147,500. During 2001, we completed an equity offering resulting in net proceeds of $229,300 and had net borrowings under our term loan facility of $145,000.


FUNDS RAISED TO DATE

     Since inception, we have funded the development of our system and the introduction of our service through the issuance of debt and equity securities. As of June 30, 2002, we had raised approximately $1,250,800 in equity capital from the sale of our common stock and convertible preferred stock. In addition, we have received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.


ADDITIONAL FUNDING REQUIREMENTS

     We have cash and cash equivalents to cover our estimated funding needs only into the second quarter of 2003. We anticipate that our additional funding needs through the end of 2003 will total approximately $300,000. After 2003, we may need as much as $300,000 of additional funds until our operations become self-sustaining, which we currently anticipate will not occur for several years, when we have approximately three million subscribers. However, if the growth rate of the number of subscribers is slower than expected or the cost of obtaining these subscribers is higher than forecast, our operations may become self-sustaining at a later date or may never become self-sustaining. The amount and timing of our cash requirements also depends upon other factors, including the rate of growth of our business, subscriber acquisition costs and costs of financing.


     We have engaged UBS Warburg LLC, an investment bank, to assist us in arranging one or more transactions to raise additional equity capital and reduce our indebtedness. In that connection, we are in discussions with key holders of our debt regarding exchanging all or a significant portion of such debt for equity, although we have not yet reached any agreement with debt holders regarding the terms of such an exchange.


     We are also in discussions with affiliates of Apollo Management, L.P. and The Blackstone Group L.P. regarding a substantial additional investment in our common stock. The terms of any transaction with Apollo and Blackstone will require the approval of a recently-appointed special committee of our board of directors, consisting solely of independent directors. The special committee has engaged the investment banking firm Miller Buckfire Lewis & Co., LLC, as well as separate counsel, to advise it.


     We cannot assure you that we will be able to arrange for additional equity capital, consummate a transaction to exchange debt for equity or consummate any transaction with Apollo and Blackstone. Given the current price of our common stock on the Nasdaq National Market, consummation of any of these transactions will dramatically reduce the percentage ownership interest of the current holders of our common stock. If we fail to timely raise additional funds, we will be forced to seek protection under the United States bankruptcy code, materially reduce our operations, significantly alter our business plan and/or seek the sale of our company.


TERM LOAN FACILITY


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

     As amended, the term loan matures in installments as set forth below:



INSTALLMENT                         AMOUNT
-------------------------------   ---------
  June 30, 2002 ...............    $ 7,500
  September 30, 2002 ..........      7,500
  December 31, 2002 ...........      7,500
  March 31, 2003 ..............      7,500
  June 30, 2003 ...............     11,500
  March 31, 2004 ..............      3,375
  June 30, 2004 ...............      3,375
  September 30, 2004 ..........      3,375
  December 31, 2004 ...........      3,375
  March 31, 2005 ..............     23,750
  June 30, 2005 ...............     23,750
  September 30, 2005 ..........     23,750
  December 31, 2005 ...........     23,750

     At our option, we may defer the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days. We elected to defer the June 30, 2002 installment for ninety days.


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

     Our failure to comply with these covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

CONTRACTUAL COMMITMENTS

     We have entered into agreements with providers of non-music programming and, in certain instances, are obligated to pay license fees, to share advertising revenues from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $5,856, $15,964, $28,919, $23,297 and $714 for the remainder of 2002, and for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

     We have entered into sponsorship agreements to promote our brand. Our obligations under these agreements aggregate $4,816, $16,470 and $4,335 for the remainder of 2002, and for the years ending 2003 and 2004, respectively.

     We have also entered into other agreements with automakers, radio manufacturers and others that include fixed payments, per-radio and per-subscriber required co-payments and revenue sharing arrangements. These future costs are dependent upon many factors and are not possible to estimate; however, these costs may be substantial.

     We may enter into additional programming, sponsorship, manufacturing and distribution agreements that contain provisions similar to our current agreements.


     In June 2002, we amended of our agreement with Panasonic to release us from our purchase commitment and reduce the factory price of Sirius radios. We made a payment of $8,134 to Panasonic in connection with this amendment.


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


     Subscription Revenue Recognition. Revenue from subscribers consists of our monthly subscription fee, recognized as the service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. Sales discounts and promotions reduce the amount of revenue recognized.


     Useful Lives of Satellites. We consider our satellite system to include the cost of satellite construction, launch vehicles, launch insurance and capitalized interest, including the cost of our spare satellite. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered into ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years; however, the spare satellite may be replaced at the time we launch a new satellite system.


     Marketable Securities. Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, marketable securities are classified as available for sale securities because management no longer intends to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     At our annual meeting of stockholders held on June 21, 2002, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:




                                         VOTES CAST
                                 ---------------------------
                                      FOR          AGAINST
                                 ------------   ------------
Leon D. Black ................   77,587,872        393,888
Joseph P. Clayton ............   76,584,168      1,397,592
Lawrence F. Gilberti .........   76,847,681      1,134,079
James P. Holden ..............   77,599,342        382,418
David Margolese ..............   75,463,701      2,518,059
Peter G. Peterson ............   77,585,457        396,303
Joseph V. Vittoria ...........   77,578,517        403,243

     At our annual meeting, stockholders also approved an amendment to our certificate of incorporation to increase our authorized common stock from 200,000,000 shares to 500,000,000 shares by a vote of 65,317,945 shares in favor, 12,430,574 shares against and 233,241 shares abstaining.


     In addition to the election of directors and the amendment to our certificate of incorporation, the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was ratified by a vote of 76,841,996 shares in favor, 957,791 shares against and 181,973 shares abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits.


     See Exhibit Index attached hereto.


     (b) Reports on Form 8-K.


     On April 18, 2002, we filed a Current Report on Form 8-K to report that we had dismissed Arthur Andersen LLP as our independent accounts and engaged Ernst & Young LLP to serve as our independent accountants for the year ending December 31, 2002.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SIRIUS SATELLITE RADIO INC.



                                          By: /s/ John J. Scelfo
                                             ----------------------------------

                                             John J. Scelfo

                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



August 13, 2002

                                EXHIBIT INDEX




EXHIBIT                                                    DESCRIPTION
--------- ------------------------------------------------------------------------------------------------------------
  3.1.1   Certificate of Amendment, dated June 16, 1997, to the Company's Certificate of Incorporation and
          the Company's Amended and Restated Certificate of Incorporation, dated January 31, 1994
          (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1999).

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

  3.5.1   Form of Certificate of Designations, Preferences and Relative, Participating, Optional and Other
          Special Rights of 101/2% Series C Convertible Preferred Stock (the "Series C Certificate of
          Designations") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
          Form S-4 (File No. 333-34761)).

  3.5.    Certificate of Correction to Series C Certificate of Designations (incorporated by reference to Exhibit
          3.5.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the
          "1997 Form 10-K")).

  3.5.3   Certificate of Increase of 101/2% Series C Convertible Preferred Stock (incorporated by reference to
          Exhibit 3.5.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1998).

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

  4.2     Form of certificate for shares of 101/2% Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No. 333-34761)).

  4.3     Form of certificate for shares of 9.2% Series A Junior Cumulative Convertible Preferred Stock
          (incorporated by reference to Exhibit 4.10.1 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1998 (the "1998 Form 10-K")).

EXHIBIT                                                DESCRIPTION
--------- ----------------------------------------------------------------------------------------------------
  4.4     Form of certificate for shares of 9.2% Series B Junior Cumulative Convertible Preferred Stock
          (incorporated by reference to Exhibit 4.10.2 to the 1998 Form 10-K).

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

EXHIBIT                                                DESCRIPTION
--------- ----------------------------------------------------------------------------------------------------
4.12      Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund,
          L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the
          1997 Form 10-K).
4.13      Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of
          New York, as trustee, relating to the Company's 141/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).
4.14      Form of 141/2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the 1999
          Units Registration Statement).
4.15      Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust
          Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999
          Units Registration Statement).
4.16      Common Stock Purchase Warrant granted by the Company to Ford Motor Company, dated June 11,
          1999 (incorporated by reference to Exhibit 4.5.1 to the 1999 Units Registration Statement).
4.17      Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 83/4% Convertible Subordinated Notes due 2009
          (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on
          October 13, 1999).
4.18      First Supplemental Indenture, dated as of September 29, 1999, between the Company and United
          States Trust Company of Texas, N.A., as trustee, relating to the Company's 83/4% Convertible
          Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company's Current
          Report on Form 8-K filed on October 1, 1999).
4.19      Form of 83/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of
          Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).
4.20      Common Stock Purchase Warrant granted by the Company to DaimlerChrysler Corporation dated
          May 13, 2002 (filed herewith).
4.21      Term Loan Agreement, dated as of June 1, 2000 (the "Term Loan Agreement"), among the
          Company, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication and administrative agent (incorporated by reference to Exhibit 4.22 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2000).
4.22      First Amendment, dated as of October 20, 2000, to the Term Loan Agreement (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001).
4.23      Second Amendment, dated as of December 27, 2000, to the Term Loan Agreement (incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2001).
4.24      Third Amendment, dated as of March 26, 2002, to the Term Loan Agreement (incorporated by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 2002).
4.25      Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-3 (File No.
           333-65602)).

EXHIBIT                                                      DESCRIPTION
---------------- --------------------------------------------------------------------------------------------------
   4.26          Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of
                 New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2001).

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

   *10.8         Employment Agreement, dated as of May 3, 2002, between the Company and Mary Patricia Ryan
                 (filed herewith).

   *10.9         Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2001).

   *10.10        1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration
                 Statement).

EXHIBIT                                                          DESCRIPTION
------------------ -------------------------------------------------------------------------------------------------------
     *10.11        Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1995).

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

     10.15.1       Stock Purchase Agreement, dated as of November 13, 1998 (the "Apollo Stock Purchase
                   Agreement"), by and among the Company, Apollo Investment Fund IV, L.P. and Apollo Overseas
                   Partners IV, L.P. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on
                   Form 8-K dated November 17, 1998).

     10.15.2       First Amendment, dated as of December 23, 1998, to the Apollo Stock Purchase Agreement
                   (incorporated by reference to Exhibit 10.28.2 to the Company's Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 1999).

     10.15.3       Second Amendment, dated as of December 23, 1999, to the Apollo Stock Purchase Agreement
                   (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on
                   December 29, 1999).

     10.16         Stock Purchase Agreement, dated as of December 23, 1999, by and between the Company and
                   Blackstone Capital Partners III Merchant Banking Fund L.P. (incorporated by reference to Exhibit
                   99.1 to the Company's Current Report on Form 8-K filed on December 29, 1999).

     10.17         Stock Purchase Agreement, dated as of January 28, 2000, among the Company, Mercedes-Benz USA,
                   Inc., Freightliner Corporation and DaimlerChrysler Corporation (incorporated by reference to
                   Exhibit 10.24 to the 1999 Form 10-K).

     10.18         Tag-Along Agreement, dated as of November 13, 1998, by and among Apollo Investment Fund IV,
                   L.P., Apollo Overseas Partners IV, L.P., the Company and David Margolese (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 17, 1998).

     +10.19        Agreement, dated as of June 11, 1999, between the Company and Ford Motor Company
                   (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for
                   the quarter ended June 30, 1999).

     +10.20        Joint Development Agreement, dated as of February 16, 2000, between the Company and XM
                   Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

     99.1          Certificate of Joseph P. Clayton, President and Chief Executive Officer, pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2          Certificate of John J. Scelfo, Executive Vice President and Chief Financial Officer, pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

----------
* This document has been identified as a management contract or compensatory plan or arrangement.

+ Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.