Form 10-Q
period 2002-09-30
SIRIUS SATELLITE RADIO INC
filed 2002-11-14
CIK 908937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes   X         No
             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.001 par value                   77,255,156 shares
--------------------------------------------------------------------------------
           (Class)                       (Outstanding as of November 8, 2002)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Part I - Financial Information

Consolidated Statements of Operations for the three and nine month             1
      periods ended September 30, 2002 and 2001 (Unaudited)

Consolidated Balance Sheets as of September 30, 2002 (Unaudited)               2
      and December 31, 2001

Consolidated Statements of Stockholders' Equity for the nine month             3
     period ended September 30, 2002 (Unaudited)

Consolidated Statements of Cash Flows for the nine month periods               4
      ended September 30, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                         5

Management's Discussion and Analysis of Financial Condition and               13
      Results of Operations

Controls and Procedures                                                       22


                           Part II - Other Information

Item 3. Default on Senior Securities                                          23

Item 6. Exhibits and Reports on Form 8-K                                      23

Signatures                                                                    24

Certifications                                                                25

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     For the Three Months             For the Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                   ------------------------        --------------------------
                                                                     2002            2001             2002            2001
                                                                   ---------       --------        ---------        ---------
Revenue:
     Subscriber revenue, net of rebates                            $     (51)      $      -        $       3        $       -
     Advertising revenue, net of agency fees                              62              -              111                -
     Other revenue                                                         6              -                6                -
                                                                   ---------       --------        ---------        ---------
Total revenue                                                             17              -              120                -
                                                                   ---------       --------        ---------        ---------

Operating expenses:
     Cost of services (excludes depreciation expense
       shown separately below):
            Satellite and transmission                                 8,140          8,294           25,347           22,717
            Programming and content                                    4,199          2,377           12,107            6,297
            Customer service and billing                               1,855          1,614            5,579            4,746
     Sales and marketing                                              33,314          5,494           79,874           15,172
     General and administrative                                        8,121          7,605           24,249           19,458
     Research and development                                          2,561         12,145           23,699           38,223
     Depreciation expense                                             23,011          2,336           59,591            6,631
     Non-cash stock compensation expense/(benefit) (1)                   538         (9,215)          (7,995)           3,374
                                                                   ---------       --------        ---------        ---------
Total operating expenses                                              81,739         30,650          222,451          116,618
                                                                   ---------       --------        ---------        ---------
          Loss from operations                                       (81,722)       (30,650)        (222,331)        (116,618)

Other income (expense):
     Expense associated with restructuring                            (1,905)             -           (1,905)               -
     Interest and investment income                                    1,013          5,010            4,530           14,386
     Interest expense, net of amounts capitalized                    (25,603)       (21,260)         (80,689)         (60,825)
                                                                   ---------       --------        ---------        ---------
Total other expense                                                  (26,495)       (16,250)         (78,064)         (46,439)
                                                                   ---------       --------        ---------        ---------
          Net loss                                                  (108,217)       (46,900)        (300,395)        (163,057)

Preferred stock dividends                                            (11,287)       (10,336)         (33,494)         (30,724)
Preferred stock deemed dividends                                        (171)          (170)            (513)            (509)
                                                                   ---------       --------        ---------        ---------

          Net loss applicable to common stockholders               $(119,675)      $(57,406)       $(334,402)       $(194,290)
                                                                   =========       ========        =========        =========

Net loss per share applicable to common
     stockholders (basic and diluted)                              $   (1.56)      $  (1.06)       $   (4.41)       $   (3.77)
                                                                   =========       ========        =========        =========

Weighted average common shares outstanding
     (basic and diluted)                                              76,852         54,063           75,820           51,575
                                                                   =========       ========        =========        =========
-------------

(1) Allocation of non-cash stock compensation expense/(benefit)
      to other operating expenses:
          Satellite and transmission                               $      66       $ (1,519)       $  (1,446)       $     166
          Programming and content                                         88         (1,888)          (1,774)              97
          Customer service and billing                                     4           (181)            (178)              30
          Sales and marketing                                            222         (1,789)            (948)             311
          General and administrative                                      99         (1,699)          (1,672)           1,336
          Research and development                                        59         (2,139)          (1,977)           1,434
                                                                   ---------       --------        ---------        ---------
      Total non-cash stock compensation expense/(benefit)          $     538       $ (9,215)       $  (7,995)       $   3,374
                                                                   =========       ========        =========        =========

       The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                      September 30,        December 31,
                                                                                          2002                2001
                                                                                      -------------        ------------
                                        ASSETS                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                         $   63,966           $    4,726
     Marketable securities                                                                184,732              304,218
     Restricted investments, short-term                                                         -               14,798
     Prepaid expenses                                                                      20,813               12,161
     Other current assets                                                                   1,985                  142
                                                                                       ----------           ----------
          Total current assets                                                            271,496              336,045

Property and equipment, net                                                             1,056,932            1,082,915
FCC license                                                                                83,654               83,654
Restricted investments, long-term                                                           7,200                7,200
Other long-term assets                                                                     14,263               17,791
                                                                                       ----------           ----------
               Total assets                                                            $1,433,545           $1,527,605
                                                                                       ==========           ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                             $   44,435           $   39,836
     Accrued interest                                                                      12,250                5,477
     Satellite construction payable                                                         1,400                    -
     Current portion of long-term debt                                                     41,500               15,000
                                                                                       ----------           ----------
         Total current liabilities                                                         99,585               60,313

Long-term debt                                                                            569,768              589,990

Deferred satellite payments and accrued interest                                           72,354               67,201

Other long-term liabilities                                                                 2,259                2,284
                                                                                       ----------           ----------
               Total liabilities                                                          743,966              719,788
                                                                                       ----------           ----------

Commitments and contingencies

9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 4,300,000 shares authorized, 1,742,512 shares issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation
   preference of $174,251), at net carrying value including accrued dividends             189,030              177,120

9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par
   value: 2,100,000 shares authorized, 781,548 shares issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation
   preference of $78,155), at net carrying value including accrued dividends               82,843               77,338

9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par
    value: 10,700,000 shares authorized, 2,343,091 shares issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation
    preference of $234,309), at net carrying value including accrued dividends            247,302              230,710

Stockholders' equity:
     Common stock, $.001 par value: 500,000,000 shares authorized,
          76,992,865 and 57,455,931 shares issued and outstanding at
          September 30, 2002 and December 31, 2001, respectively                               77                   57

     Additional paid-in capital                                                           975,057              827,590
     Accumulated other comprehensive income                                                   663                    -
     Accumulated deficit                                                                (805,393)            (504,998)
                                                                                       ----------           ----------
               Total stockholders' equity                                                 170,404              322,649
                                                                                       ----------           ----------
               Total liabilities and stockholders' equity                              $1,433,545           $1,527,605
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

                                                    Common Stock                     Accumulated Other
                                               ---------------------   Additional      Comprehensive   Accumulated
                                                 Shares      Amount  Paid-In Capital       Income        Deficit      Total
                                               ------------------------------------------------------------------------------
Balance, December 31, 2001.................... 57,455,931     $57      $827,590            $  -         $(504,998) $ 322,649

Net loss......................................          -       -             -               -          (300,395)  (300,395)

Unrealized gain on available-for-sale
    securities................................          -       -             -             663                 -        663

Sale of $.001 par value common stock,
    $9.85 per share, net of expenses.......... 16,000,000      16       147,484               -                 -    147,500

Conversion of 8 3/4% Convertible
    Subordinated Notes due 2009,
    including accrued interest................  2,913,483       3        39,298               -                 -     39,301

Compensation in connection with the
    issuance of common stock options..........          -       -        (9,406)              -                 -     (9,406)

Issuance of common stock to employees
    and employee benefit plans................    598,872       1         3,130               -                 -      3,131

Exercise of stock options, $7.50 per share....      3,000       -            22               -                 -         22

Warrant expense associated with
    acquisition of programming................          -       -            20               -                 -         20

Reduction of warrant exercise price in
    connection with the amendment to
    our Term Loan Facility....................          -       -           926               -                 -        926

Issuance of common stock in connection with
    conversion of 10 1/2% Series C Convertible
    Preferred Stock in prior period...........     21,579       -             -               -                 -          -

Preferred stock dividends.....................          -       -       (33,494)              -                 -    (33,494)

Preferred stock deemed dividends..............          -       -          (513)              -                 -       (513)
                                              -------------------------------------------------------------------------------

Balance, September 30, 2002................... 76,992,865     $77      $975,057            $663         $(805,393) $ 170,404
                                              ===============================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                              -------------------------
                                                                                 2002           2001
                                                                              ---------       ---------
Cash flows from operating activities:
     Net loss                                                                 $(300,395)      $(163,057)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation expense                                                    59,591           6,631
         Accretion of debt                                                       36,679          32,162
         Expense incurred in connection with the conversion of debt               9,650               -
         Non-cash stock compensation (benefit)/charge                            (7,995)          3,374
         Loss on impairment of fixed assets                                       3,666               -
         Amortization of in-orbit satellite insurance                             8,796           8,269
         Amortization of debt issuance costs                                      2,703           2,402
         Expense associated with restructuring                                    1,905               -
         Change in unrealized gain on marketable securities                       2,408            (739)
         Other                                                                       21               -
     Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
          Marketable securities                                                 (76,280)       (205,468)
          Restricted investments                                                   (202)           (909)
          Prepaid expenses and other current assets                             (17,696)         (1,927)
          Other long-term assets                                                   (117)          2,077
          Accounts payable and accrued expenses                                  13,043          14,433
          Accrued interest                                                        6,319          (9,685)
          Satellite construction payable                                          1,400          (9,310)
                                                                              ---------       ---------
            Net cash used in operating activities                              (256,504)       (321,747)
                                                                              ---------       ---------

Cash flows from investing activities:
          Additions to property and equipment                                   (37,274)        (53,864)
          Maturities of restricted investments, net of purchases                 14,500          14,050
          Proceeds from the sale of assets                                            -              13
          Sales of marketable securities, net of purchases                      194,521               -
                                                                              ---------       ---------
            Net cash provided by (used in) investing activities                 171,747         (39,801)
                                                                              ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt, net                                    -         145,000
     Proceeds from issuance of common stock, net                                147,500         229,593
     Payments associated with restructuring                                      (3,500)              -
     Other                                                                           (3)            348
                                                                              ---------       ---------
            Net cash provided by financing activities                           143,997         374,941
                                                                              ---------       ---------

Net increase in cash and cash equivalents                                        59,240          13,393
Cash and cash equivalents at the beginning of period                              4,726          14,397
                                                                              ---------       ---------
Cash and cash equivalents at the end of period                                $  63,966       $  27,790
                                                                              =========       =========

Supplemental disclosure of cash flows from operating activities:
     Cash paid during the period for interest                                 $  24,039       $  25,825
     Common stock issued in satisfaction of accrued compensation                  1,720           2,649

Supplemental disclosure of non-cash investing and financing activities:
     Common stock issued in connection with the conversion of 8 3/4%
         Convertible Subordinated Notes due 2009, including accrued interest  $  30,592       $       -
     Capitalized interest                                                         5,426          14,055

        The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

1. Business

         Sirius Satellite Radio Inc. broadcasts digital-quality radio programming from three orbiting satellites to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of 100% commercial-free music in virtually every genre, and 40 channels of news, sports and entertainment programming.

         Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system currently consists of our FCC license, three in-orbit satellites, one ground spare satellite, national broadcast studios, terrestrial repeater network and other assets used in our operations.

         We derive revenue from subscription fees, a one-time activation fee per subscriber and selling advertising on our non-music channels. As of September 30, 2002, we had 11,821 subscribers.

2. Restructuring of our Debt and Equity; the Lock-Up Agreement

         On October 17, 2002, we entered into a lockup agreement with affiliates of Apollo Management, L.P. ("Apollo"), The Blackstone Group L.P. ("Blackstone") and OppenheimerFunds, Inc. ("Oppenheimer"), and members of an informal noteholders committee, which includes Lehman Commercial Paper Inc. ("Lehman") and Space Systems/Loral, Inc. ("Loral"), pursuant to which each agreed to use commercially reasonable best efforts to restructure our debt and equity capital. Pursuant to the lockup agreement:

     o We agreed to commence a public exchange offer for all of our outstanding debt. Lehman, Loral and the holders of a majority in aggregate principal amount of our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our 8 3/4% Convertible Subordinated Notes due 2009 agreed to tender their debt securities in such exchange offer for common stock and deliver consents to amend the indentures under which the notes were issued and waive any existing defaults or defaults caused as a result of the restructuring. Assuming that all of our debt is tendered in this exchange offer, holders of our debt will own approximately 62% of our outstanding common stock after giving effect to the restructuring;

     o Apollo and Blackstone agreed to tender for cancellation all of our outstanding preferred stock in exchange for approximately 8% of our common stock after giving effect to the restructuring, and warrants to purchase 9.1% of our common stock after giving effect to the restructuring;

     o Apollo, Blackstone and Oppenheimer agreed to purchase newly issued shares of our common stock for an aggregate purchase price of $200,000 cash. These shares of common stock will represent approximately 22% of our common stock after giving effect to the restructuring; and

     o Existing holders of our common stock will retain 8% of our common stock after giving effect to the restructuring.

All ownership percentages are shown on a primary basis and do not give effect to any issuances of our common stock as the result of the exercise of outstanding options or warrants to purchase common stock.

         The completion of the debt exchange offer will be conditioned upon, among other conditions, our receipt of valid tenders from not less than 97% in aggregate principal amount of our outstanding debt and 90% in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009; provided that the holders of a majority in aggregate principal amount and accrued interest on our debt may reduce this minimum tender condition to not less than

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

90% in aggregate principal amount of our debt and may lower or eliminate the minimum condition applicable to our 8 3/4% Convertible Subordinated Notes due 2009. We reserve the right to waive the minimum tender condition, which we will be able to do only with the prior written consent of our board of directors, the holders of a majority in aggregate principal amount and accrued interest on our debt, Apollo and Blackstone.

         Consummation of the restructuring is subject to a number of significant conditions, including completion of the debt exchange offer, approval of existing stockholders, regulatory approval and other customary conditions. We expect to file a registration statement and a proxy statement relating to the restructuring with the Securities and Exchange Commission in November.

         Pursuant to the lockup agreement, we are also preparing a prepackaged plan of reorganization to file with the bankruptcy court as an alternative for effecting the restructuring if the conditions to completion of the exchange offer, including the minimum tender condition, are not met or waived but we do receive the required acceptances to seek confirmation of the prepackaged plan. We plan to solicit the vote of each holder of our debt and our stockholders in favor of this prepackaged plan.

         The prepackaged plan consists of a plan of reorganization that would effect the same transactions contemplated by the restructuring, including the issuance of common stock in exchange for our debt and our preferred stock and the new equity investment by Apollo, Blackstone and Oppenheimer. However, in the event that we determine to file the prepackaged plan with the bankruptcy court, Apollo, Blackstone and Oppenheimer may elect to terminate their obligations to purchase common stock. In that event, and provided no suitable alternative new equity investment is located, we will not seek confirmation of the prepackaged plan.

         We do not expect to pay the interest that comes due on our outstanding debt after October 17, 2002, the date of the lockup agreement, and prior to the consummation of the restructuring. Following the closing of the restructuring, we expect to cure any payment defaults with respect to any of our debt that remains outstanding.

3. Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and Satellite CD Radio, Inc., our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, these statements do not include all of the information and footnotes disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Our consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

         We emerged from development stage and entered commercial operations on February 14, 2002; as such, we revised our Consolidated Statements of Operations to reflect our operational status. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Risks and Uncertainties

         Our future operations are subject to the risks and uncertainties frequently encountered by companies in new and

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

rapidly evolving markets. Among the key factors that have a direct bearing on our results of operations are: our need for substantial additional financing by early 2003, although we have sufficient cash to cover our estimated funding needs through the second quarter of 2003; our dependence upon third parties to manufacture, distribute, market and sell our radios and components for those radios; the unproven market for our service; our competitive position; and the useful life of our satellites.

Revenue Recognition

         Revenue from subscribers consists of our monthly subscription fee, recognized as service is provided, and a non-refundable activation fee. Our non-refundable activation fee is recognized on a pro rata basis over the term of the subscriber relationship, assumed to be 3.5 years for amortization purposes. The assumed term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available.

         During the three months ended September 30, 2002, we offered a mail-in rebate program to new subscribers. As required by Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," we reported the cost of this program as a reduction of subscription revenue, as we pay mail-in rebates directly to subscribers. We have accrued for 100% of all potential rebates that were available to new subscribers, as historical data on our rebate program is not currently available. We will adjust the related accrual at the end of the mail-in rebate program to reflect the actual amounts paid to subscribers.

         We recognize advertising revenue from the sale of spot announcements to advertisers as the announcements are broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue on our Consolidated Statements of Operations.

Net Loss Per Share

         Basic net loss per share is based on the weighted average number of outstanding shares of our common stock during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 16,038,000 and 17,044,000 common stock equivalents were outstanding as of September 30, 2002 and 2001, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

Property and Equipment

         All costs incurred to prepare our satellite radio system for use were capitalized. Such costs consist of satellite and launch vehicle construction, broadcast studio equipment, terrestrial repeater equipment and interest. The estimated useful lives of our property and equipment are as follows:

     Leasehold improvements.................................   15 years
     Satellite system.......................................   15 years
     Broadcast studio equipment.............................   3-8 years
     Terrestrial repeater equipment.........................   5-15 years
     Satellite telemetry, tracking and control..............   3-15 years
     Customer care, billing and conditional access..........   3-7 years
     Furniture, fixtures, equipment and other...............   3-7 years

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

         The estimated useful lives of our satellites are fifteen years from the date that they were placed into orbit. We depreciate our satellite system on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. All other property and equipment is depreciated over the estimated useful lives stated above.

         We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, except for our FCC license discussed below, the impairment will be measured in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate.

FCC License

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, for all fiscal years beginning after December 15, 2001, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our FCC license has an indefinite life and we will evaluate it for impairment on an annual basis. We completed an impairment analysis of our FCC license as of January 1, 2002 and concluded that there were no indicators of impairment. To date, we have not recorded any amortization expense related to our FCC license, and therefore are not required to include the transitional disclosures contained in SFAS No. 142.

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which requires gains and losses from extinguishments of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, with early adoption encouraged. Our adoption of SFAS No. 145, effective May 15, 2002, required us to reclassify the extraordinary gain we recognized on the extinguishment of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 in December 2001.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability associated with an exit or disposal activity be measured at fair value and recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Our adoption of SFAS No. 146, effective June 30, 2002, had no impact on our financial position or results of operations.

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

4. Subscriber Revenue

         Subscriber revenue, which consists of subscription and activation fees, was offset by amounts accrued in connection with our mail-in rebate program. Mail-in rebates are paid by us directly to subscribers and are recorded as a reduction to subscription revenue in the period the subscriber activates our service. Historical data related to our mail-in rebate program is not currently available, therefore we are required to accrue 100% of all potential rebates that were available to new subscribers. We will adjust the related accrual at the end of the mail-in rebate program to reflect the actual amounts paid to subscribers. The mail-in rebate program has resulted in negative subscriber revenue for the three months ended September 30, 2002 and reduced subscriber revenue for the nine months ended September 30, 2002.

         The following table details the components of subscriber revenue:

                                       For the Three Months    For the Nine Months
                                        Ended September 30,    Ended September 30,
                                       --------------------   ---------------------
                                          2002       2001        2002        2001
                                         ------     ------      ------      ------
    Subscriber Revenue:
         Subscription revenue            $ 259       $  -        $ 310       $  -
         Activation revenue                  9          -           12          -
         Subscriber rebates               (319)         -         (319)         -
                                         -----       ----        -----       ----
    Total Subscriber Revenue             $ (51)      $  -        $   3       $  -
                                         =====       ====        =====       ====

5. Interest Expense

         Interest expense, net of amounts capitalized, for the nine months ended September 30, 2002 and 2001 was $80,689 and $60,825, respectively. Included in the nine months ended September 30, 2002 was a non-cash expense associated with the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009 of $9,650. There were no induced conversions of our 8 3/4% Convertible Subordinated Notes due 2009 during the nine months ended September 30, 2001.

6. Non-cash Stock Compensation

         In connection with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to an employee benefit plan, we record non-cash stock compensation benefits or expenses. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we recognized a non-cash stock compensation benefit of $9,717 for the nine month period ended September 30, 2002 related to certain repriced stock options. We may record future non-cash stock compensation benefits or expenses associated with these repriced stock options based on the market value of our common stock at the end of each reporting period.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

7. Investments

Marketable Securities

         Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because management no longer intends to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. We had an unrealized holding gain on marketable securities of $608 and $3,387 at September 30, 2002 and December 31, 2001, respectively.

Restricted Investments

         Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. Included in restricted investments are short-term and long-term certificates of deposit of $7,200 and $7,789 as of September 30, 2002 and December 31, 2001, respectively, which are pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters. Also included in restricted investments as of December 31, 2001 were U.S. Treasury Notes of $14,209, which were used to pay interest on our 14 1/2% Senior Secured Notes due 2009 on May 15, 2002. These U.S. Treasury Notes were classified as held-to-maturity securities and unrealized holding gains and losses were not reflected in earnings. As of December 31, 2001, we had an unrealized holding gain of $196 related to these held-to-maturity securities.

8. Deferred Satellite Payments

         Loral has deferred $50,000 due under our amended and restated satellite contract. The amount deferred, which approximates fair value, bears interest at 10% per year and was originally due in quarterly installments beginning in June 2002. Our fourth, spare, satellite was delivered to ground storage on April 19, 2002 and was originally expected to be delivered to ground storage in October 2000. Loral's delay in delivering this satellite resulted in a revision to the deferred payment schedule as follows: $8,333 due in 2003, $25,001 due in 2004 and $16,666 due in 2005. We have the right to prepay any deferred payments together with accrued interest, without penalty. As collateral security for this deferred amount, we have granted Loral a security interest in our terrestrial repeater network.

         Pursuant to the lockup agreement, Loral has agreed to tender its debt in exchange for shares of our common stock (See Note 2, "Restructuring of our Debt and Equity; the Lock-Up Agreement"). Upon consummation of the restructuring, the agreement relating to this debt and the security interest in our terrestrial repeater network will be cancelled.

9. Long-term Debt

         Our long-term debt consists of the following:

                                                         Maturity    September 30,    December 31,
                                                           Date          2002            2001
                                                         --------    -------------    ------------
15% Senior Secured Discount Notes due 2007               12/01/07      $273,073         $242,286
14 1/2% Senior Secured Notes due 2009                     5/15/09       178,618          176,346
8 3/4% Convertible Subordinated Notes due 2009            9/29/09        16,461           45,936
Term Loan Facility (current interest rate of 6.8%)        Various       143,116          140,422
                                                                       --------         --------
          Total debt                                                   $611,268         $604,990
Less: current portion                                                   (41,500)         (15,000)
                                                                       --------         --------
          Total long-term debt                                         $569,768         $589,990
                                                                       ========         ========

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

         Our obligations under the 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and term loan facility are secured by liens on the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our fourth, spare satellite.

Acquisitions of 8 3/4% Convertible Subordinated Notes due 2009

         During the nine months ended September 30, 2002, we acquired $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 in exchange for 2,913,483 shares of our common stock.

Default on 8 3/4% Convertible Subordinated Notes due 2009

         On September 29, 2002, we elected not to pay the interest due on our 8 3/4% Convertible Subordinated Notes due 2009. This failure to pay interest matured into an event of default under the indenture relating to our 8 3/4% Convertible Subordinated Notes due 2009 on October 30, 2002. If the holders of, or the trustee for, our 8 3/4% Convertible Subordinated Notes due 2009 accelerate the maturity of these notes, then this acceleration may result in an event of default under the indentures relating to our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009. Pursuant to the lockup agreement, Lehman and Loral have agreed not to pursue their rights to accelerate the maturity of their debt so long as the lockup agreement has not been terminated.

Amendment of Term Loan Facility

         On March 26, 2002, we entered into an amendment to our term loan agreement with Lehman, which adjusted the financial covenants, accelerated the payment schedule of the term loan and reduced the exercise price of the warrants that had been issued in connection with the term loan from $29.00 to $15.00 per share. In connection with this exercise price reduction, we adjusted the book value of our term loan and future amortization schedule.

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

At our option, we may defer the payments due on June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003 for a period of ninety days. We elected to defer the June 30, 2002 and September 30, 2002 installments for ninety days.

         Pursuant to the lockup agreement, Lehman has agreed to tender its term loan in exchange for shares of our common stock (See Note 2, "Restructuring of our Debt and Equity; the Lock-Up Agreement"). Further, pursuant to the lockup agreement, Lehman has agreed not to pursue its right to payment of principal, including the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

principal payments originally due on June 30, 2002 and September 30, 2002, and interest due under the term loan agreement so long as the lock-up agreement has not been terminated. We have paid interest on the term loan through September 10, 2002.

10. Commitments and Contingencies

         We have entered into agreements with providers of non-music programming and, in certain instances, are obligated to pay license fees, to share advertising revenues from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $942, $15,189, $28,075, $22,627 and $674 for the remainder of 2002 and for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

         We have entered into various marketing agreements to promote our brand. Our obligations under these agreements aggregate $10,534, $37,595, $16,343, $10,129 and $6,000 for the remainder of 2002 and for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

         We have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

11. Common Stock Issuance

         In January 2002, we sold 16,000,000 shares of our common stock in an underwritten public offering, resulting in net proceeds of approximately $147,500.

12. Subsequent Events

         On October 7, 2002, we cancelled the warrant previously issued to Ford Motor Company and issued a new warrant to Ford which entitles Ford to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. On October 25, 2002, we cancelled the warrant previously issued to DaimlerChrysler Corporation and issued a new warrant to Daimler which entitles Daimler to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Dollar amounts in thousands, unless otherwise stated)

Special Note Regarding Forward-looking Statements

         The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business--Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

     o our need for substantial additional financing by early 2003, although we have sufficient cash to cover our estimated funding needs through the second quarter of 2003;

     o our dependence upon third parties to manufacture, distribute, market and sell our radios and components for those radios;

     o    the unproven market for our service;

     o our competitive position; XM Satellite Radio, the other satellite radio provider in the United States, began offering its service before us, has a substantial number of subscribers and may have certain competitive advantages; and

     o the useful life of our satellites, which have experienced circuit failures on their solar arrays. At this time, the circuit failures our satellites have experienced are not expected to limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations.

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

Overview

         From our three orbiting satellites, we directly broadcast digital-quality radio to motorists throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 channels of 100% commercial-free music in virtually every genre, and 40 channels of news, sports, and entertainment programming. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

         We emerged from the development stage in the first quarter of 2002 following the launch of our service on February 14, 2002 in Denver, Colorado; Houston, Texas; Phoenix, Arizona; and Jackson, Mississippi. We continued to expand our commercial service throughout the United States during the first and second quarters of

2002 and completed our national roll out on July 1, 2002. We had 11,821 subscribers as of September 30, 2002, and 16,136 subscribers as of October 31, 2002.

         We derive revenue from subscription fees, a one-time activation fee per subscriber and selling advertising on our non-music channels.

         Our operating expenses consist primarily of:

         o marketing costs, including marketing and sales personnel, advertising, promotions, equipment subsidies, and payments to retailers, dealers, distributors and automakers;

         o programming costs, including royalties to copyright holders, license fees to programming providers, and advertising revenue sharing arrangements;

         o costs of operating and maintaining our broadcast system, including the costs of tracking, controlling and insuring our satellites, operating our terrestrial repeater network, and maintaining our national broadcast studio;

         o costs associated with the continuing development of our radio technology, including the costs of designing and developing future integrated circuits ("chip sets");

         o general and administrative costs, including salary and employment related expenses, rent and occupancy costs, corporate insurance expenses and other miscellaneous costs, such as legal and consulting fees; and

         o depreciation associated with our satellite system, broadcast studio equipment, terrestrial repeater network and other systems and facilities.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

         We had negative subscriber revenue of $51 for the three months ended September 30, 2002. Revenue from subscribers consists of our monthly subscription fee, recognized as service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently assumed to be 3.5 years. Subscription and activation revenue totaling $268 was offset by a $319 reduction in revenue related to our mail-in rebate program. Mail-in rebates are paid by us directly to subscribers and are recorded as a reduction to subscription revenue in the period the subscriber activates our service. Historical data related to our mail-in rebate program is not currently available, therefore we are required to accrue 100% of all potential rebates that were available to new subscribers, which resulted in negative subscriber revenue for the three months ended September 30, 2002. We will adjust the related accrual at the end of the mail-in rebate program to reflect the actual amounts paid to subscribers.

         Average monthly revenue per subscriber was approximately $12.38 for the three months ended September 30, 2002. Average monthly revenue per subscriber, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total earned subscription revenue (excluding amounts accrued in connection with the mail-in rebate program) and activation revenue over the daily weighted average number of subscribers for the quarter. We expect average revenue per subscriber to remain relatively stable during the remainder of 2002. Average revenue per subscriber in future periods will be dependent upon the amount of subscriber discounts and the identification of additional revenue streams from subscribers.

         Advertising revenue, net of agency fees of $11, was $62 for the three months ended September 30, 2002. We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast.

         We had net losses of $108,217 and $46,900 for the three months ended September 30, 2002 and 2001, respectively. Operating expenses increased to $81,739 for the three months ended September 30, 2002 from $30,650 for the three months ended September 30, 2001. The increase in operating expenses was attributable to the continued implementation of our sales and marketing campaign following the launch of our service, depreciation of our satellite system and terrestrial repeater network, amounts paid to radio manufacturers to subsidize a portion of the costs of our radios and the increase in our workforce. We expect operating expenses to continue to increase as we build our subscriber base and expand our operations.

         Satellite and transmission expenses decreased to $8,140 for the three months ended September 30, 2002 from $8,294 for the three months ended September 30, 2001. Satellite and transmission expenses consist primarily of personnel costs, in-orbit satellite insurance expense and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due, in large part, to increased or decreased costs of insuring our in-orbit satellites. Our indentures currently require us to maintain insurance covering our in-orbit satellites. We intend to evaluate the benefits of continuing to purchase in-orbit satellite insurance in light of the increased costs and the probability of an insurable failure occurring, and may decline to purchase such insurance.

         Programming and content expenses increased to $4,199 for the three months ended September 30, 2002 from $2,377 for the three months ended September 30, 2001. Programming and content expenses include license fees to third parties that provide non-music content, costs associated with the production of our music and non-music programming, costs of our on-air talent, royalties for music broadcast on our service and programming personnel costs. The increase in costs during the 2002 period was primarily attributable to costs of on-air talent and amounts paid to acquire programming. We anticipate that our programming costs will increase over time as we continue to develop our channel line-up, share additional advertising revenue from the increased price of spot advertisements sold to advertisers and incur additional royalties as a result of increased subscriber revenue.

         Customer service and billing costs increased to $1,855 for the three months ended September 30, 2002 from $1,614 for the three months ended September 30, 2001. Customer service center and billing costs include costs associated with the full time operation of our customer service center and subscriber management system. The increase in costs during the 2002 period was primarily attributable to additional customer representatives at our customer service center. We expect that our customer service center and billing costs will increase as we acquire subscribers. Customer service and billing costs on a per subscriber basis will be significantly reduced as our fixed operating costs are spread over a larger subscriber base. We have identified defects in our subscriber management system which, if not corrected in a timely manner, could negatively impact our business, including our ability to bill subscribers and accurately report financial information. We have notified the provider of this system that these defects must be resolved promptly.

         Sales and marketing expenses increased to $33,314 for the three months ended September 30, 2002 from $5,494 for the three months ended September 30, 2001. Sales and marketing expenses include costs related to sales and marketing personnel, advertising, sponsorships, consumer promotions, brand building activities, subsidies paid to radio manufacturers, commission payments to distributors and retailers and other payments to distributors and retailers to reimburse them for marketing and promotional activities. Sales and marketing expenses increased during the 2002 period due to the national launch of our service, marketing activities by distributors and retailers, our marketing and promotional efforts and the costs associated with subsidies paid to radio and chip set manufacturers in advance of acquiring subscribers. Sales and marketing expenses may increase in the future as we build brand awareness through national advertising, offer additional hardware subsidies paid to manufacturers of our radios and other incentives to acquire subscribers including commissions to retailers and other distributors.

         General and administrative expenses increased to $8,121 for the three months ended September 30, 2002 from $7,605 for the three months ended September 30, 2001. General and administrative expenses include rent and occupancy costs, corporate overhead and general and administrative personnel. The increase in the 2002 period is associated with the expansion of our workforce and a loss of
$924
on the disposal of assets associated with terminating a lease on non-essential office space, which was offset by a decrease in rent due to this termination.

         Research and development costs decreased to $2,561 for the three months ended September 30, 2002 from $12,145 for the three months ended September 30, 2001. Research and development includes costs associated with our agreements with Agere Systems, Inc. to develop and manufacture chip sets for use in our radios. In addition, we have agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Kenwood Corporation, Matsushita Communications Industrial Corporation USA, Visteon Automotive Systems and others to design, develop and produce our radios and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. The decrease in the 2002 period related to a reduction in expenses as we completed our first generation of chip sets and Sirius radios. The amount of our future research and development costs is dependent upon modifications to our existing technology and enhancements to our radios, and we expect this amount to decrease on an annual basis for 2003.

         Depreciation expense increased to $23,011 for the three months ended September 30, 2002 from $2,336 for the three months ended September 30, 2001. The increase principally relates to our satellite system and terrestrial repeater network, which we began depreciating during 2002, our first year of commercial operations.

         We recognized non-cash stock compensation expense of $538 and non-cash stock compensation benefit of $9,215 for the three months ended September 30, 2002 and 2001, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to an employee benefit plan. The non-cash stock compensation benefit for the 2001 period was principally due to the repricing of certain employee stock options. We may record future non-cash stock compensation benefits or expense related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

         Expenses associated with the restructuring of our debt and equity, consisting primarily of legal and advisory fees, totaled $1,905 for the three months ended September 30, 2002. We expect to incur significant additional expenses related to the restructuring of our debt and equity until the time the restructuring is consummated.

         Interest and investment income decreased to $1,013 for the three months ended September 30, 2002 from $5,010 for the three months ended September 30, 2001. This decrease was attributable to lower returns on our investments in U.S. government securities and lower average balances of cash, cash equivalents and marketable securities during the 2002 period.

         Interest expense was $25,603 for the three months ended September 30, 2002 and $21,260 for the three months ended September 30, 2001, net of amounts capitalized of $0 and $4,982, respectively.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

         Revenue from subscribers was $3 for the nine months ended September 30, 2002. Subscription and activation revenue totaling $322 was offset by $319 accrued for our mail-in rebate program. Mail-in rebates are paid by us directly to subscribers and are recorded as a reduction to subscription revenue in the period the subscriber activates our service. Historical data related to our mail-in rebate program is not currently available, therefore we are required to accrue 100% of all potential rebates that were available to new subscribers, which significantly reduced our subscriber revenue for the three months ended September 30, 2002. We will adjust the related accrual at the end of the mail-in rebate program to reflect the actual amounts paid to subscribers.

         Average monthly revenue per subscriber was approximately $12.41 for the nine months ended September 30, 2002. Average monthly revenue per subscriber, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total earned subscription revenue (excluding amounts accrued in connection with the mail-in rebate program) and activation revenue over the daily weighted average number of subscribers for the quarter.

         Advertising revenue, net of agency fees of $19, was $111 for the nine months ended September 30, 2002.

         We had net losses of $300,395 and $163,057 for the nine months ended September 30, 2002 and 2001, respectively. Operating expenses increased to $222,451 for the nine months ended September 30, 2002 from $116,618 for the nine months ended September 30, 2001. The increase in operating expenses was primarily attributable to the continued implementation of our sales and marketing campaign for the launch of our service, depreciation of our satellite system and terrestrial repeater network, amounts paid to radio manufacturers to subsidize a portion of the costs of these radios and the increase in our workforce.

         Satellite and transmission costs increased to $25,347 for the nine months ended September 30, 2002 from $22,717 for the nine months ended September 30, 2001. The increase in costs related primarily to the expanded operation of our terrestrial repeater network as we prepared for our national launch and an increase in the cost of in-orbit satellite insurance.

         Programming and content expenses increased to $12,107 for the nine months ended September 30, 2002 from $6,297 for the nine months ended September 30, 2001. The increase in costs during the 2002 period was primarily attributable to costs of on-air talent, license fees paid to acquire programming and advertising revenue share.

         Customer service and billing costs increased to $5,579 for the nine months ended September 30, 2002 from $4,746 for the nine months ended September 30, 2001. The increase in costs during the 2002 period was primarily attributable to costs of additional customer representatives at our customer service center.

         Sales and marketing expenses increased to $79,874 for the nine months ended September 30, 2002 from $15,172 for the nine months ended September 30, 2001. Sales and marketing expenses increased during the 2002 period due to the launch of our service, marketing activities by distributors and retailers, our marketing and promotional efforts, costs associated with subsidies paid to radio and chip set manufacturers in advance of acquiring subscribers and costs of providing live feeds of our service to retailers and other distributors. In addition, during the 2002 period we incurred a one-time charge of $2,742 related to the disposal of certain elements of our website.

         General and administrative expenses increased to $24,249 for the nine months ended September 30, 2002 from $19,458 for the nine months ended September 30, 2001. The increase in the 2002 period is associated with the expansion of our workforce and a loss of $924 on the disposal of assets associated with terminating a lease on non-essential office space, which was offset by a decrease in rent due to this termination.

         Research and development costs decreased to $23,699 for the nine months ended September 30, 2002 from $38,223 for the nine months ended September 30, 2001. Research and development costs decreased during the 2002 period as we completed our first generation chip set and our radio manufacturers substantially completed development of our first generation radios. The overall decrease was partially offset by a payment of $8,134 to Panasonic to release us from our purchase commitment and reduce the factory price of our radios.

         Depreciation expense increased to $59,591 for the nine months ended September 30, 2002 from $6,631 for the nine months ended September 30, 2001. The increase principally relates to the depreciation of our satellite system and terrestrial repeater network.

         We recognized a non-cash stock compensation benefit of $7,995 and non-cash stock compensation expense of $3,374 for the nine months ended September 30, 2002 and 2001, respectively. The non-cash stock compensation benefit for the 2002 period was principally due to the repricing of certain employee stock options. We may record future non-cash stock compensation benefits or expenses related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

         Expenses associated with the restructuring of our debt and equity, consisting primarily of legal and advisory fees, totaled $1,905 for the nine months ended September 30, 2002. We expect to incur significant additional expenses related to the restructuring of our debt and equity.

         Interest and investment income decreased to $4,530 for the nine months ended September 30, 2002, from $14,386 for the nine months ended September 30, 2001. This decrease was attributable to lower returns on our investments in U.S. government securities and lower average balances of cash, cash equivalents and marketable securities during the 2002 period.

         Interest expense was $80,689 for the nine months ended September 30, 2002 and $60,825 for the nine months ended September 30, 2001, net of amounts capitalized of $5,426 and $14,055, respectively. Included in interest expense for the nine months ended September 30, 2002 was $9,650 of non-cash expense related to the induced conversion of $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

Liquidity and Capital Resources

         At September 30, 2002, we had cash, cash equivalents and marketable securities totaling $248,698 and working capital of $171,911 compared with cash, cash equivalents, marketable securities and short-term restricted investments totaling $323,742 and working capital of $275,732 at December 31, 2001.

Cash Flows

         Net cash used in operating activities was $256,504 for the nine months ended September 30, 2002, as compared to $321,747 for the nine months ended September 30, 2001. The decrease in cash used in operations was primarily attributable to a reduction in cash used to purchase marketable securities during the 2002 period. This decrease was offset by an increase in sales and marketing costs, an increase in programming and content costs, and prepayments related to advertising.

         Net cash provided by investing activities for the nine months ended September 30, 2002 was $171,747 as compared to net cash used in investing activities of $39,801 for the nine months ended September 30, 2001. The change from the prior period was principally due to a change in the classification of our marketable securities from trading to available-for-sale securities during the second quarter of 2002, offset by a decrease in capital expenditures. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are classified as investing activities. During the second and third quarter of 2002, we received cash from the maturity of marketable securities of $194,521.

         Net cash provided by financing activities for the nine months ended September 30, 2002 was $143,997 as compared to $374,941 for the nine months ended September 30, 2001. During 2002, we issued 16,000,000 shares of common stock resulting in net proceeds of $147,500 and paid fees associated with the restructuring of $3,500. During 2001, we completed an equity offering resulting in net proceeds of $229,300 and had net borrowings under our term loan facility of $145,000.

Funds Raised to Date

         Since inception, we have funded the development of our system and the introduction of our service through the issuance of debt and equity securities. As of September 30, 2002, we had raised approximately $1,250,800 in equity capital from the sale of our common stock and convertible preferred stock. In addition, we have received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.

Additional Funding Requirements

         We have sufficient cash and cash equivalents to cover our estimated funding needs through the second quarter of 2003, without giving effect to the net proceeds from the sale of our common stock we expect to receive upon the closing of the restructuring discussed below. If the restructuring is not completed, we anticipate that our additional funding needs will total approximately $600,000 until our operations become self-sustaining, which we currently anticipate will not occur for several years, when we have approximately three million subscribers. However, if the growth rate of the number of subscribers is slower than expected or the cost of obtaining these subscribers is higher than forecast, our operations may become self-sustaining at a later date or may never become self-sustaining. The amount and timing of our cash requirements also depends upon other factors, including the rate of growth of our business, subscriber acquisition costs and costs of financing.

         On October 17, 2002, we entered into a lockup agreement with affiliates of Apollo Management, L.P. ("Apollo"), The Blackstone Group L.P. ("Blackstone") and OppenheimerFunds, Inc. ("Oppenheimer"), and members of an informal noteholders committee, which includes Lehman Commercial Paper Inc. ("Lehman"), Space Systems/Loral, Inc. ("Loral"), pursuant to which each agreed to use commercially reasonable best efforts to restructure our debt and equity capital. Pursuant to the lockup agreement:

     o We agreed to commence a public exchange offer for all of our outstanding debt. Lehman, Loral and the holders of a majority in aggregate principal amount of our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our 8 3/4% Convertible Subordinated Notes due 2009 agreed to tender their debt securities in such exchange offer for our common stock and deliver consents to amend the indentures under which the notes were issued and waive any existing defaults or defaults caused as a result of the restructuring. Assuming that all of our debt is tendered in this exchange offer, holders of our debt will own approximately 62% of our outstanding common stock after giving effect to the restructuring;

     o Apollo and Blackstone agreed to tender for cancellation all of our outstanding preferred stock in exchange for approximately 8% of our common stock after giving effect to the restructuring, and warrants to purchase 9.1% of our common stock after giving effect to the restructuring;

     o Apollo, Blackstone and Oppenheimer agreed to purchase newly issued shares of our common stock for an aggregate purchase price of $200,000 cash. These shares of common stock will represent approximately 22% of our common stock after giving effect to the restructuring; and

     o Existing holders of our common stock will retain 8% of our common stock after giving effect to the restructuring.

All ownership percentages are shown on a primary basis and do not give effect to any issuances of our common stock as the result of the exercise of outstanding options or warrants to purchase common stock.

         The completion of the debt exchange offer will be conditioned upon, among other conditions, our receipt of valid tenders from not less than 97% in aggregate principal amount of our outstanding debt and 90% in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009; provided that the holders of a majority in aggregate principal amount and accrued interest on our debt may reduce this minimum tender condition to not less than 90% in aggregate principal amount of our debt and may lower or eliminate the minimum condition applicable to our 8 3/4% Convertible Subordinated Notes due 2009. We reserve the right to waive the minimum tender condition, which we will be able to do only with the prior written consent of our board of directors, the holders of a majority in aggregate principal amount and accrued interest on our debt securities, Apollo and Blackstone.

         Consummation of the restructuring is subject to a number of significant conditions, including completion of the debt exchange offer, approval of existing stockholders, regulatory approval and other customary conditions. We expect to file a registration statement and a proxy statement relating to the restructuring with the Securities and Exchange Commission in November.

         Pursuant to the lockup agreement, we are also preparing a prepackaged plan of reorganization to file with the bankruptcy court as an alternative for effecting the restructuring if the conditions to completion of the exchange offer, including the minimum tender condition, are not met or waived but we do receive the required acceptances to seek confirmation of the prepackaged plan. We plan to solicit the vote of each holder of our debt and our stockholders in favor of this prepackaged plan.

         The prepackaged plan consists of a plan of reorganization that would effect the same transactions contemplated by the restructuring, including the issuance of common stock in exchange for our debt and our preferred stock and the new equity investment by Apollo, Blackstone and Oppenheimer. However, in the event that we determine to file the prepackaged plan with the bankruptcy court, Apollo, Blackstone and Oppenheimer may elect to terminate their obligations to purchase common stock. In that event, and provided no suitable alternative new equity investment is located, we will not seek confirmation of the prepackaged plan.

         We do not expect to pay the interest that comes due on our outstanding debt after October 17, 2002, the date of the lockup agreement, and prior to the consummation of the restructuring. Following the closing of the restructuring, we expect to cure any payment defaults with respect to any of our debt that remains outstanding.

         Following consummation of the restructuring, we expect to have sufficient cash to cover our funding needs into the second quarter of 2004. After giving effect to the restructuring, we anticipate that we can achieve cash flow breakeven with further additional funding of approximately $75,000.
We are continuing to evaluate initiatives that could enable us to achieve cash flow breakeven without raising additional funds. However, if the number of actual subscribers, or the costs to acquire new subscribers, differs substantially from our expectations, we may need substantial additional financing. These amounts are estimates and may change, and we may need additional funding in excess of these estimates. We may have to raise more funds than expected to remain in business and continue to develop and market our satellite radio service.

Default on our 8 3/4% Convertible Subordinated Notes due 2009

         On September 29, 2002, we elected not to pay the interest due on our 8 3/4% Convertible Subordinated Notes due 2009. As of September 30, 2002, there was $16,461 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 outstanding, and the aggregate amount of interest due with respect to these notes was $720. This failure to pay interest matured into an event of default under the indenture relating to our 8 3/4% Convertible Subordinated Notes due 2009 on October 30, 2002.

         If the holders of, or the trustees for, our 8 3/4% Convertible Subordinated Notes due 2009 accelerates the maturity of these notes, then this acceleration may result in an event of default under the indentures relating to our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009. Pursuant to the lockup agreement, Lehman and Loral have agreed not to pursue their rights to accelerate the maturity of their debt so long as the lockup agreement has not been terminated.

         We expect to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange these notes for shares of our common stock in November.

Contractual Commitments

         We have entered into agreements with providers of non-music programming and, in certain instances, are obligated to pay license fees, to share advertising revenues from this programming or to purchase advertising on properties owned or controlled by these providers. These obligations aggregate $942, $15,189, $28,075, $22,627 and $674 for the remainder of 2002, and for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

         We have entered into marketing agreements to promote our brand. Our obligations under these agreements aggregate $10,534, $37,595, $16,343, $10,129 and $6,000 for the remainder of 2002, and for the years ending December 31, 2003 and 2004, 2005 and 2006, respectively.

         We have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

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

         Subscription Revenue Recognition. Revenue from subscribers consists of our monthly subscription fee, recognized as the service is provided, and a non-refundable activation fee, recognized on a pro rata basis over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. Mail-in rebates are paid by us directly to subscribers and are recorded as a reduction to subscription revenue in the period the subscriber activates our service. Historical data related to our mail-in rebate program is not currently available, therefore we are required to accrue 100% of all potential rebates that were available to new subscribers.

         Average Monthly Revenue per Subscriber. Average monthly revenue per subscriber, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total earned subscription revenue (excluding amounts accrued for the mail-in rebate program) and activation revenue over the daily weighted average number of subscribers for the quarter.

         Useful Lives of Satellites. We consider our satellite system to include the cost of satellite construction, launch vehicles, launch insurance and capitalized interest, including the cost of our spare satellite. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years; however, the spare satellite may be replaced at the time we launch a new satellite system.

         Marketable Securities. Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, marketable securities are classified as available-for-sale securities because management no longer intends to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings.

Controls and Procedures

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and John J. Scelfo, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION
                          (Dollar amounts in thousands)


ITEM 3. Default on Senior Securities

         On September 29, 2002, we elected not to pay the interest due on our 8 3/4% Convertible Subordinated Notes due 2009. As of September 30, 2002, there was $16,461 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 outstanding, and the aggregate amount of interest due with respect to these notes was $720. The failure to pay this interest matured into an event of default under the indenture relating to our 8 3/4% Convertible Subordinated Notes due 2009 on October 30, 2002.

         If the holders of, or the trustee for, our 8 3/4% Convertible Subordinated Notes due 2009 accelerates the maturity of these notes, then this acceleration may result in an event of default under the indentures relating to our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009. Pursuant to the lockup agreement, Lehman and Loral have agreed not to pursue their rights to accelerate the maturity of their debt so long as the lockup agreement has not been terminated.

         We expect to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange these notes for shares of our common stock in November.

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

         See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIRIUS SATELLITE RADIO INC.

                                      By:    /s/ John J. Scelfo
                                            ---------------------------------
                                            John J. Scelfo
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

November 14, 2002

                                 Certifications


         I, Joseph P. Clayton, the Chief Executive Officer of Sirius Satellite Radio Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sirius Satellite Radio Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      By:  /s/ Joseph P. Clayton
                                          -----------------------------------
                                          Joseph P. Clayton
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

November 14, 2002

         I, John J. Scelfo, the Chief Financial Officer of Sirius Satellite Radio Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sirius Satellite Radio Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

November 14, 2002

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

4.6.12 Amendment to the Rights Agreement dated as of October 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 24, 2002).

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

4.16 Common Stock Purchase Warrant granted by the Company to Ford Motor Company, dated October 7, 2002 (filed herewith).

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

4.20      Common Stock Purchase Warrant granted by the Company to
          DaimlerChrysler Corporation dated October 25, 2002 (filed herewith).

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

Exhibit                            Description
-------                            -----------

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

*10.3 Employment Agreement, dated as of March 7, 2001, between the Company and John J. Scelfo (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

*10.4 Employment Agreement, dated as of August 29, 2001, between the Company and Michael S. Ledford (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit                            Description
-------                            -----------

*10.5 Employment Agreement, dated as of November 26, 2002, between the Company and Joseph P. Clayton (incorporated by reference to Exhibit
          10.6 to the 2001 Form 10-K).

*10.6 Employment Agreement, dated as of January 7, 2002, between the Company and Guy Johnson (incorporated by reference to Exhibit 10.7 to the 2001 Form 10-K).

*10.7 Employment Agreement, dated as of May 3, 2002, between the Company and Mary Patricia Ryan (filed herewith).

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

10.13 Lock-Up Agreement, dated as of October 17, 2002, among the Company and affiliates of Apollo Management, L.P., affiliates of The Blackstone Group L.P., OppenheimerFunds, Inc., as investment advisers for its affiliates, Lehman Commercial Paper Inc., Space Systems/Loral, Inc. and certain holders of the Company's 15% Senior Secured Discount Notes due 2007 and 14 1/2% Senior Secured Notes due 2009 (filed herewith).

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

Exhibit                            Description
-------                            -----------

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