Form 10-K
period 2002-12-31
SIRIUS SATELLITE RADIO INC
filed 2003-03-28
CIK 908937

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-24710
                              -------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

    On March 26, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's common stock on such date, was $279,033,709.

    The number of shares of the Registrant's common stock outstanding as of March 26, 2003 was 911,666,616.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                       None.

________________________________________________________________________________

                          SIRIUS SATELLITE RADIO INC.
                          2002 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE
--------                          -----------                           ----
                                     PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   17
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.....................................................   29
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   29

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   30
Item 11.  Executive Compensation......................................   36
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   42
Item 13.  Certain Relationships and Related Transactions..............   44
Item 14.  Controls and Procedure......................................   44
Item 15.  Principal Accountant Fees and Services......................   44

                                    PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   46
          Signatures
          Certification of Chief Executive Officer
          Certification of Chief Financial Officer

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

                   our need for substantial additional financing by early 2004, even following our recently completed recapitalization;

                   our competitive position; XM Satellite Radio, the other satellite radio service provider in the United States, began offering its service before us, has substantially more subscribers than us and may have certain competitive advantages;

                   our dependence upon third parties to manufacture, distribute, market and sell SIRIUS radios and components for those radios;

                   the unproven market for our service; and

                   the useful life of our satellites, which have experienced circuit failures on their solar arrays and may not be covered by insurance. The circuit failures our satellites have experienced to date are not expected to limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations.

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

ITEM 1. BUSINESS

    From our three orbiting satellites, we directly broadcast more than 100 channels, which we call 'streams', of digital-quality audio throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 streams of 100% commercial-free music in virtually every genre, and over 40 streams of news, sports, weather, talk, comedy, public radio and children's programming. Our broad and deep range of music as well as our news, sports and entertainment programming is not available on conventional radio in any market in the United States. We hold one of only two licenses issued by the Federal Communications Commission (the 'FCC') to operate a national satellite radio system.

    On February 14, 2002, we launched our service in select markets and on July 1, 2002, we launched our service nationwide. As of December 31, 2002, we had 29,947 subscribers. Our primary source of revenues is subscription and activation fees. In addition, we derive revenues from selling limited advertising on our non-music streams.

    We have agreements with Ford Motor Company, DaimlerChrysler Corporation, BMW of North America, LLC, Nissan North America, Inc. and Volkswagen of America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. These alliances cover all major brands and affiliates of these automakers, including Ford, Lincoln, Mercury, Jaguar, Land Rover, Chrysler, Mercedes, BMW, MINI, Jaguar, Mazda, Dodge, Jeep, Volvo, Nissan, Infiniti, Volkswagen, Audi and Freightliner and Sterling heavy trucks. Ford, DaimlerChrysler, BMW, Nissan and Volkswagen are not required to manufacture or sell vehicles that include SIRIUS radios pursuant to these agreements. In 2002, Ford, DaimlerChrysler, BMW, Nissan and Volkswagen sold or leased approximately eight million vehicles in the continental United States, approximately 48% of all new cars and trucks sold or leased in the continental United States.

    In the autosound aftermarket, SIRIUS radios are available for sale at various national and regional retailers, such as Best Buy, Circuit City, Ultimate Electronics, Tweeter Home Entertainment Group, Crutchfield and Good Guys. On December 31, 2002, SIRIUS radios were available at approximately 5,500 retail locations. In 2002, consumer electronics retailers in the United States sold over ten million car radios, of which approximately two million retailed for a price in excess of $200.

PROGRAMMING

    We program 60 streams of 100% commercial-free music under our brand 'SIRIUS' and offer over 40 additional streams of other formats, such as news, sports and entertainment programming. We believe that 60 music streams enable us to 'superserve' our subscribers with a greater range of content than is currently offered by traditional AM/FM radio.

    Our Music Streams. We design and originate the programming on each of our 60 commercial-free music streams. Each stream is operated as an individual radio station, with a distinct format and its own hosts. Our line-up of music streams currently consists of:

    POP
     Top 40 Hits
     Adult Contemporary
     Love Songs
     Easy Listening
     The Best of the `50s
     The Best of the `60s
     The Best of the `70s
     The Best of the `80s
     Christian Hits

    ROCK
     Classic Rock
     Deeper Classic Rock
     Jam Bands
     Adult Album Alternative
     Modern Rock
     Alternative Rock
     Classic Alternative
     Stadium Rock
     Eclectic Rock
     Mellow Rock
     Underground & Indie
     Hard Rock
     Blues

    COUNTRY
     Today's Country Hits
     Country Mix
     Classic Country
     Alternative Country
     Bluegrass

    HIP HOP
     Today's Rap
     Int'l Rap/Spoken Word
     Turntablism/Freestyle
     Old Skool Rap
     Rap Hits

    R & B
     Urban Contemporary
     R&B Hots
     Soul Ballads
     Classic Soul

    DANCE
     House Music
     Non Stop Club Mix
     Mainstream Dance
     Electronica
     Dance Hits
     Disco

    JAZZ/STANDARDS
     Contemporary Jazz
     Smooth Jazz
     Classic Jazz
     Swing
     Standards
     Broadway's Best

    CLASSICAL
     Symphonic
     Chamber Works
     Classical Voices

    VARIETY
     Latin Pop Mix
     Mexicana
     Reggae
     Folk
     Gospel
     Kids
     New Age
     World Music
     Live & Features

    We have assembled an extensive music library consisting of a deep range of recorded music in each genre, which is updated with new recordings as they are released. We have recruited program managers, who we call 'stream jockeys', from the recording, broadcasting and entertainment industries to manage the daily programming for each SIRIUS music stream.

    In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works -- songs -- and holders of copyrights in sound recordings -- tapes, compact discs or audio files. Musical works rights holders, generally songwriters and music publishers, are represented by performing rights societies such as ASCAP, or the American Society of Composers, Authors and Publishers, BMI, or Broadcast Music, Inc., and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.

    We have entered into license agreements with ASCAP and SESAC pursuant to which we pay royalties for our public performances of musical works. We have begun discussions with BMI regarding a similar license and hope to execute a reasonable agreement with BMI during 2003. If we are unable to reach an agreement with BMI, a royalty rate may ultimately be established through litigation.

    Sound recording rights holders, typically large record companies, are primarily represented by the RIAA, or the Recording Industry Association of America, which negotiates licenses and collects and distributes royalties. In March 2003, we entered into an agreement with the RIAA pursuant to which we pay royalties for our public performances of sound recordings.

    Our News, Sports and Entertainment Streams. In addition to our music streams, we offer over 40 streams of news, sports and entertainment programming, which includes limited commercial advertising.

    We currently air the following news, sports and entertainment streams:

  NEWS
    CNBC
    Bloomberg Radio
    ABC News & Talk
    CNN Headline News
    FOX News Channel
    NPR Now
    NPR Talk
    PRI's Public Radio Channel
    The Weather Channel Radio Nat'l
    The Weather Channel Radio East
    The Weather Channel Radio Central
    The Weather Channel Radio West
    C-SPAN Radio
    BBC World Service News
    World Radio Network
    BBC Mundo

  SPORTS
     ESPN Radio
     ESPNEWS
     Sports Byline USA
     Speed Channel Radio
     OLN Adventure Radio
     Radio Deportivo

  ENTERTAINMENT
     Radio Disney
     SIRIUS Trucking Network
     WSM Entertainment
     Radio Classics
     Court TV Plus
     SIRIUS Entertainment
     E! Entertainment Radio
     A&E Satellite Radio
     Discovery Channel Radio
     La Red Hispana
     Radio Amigo
     Radio Mujer
     The Word Network
     Wisdom Radio
     SIRIUS Right
     SIRIUS Left
     SIRIUS Talk
     SIRIUS Comedy
     Preview Channel

    We also transmit live play-by-play broadcasts of NBA games, including the 2003 NBA playoffs and finals, as part of our standard programming package. Our streams will change over time based upon feedback from our subscribers.

AGREEMENTS WITH AUTOMAKERS

    We have an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC, companies that we collectively refer to as DaimlerChrysler, which anticipates that DaimlerChrysler will manufacture, market and sell vehicles that include SIRIUS radios. This agreement covers all cars and light trucks manufactured by DaimlerChrysler as well as Freightliner and Sterling heavy trucks. As part of this agreement, we share with DaimlerChrysler a portion of the revenues we derive from subscribers using new DaimlerChrysler vehicles equipped to receive our broadcasts ('DaimlerChrysler Enabled Vehicles'). We reimburse DaimlerChrysler for certain advertising expenses and hardware costs of DaimlerChrysler Enabled Vehicles, and issued to DaimlerChrysler Corporation a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $3.00 per share. This warrant is exercisable based upon the number of DaimlerChrysler Enabled Vehicles that DaimlerChrysler manufactures, and is fully exercisable after 4,000,000 DaimlerChrysler Enabled Vehicles are manufactured. Our agreement with DaimlerChrysler extends to May 12, 2007, unless terminated earlier.

    DaimlerChrysler is offering SIRIUS radios as both a dealer and factory-installed feature. SIRIUS radios are currently available at Chrysler, Dodge and Jeep dealerships across the continental United States on 16 different 2003 model-year vehicles as a dealer-installed option, as a factory-installed option on the Chrysler 300M, and as standard equipment in the Dodge PT Dream Cruiser II.

    We also have an agreement with Ford Motor Company, which anticipates that Ford will manufacture, market and sell cars and trucks that include SIRIUS radios. This agreement includes all Ford brands, including Ford, Jaguar, Mazda, Volvo and Land Rover. As part of this agreement, we share with Ford a portion of the revenues we derive from subscribers using new Ford vehicles equipped to receive our broadcasts ('Ford Enabled Vehicles'). We also reimburse Ford for certain advertising expenses and hardware costs of Ford Enabled Vehicles, and have issued to Ford a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $3.00 per share. This warrant is exercisable based upon certain corporate events and the number of Ford Enabled Vehicles that Ford manufactures, and is fully exercisable after 1,500,000 Ford Enabled Vehicles are manufactured. Our agreement with Ford extends to October 7, 2007, unless terminated earlier.

    Ford, Lincoln, Mercury, Jaguar, Volvo and Land Rover have announced plans to offer SIRIUS radios as a dealer-installed option in select vehicles during the 2003 calendar year.

    Our agreement with BMW of North America, LLC, anticipates that BMW and MINI will market and sell vehicles that include SIRIUS radios. As part of this agreement, we share with BMW a portion of the revenues we derive from subscribers using BMW vehicles equipped to receive our broadcasts ('BMW Enabled Vehicles'). In addition, we reimburse BMW for certain advertising expenses and hardware costs of BMW Enabled Vehicles. All 2003 BMW 3 Series sedans and coupes, 5 Series sedans, and X5 vehicles equipped with an in-dash stereo that includes a compact disc player are compatible with SIRIUS radios.

    Our agreement with Nissan North America, Inc., anticipates that Nissan and Infiniti will market and sell vehicles that include SIRIUS radios. As part of this agreement, we reimburse Nissan for a portion of the engineering costs associated with the introduction of SIRIUS radios in Nissan and Infiniti vehicles. SIRIUS radios are available as a dealer-installed option in the 2003 model-year Nissan Pathfinder and Maxima and in the Infiniti FX45, G35 and G35 coupe. SIRIUS radios are also expected to become available as a dealer-installed option in the 2003 model-year Infiniti Q45 and M45. XM Radio has also entered into an agreement with Nissan.

    We have an agreement with Volkswagen of America, Inc., which anticipates that Volkswagen and Audi will market and sell vehicles that include SIRIUS radios. As part of this agreement, we reimburse Volkswagen for a portion of the engineering costs associated with the introduction of SIRIUS radios in Volkswagen and Audi vehicles. Volkswagen and Audi expect to introduce radios capable of receiving both our service and XM Radio's service when such radios become available. XM Radio has also entered into an agreement with Volkswagen.

    In addition to our agreements with DaimlerChrysler, Ford, BMW, Volkswagen and Nissan, we are in discussions with other automakers to include SIRIUS radios in new cars and trucks. Under our joint development agreement with XM Radio, any new agreements with automakers will be on a non-exclusive basis and will require that such automakers install radios capable of receiving both SIRIUS and XM Radio's satellite radio service as soon as such interoperable radios become available.

HERTZ

    We have an agreement with Hertz Corporation to make SIRIUS radios available as an option to its rental car customers. All of the SIRIUS radios installed in Hertz vehicles are owned by us, and installed and serviced at our expense by a company designated by Hertz. Our service is offered as a premium feature to Hertz customers for a daily fee, a portion of which we share with Hertz. Hertz will initially make available approximately 20,000 SIRIUS radios for renters of Ford's Taurus, Windstar, Escape, Expedition, Explorer, Mountaineer, Crown Victoria, and Mercury Sable and Grand Marquis models. Installation of SIRIUS radios in Hertz vehicles in California and Florida began in December 2002. In January 2003, Hertz expanded its offering of SIRIUS radio as an option to its customers in Las Vegas, Phoenix and Denver.

THE SIRIUS SYSTEM

    Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Motorists can receive our streams in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

    The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for national satellite radio broadcasts. We use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency allocation to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

    Our satellite radio system consists of three principal components:

         satellites and terrestrial repeaters;

         our national broadcast studio; and

         SIRIUS radios.

SATELLITES AND TERRESTRIAL REPEATERS

    Satellites. Space Systems/Loral delivered title to our three operating satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite was delivered to ground storage on April 19, 2002.

    Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than 350 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years from time of launch.

    Each operating satellite travels in a 'figure eight' pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three satellites operate north of the equator while the third satellite does not broadcast as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions that can result from signal blockage.

    We maintain in-orbit insurance policies covering our satellites from global space insurance underwriters. Our current policies cover in-orbit losses totaling $110 million per satellite, an amount sufficient to launch our replacement satellite, but not sufficient to purchase a new spare satellite. We intend to evaluate the benefits of continuing to purchase in-orbit satellite insurance in light of the increased costs of such insurance and the probability of an insurable failure occurring, and may decline to purchase such insurance or purchase less insurance than we currently maintain. In the event we decline to purchase in-orbit satellite insurance, a failure of any of our in-orbit satellites would not be covered by insurance. If we insure our satellites for an amount less than the cost of replacing the satellites and launching the replacements, a failure of any of our satellites may only be covered in part by insurance.

    If we are required to launch our spare satellite due to the in-orbit failure of one of our orbiting satellites, our operations would be interrupted or impaired for at least six months. If two or more of our satellites fail in orbit, our operations could be suspended for at least 16 months. In either event, our business would be materially impacted and we could default on our commitments to our distribution partners, creditors or others and may have to permanently discontinue operations or seek a purchaser for our business or assets.

    Our satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced capacity.

     Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, and in tunnels signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. To date, we have deployed 98 terrestrial repeaters in 61 urban areas. We may deploy additional terrestrial repeaters if we discover that our existing terrestrial repeaters fail to cover a significant number of subscribers or potential subscribers.

NATIONAL BROADCAST STUDIO

    Our programming originates from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites.

    The studios and transmission facilities at our national broadcast studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The national broadcast studio contains state-of-the-art production facilities and has been designed to broadcast more than 100 streams.

    Service commands to initiate and suspend subscriber service also are relayed from the national broadcast studio to our satellites for retransmission to subscribers' radios. Tracking, telemetry and control of our orbiting satellites is also performed from our national broadcast studio. These activities include routine satellite orbital maneuvers and monitoring of the satellites.

SIRIUS RADIOS

    We have entered into agreements with numerous consumer electronics manufacturers, including Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Kenwood Corporation, Matsushita Communication Industrial Corporation of USA, Recoton Corporation and Visteon Automotive Systems, to develop, manufacture and distribute SIRIUS radios.

    In the autosound aftermarket, SIRIUS subscribers have the choice of two different receiving devices for their cars -- an FM modulated radio or a three-band radio. In new cars and trucks, consumers receive SIRIUS through three-band (AM/FM/SAT) radios, which come installed by automakers or their dealers.

    FM Modulated Radios. FM modulated radios enable our service to be received in all vehicles with FM radios, or approximately 95% of all U.S. vehicles. The essential electronics for each FM modulated radio is contained in a small unit, approximately the size of a video cassette, that is customarily mounted in the vehicle's trunk. FM modulated radios from Audiovox, Clarion, Jensen, Kenwood and Panasonic are currently available at retailers nationally.

    Three-Band Radios. Three-band radios are nearly identical in appearance to existing car stereos and allow the user to listen to AM, FM or SIRIUS with the push of a button. Like existing radios, three-band radios may also incorporate cassette or compact disc players.

    In the autosound aftermarket, three-band radios from Kenwood and Clarion are currently available at retailers nationally. Three-band radios from Delphi, Alpine and Visteon are also available to DaimlerChrysler, BMW, Ford, Nissan and Volkswagen for factory or dealer installation. When factory-installed, the cost of the radio is generally included in the sticker price of the vehicle and may include a one year prepaid subscription to our service.

    The essential element of three-band radios and FM modulated radios is a set of integrated circuits, or a chip set, which permits the device to decode, decompress and output our broadcasts. New versions of this chip set, with enhanced features, superior performance or a lower price, are expected to be introduced periodically.

    Unified Standard. On February 16, 2000, we signed an agreement with XM Radio, the holder of the other FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both SIRIUS and XM Radio's services. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode radios. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we are working with XM Radio to promote adoption of the new standard by creating a service mark for satellite radio. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems. We anticipate that it will take several years to develop radios capable of receiving both services.

    As part of this joint development agreement, we and XM Radio have licensed our intellectual property to one another.

    Both companies expect to work with their automakers and radio manufacturers to integrate the new unified standard and have agreed that future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, we and XM Radio have agreed that future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis.

RECAPITALIZATION

    On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

                   we exchanged 545,012,162 shares of our common stock for approximately 91% of our outstanding debt, resulting in the cancellation of all of our Lehman term loans, all of our Loral term loans, approximately $251.2 million in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, approximately $169.7 million in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and approximately $14.7 million in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

                   we exchanged 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock for all of our outstanding cumulative convertible preferred stock;

                   we sold 24,060,271 shares of our common stock to affiliates of Apollo Management, L.P. for an aggregate of $25.0 million in cash;

                   we sold 24,060,271 shares of our common stock to affiliates of The Blackstone Group L.P. for an aggregate of $25.0 million in cash; and

                   we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. for an aggregate of $150.0 million in cash.

    After giving effect to these transactions, at March 7, 2003, we had in excess of $300.0 million of cash, cash equivalents and marketable securities; approximately $61.2 million in aggregate principal amount of outstanding debt, consisting of approximately $29.2 million in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, approximately
$30.3 million in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and approximately $1.7 million in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009; and approximately 911,479,700 shares of common stock outstanding. We recognized a non-cash gain during the first quarter of 2003 of approximately $257.0 million as a result of these transactions.

    In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

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

    On April 2, 1997, we were one of two winning bidders for an FCC license to operate a satellite digital audio radio service. Our FCC license expires on February 14, 2010. Prior to the expiration of the term, we will be required to apply for a renewal of our FCC license. We anticipate that, absent significant misconduct on our part, our FCC license will be renewed to permit operation of our satellites for their useful lives, and that a license would be granted for any replacement satellites.

    One of the losing bidders for an FCC license to provide satellite radio requested the FCC to review the grant of our license. The FCC denied this request and the matter was appealed to the United States Court of Appeals for the District of Columbia Circuit which upheld the FCC's denial in February 2003.

    In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our signal coverage. We have constructed 98 terrestrial repeaters in 61 urban areas throughout the United States. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was initiated by the FCC on March 3, 1997 and is still pending. Many comments have been filed as part of this rulemaking, including comments from the National Association of Broadcasters, major cellular telephone system operators and other holders of spectrum adjoining ours. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters and/or require us to reduce the power of our existing terrestrial repeaters. In the interim, the FCC has granted us special temporary authority to operate our terrestrial repeaters and offer our service. This special temporary authority is being challenged by one of the holders of spectrum adjoining ours. This authority is effective until such time as the FCC acts to terminate it and requires us not to cause harmful interference to other wireless services.

    Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio's system. On February 16, 2000, we signed an agreement with XM Radio to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio's services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, satisfies the interoperability condition contained in our FCC license. We notified the FCC of this agreement on October 6, 2000 and asked it to concur that our efforts to develop this unified standard satisfied the conditions to our license. The FCC has not responded to this request.

    The FCC has updated certain regulations, and has proposed to update other regulations, to govern the operations of unlicensed devices that may generate radio energy in the part of the spectrum used by us. The devices would be required to comply with FCC rules that prohibit these devices from causing harmful interference to an authorized radio service such as our service. If the FCC does not adopt adequate technical standards specifically applicable to these devices and the use of these unlicensed devices becomes commonplace, it may be difficult for us to enforce our rights to use spectrum without interference from such unlicensed devices. We believe that the currently proposed FCC rules must be strengthened to ensure protection of the spectrum allocated for our operations. During the past five years, we filed comments and other written submissions to the FCC and met with members and staff of the FCC to express our concerns and protect our right to use our spectrum without interference from unlicensed devices. The FCC's failure to adopt adequate standards could have an adverse effect on the reception of our service.

    The Communications Act prohibits the issuance of a license to a foreign government or a representative of a foreign government, and contains limitations on the ownership of common carrier, broadcast and some other radio licenses by non-U.S. citizens. We are regulated as a subscription-based, non-common carrier by the FCC and are not a broadcast service. As such, we are not bound by the foreign ownership provisions of the Communications Act. On November 30, 2001, in response to a petition to apply the foreign ownership rules to satellite digital audio radio services, the FCC confirmed that these rules do not apply. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment, without economic regulation.

    The foregoing discussion reflects the application of current communications law and FCC regulations to our service in the United States. Changes in law or regulations relating to communications policy or to matters affecting specifically our service could adversely affect our ability to retain our FCC license or the manner in which we operate. Further, actions of the FCC may be reviewed by U.S. federal courts and we cannot assure you that if challenged, these actions would be upheld.

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

PERSONNEL

    As of March 14, 2003, we had 304 employees. In addition, we rely upon a number of consultants and other advisors. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

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

    Our internet address is SIRIUS.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to
Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. SIRIUS.com is an inactive textual reference only, meaning that the information contained on
                                       10
the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

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

WE WILL STILL NEED ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE.

    We have sufficient cash to cover our estimated funding needs into the second quarter of 2004. We anticipate that we will need further additional funding of approximately $100 million before we achieve cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes. This amount is an estimate and may change, and we may need additional financing in excess of this estimate. Our actual funding requirements could vary materially from our current estimates. We may have to raise more funds than expected to remain in business and continue to develop and market our satellite radio service.

    We may continue to struggle to stay in business. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties, including, most importantly, the length of time and level of costs necessary to obtain the number of subscribers required to sustain our operations. At December 31, 2002, we had 29,947 subscribers. We estimate that we will need approximately two million subscribers before we achieve cash flow breakeven.

    We plan to raise future funds by selling debt or equity securities, or both, publicly and/or privately, and by obtaining loans or other credit lines from banks or other institutions. We may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain necessary financing on a timely basis, then our business would be materially impacted and we could default on commitments to our distribution partners, creditors or others, and may have to discontinue operations or seek a purchaser for our business or assets.

OUR BUSINESS MIGHT FAIL, EVEN AFTER OUR RECENT RESTRUCTURING.

    We were a development stage company until early 2002. We began generating revenues on February 14, 2002, although, to date, these revenues have not been significant. Our ability to generate significant revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain a sufficient number of subscribers and advertisers to our satellite radio service and whether we compete successfully. As of December 31, 2002, we had 29,947 subscribers.

    We cannot estimate with any certainty the long-term consumer demand for our service or the degree to which we will meet that demand. Among other things, consumer acceptance will depend upon whether we obtain, produce and market high quality programming consistent with consumers' tastes; the willingness of consumers to pay subscription fees to obtain our service; the cost and availability of SIRIUS radios; our marketing and pricing strategy; and the marketing and pricing strategy of our direct competitor, XM Radio. If demand for our service does not develop as expected, we may not be able to generate enough revenues to become profitable or to generate positive cash flow.

OUR EXPENDITURES AND LOSSES HAVE BEEN SIGNIFICANT AND ARE EXPECTED TO GROW.

    As of December 31, 2002, we had an accumulated deficit of approximately $927 million. We expect our cumulative net losses and cumulative negative cash flow to grow as we make payments
                                       11
under our various contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow we could default on commitments to our distribution partners, creditors or others, and may have to discontinue operations or seek a purchaser for our business or assets.

COMPETITION FROM XM RADIO AND TRADITIONAL AND EMERGING AUDIO ENTERTAINMENT PROVIDERS COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES.

    We compete with many entertainment providers for both listeners and advertising revenues, including XM Radio, the other satellite radio provider; traditional and digital AM/FM radio; internet based audio providers; direct broadcast satellite television audio services; and cable systems that carry audio services. XM Radio began commercial operations in September 2001, offers its service for a monthly charge of $9.99, features over 100 channels, and has acquired a significant number of subscribers. If consumers perceive that XM Radio offers a more attractive service or enhanced features, superior equipment alternatives, or has stronger marketing or distribution channels, it may gain a long-term competitive advantage over us. As of December 31, 2002, we had a total of 29,947 subscribers, while XM Radio reported approximately 347,000 subscribers.

    Unlike SIRIUS, traditional AM/FM radio has a well established and dominant market presence for its services and offers free broadcast reception supported by commercial advertising rather than by a subscription fee. Further, the incumbent terrestrial broadcasters have announced intentions to enhance their existing broadcasts with digital quality services utilizing new technology in the near future. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which we do not offer as effectively as local radio. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage.

FAILURE OF THIRD PARTIES TO PERFORM COULD ADVERSELY AFFECT OUR BUSINESS.

    We need to assure continued proper manufacturing and distribution of SIRIUS radios and development and provision of programming in connection with our service. Many of these tasks depend on the efforts of third parties, including:

                   automakers, which have entered into agreements which contemplate manufacturing, marketing and selling vehicles capable of receiving our service, but have limited or no obligations to do so;

                   Agere Systems, Inc., which has designed, developed and is manufacturing our chip set and is designing, developing and manufacturing the next generation of our chip set;

                   consumer electronics manufacturers, which are developing, manufacturing, distributing and marketing SIRIUS radios;

                   retailers, which are marketing and selling SIRIUS radios and promoting subscriptions to our service; and

                   other third party vendors, who have designed or operate important elements of our system, such as our call center or subscriber management system.

    If one or more of these third parties do not perform in a sufficient manner, our business will be adversely affected.

HIGHER THAN EXPECTED SUBSCRIBER ACQUISITION COSTS OR SUBSCRIBER TURNOVER COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting subscribers or incentivizing other parties are greater than expected, our financial performance and results of operations will be adversely affected.

    We expect to experience some subscriber turnover, or churn. We cannot predict the amount of churn we will experience or how successful we will be at retaining subscribers, including subscribers who purchase or lease vehicles that include a subscription to our service. High subscriber turnover, or our inability to attract customers who purchase or lease new vehicles to our service, would adversely affect our financial performance and results of operations.

PREMATURE DEGRADATION OR FAILURE OF OUR SATELLITES COULD DAMAGE OUR BUSINESS.

    We expect that our satellites will function effectively for approximately 15 years from the time of their launch, and that after this period their performance in delivering our satellite radio service will deteriorate. However, the useful life of any particular satellite may vary from this estimate. Our operating results would be adversely affected if the useful life of our satellites is significantly shorter than 15 years. The useful lives of our satellites will vary and depend on a number of factors, including:

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

    Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced to date are not expected to limit the power of our broadcast signal, reduce the expected useful life of our satellites or otherwise affect our operations. However, if a substantial number of additional circuit failures were to occur, the estimated useful life of our satellites could be reduced.

    If one of our three satellites fails in orbit and we are required to launch our spare satellite, our operations could be suspended for up to six months. If two or more of our satellites fail in orbit, our operations could be suspended for at least 16 months. In either event, our business would be materially impacted and we could default on our commitments to our distribution partners, creditors or others and may have to permanently discontinue operations or seek a purchaser for our business or assets.

LOSSES FROM SATELLITE DEGRADATION MAY NOT BE COVERED BY INSURANCE.

    We maintain in-orbit insurance policies from global space insurance underwriters. Our current policies cover in-orbit losses totaling $110 million per satellite, an amount sufficient to launch our replacement satellite, but not sufficient to purchase a new spare satellite.

    We intend to evaluate the benefits of continuing to purchase in-orbit satellite insurance in light of the increased costs and the probability of an insurable failure occurring, and may decline to purchase such insurance or purchase less insurance than we currently maintain. In the event we decline to purchase in-orbit satellite insurance, a failure of any of our in-orbit satellites would not be covered by insurance. Further, if we insure our in-orbit satellites for an amount less than the cost of replacing the satellites and launching the replacements, a failure of any of our satellites may only be covered in part by insurance.

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

    The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, and this authority is currently being challenged by operators of terrestrial wireless systems who have asserted that our repeaters may cause interference. The FCC's final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters and limit our ability to deploy additional repeaters. If we are required to significantly reduce the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

THE COMPANY THAT DEVELOPED AND OPERATES OUR SUBSCRIBER MANAGEMENT SYSTEM HAS FILED A PETITION TO REORGANIZE UNDER CHAPTER 11 OF THE BANKRUPTCY CODE. WE MAY BEGIN USING A NEW SUBSCRIBER MANAGEMENT SYSTEM IF THE BANKRUPTCY COURT PERMITS US TO TERMINATE OUR ARRANGEMENT WITH THAT COMPANY.

    On November 4, 2002, we notified Sentraliant, Inc., the company that developed and operates our subscriber management system, that it had breached the agreement under which it provides that system, and that, unless various defects and other problems with the system were corrected by January 3, 2003, the agreement would terminate on that date. We later extended the termination date to January 17, 2003. Sentraliant has informed us that it believes the issues we identified have been previously resolved, are enhancements to the system that had not yet been authorized by us, or are defects that are not material.

    On January 15, 2003, Sentraliant filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. On January 22, 2003, Sentraliant filed a proceeding with the Bankruptcy Court seeking:

                   a judgment requiring us to pay approximately $150,000 of fees we have not yet paid Sentraliant, and a declaratory judgment that our agreement with Sentraliant has not terminated and that our subscriber management system is free of material defects.

    The Bankruptcy Court has scheduled a trial on this matter for April 3 and 4, 2003. If the Bankruptcy Court finds that the subscriber management system is free of material defects, we will be required to continue our arrangement with Sentraliant. If the Bankruptcy Court finds that the agreement is no longer in effect or that the subscriber management system contains material defects, the agreement will be terminated. Termination of our agreement with Sentraliant will result in a non-cash charge of approximately $15 million related to the development of our subscriber management system.

    We are prepared to implement a new subscriber management system. Our new system effectively manages our existing customer data, captures new customer data and interfaces with our
                                       14
conditional access system, although we have not completed development and testing of all of the system's functions.

OUR NATIONAL BROADCAST STUDIO, TERRESTRIAL REPEATER NETWORK OR OTHER GROUND FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHES OR TERRORIST ACTIVITIES.

    An earthquake, tornado, flood, terrorists or other catastrophic event could damage our national broadcast studio or terrestrial repeater network, interrupt our service and harm our business in the affected area. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network or national broadcast studio in the event of a catastrophic event. Any damage to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in affected areas. Damage to our national broadcast studio would restrict our production of programming and require us to obtain programming from third parties to continue our service.

CONSUMERS COULD PIRATE OUR SERVICE.

    Like all radio transmissions, our signal is subject to interception. Pirates may be able to obtain or rebroadcast our own satellite radio service without paying the subscription fee. Although we use encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of our signal. If signal theft becomes widespread, it could harm our business.

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

OUR COMMON STOCK MAY BE DELISTED BY NASDAQ.

    Our common stock is currently listed on the Nasdaq National Market. We may fail to comply with the continued listing requirements of Nasdaq, and the failure to do so may result in the delisting of our common stock. Nasdaq rules require, among other things, that the minimum bid price of our common stock be at least $1.00. If the minimum bid price of our common stock closes below $1.00 for more than 30 consecutive trading days and we are unable to cure such defect within the cure period, Nasdaq may delist our common stock from the Nasdaq National Market. On March 20, 2003, Nasdaq informed us that the minimum bid price of our common stock had closed below $1.00 for more than 30 consecutive trading days and that we had until September 16, 2003 to cure the defect. If our common stock fails to close above $1.00 for ten consective days prior to September 16, 2003, we have the right to request a hearing prior to delisting by Nasdaq. Such delisting will have an adverse impact on liquidity of our common stock and, as a result, the market price for our common stock may become more volatile. Such delisting could make it more difficult for us to raise additional capital.

IF OUR COMMON STOCK IS DEEMED A 'PENNY STOCK', ITS LIQUIDITY WILL BE ADVERSELY AFFECTED.

    If the market price for our common stock remains below $1.00 per share, our common stock may be deemed to be a penny stock. If our common stock is considered a penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional conditions, some brokers may choose not to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

ITEM 2. PROPERTIES

    In March 1998, we signed a lease for the 36th and 37th floors and portions of the roof at 1221 Avenue of the Americas, New York, New York, to house our headquarters and national broadcast studio. We use portions of the roof for satellite transmission equipment and an emergency generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. The annual base rent is approximately $4.6 million, with specified increases and escalations based on operating expenses.

    We also lease office space in Princeton, New Jersey; Milford, Michigan; and Farmington Hills, Michigan. The aggregate annual base rent for these properties was approximately $163,000 for the year ended December 31, 2002. None of these leases are material to our business or operations.

ITEM 3. LEGAL PROCEEDINGS

    On September 18, 2001, a purported class action lawsuit, entitled Sternbeck
v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the United States District Court for the District of Vermont. Subsequently, additional purported class action lawsuits were filed. These actions have been consolidated in a single purported class action, entitled In re: Sirius Satellite Radio Securities Litigation, No. 01-CV-10863, pending in the United States District Court for the Southern District of New York. This action has been brought on behalf of all persons who acquired our common stock on the open market between February 16, 2000 and April 2, 2001. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated. The complaint seeks an unspecified amount of money damages. We believe that the allegations in the complaint have no merit and we will vigorously defend against this action.

    On June 13, 2002, we filed a motion with the United States District Court for the Southern District of New York requesting the Court dismiss the complaint in this action with prejudice pursuant to Federal Rules of Civil Procedure and the provisions of the Private Securities Litigation Reform Act. This motion is still pending.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol 'SIRI'. The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below:

                                                            HIGH         LOW
                                                            ----         ---
Year ended December 31, 2001
    First Quarter........................................  $35.00       $12.44
    Second Quarter.......................................   18.34         6.91
    Third Quarter........................................   10.81         3.34
    Fourth Quarter.......................................   11.63         2.30

Year ended December 31, 2002
    First Quarter........................................  $10.88       $ 4.14
    Second Quarter.......................................    5.78         3.28
    Third Quarter........................................    3.77         0.76
    Fourth Quarter.......................................    1.32         0.52

    On March 26, 2003, the closing bid price of our common stock on the Nasdaq National Market was $0.67 per share. On March 26, 2003, there were approximately 75,000 beneficial holders of our common stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2000, 2001 and 2002, and with respect to the consolidated balance sheets at December 31, 2001 and 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP and Ernst & Young LLP, independent auditors, included in Item 8 of this report. Our selected consolidated financial data with respect to the consolidated balance sheets at December 31, 1998, 1999 and 2000 and with respect to the consolidated statement of operations data for the years ended December 31, 1998 and 1999, are derived from our audited consolidated financial statements, which are not included in this report. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                          STATEMENT OF OPERATIONS DATA

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            1998       1999       2000        2001        2002
                                            ----       ----       ----        ----        ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...........................  $  --      $  --      $  --       $  --       $     805
Net loss................................   (48,396)   (62,822)   (134,744)   (235,763)   (422,481)
Net loss applicable to common
  stockholders..........................   (85,953)   (96,981)   (183,715)   (277,919)   (468,466)
Net loss per share applicable to common
  stockholders (basic and diluted)......  $  (4.79)  $  (3.96)  $   (4.72)  $   (5.30)  $   (6.13)
Weighted average common shares
  outstanding (basic and diluted).......    17,932     24,470      38,889      52,427      76,394

                               BALANCE SHEET DATA

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1998        1999         2000         2001         2002
                                        ----        ----         ----         ----         ----
                                                             (IN THOUSANDS)
Cash and cash equivalents...........  $150,190   $   81,809   $   14,397   $    4,726   $   18,375
Restricted investments, at amortized
  cost..............................     --          67,454       48,801       21,998        7,200
Marketable securities, at market....   115,433      317,810      121,862      304,218      155,327
Working capital(1)..................   180,996      303,865      143,981      275,732      151,289
Total assets........................   643,880    1,206,612    1,323,582    1,527,605    1,340,940
Long-term debt, net of current
  portion(2)........................   183,573      538,690      522,602      639,990      670,357
Accrued interest, net of current
  portion...........................       784        5,140       10,881       17,201       46,914
Preferred stock(3)..................   294,510      362,417      443,012      485,168      531,153
Accumulated deficit.................   (71,669)    (134,491)    (269,235)    (504,998)    (927,479)
Stockholders' equity(4).............  $ 77,953   $  134,179   $  290,483   $  322,649   $   36,846

---------

(1) The calculation of working capital includes current portions of long-term debt and accrued interest. Certain portions of long-term debt and accrued interest, which would have been classified as current absent the restructuring, are classified as long-term liabilities as of December 31, 2002, as they were exchanged for shares of our common stock on March 7, 2003, in connection with our restructuring.

(2) After giving effect to our recapitalization, at March 7, 2003, we had $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal of 8 3/4% Convertible Subordinated Notes due 2009. All of our Loral term loans and Lehman term loans were exchanged for common stock in connection with our restructuring.

(3) In connection with our recapitalization on March 7, 2003, all of our outstanding cumulative convertible preferred stock was exchanged for shares of our common stock and warrants to purchase shares of our common stock.

(4) No cash dividends were declared or paid in any of the periods presented.

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

    (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

OVERVIEW

    From our three orbiting satellites, we directly broadcast digital-quality audio throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 streams of 100% commercial-free music in virtually every genre, and over 40 streams of news, sports, weather, talk, comedy, public radio and children's programming. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

    We emerged from the development stage following the launch of our service on February 14, 2002 in select locations. We launched our service nationally on July 1, 2002.

    As of December 31, 2002, we had 29,947 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz. We derive revenue from:

     subscription fees, including revenue derived from our agreement with Hertz,

     activation fees collected from our customers, and

     selling limited advertising on our non-music streams.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    We had total revenue of $805 for the year ended December 31, 2002, including subscriber revenue of $623, consisting of subscription and non-refundable activations fees, advertising revenue of $146 and revenue from other sources of $36 for the year ended December 31, 2002. We did not have any revenue for the year ended December 31, 2001, as we were in our development stage.

    We recorded subscription revenue of $1,016 for the year ended December 31, 2002. These revenues were partially offset by $426 of costs associated with our mail-in rebate program. We recognize subscription fees as our service is provided. Mail-in rebates that are paid by us directly to subscribers were recorded as a reduction to subscription revenue in the period the subscriber activated service. We concluded the mail-in rebate program in the fourth quarter of 2002 and have adjusted the related accrual to reflect the actual amounts paid to subscribers. We expect to derive increased subscription revenue as our subscriber base increases. Future subscription revenue will be dependent upon, among other things, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

    We recorded revenue from activation fees of $33 for the year ended December 31, 2002. Activation fees are recognized ratably over the term of the subscriber relationship, currently assumed to be 3.5 years.

    Average monthly revenue per subscriber ('ARPU') for the year ended
December 31, 2002 was approximately $7.47. ARPU, excluding the cost of our mail-in rebate program, for the year ended December 31, 2002 was approximately $12.58. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total earned subscription revenue and activation revenue over the daily weighted average number of subscribers for the year. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs and the identification of additional revenue streams from subscribers.

    Advertising revenue, net of agency fees of $26, was $146 for the year ended December 31, 2002. We recognize advertising revenue from sales of spot announcements to advertisers as the announcements are broadcast.

    We had net losses of $422,481 and $235,763 for the years ended December 31, 2002 and 2001, respectively. Operating expenses increased to $313,932 for the year ended December 31, 2002 from $168,456 for the year ended December 31, 2001.

    Satellite and transmission expenses increased to $39,308 for the year ended December 31, 2002 from $31,056 for the year ended December 31, 2001. Satellite and transmission expenses consist primarily of personnel costs, in-orbit satellite insurance expense and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. For the year ended December
31, 2002 satellite and transmission expenses also included a loss of $5,005 on the disposal of equipment in connection with the optimization of our terrestrial repeater network. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due, in large part, to increased or decreased costs of insuring our in-orbit satellites.

    Programming and content expenses increased to $22,728 for the year ended December 31, 2002 from $9,836 for the year ended December 31, 2001. Programming and content expenses include license fees paid to third parties for music and non-music programming, costs associated with the production of our music and non-music programming, costs of our on-air talent, royalties for music broadcast on our service and the costs of programming personnel. The increase in costs during 2002 was primarily attributable to costs of on-air talent and music and non-music programming. We anticipate that our programming costs will increase over time as we continue to develop our channel line-up, share additional advertising revenue from the increased price of spot advertisements sold to advertisers and incur additional royalties.

    Customer service and billing costs increased to $7,862 for the year ended December 31, 2002 from $6,572 for the year ended December 31, 2001. Customer service and billing costs include costs associated with the full time operation of our customer service center and subscriber management system. The increase in costs during 2002 was primarily attributable to additional customer representatives at our customer service center. We expect that our customer service and billing costs will increase as we acquire subscribers. Customer service and billing costs on a per subscriber basis will be significantly reduced as our fixed operating costs are spread over a larger subscriber base.

    Sales and marketing expenses increased to $108,385 for the year ended December 31, 2002 from $21,566 for the year ended December 31, 2001. Sales and marketing expenses include costs related to sales and marketing personnel, advertising, sponsorships, consumer promotions, brand building activities, subsidies paid to radio and chip set manufacturers, commission payments to distributors and retailers and other payments to distributors and retailers to reimburse them for marketing and promotional activities. Sales and marketing expenses increased during 2002 due to our marketing and promotional efforts in connection with the national launch of our service, certain marketing activities by distributors, retailers and radio manufacturers, development of our brand and the costs associated with subsidies paid to radio and chip set manufacturers in advance of acquiring subscribers.

    Subscriber acquisition costs, which are included in sales and marketing expense, totaled approximately $21,038 for the year ended December 31, 2002. Subscriber acquisition costs, include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to manufacturers of SIRIUS radios in order to acquire new subscribers. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz, as a result amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

    We expect sales and marketing expenses to increase in the future as we build brand awareness through national advertising, continue to offer variable hardware subsidies to manufacturers of SIRIUS radios, commissions to retailers and other distributors and other incentives to acquire subscribers. In addition, we expect to incur significant costs related to our agreements with automakers as they begin production of SIRIUS enabled vehicles. We anticipate that the costs of certain subsidized components of SIRIUS radios will decrease as manufacturers experience economies of scale in production and we secure additional manufacturers of these components.

    General and administrative expenses increased to $30,682 for the year ended December 31, 2002 from $28,536 for the year ended December 31, 2001. General and administrative expenses include rent and occupancy costs, corporate overhead and costs of general and administrative personnel. The increase in 2002 was associated with increased consulting, legal and public relations costs and a loss of $924 on the disposal of assets associated with terminating a lease on non-essential office space. This increase was offset by a reduction in rent and occupancy costs of $4,518 primarily attributable to the termination of a lease of non-essential office space.

    Research and development costs decreased to $30,087 for the year ended December 31, 2002 from $47,794 for the year ended December 31, 2001. Research and development includes costs associated with our agreements with Agere to design and develop chip sets for use in SIRIUS radios. In addition, we have agreements with Alpine Electronics Inc., Audiovox Corporation, Clarion Co., Ltd., Delphi Corporation, Kenwood Corporation, Matsushita Communications Industrial Corporation USA, Visteon Automotive Systems and others to design, develop and produce SIRIUS radios and have agreed to pay certain costs associated with these radios. We record expenses under these agreements as work is performed. The decrease in 2002 related primarily to the reduction in chip set development costs as we completed our first generation of chip sets. Development costs of SIRIUS radios also decreased in 2002 as our manufacturing partners completed the majority of their radio development work during 2001. The overall decrease was partially offset by a payment of $8,134 to Panasonic to release us from our purchase commitment and reduce the factory price of SIRIUS radios. The amount of our future research and development costs is dependent upon modifications to our existing technology and enhancements to SIRIUS radios, and we expect these costs to decrease in future periods.

    Depreciation expense increased to $82,747 for the years ended December 31, 2002 from $9,052 for the year ended December 31, 2001. The increase principally related to the depreciation of our satellite system and terrestrial repeater network, which began during 2002, our first year of commercial operations.

    We recognized a non-cash stock compensation benefit of $7,867 and a non-cash stock compensation expense of $14,044 for the year ended December 31, 2002 and 2001, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options, the issuance of our common stock to employees and an employee benefit plan. The non-cash stock compensation benefit for 2002 and expense for 2001 was principally due to the repricing of certain employee stock options in April 2001. We may record future non-cash stock compensation benefits or expenses related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

    Expenses associated with the restructuring of our debt, consisting primarily of advisory and legal fees, totaled $8,448 for the year ended December 31, 2002. In addition, we have incurred costs of $4,259 related to the sale of common stock in connection with our recapitalization, which have been capitalized and will be used in determining the net proceeds from the transaction. We have incurred additional expenses related to the restructuring of our debt during the first quarter of 2003.

    We recognized a gain of $5,313 on the extinguishment of debt during 2001 in connection with our acquisition of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 in exchange for shares of our common stock.

    Interest and investment income decreased to $5,257 for the year ended December 31, 2002 from $17,066 for the year ended December 31, 2001. This decrease was attributable to lower returns on our investments in U.S. government securities and lower average balances of cash, cash equivalents and marketable securities during 2002.

    Interest expense increased to $106,163 for the year ended December 31, 2002 from $89,686 for the year ended December 31, 2001, net of amounts capitalized of $5,426 and $19,270, respectively. Interest expense for the years ended
December 31, 2002 and 2001 included non-cash costs of $9,650 and $8,259, respectively, associated with the induced conversion of $29,475 and $34,900, respectively, in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. We expect interest expense to decrease substantially in the future as a result of our debt restructuring.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 30, 2000

    We commenced commercial operations on February 14, 2002 and did not generate any subscriber or advertising revenue for the years ended December 31, 2001 and 2000.

    We had net losses of $235,763 and $134,744 for the years ended December 31, 2001 and 2000, respectively. Operating expenses increased to $168,456 for the year ended December 31, 2001 from $125,634 for the year ended December 31, 2000.

    Satellite and transmission costs increased to $31,056 for the year ended December 31, 2001 from $12,486 for the year ended December 31, 2000. The increase in costs in 2001 related primarily to a full year of in-orbit satellite insurance, additional personnel cost to support the operation of our satellites, terrestrial repeater network and broadcast studios and increased lease and maintenance costs associated with our terrestrial repeater network.

    Programming and content expenses increased to $9,836 for the year ended December 31, 2001 from $4,848 for the year ended December 31, 2000. The increase in costs during 2001 was primarily attributable to increased programming personnel, on-air talent and license fees for non-music programming as we prepared to launch our service.

    Customer service and billing costs increased to $6,572 for the year ended December 31, 2001 from $1,027 for the year ended December 31, 2000. The increase in costs during 2001 was primarily attributable to the cost of operating and maintaining licenses for our subscriber management system and the cost of additional customer representatives at our customer service center.

    Sales and marketing expenses increased to $21,566 for the year ended December 31, 2001 from $13,992 for the year ended December 31, 2000. Sales and marketing expenses increased during 2001 due to special events, promotional activities and sponsorships in preparation for the launch of our service. In addition, sales and marketing costs during 2001 included costs of our agreements with retailers and distributors of SIRIUS radios.

    General and administrative expenses increased to $28,536 for the year ended December 31, 2001 from $19,262 for the year ended December 31, 2000. The increase in 2001 was associated primarily with the hiring of additional personnel to support our operations and higher rent and occupancy costs associated with our national broadcast studio.

    Research and development costs decreased to $47,794 for the year ended December 31, 2001 from $64,489 for the year ended December 31, 2000. Research and development costs decreased during 2001 due to decreased development activity by our radio and chip set manufacturers, many of which completed a substantial portion of their efforts in 2000 and early 2001.

    Depreciation expense increased to $9,052 for the year ended December 31, 2001 from $2,352 for the year ended December 31, 2000. The increase principally related to the depreciation of our broadcast studio equipment, leasehold improvements and furniture in our national broadcast studio.

    We recognized a non-cash stock compensation expense of $14,044 and $7,178 for the years ended December 31, 2001 and 2000, respectively. The non-cash stock compensation expense for 2001 was principally due to the repricing of certain employee stock options in April 2001.

    Interest and investment income decreased to $17,066 for the year ended December 31, 2001 from $24,485 for the year ended December 31, 2000. This decrease was primarily attributable to lower returns on our investments in U.S. government securities and commercial paper issued by major U.S. corporations during 2001.

    Interest expense was $89,686 for the year ended December 31, 2001 and $33,595 for the year ended December 31, 2000, net of amounts capitalized of $19,270 and $63,728, respectively. Interest expense for the years ended December 31, 2001 and 2000 included non-cash costs of $8,259 and $12,432, respectively, associated with the induced conversion of $34,900 and $52,914, respectively, in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

CASH FLOWS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    Net cash used in operating activities was $320,811 for the year ended December 31, 2002, as compared to $334,754 for the year ended December 31, 2001. The decrease in cash used in operations was primarily attributable to our transactions in marketable securities during 2002 and the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $244,249 for the year ended December 31, 2002 from $152,439 for the year ended December 31, 2001. This increase was primarily due to the cost of our sales and marketing campaign in connection with the launch of our service, the costs of acquiring subscribers and the cost of producing our music and non-music programming. In addition, during 2002 we paid for subscriber acquisition costs, advertising media and in-orbit satellite insurance in advance of incurring the expense associated with these items.

    Net cash provided by investing activities for the year ended December 31, 2002 was $199,679, as compared to net cash used in investing activities of $50,146 for the year ended December 31, 2001. The change from the prior period was principally due to a change in the classification of our marketable securities from trading securities to available-for-sale securities during the second quarter of 2002. Excluding our transactions in restricted investments and available-for-sale securities, cash used in investing activities decreased to $41,625 for the year ended December 31, 2002 from $78,696 for the year ended December 31, 2001. This decrease was a result of less capital expenditures during the year ended December 31, 2002, as we substantially completed the construction of our satellite system by December 31, 2001.

    Net cash provided by financing activities for the year ended December 31, 2002 was $134,781, as compared to $375,229 for the year ended December 31, 2001. During 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500 and paid fees associated with our recapitalization of $12,707. During 2001, we completed an equity offering resulting in net proceeds of $229,300 and had net borrowings under our Lehman term loan facility of $145,000.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

    Net cash used in operating activities was $334,754 for the year ended December 31, 2001, as compared to net cash provided by operating activities of $111,974 for the year ended December 31, 2000. The increase in cash used in operations was primarily attributable to our transactions in marketable securities as purchases exceeded sales during 2001 and sales exceeded purchases during 2000. Excluding our transactions in marketable securities, cash used in operating activities increased to $152,439 for the year ended December 31, 2001 from $77,724 for the year ended December 31, 2000. The increase was due to the preparation for, and marketing of, our commercial launch and the increase in satellite and transmission costs as our satellite system was in operation for a full year.

    Net cash used in investing activities for the year ended December 31, 2001 was $50,146, as compared to $364,627 for the year ended December 31, 2000. The decrease in net cash used by investing activities was due to a decrease in capital expenditures as we substantially completed the construction of our satellites by December 31, 2000.

    Net cash provided by financing activities for the year ended December 31, 2001 was $375,229, as compared to $185,241 for the year ended December 31, 2000. During 2001, we completed an equity offering resulting in net proceeds of $229,300 and had net borrowings under our Lehman term loan facility of $145,000. During 2000, we sold DaimlerChrysler Corporaton shares of newly-issued common stock resulting in net proceeds $100,000, issued our 9.2% Series D Junior Cumulative Convertible Preferred Stock for net proceeds of $192,450, received $8,447 from the exercise of stock options and warrants and repaid our Bank of America note payable in the amount of $115,957.

STOCK-BASED COMPENSATION ACCOUNTING

    At December 31, 2002, we had three stock-based employee compensation plans, which are described in Note 10 located in Item 8 of this report. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS') No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
Net loss applicable to common stockholders -- as reported...  $(468,466)  $(277,919)  $(183,715)
Non-cash stock compensation (benefit)/expense -- as
  reported..................................................     (7,867)     14,044       7,178
Stock-based compensation -- pro forma.......................    (22,337)    (40,666)    (43,071)
                                                              ---------   ---------   ---------
Net loss applicable to common stockholders -- pro forma.....  $(498,670)  $(304,541)  $(219,608)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Net loss per share applicable to common stockholders -- as
  reported..................................................  $   (6.13)  $   (5.30)  $   (4.72)
Net loss per share applicable to common stockholders -- pro
  forma.....................................................  $   (6.53)  $   (5.81)  $   (5.65)

    Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                              2002      2001      2000
                                                              ----      ----      ----
Risk-free interest rate.....................................  2.48%     4.05%     4.89%
Expected life of options -- years...........................  4.75      4.48      4.38
Expected stock price volatility.............................  110%       78%       72%
Expected dividend yield.....................................  N/A       N/A       N/A

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, we had cash, cash equivalents and marketable securities totaling $173,702 and working capital of $151,289 compared with cash, cash equivalents, marketable securities and short-term restricted investments totaling $323,742 and working capital of $275,732 at December 31, 2001.

    At March 7, 2003, we had in excess of $300,000 of cash, cash equivalents and marketable securities, an amount sufficient to cover our estimated funding needs into the second quarter of 2004. We estimate that we will need additional funding of approximately $100,000 before we achieve cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes.

    Our actual funding requirements could vary materially from our current estimates. We may have to raise more funds than expected to remain in business and continue to develop and market our satellite radio service.

    We may continue to struggle to stay in business. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties, including, most importantly, the length of time and level of costs necessary to obtain the number of subscribers required to sustain our operations. At December 31, 2002, we had 29,947 subscribers. We estimated that we will need approximately two million subscribers before we achieve cash flow breakeven.

    We plan to raise future funds by selling debt or equity securities, or both, publicly and/or privately, and by obtaining loans or other credit lines from banks or other institutions. We may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain necessary financing on a timely basis, then our business would be materially impacted and we could default on commitments to our distribution partners, creditors or others, and may have to discontinue operations or seek a purchaser for our business or assets.

FUNDS RAISED TO DATE

    Since inception, we have funded the development of our satellite radio system and the introduction of SIRIUS through the issuance of debt and equity securities. As of December 31,

2002, we had raised approximately $1,250,800 in equity capital from the sale of our common stock and convertible preferred stock. In addition, we have received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.

RECAPITALIZATION

    On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

     we exchanged 545,012,162 shares of our common stock for approximately 91% of our outstanding debt, resulting in the cancellation of all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

     we exchanged 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock for all of our outstanding cumulative convertible preferred stock;

     we sold 24,060,271 shares of our common stock to affiliates of Apollo Management, L.P. for an aggregate of $25,000 in cash;

     we sold 24,060,271 shares of our common stock to affiliates of The Blackstone Group L.P. for an aggregate of $25,000 in cash; and

     we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. for an aggregate of $150,000 in cash.

    After giving effect to these transactions, at March 7, 2003, we had in excess of $300,000 of cash, cash equivalents and marketable securities; $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009; and approximately 911,479,700 shares of common stock outstanding. We recognized a non-cash gain during the first quarter of 2003 of approximately $257,000 as a result of these transactions.

    In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

DEFAULTS ON OUR LONG-TERM DEBT

14 1/2% SENIOR SECURED NOTES DUE 2009

    On November 15, 2002, we elected not to pay the interest due on our 14 1/2% Senior Secured Notes due 2009. This failure to pay interest matured into an event of default under the indenture relating to our 14 1/2% Senior Secured Notes due 2009 on December 15, 2002. As of December 31, 2002, $200,000 in principal amount of our 14 1/2% Senior Secured Notes due 2009 was outstanding and the aggregate amount of interest due with respect to these notes was $18,206. In connection with the restructuring of our debt, we issued 148,301,817 shares of our common stock in exchange for $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, including accrued interest. We cured the interest default under this indenture through a cash payment in March 2003 in respect of the portion of our 14 1/2% Senior Secured Notes due 2009 that remained outstanding after our restructuring.

8 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2009

    On September 29, 2002, we elected not to pay the interest due on our 8 3/4% Convertible Subordinated Notes due 2009. This failure to pay interest matured into an event of default under the indenture relating to our 8 3/4% Convertible Subordinated Notes due 2009 on October 30, 2002. As of December 31, 2002, there was $16,461 in principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 outstanding and the aggregate amount of interest due with respect to these notes was $1,088. In connection with the restructuring of our debt, we issued 12,436,656 shares of our common stock in exchange for $14,717 principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest. We cured the interest default under this indenture through a cash payment in March 2003 in respect of the portion of our 8 3/4% Convertible Subordinated Notes due 2009 that remained outstanding after our restructuring.

CONTRACTUAL COMMITMENTS

    The following table summarizes our expected contractual commitments:

                                    FOR THE YEAR ENDED DECEMBER 31,
                            ------------------------------------------------
                              2003      2004      2005      2006      2007     THEREAFTER    TOTAL
                              ----      ----      ----      ----      ----     ----------    -----
Long-term debt
  obligations.............  $ 11,192   $ 8,920   $ 8,920   $ 8,920   $38,120    $41,082     $117,154
Operating leases..........     7,548     7,628     6,860     6,069     6,032     35,903       70,040
Chip set development and
  production..............    29,568    14,400     --        --        --         --          43,968
Satellite and
  transmission............     2,291     2,291     2,291     2,291     2,291     18,328       29,783
Programming and content...     6,927    24,412    32,668    19,757        25      --          83,789
Sales and marketing.......    44,536    16,818    10,129     6,000     4,500      --          81,983
Customer service and
  billing.................     5,448     5,148     5,148     3,987     3,600      3,900       27,231
                            --------   -------   -------   -------   -------    -------     --------
Contractual commitments...  $107,510   $79,617   $66,016   $47,024   $54,568    $99,213     $453,948
                            --------   -------   -------   -------   -------    -------     --------
                            --------   -------   -------   -------   -------    -------     --------

LONG-TERM DEBT OBLIGATIONS

    Long-term debt obligations include principal and interest payments after giving effect to our debt restructuring. As of March 7, 2003, we had $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009 outstanding.

OPERATING LEASES

    We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

CHIP SET DEVELOPMENT AND PRODUCTION

    We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to develop future generation chip sets and to manufacture a minimum quantity of chip sets during each year of the agreement.

SATELLITE AND TRANSMISSION

    We have entered into an agreement with a provider of satellite services to operate our external satellite telemetry, tracking and control facilities and provide connectivity to our external facilities.

PROGRAMMING AND CONTENT

    We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, share advertising revenues or to purchase advertising on properties owned or controlled by these licensors.

SALES AND MARKETING

    We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

CUSTOMER SERVICE AND BILLING

    We have entered into agreements with third parties to provide customer service, billing service and subscriber management. We are required to pay minimum monthly fees for the services provided under these agreements. We are currently involved in litigation with the provider of our billing services and subscriber management, which is described more fully in our risk factors, under which we are seeking relief from our contractual commitments.

OTHER COMMITMENTS

    In addition to the contractual commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Our significant accounting policies are described in Note 3 located in Item 8 of this report. We have identified the following policies, which were discussed with the Audit Committee of our board of directors, as critical to our business and understanding our results of operations.

SUBSCRIPTION REVENUE RECOGNITION

    Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. Mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates our service. Historical data related to our mail-in rebate program is not currently available, therefore we are required to accrue 100% of all potential rebates to new subscribers. We adjust the accrual at the end of the mail-in rebate program to reflect actual amounts paid to subscribers.

SUBSCRIBER ACQUISITION COSTS

    Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to manufacturers of SIRIUS radios in order to acquire new subscribers. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to auto manufacturers. We retain ownership of the SIRIUS radios installed in Hertz vehicles under our agreement with Hertz, as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

MARKETABLE SECURITIES

    Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, marketable securities were classified as available-for-sale securities because management no longer intends to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings.

LONG-LIVED ASSETS

    We carry our long-lived assets at cost less accumulated depreciation. However, accounting standards require that we write-down assets if they become impaired. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

USEFUL LIFE OF SATELLITE SYSTEM

    Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest and our spare satellite. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years; however, our spare satellite may be replaced at the time we launch a new satellite system.

FCC LICENSE

    We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. We completed the transitional impairment analysis of our FCC license during the first half of the year ended December 31, 2002, and concluded that it was not impaired. On November 1, 2002, we updated our impairment test and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We do not believe that the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities,' which requires that a liability associated with an exit or disposal activity be measured at fair value and recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe the adoption of SFAS No. 146, will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements contained in Item 16 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On April 11, 2002, upon the recommendation of our Audit Committee, our board of directors dismissed Arthur Andersen LLP ('Andersen') as our independent auditors and appointed Ernst & Young LLP ('Ernst & Young') to serve as our independent auditors as of and for the year ended December 31, 2002. The change in auditors was effective April 11, 2002.

    Andersen's reports on our consolidated financial statements for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

    During the years ended December 31, 2001 and December 31, 2000 and through April 11, 2002, there were: (i) no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such periods; and
(ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

    During each of 2000 and 2001 and through the date of their appointment, we did not consult Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any 'reportable event,' as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

    Since the date of their appointment, there were: (i) no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements as of and for the year ended December 31, 2002; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding our directors and executive officers as of March 28, 2003 is provided below:

                    NAME                       AGE              POSITIONS WITH THE COMPANY
                    ----                       ---              --------------------------
Joseph P. Clayton............................  53    President and Chief Executive Officer and a
                                                       Director
Guy D. Johnson...............................  42    Executive Vice President, Sales and Marketing
Mary Patricia Ryan...........................  46    Executive Vice President, Marketing
John J. Scelfo...............................  45    Executive Vice President and Chief Financial
                                                       Officer
Patrick L. Donnelly..........................  41    Executive Vice President, General Counsel and
                                                       Secretary
Michael S. Ledford...........................  53    Executive Vice President, Engineering
David Margolese..............................  45    Chairman of the Board of Directors and a
                                                     Director
Leon D. Black................................  51    Director
Lawrence F. Gilberti(1)(2)(3)................  52    Director
James P. Holden(1)(3)........................  51    Director
Peter G. Peterson(2)(3)......................  76    Director
Joseph V. Vittoria(1)(2).....................  67    Director

---------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Finance Committee.

    JOSEPH P. CLAYTON has served as President and Chief Executive Officer since November 2001. Mr. Clayton served as Vice Chairman of Global Crossing Ltd., a global internet and long distance services provider, and President, Global Crossing North America, from September 1999 until November 2001. On January 28, 2002, Global Crossing Ltd. and certain of its affiliates filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. From August 1997 to 1999, Mr. Clayton was President and Chief Executive Officer of Frontier Corporation, a Rochester-based national provider of local telephone, long distance, data, conferencing and wireless communications services, which was acquired by Global Crossing in September 1999. Prior to joining Frontier,
Mr. Clayton was Executive Vice President, Marketing and Sales -- Americas and Asia, of Thomson S.A., a leading consumer electronics company. Mr. Clayton is a member of the board of directors of Transcend Services Inc., a trustee of Bellarmine College and The Rochester Institute of Technology and a member of the advisory board of the Indiana University School of Business.

    GUY D. JOHNSON has served as Executive Vice President, Sales and Marketing, since January 2002. From 1999 until January 2002, Mr. Johnson was a senior strategic consultant to Thomson S.A., a leading consumer electronics company. Prior to 1999, he was Senior Vice President -- Sales and Product
Management -- Americas, for Thomson S.A.

    MARY PATRICIA RYAN has served as Executive Vice President, Marketing, since June 2002. From September 1999 to June 2002, Ms. Ryan was Executive Vice President, Worldwide Marketing, of IMAX, Ltd., one of the world's leading film and digital imaging technology companies. From September 1998 to July 1999, she was Executive Vice President, Marketing, of Lifetime Entertainment Services, a cable television network, and prior to that she was Executive Vice President, Marketing and Programming, of U.S. Satellite Broadcasting Company, the satellite television service that was acquired by DirecTV in 1999.

    JOHN J. SCELFO has served as Executive Vice President and Chief Financial Officer since April 2001. From November 1999 to April 2001, Mr. Scelfo was Vice President, Finance, for the Asian operations of Dell Computer Corporation, the leading direct global computer systems company. Prior to Dell, he spent 19 years with Mobil Oil Corporation, an integrated energy operator, including as its Corporate Assistant Treasurer, Vice President of Global Risk Management, and Chief Financial Officer of its operations in Japan and Singapore.

    Mr. Scelfo has resigned as our Executive Vice President and Chief Financial Officer effective April 6, 2003. In connection with his resignation, we entered into an agreement with Mr. Scelfo terminating his existing employment agreement. As part of this agreement, Mr. Scelfo agreed, among other things, to consult with us at such times as we reasonably request during the eighteen-month period following his resignation. For his agreement to provide such services, we have agreed to pay Mr. Scelfo an aggregate of $302,500 over an eighteen-month period.

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

    MICHAEL S. LEDFORD has served as Executive Vice President, Engineering, since December 2002 and served as Senior Vice Engineering, Engineering, from September 2001 until December 2002. From July 2000 to September 2001,
Mr. Ledford was Vice President of Automotive Strategy at Wingcast, a joint venture between Ford Motor Company and Qualcomm developing advanced wireless vehicle applications, or telematics. Prior to Wingcast, he was the Executive Director of Telematics at Ford, and prior to that was Corporate Executive Director for Process Engineering responsible for overseeing Ford's worldwide introduction of new technologies.

    DAVID MARGOLESE has served as Chairman of our board of directors since August 1993, and as a director since August 1991. From August 1993 to
October 2001, Mr. Margolese served as our Chief Executive Officer. Prior to his involvement with us, Mr. Margolese proposed and co-founded Cantel Inc., Canada's national cellular telephone carrier, which was acquired by Rogers Communications Inc. in 1989, and Canadian Telecom Inc., Canada's national paging company, serving as that company's president until its sale in 1987. Mr. Margolese has been inducted into NASA's Space Technology Hall of Fame and was nominated by Harvard Business School as Entrepreneur of the Year in 1999.

    LEON D. BLACK has been a director since June 2001. Mr. Black is one of the founding principals of Apollo Advisors, L.P. and Lion Advisors, L.P., which manage investment capital on behalf of institutions. He is also the founder of Apollo Real Estate Advisors, L.P. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as Managing Director, head of the Mergers & Acquisitions Group and co-head of the Corporate Finance Department. Mr. Black is a director of Sequa Corporation, United Rentals, Inc., Allied Waste Industries, Inc., AMC Entertainment Inc. and Wyndham International, Inc.
Mr. Black is a trustee of The Museum of Modern Art, Mt. Sinai Hospital, The Metropolitan Museum of Art, Lincoln Center for The Performing Arts, Prep for Prep, The Jewish Museum, the Asia Society and the Vail Valley Foundation.

    LAWRENCE F. GILBERTI has been a director since September 1993 and served as our Secretary from November 1992 until May 1998. Since December 1992, he has been the Secretary and sole director, and from December 1992 to September 1994 was the President of Satellite CD Radio, Inc., our subsidiary which holds our FCC license. Since June 2000, Mr. Gilberti has been a partner in the law firm of Reed Smith LLP; from May 1998 through May 2000, he was of counsel to that firm. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner & Harding. Mr. Gilberti provided legal services to us from 1992 until 2001.

    JAMES P. HOLDEN has been a director since August 2001. From October 1999 until November 2000, Mr. Holden was the President and Chief Executive Officer of DaimlerChrysler Corporation, a subsidiary of DaimlerChrysler AG, one of the world's largest automakers. Prior to being appointed President in 1999, Mr. Holden held numerous senior positions within Chrysler Corporation during his 19-year career at the company.

    PETER G. PETERSON has been a director since June 2001. Mr. Peterson has been chairman of The Blackstone Group L.P., an investment bank, since 1985. Prior to his involvement with Blackstone, Mr. Peterson served as chairman and chief executive officer of Lehman Brothers, Kuhn, Loeb, Inc., the investment bank, for eleven years. He was Secretary of Commerce in 1972 and 1973 after serving as Assistant to the President for International Economic Affairs and Executive Director of the Council on Economic Policy in 1971 and 1972. Prior to his government service, Mr. Peterson was with Bell & Howell Company for thirteen years, beginning as an executive vice president and director and later as chief executive officer. Mr. Peterson is a director of Sony Corp. He is chairman of the board of The Federal Reserve Bank of New York, the Council on Foreign Relations and Institute for International Economics, founding president of The Concord Coalition and a trustee of the Committee for Economic Development, the National Bureau of Economic Research and The Museum of Modern Art. Mr. Peterson has been a director of 3M, RCA, General Foods, Federated Department Stores, Continental Group, Black & Decker and Cities Services.

    JOSEPH V. VITTORIA has been a director since April 1998. From 1997 until February 2000, Mr. Vittoria was Chairman and Chief Executive Officer of Travel Services International, Inc., a travel services distributor. Mr. Vittoria has served as a member of the Board of Overseers of Columbia Business School since 1988. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis Inc., one of the world's largest rental car companies. Mr. Vittoria is a director of ResortQuest International, Inc. and is Chairman of Transmedia Asia Pacific, Inc. and Puradyn Filter Technologies, Inc.

    We expect that Messrs. David Margolese and Joseph V. Vittoria will resign and our board of directors will appoint two directors, selected by the informal creditors committee that negotiated with us the principal terms of our recapitalization, to fill those vacancies. The informal creditors committee has not yet notified us of the identities of those two directors.

EMPLOYMENT AGREEMENTS

    We are a party to an employment agreement with Joseph P. Clayton, Guy D. Johnson, Mary Patricia Ryan, Patrick L. Donnelly and Michael S. Ledford.

EMPLOYMENT AGREEMENT WITH JOSEPH P. CLAYTON

    On November 26, 2001, we entered into an employment agreement with Joseph P. Clayton to serve as our President and Chief Executive Officer for three years. This agreement provides for an annual base salary of $600,000, subject to increase from time to time by our board of directors. We have also agreed to reimburse Mr. Clayton for the reasonable costs of an apartment in New York City and for the reasonable costs of commercial travel to and from his home in Rochester, New York, to our headquarters in New York City. In connection with this agreement, we agreed to grant Mr. Clayton options to purchase 3,000,000 shares of our common stock at an exercise price of $5.25 per share. 1,500,000 of these options are issued and exercisable. The remaining options will be issued and become exercisable in increments of 750,000 on November 26, 2003 and November 26, 2004.

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

    If, following the occurrence of a 'change of control,' Mr. Clayton is terminated without cause or he terminates his employment for good reason, we are obligated to pay to Mr. Clayton an amount equal to 5.25 times his base salary and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Clayton to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Clayton the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed. Under the terms of the employment agreement, Mr. Clayton may not disclose any of our proprietary information or, during his employment with us and for three years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

EMPLOYMENT AGREEMENT WITH GUY D. JOHNSON

    On January 7, 2002, we entered into an employment agreement with Guy D. Johnson to serve as our Executive Vice President, Sales and Marketing, for three years. This agreement provides for an annual base salary of $400,000, subject to increase from time to time by our board of directors. We have also agreed to reimburse Mr. Johnson for his living expenses in New York City, up to $6,000 per month, and for the reasonable costs of commercial travel to and from his home in British Columbia to our headquarters in New York City. In connection with this agreement, we agreed to grant Mr. Johnson options to purchase 500,000 shares of our common stock at an exercise price of $9.46 per share. Options with respect to 250,000 of these shares are currently exercisable. The remaining options become exercisable in increments of 125,000 on January 7, 2004 and January 7, 2005. We also granted Mr. Johnson 100,000 restricted shares of common stock.
Mr. Johnson forfeited 34,000 of these shares on January 7, 2003 because the average price of our common stock during the twenty trading days preceding January 7, 2003 failed to equal or exceed $15.00, the performance target established by our board of directors for vesting of these shares. The restrictions applicable to 33,000 of these shares will lapse on January 7, 2004 if the average price of our common stock on the twenty trading days preceding January 7, 2004 equals or exceeds $20.00; and the restrictions applicable to the remaining 33,000 shares will lapse on January 7, 2005 if the average price of our common stock on the twenty trading days preceding January 7, 2005 equals or exceeds $25.00. Any shares of restricted stock which do not vest on January 7, 2004 or January 7, 2005 will be forfeited.

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

    If, following the occurrence of a 'change of control,' Mr. Johnson is terminated without cause or he terminates his employment for good reason, we are obligated to pay to Mr. Johnson an amount equal to 1.75 times his base salary and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Johnson to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Johnson the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. Johnson may not disclose any of our proprietary information or, during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

EMPLOYMENT AGREEMENT WITH MARY PATRICIA RYAN

    On May 3, 2002, we entered into an employment agreement with Mary Patricia Ryan to serve as our Executive Vice President, Marketing, for three years. This agreement provides for an annual base salary of $320,000, subject to increase from time to time by our board of directors. Under this agreement, we paid Ms. Ryan a $25,000 starting bonus. In connection with this agreement, we also granted Ms. Ryan options to purchase 240,000 shares of our common stock at an exercise price of $3.67 per share. Options with respect to 60,000 of these shares became exercisable upon execution of the agreement and the remaining options become exercisable in increments of 60,000 on June 10, 2003, June 10, 2004 and June 10, 2005.

    Under the terms of this agreement, if Ms. Ryan's employment is terminated without cause or she terminates her employment for good reason (as defined in the employment agreement), we are obligated to pay Ms. Ryan an amount equal to the sum of her annual salary and the annual bonus last paid to her.

    If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Ms. Ryan to pay an excise tax under the United States Internal Revenue Code on any amounts received by her, we have agreed to pay Ms. Ryan the amount of such taxes and such additional amount as may be necessary to place her in the exact same financial position that she would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Ms. Ryan may not disclose any of our proprietary information or, during her employment with us and for two years thereafter (or one year thereafter if Ms. Ryan's employment is terminated without cause or she terminates her employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

EMPLOYMENT AGREEMENT WITH PATRICK L. DONNELLY

    We have entered into an employment agreement with Patrick L. Donnelly to serve as our Executive Vice President, General Counsel and Secretary until March 28, 2004. Pursuant to this agreement, we pay Mr. Donnelly an annualized base salary of $345,000 per year.

    Under the terms of this agreement, if Mr. Donnelly's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Donnelly an amount equal to the sum of his annual salary and the annual bonus last paid to him.

    If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Donnelly to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay
Mr. Donnelly the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. Donnelly may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. Donnelly's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

EMPLOYMENT AGREEMENT WITH MICHAEL S. LEDFORD

    On August 29, 2001, we entered into an employment agreement with Michael S. Ledford to serve as our Executive Vice President, Engineering, for three years. This agreement provides for an annual base salary of $340,000, subject to increase from time to time by our board of directors. In connection with this agreement, we granted Mr. Ledford options to purchase 300,000 shares of our common stock at an exercise price of $4.00 per share. These options become exercisable in increments of 100,000 shares on September 17, 2002, September 17, 2003 and September 17, 2004. We also granted Mr. Ledford 50,000 restricted shares of common stock. The restrictions applicable to these shares of common stock lapse on September 17, 2002, September 17, 2003, September 17, 2004 and September 17, 2005 in equal increments of 12,500 shares.

    Under the terms of this agreement, if Mr. Ledford's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Ledford an amount equal to his annual salary.

    If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Ledford to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Ledford the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. Ledford may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. Ledford's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

BOARD GOVERNANCE AND OPERATIONS

    The business and affairs of our company are managed by or under the direction of our board of directors. Our board includes a majority of non-employee directors.

    Your board reaffirms its accountability to stockholders through the annual election process. All directors stand for election annually.

    Your board reviews and ratifies senior management selection and compensation, monitors overall corporate performance and ensures the integrity of our financial controls. Our board of directors also oversees our strategic and business planning processes.

MEETINGS OF THE BOARD OF DIRECTORS

    During the year ended December 31, 2002, there were thirteen meetings of our board of directors, and the board took action twice by written consent in lieu of meetings. Each director attended more than 90% of the total number of meetings of the board and meetings held by all committees on which he served.

COMMITTEES OF THE BOARD OF DIRECTORS

    Our board of directors maintains three standing committees, an Audit Committee, a Compensation Committee and a Finance Committee. The Finance Committee was established by our board of directors on August 27, 2002. The board of directors does not maintain a Nominating Committee.

    The following table shows the present members of each committee, the number of committee meetings held during 2002 and the functions performed by each committee:

                  COMMITTEE                                      FUNCTIONS
                  ---------                                      ---------
AUDIT
Meetings: Four                                 Selects our independent auditors
Members:
Joseph V. Vittoria*                            Reviews reports of independent auditors
Lawrence F. Gilberti
James P. Holden                                Reviews and approves the scope and cost of
                                               all services (including non-audit services)
                                               provided by the firm selected to conduct the
                                               audit

                                               Monitors the effectiveness of the audit
                                               process

                                               Reviews adequacy of financial and operating
                                               controls

                                               Monitors corporate compliance program

COMPENSATION                                   Reviews and approves salaries and other
Meetings: Eight                                compensation matters for executive officers
Members:
Lawrence F. Gilberti*                          Administers stock option program, including
Peter G. Peterson                              grants of options to executive officers
Joseph V. Vittoria                             under our stock option plans


FINANCE                                        Reviews and approves operating and capital
Meetings: One                                  budgets
Members:
James P. Holden*                               Assists in identifying and implementing means
Lawrence F. Gilberti                           to reduce operating and capital expenditures
Peter G. Peterson                              and increase and enhance profitability and
                                               cash flows

---------
* Chairperson

DIRECTORS' COMPENSATION

    In October 2001, we entered into an agreement with Mr. Margolese relating to his continuing responsibilities as non-executive Chairman of our board of directors. Mr. Margolese receives, at the discretion of our board of directors, $50,000 per year for serving as non-executive Chairman of our board of directors.

    Mr. Clayton receives no additional compensation for serving on our board of directors.

    Each non-employee director, including Mr. Margolese, is entitled to receive options to purchase 10,000 shares of common stock on the business day following our annual meeting of stockholders. The exercise price for such options is the fair market value of our common stock on the date of grant. For the year ended December 31, 2002, each director waived his right to receive stock options for service on our board of directors.

    Non-employee directors are also reimbursed for reasonable travel expenses incurred in attending meetings of our board of directors and its committees.

ITEM 11. EXECUTIVE COMPENSATION

    The table below shows the compensation for the last three years for our President and Chief Executive Officer and the five next highest paid executive officers at December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                          ---------------------------------------                 ----------------------------
                                                                                                  NUMBER OF
                                                                                    RESTRICTED    SECURITIES
                                                                     OTHER ANNUAL     STOCK       UNDERLYING      ALL OTHER
                                                 SALARY     BONUS    COMPENSATION     AWARDS       OPTIONS     COMPENSATION(1)
      NAME AND PRINCIPAL POSITION         YEAR      $         $           $             $             #               $
      ---------------------------         ----   -------   -------   ------------   ----------    ----------   ---------------
Joseph P. Clayton(2) ...................  2002   600,000   300,000      49,372(9)      --          750,000          8,250
 President and Chief Executive Officer    2001    61,538     --         --             --          750,000         --
                                          2000     --        --         --             --            --            --
Guy D. Johnson(3) ......................  2002   394,103   200,000     103,701(9)    915,000(11)   500,000          8,250
 Executive Vice President, Sales and      2001     --        --         --             --            --            --
 Marketing                                2000     --        --         --             --            --            --
Mary Patricia Ryan(4) ..................  2002   178,256   185,000(7)   --             --          240,000         --
 Executive Vice President, Marketing      2001     --        --         --             --            --            --
                                          2000     --        --         --             --            --            --
John J. Scelfo(5) ......................  2002   345,000   172,500      --             --          100,000          8,250
 Executive Vice President and Chief       2001   225,000   225,000      --             --          300,000         10,500
 Financial Officer                        2000     --        --         --             --            --            --
Patrick L. Donnelly ....................  2002   345,000   172,500      --             --            --             8,250
 Executive Vice President, General        2001   325,000   225,000      --             --          100,000         10,500
 Counsel and Secretary                    2000   310,417   323,000(8)   --             --           75,000         10,500
Michael S. Ledford(6) ..................  2002   340,000   170,000      14,601(10)     --            --             8,250
 Executive Vice President, Engineering    2001    99,167   100,000      --           200,000(12)   300,000         --
                                          2000     --        --         --             --            --            --

---------

 (1)  Represents matching contributions by us under our 401(k)
      Savings Plan. These amounts were paid in the form of common stock.

 (2)  Mr. Clayton became an executive officer in November 2001.

 (3)  Mr. Johnson became an executive officer in January 2002.

 (4)  Ms. Ryan became an executive officer in June 2002.

 (5) Mr. Scelfo became an executive officer in April 2001 and has resigned as an executive officer effective April 6, 2003.

 (6)  Mr. Ledford became an executive officer in September 2001.

 (7) Bonus amount includes $160,000 paid to Ms. Ryan as part of our 2003 bonus program and a $25,000 bonus paid to Ms. Ryan following execution of her employment agreement.

 (8) In addition, Mr. Donnelly was paid a bonus in 2000 of $290,000.

 (9) Represents amounts reimbursed to Mr. Clayton and Mr. Johnson for temporary living expenses in accordance with their respective employment agreements. In the case of Mr.
      Johnson, the amount also includes $48,541 paid to reimburse him for certain taxes he may be required to pay.

(10) Represents gross proceeds received by Mr. Ledford on the sale of 12,500 restricted shares of common stock. The restrictions applicable to these shares of stock lapsed on September 17, 2002.

(11) On January 7, 2002, we granted Mr. Johnson 100,000 restricted shares of our common stock. The restrictions applicable to these shares of common stock lapse in increments of 34,000 on January 7, 2003, if the average closing price of our common stock equals or exceeds $15.00 per share; 33,000 on January 7, 2004, if the average closing price

                                              (footnotes continued on next page)

(footnotes continued from previous page)

      of our common stock equals or exceeds $20.00 per share; and 33,000 on January 7, 2005, if the average closing price of our common stock equals or exceeds $25.00 per share. Amount represents the value of the restricted stock (calculated by multiplying the closing price of our common stock on January 7, 2002, $9.15 per share, by the number of shares awarded, 100,000) awarded Mr. Johnson as of January 7, 2002. On December 31, 2002, these restricted shares of our common stock had an aggregate value of $64,000 (calculated by multiplying the closing price of our common stock on December 31, 2002, $0.64 per share, by the number of shares awarded, 100,000). Mr. Johnson forfeited 34,000 of these restricted shares of common stock on January 7, 2003 because the average price of our common stock during the twenty trading days preceding January 7, 2003 was less than $15.00, the performance target established by our board of directors for vesting these shares.

(12) On September 17, 2001, we granted Mr. Ledford 50,000 restricted shares of our common stock. The restrictions applicable to these shares of common stock lapse in equal increments over four years. Amount represents the value of the restricted stock (calculated by multiplying the closing price of our common stock on September 17, 2001, $4.00 per share, by the number of shares awarded, 50,000) awarded Mr. Ledford as of September 17, 2001. On December 31, 2002, these restricted shares of our common stock had an aggregate value of $24,000 (calculated by multiplying the closing price of our common stock on December 31, 2002, $0.64 per share, by the number of shares that remain restricted at December 31, 2002, 37,500). The restrictions applicable to 12,500 shares of restricted stock awarded to Mr. Ledford on September 17, 2001 lapsed on September 17, 2002.


    The following table sets forth certain information for the fiscal year ended December 31, 2002, with respect to options granted to individuals named in the summary compensation table above.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                        ANNUAL RATE OF STOCK
                                                                                       PRICE APPRECIATION FOR
                                             INDIVIDUAL GRANTS                               OPTION TERM
                                    -----------------------------------                -----------------------
                                    NUMBER OF    PERCENT OF
                                      SHARES       TOTAL
                                    UNDERLYING    OPTIONS     EXERCISE
                                     OPTIONS     GRANTED TO     PRICE     EXPIRATION
               NAME                  GRANTED     EMPLOYEES    ($/SHARE)      DATE        5% ($)      10% ($)
               ----                  -------     ---------    ---------      ----        ------      -------
Joseph P. Clayton(1)..............   750,000        23.1        5.25      11/26/2012   2,476,273    6,275,361
Guy D. Johnson(2).................   500,000        15.4        9.46        1/7/2012   2,974,672    7,538,402
Mary Patricia Ryan................   240,000         7.4        3.67       6/10/2012     553,930    1,403,768
John J. Scelfo....................   100,000         3.1        9.46        1/3/2012     594,934    1,507,680
Patrick L. Donnelly...............     --          --           --            --          --           --
Michael S. Ledford(2).............     --          --           --            --          --           --

---------

(1) Under his employment agreement, we are obligated to issue Mr. Clayton options to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 per share on November 26, 2003 and November 26, 2004. These options will be exercisable on the date of grant.

(2) Does not include shares of restricted common stock granted to Mr. Ledford and Mr. Johnson.

    The following table sets forth certain information with respect to the number of shares covered by both exercisable and unexercisable stock options held by the individuals named in the summary compensation table above as of December 31, 2002. Also reported are the values for 'in-the-money' stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2002 ($0.64 per share).

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                              SHARES               OPTIONS AT FISCAL YEAR END     IN-THE-MONEY OPTIONS AT
                            ACQUIRED ON   VALUE                (#)                  FISCAL YEAR END ($)
                             EXERCISE    REALIZED  ---------------------------   --------------------------
           NAME                 (#)        ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
           ----             -----------  --------  -----------   -------------   -----------  -------------
Joseph P. Clayton(1)......      --          --      1,500,000        --              --            --
Guy D. Johnson(2).........      --          --        125,000       375,000          --            --
Mary Patricia Ryan........      --          --         60,000       180,000          --            --
John J. Scelfo............      --          --        325,000        75,000          --            --
Patrick L. Donnelly.......      --          --        500,000        --              --            --
Michael S. Ledford(2).....      --          --        100,000       200,000          --            --

---------

(1) Under his employment agreement, we are obligated to issue Mr. Clayton options to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 per share on November 26, 2003 and November 26, 2004. These options will be exercisable on the date of grant.

(2) Does not include shares of restricted common stock granted to Mr. Ledford and Mr. Johnson.

    The following table set forth certain information with respect to stock options held by an executive officer that were repriced during the three-year period ended December 31, 2002.

                           10-YEAR OPTION REPRICINGS

                                                      MARKET
                                        NUMBER OF    PRICE OF    EXERCISE
                                       SECURITIES    STOCK AT    PRICE AT
                                       UNDERLYING     TIME OF     TIME OF                LENGTH OF ORIGINAL
                                         OPTIONS     REPRICING   REPRICING                  OPTION TERM
                                       REPRICED OR      OR          OR         NEW      REMAINING AT DATE OF
                                         AMENDED     AMENDMENT   AMENDMENT   EXERCISE       REPRICING OR
        NAME               DATE            (#)        ($)(1)        ($)       PRICE          AMENDMENT
        ----               ----        -----------   ---------   ---------   --------   --------------------
Patrick L. Donnelly    April 9, 2001     110,000       $7.60      $33.50      $7.50      7 years, 1 month
  Executive Vice                          90,000        7.60       23.75       7.50     7 years, 11 months
  President, General                     125,000        7.60       30.50       7.50      8 years, 8 months
  Counsel and                             25,000        7.60       40.875      7.50      8 years, 9 months
  Secretary                               50,000        7.60       21.50       7.50      9 years, 8 months

---------

(1) The revised exercise price was determined by the Compensation Committee of our board of directors based on the five day average of our common stock immediately prior to the repricing.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Gilberti, a director, is a partner in the law firm of Reed Smith LLP and has provided legal services to us from 1992 to 2002. We paid Reed Smith LLP $2,646, $3,845 and $24,462 for legal services during the years ended
December 31, 2002, 2001 and 2000, respectively.

    Mr. Clayton was a member of the board of directors of Global Crossing Ltd., a global internet and long distance services provider, and Good Guys Inc., a regional consumer electronics retailer. We have entered into an agreement with Global Crossing to provide us telecommunications services for monitoring our terrestrial repeater network and an agreement with Good Guys in connection with the marketing and sale of subscriptions to our service. We also have reimbursed Mr. Clayton for expenses associated with our use of an airplane that is owned by him. In accordance with procedures established by our board of directors, we reimbursed Mr. Clayton for the reasonable expenses associated with the use of this airplane in an amount not more that the costs of a similar charter aircraft. We do not expect to use this airplane in the future, except in cases where its use is expressly authorized by our board of directors.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of our board of directors, comprised solely of directors who are not current or former employees, is responsible for overseeing and administering our compensation programs. The Compensation Committee consults with our Senior Vice President, Human Resources, and from time to time seeks the advice of Towers Perrin, independent compensation consultants retained by it. The Compensation Committee also reviews, monitors and approves executive compensation, establishes compensation guidelines for our officers, reviews projected personnel needs and administers our long-term stock incentive plan.

    During 2001 and 2002, we recruited new executive management -- Joseph P. Clayton, our President and Chief Executive Officer (November 2001); Guy D. Johnson, our Executive Vice President, Sales and Marketing (January 2002); John
J. Scelfo, our Executive Vice President and Chief Financial Officer (April
2001); Michael S. Ledford, our Executive Vice President, Engineering (September
2001); and Mary Patricia Ryan, our Executive Vice President, Marketing (May
2002). Members of the Compensation Committee actively participated in the process of interviewing and selecting each of these executive officers, and recommended to our board of directors approval of their compensation arrangements.

    We entered into an employment agreement with each of these executive officers. A summary of these employment agreements and the employment agreement between us and Patrick L. Donnelly, our Executive Vice President, General Counsel and Secretary, is described above under the heading 'Employment Agreements'.

COMPENSATION PHILOSOPHY

    Our compensation program for executive officers consists of three key elements:

       a base salary;

      an annual bonus program; and

       grants of stock options.

    The Compensation Committee believes that this three-part approach is consistent with programs adopted by similarly situated companies and best serves the interests of our stockholders. It enables us to meet the requirements of the competitive environment in which we operate, while ensuring that executive officers are compensated in a manner that advances both the short and long-term interests of stockholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is 'at risk' -- namely, the annual bonus and the value of stock options. Stock options relate a significant portion of long-term remuneration directly to stock price appreciation realized by stockholders.

    During 2002, the Compensation Committee approved a bonus plan for executive officers and other employees. Under this program, employees were awarded bonuses based upon satisfaction of the following five criteria: net subscriber activations, operating expenses, subscriber acquisition costs, customer satisfaction and employee satisfaction. The Compensation Committee assigned each of these criteria weight, and measured the achievement of these items in January 2003 based upon data certified by management. These criteria were established by the Compensation Committee after review of our business plan and budget for the year ended December 31, 2002, discussions with our management and consultation with Towers Perrin. The Compensation Committee intends to review this bonus program in 2003 and may change one or all of the parameters in its discretion.

BASE SALARIES

    The base salaries paid to each of our executive officers during 2002 were paid pursuant to the written employment agreements described above under the heading 'Employment Agreements'. Changes in base salaries for our executive officers were based upon competitive salary comparisons, a subjective assessment of the nature of the position and the contribution and experience of the officer and the length of the officer's service. Compensation levels were based on competitive survey data and targeted the 50th percentile of salaries among peer companies. These peer companies were drawn from those who, in the opinion of the Compensation Committee, compete with us for talent as well as customers. The Compensation Committee did not assign any relative weight to the various factors it considered or set predetermined performance targets for purposes of these base salary determinations.

    The Compensation Committee approved a base salary increase on January 1, 2002 for Mr. Scelfo from $300,000 to $345,000 and Mr. Donnelly from $325,000 to $345,000. No other executive officers received an increase in his or her base salary during 2002.

ANNUAL BONUS

    In January 2003, the Committee awarded a cash bonus to Mr. Clayton of $300,000, Mr. Johnson of $200,000, Ms. Ryan of $160,000, Mr. Scelfo of $172,500,
Mr. Donnelly of $172,500, and Mr. Ledford of $170,000.

    The bonuses awarded for the year ended December 31, 2002 to Mr. Clayton, Mr. Johnson, Ms. Ryan, Mr. Scelfo, Mr. Donnelly and Mr. Ledford were generally determined in accordance with the criteria contained in our 2002 bonus program. The Compensation Committee does not expect to enter into agreements which provide guaranteed bonuses for our existing executive officers.

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

    Except for options granted to Mr. Johnson and Ms. Ryan in connection with their employment agreements and the options awarded to Mr. Scelfo, the Compensation Committee did not award any of our executive officers stock options during 2002.

    The Compensation Committee has authorized executive management to grant stock options to employees below the executive officer level on an annual basis according to guidelines intended to be competitive with comparable companies and to reward individual achievement appropriately. Our executive officers do not receive annual stock option grants under this program.

STOCK OPTION REPRICING

    During 2002, no options held by executive officers or other employees were repriced or otherwise amended.

COMPENSATION OF OUR CHIEF EXECUTIVE OFFICER

    In November 2001, our board of directors negotiated, and we entered into, an employment agreement with Mr. Clayton, our President and Chief Executive Officer. Our board of directors engaged Towers Perrin, an independent compensation consultant, to assist it in the process of evaluating appropriate compensation for Mr. Clayton. Towers Perrin identified for the board competitive compensation arrangements against which the board measured the compensation agreed to with Mr. Clayton. Mr. Clayton's compensation fell within observed competitive practices provided by Towers Perrin.

    Pursuant to Mr. Clayton's employment agreement, we issued Mr. Clayton an option to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 on November 26, 2001 and November 26, 2002. These options were exercisable on the date of grant. Under his employment agreement, we are obligated to issue Mr. Clayton options to purchase up to 750,000 shares of our common stock at an exercise price of $5.25 per share on November 26, 2003 and November 26, 2004. These options will also be exercisable on the date of grant.

POLICY WITH RESPECT TO INTERNAL REVENUE CODE SECTION 162(M)

    Section 162(m) of the Internal Revenue Code places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our four other highest paid executive officers, except that compensation constituting performance-based compensation, as defined by the Internal Revenue Code, is not subject to the $1 million limit. The Compensation Committee generally intends to grant awards under our long-term stock incentive plan consistent with the terms of Section 162(m) so that such awards will not be subject to the $1 million limit. The Compensation Committee also expects to take actions in the future that may be necessary to preserve the deductibility of executive compensation to the extent reasonably practicable and consistent with other objectives of our compensation program. However, the Compensation Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Compensation Committee believes such action to be in our best interest.

                                          Compensation Committee

                                          Lawrence F. Gilberti, Chairman
                                          Peter G. Peterson
                                          Joseph V. Vittoria

PERFORMANCE GRAPH

    Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor's Composite-500 Stock Index (the 'S&P 500') and the Nasdaq Telecommunications Index from December 31, 1997 to
December 31, 2002. The graph assumes that $100 was invested on December 31, 1997 in each of our common stock, the S&P 500 and the Nasdaq Telecommunications Index and that all dividends were reinvested.

                             [Line Graph]

                                                                           NASDAQ TELECOMMUNICATIONS
                         DATE                           SIRIUS   S&P 500           INDEX(1)
                         ----                           ------   -------           --------
December 31, 1997.....................................   $100     $100               $100
December 31, 1998.....................................   $202     $128               $163
December 31, 1999.....................................   $263     $155               $331
December 31, 2000.....................................   $177     $141               $151
December 31, 2001.....................................   $ 69     $124               $ 77
December 31, 2002.....................................   $  4     $ 97               $ 35

---------

(1) The Nasdaq Telecommunications Index is a capitalization weighted index designed to measure the performance of all Nasdaq-traded stocks in the telecommunications sector, including satellite technology.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2003 by (1) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our executive officers and (4) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by these owners, have sole investment and voting power with respect to these shares, except as otherwise provided by community property laws where applicable.

                                                                SHARES BENEFICIALLY
                                                                    OWNED AS OF
                                                                  MARCH 26, 2003
               NAME AND ADDRESS OF BENEFICIAL                 -----------------------
                  OWNER OF COMMON STOCK(1)                      NUMBER     PERCENT(2)
                  ------------------------                      ------     ----------
OppenheimerFunds, Inc.(3) ..................................  225,443,878     24.7%
  Atlas Global Growth Fund
  Clarington Global Equity Fund
  Security Benefit Life Global Series Fund
  Security Benefit Life Worldwide Equity Series D/VA
  CUNA Global Series Fund/VA
  JNL/Oppenheimer Global Growth Series VA
  Oppenheimer Global Fund
  Oppenheimer Global Securities Fund/VA
  Oppenheimer Global Growth & Income Fund
   498 Seventh Avenue
   New York, New York 10018
Apollo Investment Fund IV, L.P.(4) .........................  162,986,042     17.0%
Apollo Overseas Partners IV, L.P.
  Two Manhattanville Road
  Purchase, New York 10577
Blackstone Management Associates III L.L.C.(5) .............  103,413,764     10.8%
  345 Park Avenue
  New York, New York 10154
Lehman Brothers Holdings Inc.(6) ...........................  91,271,823      10.0%
Lehman Brothers Inc.
Lehman Commercial Paper Inc.
  745 Seventh Avenue
  New York, New York 10019
Continental Casualty Company(7) ............................  54,632,378       6.0%
  333 South Wabash Avenue
  Chicago, Illinois 60685
David Margolese(8)..........................................   6,300,000      *
Joseph P. Clayton(9)........................................   1,663,124      *
Guy D. Johnson(10)..........................................     359,890      *
Leon D. Black(11)...........................................      --          *
Lawrence F. Gilberti(12)....................................      65,000      *
James P. Holden(13).........................................      40,000      *
Peter G. Peterson(14).......................................      --          *
Joseph V. Vittoria(15)......................................      65,000      *
Patrick L. Donnelly(16).....................................     508,086      *
Michael S. Ledford(17)......................................     138,900      *
John J. Scelfo(18)..........................................     412,069      *
Mary Patricia Ryan(19)......................................      64,000      *
All Executive Officers and Directors as a Group
  (12 persons)(20)..........................................   9,616,070       1.0%

---------

   *  Less than one percent.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (1) This table is based upon information supplied by directors, officers and principal stockholders. Unless otherwise indicated, the address of the beneficial owner is Sirius Satellite Radio Inc., 1221 Avenue of the Americas, 36th Floor, New York, New York 10020.
 (2) Determined as provided by Rule 13d-3 under the Exchange Act. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by this person within 60 days from the date of determination upon the exercise of options, and each beneficial owner's percentage ownership is determined by assuming that options that are held by this person (but not those held by any other person) and that are exercisable within 60 days from the date of determination have been exercised.
 (3) This information is based upon a letter dated October 16, 2002 from Oppenheimer to us.
 (4) Represents 117,569,352 shares of our common stock and warrants to purchase an additional 45,416,690 shares of our common stock.
 (5) Represents 61,253,340 shares of our common stock and warrants to purchase an additional 42,160,424 shares of our common stock.
 (6) This information is based upon a Form 4 dated March 19, 2003 filed by Lehman Brothers Holdings Inc. Represents 89,171,823 shares of our common stock and warrants to purchase an additional 2,100,000 shares of our common stock.
 (7) This information is based upon information contained in the Lock-Up Agreement, dated as of October 17, 2002, among Sirius Satellite Radio Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Blackstone CCC Capital Partners, L.P., Blackstone CCC Offshore Capital Partners, L.P., Blackstone Family Investment
      Partnership III L.P., LJH Partners, LP, Robert C. Fanch Revocable Trust, BCI Investments II, LLC, Space Systems/Loral, Inc., Lehman Commercial Paper Inc. and certain holders of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009.
 (8) Includes 4,700,000 shares of common stock issuable under stock options that are exercisable within 60 days and 1,600,000 shares owned by Mr. Margolese.
 (9) Represents 1,500,000 shares of common stock issuable under stock options exercisable within 60 days, 3,124 shares of common stock acquired under our 401(k) Plan and 160,000 shares beneficially owned by Mr. Clayton.
(10) Includes 35,000 shares owned by Mr. Johnson, 66,000 restricted shares of common stock, 8,890 shares of common stock acquired under our 401(k) Plan and 250,000 shares of common stock issuable under stock options exercisable within 60 days. Does not include 250,000 shares issuable under stock options that are not exercisable within 60 days.
(11) Mr. Black is the founding partner of Apollo Management, L.P., an affiliate of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Mr. Black disclaims beneficial ownership of all shares of our common stock in excess of his pecuniary interest, if any.
(12) Represents 65,000 shares of common stock issuable under stock options exercisable within 60 days.
(13) Represents 40,000 shares of common stock issuable under stock options exercisable within 60 days.
(14) Mr. Peterson is the founder and chairman of The Blackstone Group L.P. Mr. Peterson disclaims beneficial ownership of all shares of our common stock owned by Blackstone and its affiliated funds.
(15) Represents 65,000 shares of common stock issuable under stock options exercisable within 60 days.
(16) Includes 8,086 shares of common stock acquired under our 401(k) Plan and 500,000 shares of common stock issuable under stock options exercisable within 60 days.
(17) Includes 37,500 restricted shares of common stock, 1,400 shares of common stock acquired under our 401(k) Plan and 100,000 shares of common stock issuable under stock options exercisable within 60 days. Does not include 200,000 shares issuable under stock options that are not exercisable within 60 days.
(18) Includes 5,000 shares of common stock owned by Mr. Scelfo, 7,069 shares of common stock acquired under our 401(k) Plan and 400,000 shares of common stock issuable under stock options exercisable within 60 days.
(19) Includes 60,000 shares of common stock issuable under stock options exercisable within 60 days and 4,000 shares of common stock acquired under our 401(k) Plan. Does not include 180,000 shares issuable under stock options that are not exercisable within 60 days.
(20) Includes 7,680,000 shares of common stock issuable under stock options exercisable within 60 days. Does not include 630,000 shares issuable under stock options that are not exercisable within 60 days.

     Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth information as of December 31, 2002 regarding the number of shares of our common stock to be issued under outstanding options, warrants or rights, the weighted average exercise price of such outstanding options, warrants or rights, and the securities remaining available for issuance under our equity compensation plans that have been approved and not approved by our security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                     NUMBER OF SECURITIES                            NUMBER OF SECURITIES
                                      TO BE ISSUED UPON        WEIGHTED AVERAGE      REMAINING AVAILABLE
                                         EXERCISE OF          EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                     OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,        UNDER EQUITY
          PLAN CATEGORY               WARRANTS OR RIGHTS      WARRANTS OR RIGHTS    COMPENSATION PLANS(2)
          -------------               ------------------      ------------------    ---------------------
Equity compensation plans approved
  by security holders(1)..........        13,341,339                $12.16                4,170,655
Equity compensation plans not
  approved by security holders....            --                      --                      --
    Total.........................        13,341,339                $12.16                4,170,655

---------

(1) Our stockholders have approved the Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan, our Amended and Restated 1994 Stock Option Plan and our Amended and Restated 1994 Directors' Nonqualified Stock Option Plan. The information does not include any options, warrants or rights that may be issued, and are issuable, under the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, which was approved by our stockholders on March 4, 2003.

(2) The number of securities available for issuance under Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan is equal to 15% of the sum of: (i) the issued and outstanding shares of common stock (other than shares issued upon exercise of stock options by employees or directors pursuant to the plan, our Amended and Restated 1994 Stock Option Plan, our Amended and Restated 1994 Director's Nonqualified Stock Option Plan or otherwise); (ii) any shares of common stock which are issuable as a result of any conversion, exchange or exercise of any preferred stock, warrant or other security of the company which is outstanding on the date of determination; and (iii) the shares of common stock which have been issued or are issuable to employees, consultants and directors pursuant to the plan, our Amended and Restated 1994 Stock Option Plan and our Amended and Restated 1994 Directors' Nonqualified Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Gilberti, a director, is a partner in the law firm of Reed Smith LLP and has provided legal services to us from 1992 to 2002. We paid Reed Smith LLP $2,646, $3,845 and $24,462 for legal services during the years ended December 31, 2002, 2001 and 2000, respectively.

    During 2002, we reimbursed Mr. Clayton for expenses associated with our use of an airplane that is owned by him. In accordance with procedures established by our board of directors, we reimbursed Mr. Clayton for the reasonable expenses associated with the use of this airplane in an amount not more than the costs of a similar charter aircraft. We do not expect to use this airplane in the future, except in cases where its use is expressly authorized by our board of directors.

    Leon D. Black, a member of our board of directors, is also one of the founding principals of Apollo Advisors, IV, L.P., an affiliate of one of our large investors. Peter G. Peterson, a member of our board of directors, is also the chairman of The Blackstone Group L.P., an affiliate of one of our large investors.

ITEM 14. CONTROLS AND PROCEDURES

    As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and John J. Scelfo, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table sets forth the fees billed to us by Ernst & Young, our independent auditor as of and for the year ended December 31, 2002:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
Audit fees..............................................  $397,030   $  --
Audit-related fees......................................    15,000      --
Tax fees................................................    59,840      --
All other fees..........................................    29,100    109,854
                                                          --------   --------
                                                          $500,970   $109,854
                                                          --------   --------
                                                          --------   --------

AUDIT FEES

    Audit fees billed by Ernst & Young related to the following services:
(i) audit of our annual consolidated financial statements as of and for the year ended December 31, 2002; (ii) review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2002; (iii) attest services and the provision of comfort letters; (iv) the provision of consents; and (v) review and advice in respect of accounting matters in connection with our recapitalization.

AUDIT-RELATED FEES

    Audit-related fees billed by Ernst & Young related to the audit of our 401(k) Plan financial statements.

TAX FEES

    Tax fees billed by Ernst & Young related to the following services: (i) tax compliance; (ii) tax planning; and (iii) tax advice in connection with our recapitalization.

ALL OTHER FEES

    Other fees billed by Ernst & Young related to: (i) the administrative and consulting services in connection with our 401(k) Plan; and (ii) advisory services in associated with our stock option plans.

    The following table sets forth the fees billed to us by Andersen, our independent accountant as of and for the year ended December 31, 2001:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
Audit fees..............................................  $  --      $275,750
Audit-related fees......................................     --        16,000
Tax fees................................................   146,000    534,425
All other fees..........................................     --        64,006
                                                          --------   --------
                                                           146,000    890,181
                                                          --------   --------
                                                          --------   --------

AUDIT FEES

    Audit fees billed by Andersen related to the following services: (i) audit of our consolidated financial statements as of and for the year ended December 31, 2001; (ii) review of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, September 30, 2001; (iii) attest services and provision of comfort letters; and
(iv) provision of consents.

AUDIT-RELATED FEES

    Audit-related fees billed by Andersen related to the audit of our 401(k) Plan financial statements.

TAX FEES

    Tax fees billed by Andersen related to the following services: (i) tax compliance; (ii) tax planning; and (iii) tax advice.

ALL OTHER FEES

    All other fees billed by Andersen related to consulting services provided during the implementation of our financial and informational reporting systems.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits

        (1) Financial Statements

           See index to financial statements appearing on page F-1.

        (2) Financial Statement Schedules

           None.

        (3) Exhibits

           See Exhibit Index appearing on pages E-1 through E-3 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

        On October 24, 2002, we filed a Current Report on Form 8-K to report that our board of directors had extended the expiration date of the preferred stock purchase rights issued pursuant to our Rights Agreement, dated as of October 22, 1997, with The Bank of New York from October 22, 2002 to May 1, 2003. A copy of the related Amendment to Rights Agreement was filed as an exhibit to such Current Report on Form 8-K.

    As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Securities and Exchange Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2003.

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

                SIGNATURE                              TITLE                           DATE
                ---------                              -----                           ----

           /s/ DAVID MARGOLESE              Chairman of the Board of Directors      March 28, 2003
..........................................     and Director
            (DAVID MARGOLESE)

          /s/ JOSEPH P. CLAYTON             President and Chief Executive           March 28, 2003
 .........................................    Officer and Director
           (JOSEPH P. CLAYTON)                (Principal Executive Officer)

            /s/ JOHN J. SCELFO              Executive Vice President and Chief      March 28, 2003
 .........................................    Financial Officer
             (JOHN J. SCELFO)                 (Principal Financial Officer)

          /s/ EDWARD WEBER, JR.             Vice President and Controller           March 28, 2003
 .........................................    (Principal Accounting Officer)
           (EDWARD WEBER, JR.)

            /s/ LEON D. BLACK               Director                                March 28, 2003
 .........................................
             (LEON D. BLACK)

         /s/ LAWRENCE F. GILBERTI           Director                                March 28, 2003
 .........................................
          (LAWRENCE F. GILBERTI)

           /s/ JAMES P. HOLDEN              Director                                March 28, 2003
 .........................................
            (JAMES P. HOLDEN)

          /s/ PETER G. PETERSON             Director                                March 28, 2003
 .........................................
           (PETER G. PETERSON)

          /s/ JOSEPH V. VITTORIA            Director                                March 28, 2003
 .........................................
           (JOSEPH V. VITTORIA)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph P. Clayton, the Chief Executive Officer of Sirius Satellite Radio Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Sirius Satellite Radio Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /S/ JOSEPH P. CLAYTON
                                             .................................
                                                       JOSEPH P. CLAYTON
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

March 28, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John J. Scelfo, the Chief Financial Officer of Sirius Satellite Radio Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Sirius Satellite Radio Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /S/ JOHN J. SCELFO
                                             .................................
                                                        JOHN J. SCELFO
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

March 28, 2003

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2
Report of Independent Public Accountants....................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................  F-4
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................  F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiary:

    We have audited the accompanying consolidated balance sheet of Sirius Satellite Radio Inc. and Subsidiary (the 'Company') as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2002.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
February 7, 2003, except for Note 2,
    as to which the date is March 17, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. SEE
EXHIBIT 23.2 FOR FURTHER DISCUSSION.

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

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 26, 2002

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Revenue:
    Subscriber revenue, net of mail-in rebates..............  $     623   $  --       $  --
    Advertising revenue, net of agency fees.................        146      --          --
    Other revenue...........................................         36      --          --
                                                              ---------   ---------   ---------
    Total revenue...........................................        805      --          --
                                                              ---------   ---------   ---------
Operating expenses:
    Cost of services (excludes depreciation expense shown
      separately below):
        Satellite and transmission..........................     39,308      31,056      12,486
        Programming and content.............................     22,728       9,836       4,848
        Customer service and billing........................      7,862       6,572       1,027
    Sales and marketing.....................................    108,385      21,566      13,992
    General and administrative..............................     30,682      28,536      19,262
    Research and development................................     30,087      47,794      64,489
    Depreciation expense....................................     82,747       9,052       2,352
    Non-cash stock compensation (benefit)/expense (1).......     (7,867)     14,044       7,178
                                                              ---------   ---------   ---------
Total operating expenses....................................    313,932     168,456     125,634
                                                              ---------   ---------   ---------
    Loss from operations....................................   (313,127)   (168,456)   (125,634)

Other income (expense):
    Debt restructuring......................................     (8,448)     --          --
    Gain on extinguishment of debt..........................     --           5,313      --
    Interest and investment income..........................      5,257      17,066      24,485
    Interest expense, net of amounts capitalized............   (106,163)    (89,686)    (33,595)
                                                              ---------   ---------   ---------
Total other income (expense)................................   (109,354)    (67,307)     (9,110)
                                                              ---------   ---------   ---------
    Net loss................................................   (422,481)   (235,763)   (134,744)
Preferred stock dividends...................................    (45,300)    (41,476)    (39,811)
Preferred stock deemed dividends............................       (685)       (680)     (8,260)
Accretion of dividends in connection with the issuance of
  warrants on preferred stock...............................     --          --            (900)
                                                              ---------   ---------   ---------
    Net loss applicable to common stockholders..............  $(468,466)  $(277,919)  $(183,715)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
    Net loss per share applicable to common stockholders
      (basic and diluted)...................................  $   (6.13)  $   (5.30)  $   (4.72)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

    Weighted average common shares outstanding (basic and
      diluted)..............................................     76,394      52,427      38,889
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

(1) Allocation of non-cash stock compensation (benefit)/expense to other operating expenses:

   Satellite and transmission...............................  $  (1,403)  $   1,936   $     384
   Programming and content..................................     (1,807)      2,256         910
   Customer service and billing.............................       (172)        223          17
   Sales and marketing......................................     (1,046)      2,051         271
   General and administrative...............................     (1,616)      3,831       4,406
   Research and development.................................     (1,823)      3,747       1,190
                                                              ---------   ---------   ---------
       Total non-cash stock compensation
         (benefit)/expense..................................  $  (7,867)  $  14,044   $   7,178
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                           ASSETS
Current assets:
   Cash and cash equivalents................................   $   18,375     $    4,726
   Marketable securities....................................      155,327        304,218
   Restricted investments, short-term.......................      --              14,798
   Prepaid expenses.........................................       24,562         12,161
   Other current assets.....................................        1,345            142
                                                               ----------     ----------
       Total current assets.................................      199,609        336,045
Property and equipment, net.................................    1,032,874      1,082,915
FCC license.................................................       83,654         83,654
Restricted investments, long-term...........................        7,200          7,200
Other long-term assets......................................       17,603         17,791
                                                               ----------     ----------
       Total assets.........................................   $1,340,940     $1,527,605
                                                               ----------     ----------
                                                               ----------     ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses....................   $   45,086     $   39,836
   Accrued interest.........................................        3,234          5,477
   Current portion of long-term debt........................      --              15,000
                                                               ----------     ----------
       Total current liabilities............................       48,320         60,313
Long-term debt, net of current portion......................      670,357        639,990
Accrued interest, net of current portion....................       46,914         17,201
Other long-term liabilities.................................        7,350          2,284
                                                               ----------     ----------
       Total liabilities....................................      772,941        719,788
                                                               ----------     ----------
Commitments and contingencies:
   9.2% Series A Junior Cumulative Convertible Preferred
     Stock, $.001 par value: 4,300,000 shares authorized,
     1,902,823 and 1,742,512 shares issued and outstanding
     at December 31, 2002 and 2001, respectively
     (liquidation preferences of $190,282 and $174,251), at
     net carrying value including accrued dividends.........      193,230        177,120
   9.2% Series B Junior Cumulative Convertible Preferred
     Stock, $.001 par value: 2,100,000 shares authorized,
     853,450 and 781,548 shares issued and outstanding at
     December 31, 2002 and 2001, respectively (liquidation
     preferences of $85,345 and $78,155), at net carrying
     value including accrued dividends......................       84,781         77,338
   9.2% Series D Junior Cumulative Convertible Preferred
     Stock, $.001 par value: 10,700,000 shares authorized,
     2,558,655 and 2,343,091 shares issued and outstanding
     at December 31, 2002 and 2001, respectively
     (liquidation preferences of $255,866 and $234,309), at
     net carrying value including accrued dividends.........      253,142        230,710
Stockholders' equity:
   Common stock, $.001 par value: 500,000,000 shares
     authorized, 77,454,197 and 57,455,931 shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively...........................................           77             57
   Additional paid-in capital...............................      963,335        827,590
   Accumulated other comprehensive income...................          913        --
   Accumulated deficit......................................     (927,479)      (504,998)
                                                               ----------     ----------
       Total stockholders' equity...........................       36,846        322,649
                                                               ----------     ----------
       Total liabilities and stockholders' equity...........   $1,340,940     $1,527,605
                                                               ----------     ----------
                                                               ----------     ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         ACCUMULATED
                                                          COMMON STOCK      ADDITIONAL      OTHER
                                                       -------------------   PAID-IN    COMPREHENSIVE  ACCUMULATED
                                                         SHARES     AMOUNT   CAPITAL       INCOME        DEFICIT      TOTAL
                                                       ----------   ------  ----------  -------------  -----------  ---------
Balances, December 31, 1999..........................  28,721,041    $29     $268,641     $--           $(134,491)  $ 134,179
Net loss.............................................      --        --        --          --            (134,744)   (134,744)
Sale of $.001 par value common stock, $43.66 per
 share, net of expenses..............................   2,290,322      2       99,958      --              --          99,960
Conversion of 8 3/4% Convertible Subordinated Notes
 due 2009, including accrued interest................   2,134,582      2       63,265      --              --          63,267
Conversion of 10 1/2% Series C Convertible Preferred
 Stock, including accrued dividends..................   8,266,488      8      164,361      --              --         164,369
Exercise of warrants to purchase 10 1/2% Series C
 Convertible Preferred Stock.........................      --        --        (4,443)     --              --          (4,443)
Exercise of warrants issued in connection with
 14 1/2% Senior Secured Notes due 2009, $26.45 per
 share...............................................      43,344    --           627      --              --             627
Exercise of stock options, between $2.88 and $38.88
 per share...........................................     623,326      1        7,819      --              --           7,820
Issuance of common stock to employees and employee
 benefit plans.......................................      20,282    --         1,942      --              --           1,942
Sale of common stock to employee benefit plan........       8,572    --           343      --              --             343
Compensation in connection with the issuance of stock
 options.............................................      --        --         5,234      --              --           5,234
Preferred stock dividends............................      --        --       (39,811)     --              --         (39,811)
Preferred stock deemed dividends.....................      --        --        (8,260)     --              --          (8,260)
                                                       ----------    ---     --------     ---  -        ---------   ---------
Balances, December 31, 2000..........................  42,107,957     42      559,676      --            (269,235)    290,483
Net loss.............................................      --        --        --          --            (235,763)   (235,763)
Sale of $.001 par value common stock, $21.00 per
 share, net of expenses..............................  11,500,000     12      229,288      --              --         229,300
Conversion of 8 3/4% Convertible Subordinated Notes
 due 2009, including accrued interest................   2,283,979      2       42,676      --              --          42,678
Acquisition of 15% Senior Secured Discount Notes due
 2007................................................     948,565      1        8,588      --              --           8,589
Exercise of stock options, between $1.00 and $26.875
 per share...........................................     185,221    --           611      --              --             611
Issuance of common stock to employees and employee
 benefit plans.......................................     391,489    --         5,299      --              --           5,299
Sale of common stock to employee benefit plan........      38,720    --           334      --              --             334
Issuance of warrants in connection with Lehman Term
 Loan Facility.......................................      --        --        11,879      --              --          11,879
Compensation in connection with the issuance of stock
 options.............................................      --        --        11,395      --              --          11,395
Preferred stock dividends............................      --        --       (41,476)     --              --         (41,476)
Preferred stock deemed dividends.....................      --        --          (680)     --              --            (680)
                                                       ----------    ---     --------     ----          ---------   ---------
Balances, December 31, 2001..........................  57,455,931     57      827,590      --            (504,998)    322,649
Net loss.............................................      --        --        --          --            (422,481)   (422,481)
Unrealized gain on available-for-sale securities.....      --        --        --          913             --             913
Sale of $.001 par value common stock, $9.85 per
 share, net of expenses..............................  16,000,000     16      147,484      --              --         147,500
Conversion of 8 3/4% Convertible Subordinated Notes
 due 2009, including accrued interest................   2,913,483      3       39,297      --              --          39,300
Exercise of stock options, $7.50 per share...........       3,000    --            22      --              --              22
Issuance of common stock to employees and employee
 benefit plans.......................................     910,204      1        3,347      --              --           3,348
Compensation in connection with the issuance of stock
 options.............................................      --        --        (9,495)     --              --          (9,495)
Warrant expense associated with acquisition of
 programming.........................................      --        --            20      --              --              20
Issuance of common stock in connection with marketing
 agreement...........................................     150,000    --           129      --              --             129
Reduction of warrant exercise price in connection
 with the amendment to Lehman Term Loan Facility.....      --        --           926      --              --             926
Issuance of common stock in connection with
 conversion of 10 1/2% Series C Convertible Preferred
 Stock in prior period...............................      21,579    --        --          --              --          --
Preferred stock dividends............................      --        --       (45,300)     --              --         (45,300)
Preferred stock deemed dividends.....................      --        --          (685)     --              --            (685)
                                                       ----------    ---     --------     ----          ---------   ---------
Balances, December 31, 2002..........................  77,454,197    $77     $963,335     $913          $(927,479)  $  36,846
                                                       ==========    ===     ========     ====          =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2002        2001        2000
                                               ---------   ---------   ---------
Cash flows from operating activities:
   Net loss..................................  $(422,481)  $(235,763)  $(134,744)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation expense..................     82,747       9,052       2,352
       Non-cash interest expense.............     58,957      54,889      52,215
       Gain on early extinguishment of
         long-term debt......................     --          (5,313)     --
       Non-cash stock compensation
         (benefit)/expense...................     (7,867)     14,044       7,178
       Loss on impairment of fixed assets....      8,919      --             249
       Amortization of prepaid in-orbit
         satellite insurance.................     11,911      11,025       3,369
       Debt restructuring....................      8,448      --          --
       Other.................................        149      --          --
   Increase/(decrease) in cash and cash
     equivalents resulting from changes in
     assets and liabilities:
       Marketable securities.................    (76,562)   (182,315)    189,698
       Restricted investments................       (202)     (1,788)     (3,097)
       Prepaid expenses and other current
         assets..............................    (25,453)     (2,385)    (12,518)
       Other long-term assets................        (34)      2,339      (5,066)
       Accrued interest......................     28,587       6,907       6,645
       Accounts payable and accrued
         expenses............................     12,070      (5,446)      5,693
                                               ---------   ---------   ---------
          Net cash (used in)/provided by
            operating activities.............   (320,811)   (334,754)    111,974
                                               ---------   ---------   ---------
Cash flows from investing activities:
       Additions to property and equipment...    (41,625)    (78,423)   (392,627)
       Additions to FCC license..............     --            (286)     --
       Proceeds from the sale of assets......     --              13      --
       Purchases of restricted investments...     --            (450)     (1,000)
       Maturities of restricted
         investments.........................     14,500      29,000      29,000
       Purchases of available-for-sale
         securities..........................   (273,196)     --          --
       Sales and maturities of
         available-for-sale securities.......    500,000      --          --
                                               ---------   ---------   ---------
          Net cash provided by/(used in)
            investing activities.............    199,679     (50,146)   (364,627)
                                               ---------   ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
     net.....................................     --         145,000      --
   Proceeds from issuance of common stock,
     net.....................................    147,500     229,635     100,301
   Proceeds from issuance of preferred stock,
     net.....................................     --          --         192,450
   Proceeds from exercise of stock options
     and warrants............................         22         610       8,447
   Repayment of notes payable................     --          --        (115,957)
   Payments associated with
     recapitalization........................    (12,707)     --          --
   Other.....................................        (34)        (16)     --
                                               ---------   ---------   ---------
          Net cash provided by financing
            activities.......................    134,781     375,229     185,241
                                               ---------   ---------   ---------
Net increase/(decrease) in cash and cash
 equivalents.................................     13,649      (9,671)    (67,412)
Cash and cash equivalents at the beginning of
 period......................................      4,726      14,397      81,809
                                               ---------   ---------   ---------
Cash and cash equivalents at the end of
 period......................................  $  18,375   $   4,726   $  14,397
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------
Supplemental disclosure of cash flows from
 operating activities:
   Cash paid during the period for
     interest................................  $  24,042   $  47,160   $  38,405
   Common stock issued in satisfaction of
     accrued compensation....................      1,720       2,649      --
Supplemental disclosure of non-cash investing
 and financing activities:
   Common stock issued in connection with the
     conversion of 8 3/4% Convertible
     Subordinated Notes due 2009, including
     accrued interest........................  $  39,300   $  42,678   $  63,267
   Common stock issued in exchange for 15%
     Senior Secured Discount Notes due
     2007....................................     --           8,589      --
   Common stock issued in exchange for
     10 1/2% Series C Convertible Preferred
     Stock, including accrued dividends......     --          --         164,369
   Capitalized interest......................      5,426      19,270      63,728

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. BUSINESS

    Sirius Satellite Radio Inc. broadcasts digital-quality audio from three orbiting satellites throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 streams of 100% commercial-free music in virtually every genre, and over 40 streams of news, sports, weather, talk, comedy, public radio and children's programming.

    Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network and satellite telemetry, tracking and control facilities.

    We emerged from the development stage in the first quarter of 2002 following the launch of our service on February 14, 2002 in select markets. We launched our service nationally on July 1, 2002.

    As of December 31, 2002, we had 29,947 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz Corporation. Our primary source of revenue is subscription and activation fees. In addition, we derive revenues from selling limited advertising on our non-music streams.

2. RECAPITALIZATION

    On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

                   we exchanged 545,012,162 shares of our common stock for approximately 91% of our outstanding debt, resulting in the cancellation of all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

                   we exchanged 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock for all of our outstanding convertible preferred stock;

                   we sold 24,060,271 shares of our common stock to affiliates of Apollo Management, L.P. for an aggregate of $25,000 in cash;

                   we sold 24,060,271 shares of our common stock to affiliates of The Blackstone Group L.P. for an aggregate of $25,000 in cash; and

                   we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. for an aggregate of $150,000 in cash.

    After giving effect to these transactions, at March 7, 2003, we had $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009, and approximately 911,479,700 shares of common stock outstanding. We recognized a non-cash gain of approximately $257,000 during the first quarter of 2003 as a result of these transactions.

    At March 7, 2003, we had in excess of $300,000 of cash, cash equivalents and marketable securities, an amount sufficient to cover our estimated funding needs into the second quarter of 2004. We estimate that we will need additional funding of approximately $100,000 before we achieve cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

    Refer to Notes 8 and 9 for further information regarding these transactions.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Sirius Satellite Radio Inc. and Satellite CD Radio, Inc., our wholly owned subsidiary. We emerged from development stage and entered commercial operations on February 14, 2002; as such, we revised our Consolidated Statements of Operations to reflect our operational status.

  REVENUE RECOGNITION

    Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the estimated term of the subscriber relationship of 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available.

    During 2002, we offered a mail-in rebate program to new subscribers. As required by EITF No. 01-09, 'Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products),' we reported the cost of this program as a reduction of subscriber revenue, as we paid mail-in rebates directly to subscribers. As sufficient historical data related to our mail-in rebate program was not available, we initially accrued 100% of all potential rebates to new subscribers. We concluded this mail-in rebate program during 2002 and have adjusted the related accrual to reflect the actual amounts paid to subscribers.

    We recognize advertising revenue from the sale of spot announcements to advertisers as the announcements are broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

SUBSCRIBER ACQUISITION COSTS

    Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to manufacturers of SIRIUS radios in order to acquire new subscribers. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios installed in vehicles under our agreement with Hertz Corporation, as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  STOCK OPTIONS

    At December 31, 2002, we had three stock-based employee compensation plans, which are described more fully in Note 10. We have adopted the disclosure provisions allowed by Statement of Financial Accounting Standards ('SFAS')
No. 148, 'Accounting for Stock-Based Compensation -- Transition and
Disclosure -- An Amendment of FASB Statement No. 123.' In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees'; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
Net loss applicable to common stockholders -- as reported...  $(468,466)  $(277,919)  $(183,715)
Non-cash stock compensation (benefit)/expense -- as
  reported..................................................     (7,867)     14,044       7,178
Stock-based compensation -- pro forma.......................    (22,337)    (40,666)    (43,071)
                                                              ---------   ---------   ---------
Net loss applicable to common stockholders -- pro forma.....  $(498,670)  $(304,541)  $(219,608)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Net loss per share applicable to common stockholders (basic
  and diluted) -- as reported...............................  $   (6.13)  $   (5.30)  $   (4.72)
Net loss per share applicable to common stockholders (basic
  and diluted) -- pro forma.................................  $   (6.53)  $   (5.81)  $   (5.65)

    Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

                                                                  2002       2001       2000
                                                                  ----       ----       ----
Risk-free interest rate....................................       2.48%      4.05%      4.89%
Expected life of options -- years..........................       4.75       4.48       4.38
Expected stock price volatility............................        110%        78%        72%
Expected dividend yield....................................        N/A        N/A        N/A

    In accordance with APB Opinion No. 25, we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees as the excess of the market value of our common stock on the date of grant over the amount that must be paid to acquire our common stock. We record these compensation costs over the vesting period of the stock-based award.

    We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123, 'Accounting for Stock-Based Compensation.'

    In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we record compensation

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

  COSTS OF RECAPITALIZATION

    Costs associated with the restructuring of our debt are expensed as incurred. Costs associated with the sale of common stock in connection with our recapitalization are capitalized and will be used in determining the net proceeds from the transaction.

  GAIN ON EARLY EXTINGUISHMENT OF DEBT

    We adopted SFAS No. 145 'Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,' which requires gains and loss from the extinguishment of debt to be classified as extraordinary only if they meet the criteria in APB Opinion No. 30, 'Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' During 2001, we recognized an extraordinary gain of $5,313, or $0.10 per share, on the extinguishment of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007. Our adoption of SFAS No. 145 required us to classify the gain on early extinguishment of debt as other income in our Consolidated Statement of Operations.

  NET LOSS PER SHARE

    Basic net loss per share is based on the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 17,486,000 and 18,872,000 common stock equivalents were outstanding as of December 31, 2002 and 2001, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

  COMPREHENSIVE INCOME

    SFAS No. 130, 'Reporting Comprehensive Income,' established a standard for reporting and displaying other comprehensive income and its components within financial statements. The change in unrealized gain on available-for-sale securities is the only component of other comprehensive income.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include investments purchased with an original maturity of three months or less. Cash and cash equivalents are stated at fair market value and consist of cash on hand and money market funds.

  MARKETABLE SECURITIES

    Marketable securities consist of U.S. government notes and U.S. government agency obligations. Effective April 1, 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because we no longer intend to actively buy and sell marketable securities with the objective of generating trading profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. Prior to April 1, 2002, marketable securities were classified as trading

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

securities and unrealized holding gains and losses were recognized in earnings. Marketable securities held at December 31, 2002 and 2001 mature within one year from the date of purchase. We had unrealized holding gains on marketable securities of $913 and $3,387 as of December 31, 2002 and 2001, respectively.

  RESTRICTED INVESTMENTS

    Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. Restricted investments included long-term certificates of deposit of $7,200 as of December 31, 2002 and short-term and long-term certificates of deposit totaling $7,789 as of December 31, 2001. These certificates of deposit are pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters. Also included in restricted investments as of December 31, 2001 were U.S. Treasury Notes of $14,209, the proceeds from which were used to pay interest on our 14 1/2% Senior Secured Notes due 2009 on May 15, 2002. These U.S. Treasury Notes were classified as held-to-maturity securities and unrealized holding gains and losses were not reflected in earnings. As of December 31, 2001, we had an unrealized holding gain of $196 related to our held-to-maturity securities and the fair market value of our held-to-maturity securities was $14,405.

  PROPERTY AND EQUIPMENT

    All costs incurred to prepare our satellite radio system for use were capitalized. Such costs consist of satellite and launch vehicle construction, broadcast studio equipment, terrestrial repeater network, satellite telemetry, tracking and control facilities and interest. The estimated useful lives of our property and equipment are as follows:


Leasehold improvements......................................    15 years
Satellite system............................................    15 years
Broadcast studio equipment..................................   3-8 years
Terrestrial repeater network................................  5-15 years
Satellite telemetry, tracking and control facilities........  3-15 years
Customer care, billing and conditional access...............   3-7 years
Furniture, fixtures, equipment and other....................   3-7 years

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

    We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, except for our FCC license discussed below, the impairment will be measured in accordance with SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

  FCC LICENSE

    In June 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 142 requires, for all fiscal years beginning after December 15, 2001, that goodwill and

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. We completed an impairment analysis during the first half of the year ended December 31, 2002, and concluded that there was no impairment loss related to our FCC license. On November 1, 2002, we updated our impairment test and determined that there was no impairment. We use projections of estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license. To date, we have not recorded any amortization expense related to our FCC license, and therefore are not required to include the transitional disclosures contained in SFAS No. 142.

  DEBT ISSUANCE COSTS

    Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective debt.

  CLASSIFICATION OF LONG-TERM DEBT AND ACCRUED INTEREST

    In accordance with SFAS No. 6, 'Classification of Short-Term Obligations Expected to be Refinanced,' the current portions of long-term debt and accrued interest that were exchanged for shares of our common stock on March 7, 2003 as part of our debt restructuring are classified as long-term liabilities as of December 31, 2002.

  FAIR VALUE OF DEBT AND PREFERRED STOCK

    We determined the estimated fair values of our debt and preferred stock using available market information and commonly accepted valuation methods. Considerable judgment is necessary to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of our debt or preferred stock. The use of alternative valuation methods and/or estimates may have resulted in estimations which are materially different from those presented. The estimated fair values were based on available information as of December 31, 2002 and 2001.

    We estimated the fair value of our debt and preferred stock using the following methods and assumptions: (1) quoted market prices were used to estimate the fair market values of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009; (2) a discounted cash flow analysis was used to estimate the fair market values of our term loan facilities; and (3) the fair value of our preferred stock was estimated on an as-converted basis using the market price of our common stock on December 31, 2002 and 2001.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The following table summarizes the book and fair values of our debt and preferred stock:

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                             2002                      2001
                                                    -----------------------   -----------------------
                                                    BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                                    ----------   ----------   ----------   ----------
15% Senior Secured Discount Notes due 2007........   $280,430     $102,357     $242,286     $123,389
14 1/2% Senior Secured Notes due 2009.............    179,382       79,000      176,346      116,000
8 3/4% Convertible Subordinated Notes due 2009....     16,461        6,749       45,936       26,643
Lehman term loan facility.........................    144,084      113,855      140,422       97,970
Loral term loan facility..........................     50,000       42,759       50,000       28,329
9.2% Series A Junior Cumulative Convertible
  Preferred Stock.................................    193,230        4,059      177,120       67,551
9.2% Series B Junior Cumulative Convertible
  Preferred Stock.................................     84,781        1,821       77,338       30,298
9.2% Series D Junior Cumulative Convertible
  Preferred Stock.................................    253,142        4,816      230,710       80,147

  INCOME TAXES

    We account for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of income tax payable for the period and the change during the period in deferred tax assets and liabilities.

  PREFERRED STOCK

    We record preferred stock on the date of issuance by allocating, when appropriate, a portion of the proceeds that represents a beneficial conversion feature to additional paid-in capital. The beneficial conversion feature is amortized using the effective interest method and is recognized as a deemed dividend over the shortest period of conversion. The carrying value of the stock accretes to its liquidation value over the mandatory redemption period, increasing the periodic net loss applicable to common stockholders.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which is effective for fiscal years beginning after June 15, 2002, with early application encouraged.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. The amount of the legal obligation should be capitalized as part of the related long-lived asset when the cost is recognized and allocated to expense over the useful life of the asset. We do not believe that our adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities,' which requires that a liability associated with an exit or disposal activity be measured at fair value and recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not believe that our adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

4. SUBSCRIBER REVENUE

    Subscriber revenue, which consists of subscription and non-refundable activation fees, was partially offset by the cost of our mail-in rebate program during the year ended December 31, 2002. Mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscriber revenue in the period the subscriber activates our service. Subscriber revenue consists of the following:

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                               ----     ----     ----
Subscription revenue........................................  $1,016   $ --     $ --
Activation revenue..........................................      33     --       --
Subscriber rebates..........................................    (426)    --       --
                                                              ------   ------   ------
    Total subscriber revenue................................  $  623   $ --     $ --
                                                              ------   ------   ------
                                                              ------   ------   ------

5. NON-CASH STOCK COMPENSATION

    We record non-cash stock compensation benefits or expenses in connection with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to our employee benefit plans. In accordance with FASB Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we recognized a non-cash stock compensation benefit of $7,867 for the year ended December 31, 2002 and non-cash stock compensation expense of $14,044 and $7,178 for the years ended December 31, 2001 and 2000, respectively. The non-cash stock compensation benefit for the year ended December 31, 2002 includes a non-cash compensation benefit of $9,717 related to options that were repriced during 2001. The non-cash stock compensation expense for the year ended December 31, 2001 includes a non-cash compensation charge of $9,937 in connection with these repriced stock options.

6. INTEREST COST

    We capitalize a portion of the interest on funds borrowed to finance our construction in process. The following is a summary of our interest cost:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2002        2001        2000
                                                           ----        ----        ----
Interest cost charged to expense.......................  $106,163    $ 89,686    $33,595
Interest cost capitalized..............................     5,426      19,270     63,728
                                                         --------    --------    -------
    Total interest cost incurred.......................  $111,589    $108,956    $97,323
                                                         --------    --------    -------
                                                         --------    --------    -------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Interest cost charged to expense for the years ended December 31, 2002, 2001 and 2000 included non-cash costs associated with the induced conversion of our 8 3/4% Convertible Subordinated Notes due 2009 of $9,650, $8,259 and $12,432, respectively.

7. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
Satellite system............................................  $  945,548   $  801,206
Terrestrial repeater network................................      64,036       --
Leasehold improvements......................................      25,348       24,767
Broadcast studio equipment..................................      23,332       21,356
Customer care, billing and conditional access...............      19,984       15,151
Satellite telemetry, tracking and control facilities........      16,418       16,269
Furniture, fixtures, equipment and other....................      25,908       19,061
Construction in process.....................................       5,769      197,207
                                                              ----------   ----------
    Total property and equipment............................   1,126,343    1,095,017
Accumulated depreciation....................................     (93,469)     (12,102)
                                                              ----------   ----------
    Property and equipment, net.............................  $1,032,874   $1,082,915
                                                              ----------   ----------
                                                              ----------   ----------

    Construction in process consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
Construction of satellites..................................  $   --       $  128,720
Construction of terrestrial repeater network................       5,769       68,487
                                                              ----------   ----------
    Construction in process.................................  $    5,769   $  197,207
                                                              ----------   ----------
                                                              ----------   ----------

    Our satellites were successfully launched on June 30, 2000, September 5, 2000 and November 30, 2000. We received title to our satellites on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. Our spare satellite was delivered to ground storage on April 19, 2002. Our three-satellite constellation and terrestrial repeater network were placed into service on February 14, 2002.

  CUSTOMER CARE, BILLING AND CONDITIONAL ACCESS

    On November 4, 2002, we notified Sentraliant, Inc., the company that developed and operates our subscriber management system, that it had breached the agreement under which it provides that system, and that, unless various defects and other problems with the system were corrected by January 3, 2003, the agreement would terminate on that date. We later extended the termination date to January 17, 2003. Sentraliant has informed us that it believes the issues we identified have been previously resolved, are enhancements to the system that had not yet been authorized by us, or are defects that are not material.

    On January 15, 2003, Sentraliant filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. On January 22, 2003, Sentraliant filed a proceeding with the Bankruptcy Court seeking, among other things, a declaratory judgment that our agreement with Sentraliant has not terminated and that our subscriber management system is free of material defects.

    The Bankruptcy Court has scheduled a trial on this matter for April 3 and 4, 2003. If the Bankruptcy Court finds that the subscriber management system is free of material defects, we will be required to continue our arrangement with Sentraliant. If the Bankruptcy Court finds that the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

agreement is no longer in effect or that the subscriber management system contains material defects, the agreement will be terminated. Termination of our agreement with Sentraliant would result in a non-cash charge of approximately $15,000 related to the net book value of our subscriber management system.

    We are prepared to implement a new subscriber management system. Our new system effectively manages our existing customer data, captures new customer data and interfaces with our conditional access system, although we have not completed development and testing of all of the system's functions.

  OPTIMIZATION OF TERRESTRIAL REPEATER NETWORK

    During the year ended December 31, 2002, we implemented our terrestrial network optimization plan, which was designed to improve our signal coverage in urban areas. In connection with this optimization, we recorded a loss of $5,005 related to the disposal of certain terrestrial repeater equipment, which is included in satellite and transmission costs on our Consolidated Statement of Operations.

8. LONG-TERM DEBT AND ACCRUED INTEREST

    Our long-term debt consists of the following:

                                                                       DECEMBER 31,
                                                                    -------------------
                                                     MATURITY DATE    2002       2001
                                                     -------------    ----       ----
15% Senior Secured Discount Notes due 2007.........    12/01/07     $280,430   $242,286
14 1/2% Senior Secured Notes due 2009..............     5/15/09      179,382    176,346
8 3/4% Convertible Subordinated Notes due 2009.....     9/29/09       16,461     45,936
Lehman term loan facility (current interest rate of
  6.80%)...........................................     Various      144,084    140,422
Loral term loan facility (interest rate of 10%)....     Various       50,000     50,000
                                                                    --------   --------
    Total debt.....................................                 $670,357   $654,990
        Less: current portion......................                       --    (15,000)
                                                                    --------   --------
    Total long-term debt...........................                 $670,357   $639,990
                                                                    --------   --------
                                                                    --------   --------

    Accrued interest associated with our long-term debt is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
15% Senior Secured Discount Notes due 2007..................  $  3,505   $     --
14 1/2% Senior Secured Notes due 2009.......................    18,206      3,706
8 3/4% Convertible Subordinated Notes due 2009..............     1,088      1,024
Lehman term loan facility...................................     3,170        747
Loral term loan facility....................................    24,179     17,201
                                                              --------   --------
    Total accrued interest..................................  $ 50,148   $ 22,678
        Less: current portion...............................    (3,234)    (5,477)
                                                              --------   --------
    Total long-term accrued interest........................  $ 46,914   $ 17,201
                                                              --------   --------
                                                              --------   --------

  DEBT RESTRUCTURING

    In connection with our recapitalization we issued 204,319,915, 148,301,817 and 12,436,656 shares of our common stock in exchange for $251,230 in aggregate principal amount at maturity of

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, respectively, including in each case accrued interest. In addition, we issued 120,988,793 and 58,964,981 shares of our common stock for the cancellation of our Lehman term loan facility and Loral term loan facility, including accrued interest. Long-term debt and accrued interest that were exchanged for shares of our common stock are classified as long-term liabilities as of December 31, 2002.

    After giving effect to the restructuring, at March 7, 2003, we had approximately $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009 outstanding.

    In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring. Refer to Note 2 for further information regarding our recapitalization.

  15% SENIOR SECURED DISCOUNT NOTES DUE 2007

    Our 15% Senior Secured Discount Notes mature on December 1, 2007. Cash interest is payable semi-annually on each June 1 and December 1, commencing on June 1, 2003, through December 1, 2007. The obligations under our 15% Senior Secured Discount Notes due 2007 are secured by a lien on the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our spare satellite.

    During 2001, we issued 948,565 shares of our common stock in exchange for $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007.

  14 1/2% SENIOR SECURED NOTES DUE 2009

    Our 14 1/2% Senior Secured Notes mature on May 15, 2009. Cash interest is payable semi-annually on each May 15 and November 15 through May 15, 2009. The obligations under our 14 1/2% Senior Secured Notes due 2009 are secured by a lien on the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our spare satellite.

    As of December 31, 2002, we were in default under the indenture governing our 14 1/2% Senior Secured Notes due 2009 as we elected to not make certain interest payments during 2002. We cured the interest default under this indenture through a cash payment on March 12, 2003 in respect of the portion of our 14 1/2% Senior Secured Notes due 2009 that remained outstanding after our restructuring.

  8 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2009

    Our 8 3/4% Convertible Subordinated Notes mature on May 15, 2009. Cash interest is payable semi-annually on each March 29 and September 29 through September 29, 2009. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

    As of December 31, 2002, we were in default under the indenture governing our 8 3/4% Convertible Subordinated Notes due 2009 as we elected to not make certain interest payments during 2002. We cured the interest default under this indenture through a cash payment on

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

March 17, 2003 in respect of the portion of our 8 3/4% Convertible Subordinated Notes due 2009 that remained outstanding after our restructuring.

    During the years ended December 31, 2002, 2001 and 2000, we issued 2,913,483, 2,283,979 and 2,134,582 shares of our common stock in exchange for $29,475, $34,900 and $52,914, respectively, in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 and in satisfaction of accrued interest of $1,117, $637 and $222, respectively, related to these notes.

  LEHMAN TERM LOAN FACILITY

    On March 26, 2002, we entered into an amendment to our Lehman term loan facility, which adjusted the financial covenants, accelerated the payment schedule of the term loan and reduced the exercise price of the warrants that had been issued in connection with the term loan from $29.00 to $15.00 per share. In connection with this exercise price reduction, we adjusted the book value of our term loan and future amortization schedule.

    As of December 31, 2002, we had not made any principal payments under our Lehman term loan facility, including the payments originally due on June 30, 2002, September 30, 2002 and December 31, 2002. As of December 31, 2002, our obligations under our Lehman term loan facility were secured by a lien on the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our spare satellite.

  LORAL TERM LOAN FACILITY

    Loral has deferred $50,000 due under our amended and restated satellite contract. The amount deferred was originally due in quarterly installments beginning in June 2002. Loral's delay in delivering our spare satellite resulted in a revision to our payment schedule. As of December 31, 2002, our obligations under our Loral term loan facility were secured by a security interest in our terrestrial repeater network.

9. CAPITAL STOCK

  COMMON STOCK, PAR VALUE $.001 PER SHARE

    In February 2000, we sold 2,290,322 shares of our common stock to DaimlerChrysler Corporation for net proceeds of approximately $100,000. In February 2001, we sold 11,500,000 shares of our common stock in a public offering for net proceeds of approximately $229,300. In January 2002, we sold 16,000,000 shares of our common stock in a public offering for net proceeds of approximately $147,500.

    As of December 31, 2002, approximately 86,000,000 shares of our common stock were reserved for issuance in connection with outstanding shares of convertible preferred stock, convertible debt, warrants and incentive stock plans.

    On March 4, 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. We filed this amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2003.

    On March 7, 2003, we sold 24,060,271 shares of our common stock to affiliates of Apollo Management, L.P. for an aggregate of $25,000 in cash; 24,060,271 shares of our common stock to affiliates of The Blackstone Group L.P. for an aggregate of $25,000 in cash; and 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. for an aggregate of $150,000 in cash.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  PREFERRED STOCK

    As of December 31, 2002 and 2001 there were 1,902,823 and 1,742,512 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock outstanding, respectively. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $30.00 and entitles its holder to vote on all matters voted on by holders of our common stock on an as-converted basis. From and after November 15, 2001 and prior to November 15, 2003, we may redeem our 9.2%
Series A Junior Cumulative Convertible Preferred Stock at a price of $100.00 per share, plus any unpaid dividends, provided the price of our common stock is at least $60.00 per share for a period of twenty consecutive trading days. From and after November 15, 2003, our right to redeem our 9.2% Series A Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock at a price equal to the $100.00 per share plus any unpaid dividends on November 15, 2011. On November 15, 2002, 2001 and 2000, we issued 160,111, 146,805 and 134,437 shares of our 9.2%
Seriess A Junior Cumulative Convertible Preferred Stock, respectively, as payment of accrued dividends. At December 31, 2002, accrued dividends payable on our 9.2% Series A Junior Cumulative Convertible Preferred Stock was $2,206.

    As of December 31, 2002 and 2001 there were 853,450 and 781,548 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock outstanding, respectively. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock are similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock. On November 15, 2002, 2001 and 2000, we issued 71,902, 65,845 and 60,297 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, respectively, in satisfaction of accrued dividends. At December 31, 2002, accrued dividends payable on our 9.2% Series B Junior Cumulative Convertible Preferred Stock was $990.

    As of December 31, 2002 and 2001 there were 2,558,655 and 2,343,091 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock outstanding, respectively. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock is convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $34.00 and entitles its holder to vote on all matters voted on by holders of our common stock on an as-converted basis. From and after December 23, 2002 and prior to December 23, 2004, we may redeem our 9.2%
Series D Junior Cumulative Convertible Preferred Stock at a price of $100.00 per share, plus any unpaid dividends, provided the price of our common stock is at least $68.00 per share for a period of twenty consecutive trading days. From and after December 23, 2004, our right to redeem our 9.2% Series D Junior Cumulative Convertible Preferred Stock is not restricted by the market price of our common stock. We are required to redeem all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock at a price equal to the $100.00 per share plus any unpaid dividends on November 15, 2011. On November 15, 2002, 2001 and 2000, we issued 215,564, 197,403 and 145,688 shares of our 9.2%
Series D Junior Cumulative Convertible Preferred Stock, respectively, in satisfaction of accrued dividends. At December 31, 2002, accrued dividends payable on our 9.2% Series D Junior Cumulative Convertible Preferred Stock was $2,967.

    On March 7, 2003, we issued 39,927,796 shares of our common stock in exchange for all of the outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock, and 37,065,069 shares of our common stock in exchange for all of the outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, including in each case accrued dividends. In addition, we issued warrants to purchase 87,577,114 shares of our common stock in connection with the exchange of our preferred stock. Refer to
Note 2 for further discussion regarding our recapitalization.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  WARRANTS

    We granted to an investor warrants to purchase 1,800,000 shares of our common stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, we may redeem all of these warrants, provided that the price of our common stock is at least $75.00 per share during a specified period. As of December 31, 2002, all of these warrants were outstanding.

    In connection with the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999, we issued 600,000 warrants, each to purchase 3.65 shares of our common stock at an exercise price of $28.60 per share. As required by the terms of these warrants, we may adjust the number of shares for which each warrant may be exercised and the exercise price per share for issuances of convertible debt, convertible preferred stock, common stock and warrants. As of December 31, 2002, the warrants may be exercised to purchase 4.189 shares of our common stock at an exercise price of $24.92 per share. As of December 31, 2002, 578,990 of these warrants were outstanding and remained outstanding following our restructuring.

    As part of our agreement with DaimlerChrysler, on January 28, 2000, we issued DaimlerChrysler a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $60.00 per share. On October 25, 2002, we cancelled the warrant previously issued to DaimlerChrysler and issued a new warrant which entitles DaimlerChrysler to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. This warrant is exercisable based upon the number of new vehicles equipped to receive our broadcasts DaimlerChrysler manufactures, and is fully exercisable after 4,000,000 new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured. There was no accounting impact associated with the cancellation of the original warrant and subsequent issuance of the new warrant as DaimlerChrysler had not begun to perform under the original agreement.

    As part of our agreement with Ford Motor Company, on June 11, 1999, we issued Ford a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $30.00 per share. On October 7, 2002, we cancelled the warrant previously issued to Ford and issued a new warrant which entitles Ford to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. The new warrant is exercisable based upon certain corporate events and the number of new vehicles equipped to receive our broadcasts Ford manufactures, and is fully exercisable after 1,500,000 new Ford vehicles equipped to receive our broadcasts are manufactured. There was no accounting impact associated with the cancellation of the original warrant and subsequent issuance of the new warrant as Ford had not begun to perform under the original agreement.

    In connection with the Lehman term loan facility, we granted Lehman Commercial Paper Inc. 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share. On March 26, 2002, we entered into an amendment to our term loan agreement with Lehman that reduced the exercise price of these warrants from $29.00 to $15.00 per share. These warrants remained outstanding following our restructuring.

    In connection with the exchange of our preferred stock in our recapitalization, we issued warrants to purchase 35,030,846 shares of our common stock at an exercise price of $0.92 per share and warrants to purchase 52,546,268 shares of our common stock at an exercise price of $1.04 per share.

10. EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLANS

    In February 1994, we adopted our 1994 Stock Option Plan (the '1994 Plan') and our 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). In June 1999, we adopted our 1999 Long-Term Stock Incentive Plan (the '1999 Plan'). Generally, options granted under the

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

plans vest over a three or four-year period and are exercisable for ten years from the date of grant. As of December 31, 2002, the aggregate number of shares of common stock available for issuance pursuant to our stock option plans was approximately 18,989,000 and the options available for grant pursuant to our stock option plans was approximately 4,171,000.

    The following table summarizes the option activity under all stock option plans:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                         2002                     2001                    2000
                                ----------------------   ----------------------   --------------------
                                              WEIGHTED                 WEIGHTED               WEIGHTED
                                              AVERAGE                  AVERAGE                AVERAGE
                                  OPTION      EXERCISE     OPTION      EXERCISE    OPTION     EXERCISE
                                  SHARES       PRICE       SHARES       PRICE      SHARES      PRICE
                                  ------       -----       ------       -----      ------      -----
Outstanding at beginning of
  year........................   11,116,964    $13.58      7,509,975    $29.12    6,497,773    $24.56
Granted.......................    3,239,850    $ 5.78      4,233,200    $ 9.23    2,125,178    $38.41
Exercised.....................       (3,000)   $ 7.50       (185,221)   $ 3.30     (615,576)   $12.55
Cancelled.....................   (1,012,475)   $ 7.34       (440,990)   $17.35     (497,400)   $30.06
Cancelled under repricing.....      --         $--        (3,981,979)   $32.24       --        $--
Granted under repricing.......      --         $--         3,981,979    $ 7.50       --        $--
                                -----------              -----------              ---------
Outstanding at end of year....   13,341,339    $12.16     11,116,964    $13.58    7,509,975    $29.12
                                -----------              -----------              ---------
                                -----------              -----------              ---------

    Exercise prices for stock options outstanding as of December 31, 2002 ranged from $0.68 to $57.00. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2002:

RANGE OF EXERCISE                                        WEIGHTED AVERAGE       WEIGHTED AVERAGE REMAINING
PRICE PER SHARE                SHARES UNDER OPTION   EXERCISE PRICE PER SHARE   CONTRACTUAL LIFE IN YEARS
---------------                -------------------   ------------------------   -------------------------
OUTSTANDING:
Under $5.00..................       1,498,550                 $ 3.59                        8.9
$5.00-$14.99.................       9,218,789                 $ 8.03                        7.2
$15.00-$24.99................        --                       $ --                          --
$25.00-$34.99................       2,526,000                 $31.01                        5.3
$35.00-$44.99................          42,000                 $37.88                        7.4
Over $45.00..................          56,000                 $51.90                        7.5
EXERCISABLE:
Under $5.00..................         260,550                 $ 3.87
$5.00-$14.99.................       6,821,832                 $ 8.15
$15.00-$24.99................        --                       $ --
$25.00-$34.99................       2,518,200                 $31.02
$35.00-$44.99................          33,500                 $37.37
Over $45.00..................          41,500                 $51.90

  401(K) SAVINGS PLAN

    We sponsor the Sirius Satellite Radio 401(k) Savings Plan for eligible employees. Effective December 1, 2001, CIGNA Retirement & Investment Services was appointed the trustee, recordkeeper and investment manager for this plan. Our 401(k) plan allows eligible employees to voluntarily contribute from 1% to 16% of their pre-tax salary subject to certain defined limits. We may match up to 75% of the voluntary employee contribution in the form of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years. Contribution expense resulting from our matching contribution to our 401(k) plan was $1,231, $1,224 and $864 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

11. INCOME TAXES

    Taxes on income included in our Consolidated Statements of Operations consists of the following:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
Current taxes:
    Federal.................................................  $      --   $      --   $      --
    State...................................................         --          --          --
                                                              ---------   ---------   ---------
        Total current taxes.................................  $      --   $      --   $      --
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Deferred taxes:
    Federal.................................................  $      --   $      --   $      --
    State...................................................         --          --          --
                                                              ---------   ---------   ---------
        Total deferred taxes................................  $      --   $      --   $      --
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

    The reconciliation of net loss, as reported, to taxes on income is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                                ----        ----        ----
Net loss, as reported.......................................  $(422,481)  $(235,763)  $(134,744)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Federal tax benefit at statutory rate.......................    147,868      82,517      47,161
State income taxes, net of federal benefit..................     21,747      13,439       7,680
Increase in taxes resulting from permanent differences,
  net.......................................................     (3,508)     (9,797)       (932)
Other.......................................................     (2,571)         --          --
Change in valuation allowance...............................   (163,536)    (86,159)    (53,909)
                                                              ---------   ---------   ---------
        Taxes on income.....................................  $      --   $      --   $      --
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2002        2001
                                                          ----        ----
Deferred tax assets:
    Start-up costs capitalized for tax purposes.......  $  95,547   $ 112,571
    Net operating loss carryforwards..................    277,761      49,873
    Capitalized interest expense......................     28,389      25,812
    Other.............................................      2,221       2,375
                                                        ---------   ---------
        Gross deferred tax asset......................    403,918     190,631
Deferred tax liabilities:
    Depreciation......................................    (51,086)         --
    Other.............................................     (2,281)     (3,616)
                                                        ---------   ---------
        Gross deferred tax liability..................    (53,367)     (3,616)
Net deferred tax assets...............................    350,551     187,015
Valuation allowance...................................   (352,788)   (189,252)
                                                        ---------   ---------
        Deferred tax liability, net of valuation
          allowances..................................  $  (2,237)  $  (2,237)
                                                        ---------   ---------
                                                        ---------   ---------

    A significant portion of costs incurred to date has been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2002 were $237,990. These capitalized costs are being amortized over 60 months. The total deferred tax assets include approximately $8,096, which, if realized, would not affect financial statement income but will be recorded directly to stockholders' equity.

    At December 31, 2002, we had net operating loss ('NOL') carryforwards of approximately $691,857 for federal and state income tax purposes available to offset future taxable income. The NOL carryforwards expire on various dates beginning in 2008. We have had several ownership

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

changes under Section 382 of the Internal Revenue Code, the last of which occurred in early 2002, which may limit our ability to utilize tax deductions attributable to periods prior to that time. Furthermore, future changes in our ownership, including those arising from our recapitalization, may limit our ability to utilize our deferred tax assets. Realization of deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

12. RELATED PARTIES

    During the years ended December 31, 2001 and 2000 we made payments of $200 and $67, respectively, to a financial advisory firm, of which a related party was a partner. We made no payments to this related party during the year ended December 31, 2002.

13. LEASES OBLIGATIONS

    Total rent expense for the years ended December 31, 2002, 2001 and 2000 was $12,792, $10,972 and $6,515, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are payable as follows:

2003.......................................................  $ 7,548
2004.......................................................    7,628
2005.......................................................    6,860
2006.......................................................    6,069
2007.......................................................    6,032
Thereafter.................................................   35,903
                                                             -------
    Total..................................................  $70,040
                                                             -------
                                                             -------

14. COMMITMENTS AND CONTINGENCIES

    The following table summarizes our contractual commitments as of December 31, 2002:

                                     FOR THE YEAR ENDED DECEMBER 31,
                             -----------------------------------------------
                              2003      2004      2005      2006      2007     THEREAFTER    TOTAL
                             -------   -------   -------   -------   -------   ----------   --------
Chip set development and
  production...............  $29,568   $14,400   $    --   $    --   $    --    $    --     $ 43,968
Satellite and
  transmission.............    2,291     2,291     2,291     2,291     2,291     18,328       29,783
Programming and content....    6,927    24,412    32,668    19,757        25         --       83,789
Sales and marketing........   44,536    16,818    10,129     6,000     4,500         --       81,983
Customer service and
  billing..................    5,448     5,148     5,148     3,987     3,600      3,900       27,231
                             -------   -------   -------   -------   -------    -------     --------
    Contractual
      commitments..........  $88,770   $63,069   $50,236   $32,035   $10,416    $22,228     $266,754
                             -------   -------   -------   -------   -------    -------     --------
                             -------   -------   -------   -------   -------    -------     --------

  CHIP SET DEVELOPMENT AND PRODUCTION

    We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to develop future generation chip sets and to produce a minimum quantity of chip sets during each year of the agreement.

  SATELLITE AND TRANSMISSION

    We have entered into an agreement with a provider of satellite services to operate our external satellite telemetry, tracking and control facilities and provide connectivity to our external facilities.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  PROGRAMMING AND CONTENT

    We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, share advertising revenues or to purchase advertising on properties owned or controlled by these licensors.

  SALES AND MARKETING

    We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

  CUSTOMER SERVICE AND BILLING

    We have entered into agreements with third parties to provide customer service, billing service and subscriber management. We are required to pay minimum monthly fees for the services provided under these agreements. We are currently involved in litigation with the provider of our billing services and subscriber management, which is described more fully in Note 7, under which we are seeking relief from our contractual commitments.

  OTHER COMMITMENTS

    In addition to the contractual commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Our quarterly results of operations are summarized below:

                                                           FOR THE THREE MONTHS ENDED,
                                                --------------------------------------------------
                                                MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------     -------    ------------   -----------
2002:
    Revenue...................................  $      33   $      70    $       17    $      685
    Operating expenses........................    (50,751)    (89,961)      (81,739)      (91,481)
    Net loss applicable to common
      stockholders............................    (90,124)   (124,603)     (119,675)     (134,064)
    Net loss per share applicable to common
      stockholders............................  $   (1.22)  $   (1.62)   $    (1.56)   $    (1.74)
2001:
    Revenue...................................  $      --   $      --    $       --    $       --
    Operating expenses........................    (39,316)    (46,652)      (30,650)      (51,838)
    Net loss applicable to common
      stockholders............................    (64,423)    (72,461)      (57,406)      (83,629)
    Net loss per share applicable to common
      stockholders............................  $   (1.34)  $   (1.35)   $    (1.06)   $    (1.52)

    The sum of the quarterly net loss per share applicable to common stockholders does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         3.1    -- Amended and Restated Certificate of Incorporation dated
                   March 4, 2003 (filed herewith).
         3.2    -- Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2001).
         3.3    -- Form of Certificate of Designations of Series B Preferred
                   Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A filed
                   on October 30, 1997 (the 'Form 8-A')).
         4.1    -- Form of certificate for shares of Common Stock
                   (incorporated by reference to Exhibit 4.3 to the Company's
                   Registration Statement on Form S-1 (File No. 33-74782)
                   (the 'S-1 Registration Statement')).
         4.2.1  -- Rights Agreement, dated as of October 22, 1997 (the
                   'Rights Agreement'), between the Company and Continental
                   Stock Transfer & Trust Company, as rights agent
                   (incorporated by reference to Exhibit 1 to the Form 8-A).
         4.2.2  -- Form of Right Certificate (incorporated by reference to
                   Exhibit B to Exhibit 1 to the Form 8-A).
         4.2.3  -- Amendment to the Rights Agreement dated as of October 13,
                   1998 (incorporated by reference to Exhibit 99.2 to the
                   Company's Current Report on Form 8-K dated October 13,
                   1998).
         4.2.4  -- Amendment to the Rights Agreement dated as of November
                   13, 1998 (incorporated by reference to Exhibit 99.7 to the
                   Company's Current Report on Form 8-K dated November 17,
                   1998).
         4.2.5  -- Amended and Restated Amendment to the Rights Agreement
                   dated as of December 22, 1998 (incorporated by reference
                   to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on
                   January 6, 1999).
         4.2.6  -- Amendment to the Rights Agreement dated as of June 11,
                   1999 (incorporated by reference to Exhibit 4.1.8 to the
                   Company's Registration Statement on Form S-4 (File No.
                   333-82303) (the '1999 Units Registration Statement')).
         4.2.7  -- Amendment to the Rights Agreement dated as of September
                   29, 1999 (incorporated by reference to Exhibit 4.1 to the
                   Company's Current Report on Form 8-K filed on October 13,
                   1999).
         4.2.8  -- Amendment to the Rights Agreement dated as of December
                   23, 1999 (incorporated by reference to Exhibit 99.4 to the
                   Company's Current Report on Form 8-K filed on December 29,
                   1999).
         4.2.9  -- Amendment to the Rights Agreement dated as of January 28,
                   2000 (incorporated by reference to Exhibit 4.6.9 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 1999 (the '1999 Form 10-K')).
         4.2.10 -- Amendment to the Rights Agreement dated as of August 7,
                   2000 (incorporated by reference to Exhibit 4.6.10 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 2000).
         4.2.11 -- Amendment to the Rights Agreement dated as of January 8,
                   2002 (incorporated by reference to Exhibit 4.6.11 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2001 (the '2001 Form 10-K')).
         4.2.12 -- Amendment to the Rights Agreement dated as of October 22,
                   2002 (incorporated by reference to Exhibit 99.1 to the
                   Company's Current Report on Form 8-K filed on October 24,
                   2002).
         4.2.13 -- Amendment to Rights Agreement dated as of March 6, 2003
                   (filed herewith).
         4.3    -- Indenture, dated as of November 26, 1997, between the
                   Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount
                   Notes due 2007 (incorporated by reference to Exhibit 4.1
                   to the Company's Registration Statement on Form S-3 (File
                   No. 333-34769) (the '1997 Units Registration Statement')).
         4.4    -- Supplemental Indenture, dated as of March 7, 2003,
                   between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee,
                   relating to the Company's 15% Senior Secured Discount
                   Notes due 2007 (filed herewith).
         4.5    -- Form of 15% Senior Secured Discount Note due 2007
                   (incorporated by reference to Exhibit 4.2 to the 1997
                   Units Registration Statement).
         4.6    -- Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as
                   warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.7    -- Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).
         4.8    -- Form of Common Stock Purchase Warrant granted by the
                   Company to Everest Capital Master Fund, L.P. and to The
                   Ravich Revocable Trust of 1989 (incorporated by reference
                   to Exhibit 4.11 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1997).
         4.9    -- Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee,
                   relating to the Company's 14 1/2% Senior Secured Notes due
                   2009 (incorporated by reference to Exhibit 4.4.2 to the
                   1999 Units Registration Statement).
         4.10   -- Supplemental Indenture, dated as of March 7, 2003,
                   between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee,
                   relating to the Company's 14 1/2% Senior Secured Notes due
                   2009 (filed herewith).
         4.11   -- Form of 14 1/2% Senior Secured Note due 2009
                   (incorporated by reference to Exhibit 4.4.3 to the 1999
                   Units Registration Statement).
         4.12   -- Warrant Agreement, dated as of May 15, 1999, between the
                   Company and United States Trust Company of New York, as
                   warrant agent (incorporated by reference to Exhibit 4.4.4
                   to the 1999 Units Registration Statement).
         4.13   -- Common Stock Purchase Warrant granted by the Company to
                   Ford Motor Company, dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   2002).
         4.14   -- Indenture, dated as of September 29, 1999, between the
                   Company and United States Trust Company of Texas, N.A., as
                   trustee, relating to the Company's 8 3/4% Convertible
                   Subordinated Notes due 2009 (incorporated by reference to
                   Exhibit 4.2 to the Company's Current Report on Form 8-K
                   filed on October 13, 1999).
         4.15   -- First Supplemental Indenture, dated as of September 29,
                   1999, between the Company and United States Trust Company
                   of Texas, N.A., as trustee, relating to the Company's
                   8 3/4% Convertible Subordinated Notes due 2009
                   (incorporated by reference to Exhibit 4.01 to the
                   Company's Current Report on Form 8-K filed on October 1,
                   1999).
         4.16   -- Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to
                   United States Trust Company of Texas, N.A.), as resigning
                   trustee, and HSBC Bank USA, as successor trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due
                   2009 (filed herewith).
         4.17   -- Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee,
                   relating to the Company's 8 3/4% Convertible Subordinated
                   Notes due 2009 (filed herewith).
         4.18   -- Form of 8 3/4% Convertible Subordinated Note due 2009
                   (incorporated by reference to Article VII of Exhibit 4.01
                   to the Company's Current Report on Form 8-K filed on
                   October 1, 1999).
         4.19   -- Common Stock Purchase Warrant granted by the Company to
                   DaimlerChrysler Corporation dated October 25, 2002
                   (incorporated by reference to Exhibit 4.20 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 2002).
         4.20   -- Form of Series A Common Stock Purchase Warrant dated
                   March 7, 2003 (filed herewith).
         4.21   -- Form of Series B Common Stock Purchase Warrant dated
                   March 7, 2003 (filed herewith).
         4.22   -- Amended and Restated Warrant Agreement, dated as of
                   December 27, 2000, between the Company and United States
                   Trust Company of New York, as warrant agent and escrow
                   agent (incorporated by reference to Exhibit 4.27 to the
                   Company's Registration Statement on Form S-3 (File No.
                   333-65602)).
         4.23   -- Second Amended and Restated Pledge Agreement, dated as of
                   March 7, 2001, among the Company, as pledgor, The Bank of
                   New York, as trustee and collateral agent, United States
                   Trust Company of New York, as trustee, and Lehman
                   Commercial Paper Inc., as administrative agent
                   (incorporated by reference to Exhibit 4.25 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 2001).
         4.24   -- Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as
                   collateral agent (incorporated by reference to
                   Exhibit 4.26 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2001).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.25   -- Amended and Restated Intercreditor Agreement, dated as of
                   March 7, 2001, by and between The Bank of New York, as
                   trustee and collateral agent, United States Trust Company
                   of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to
                   Exhibit 4.27 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2001).
        10.1.1  -- Lease Agreement, dated as of March 31, 1998, between
                   Rock-McGraw, Inc. and the Company (incorporated by
                   reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).
        10.1.2  -- Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2000).
        10.1.3  -- Supplemental Indenture, dated as of November 30, 2001, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.3 to the 2001 Form 10-K).
       *10.2    -- Employment Agreement, dated as of February 28, 2003,
                   between the Company and Patrick L. Donnelly (filed
                   herewith).
       *10.3    -- Employment Agreement, dated as of August 29, 2001,
                   between the Company and Michael S. Ledford (incorporated
                   by reference to Exhibit 10.6 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   2001).
       *10.4    -- Employment Agreement, dated as of November 26, 2002,
                   between the Company and Joseph P. Clayton (incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K).
       *10.5    -- Employment Agreement, dated as of January 7, 2002,
                   between the Company and Guy D. Johnson (incorporated by
                   reference to Exhibit 10.7 to the 2001 Form 10-K).
       *10.6    -- Employment Agreement, dated as of May 3, 2002, between
                   the Company and Mary Patricia Ryan (incorporated by
                   reference to Exhibit 10.8 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2002).
       *10.7    -- Agreement, dated as of October 16, 2001, between the
                   Company and David Margolese (incorporated by reference to
                   Exhibit 10.7 to the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001).
       *10.8    -- 1994 Stock Option Plan (incorporated by reference to
                   Exhibit 10.21 to the S-1 Registration Statement).
       *10.9    -- Amended and Restated 1994 Directors' Nonqualified Stock
                   Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1995).
       *10.10   -- CD Radio Inc. 401(k) Savings Plan (incorporated by
                   reference to Exhibit 4.4 to the Company's Registration
                   Statement on Form S-8 (File No. 333-65473)).
       *10.11   -- Sirius Satellite Radio 1999 Long-Term Stock Incentive
                   Plan (incorporated by reference to Exhibit 4.4 of the
                   Company's Registration Statement on Form S-8 (File No.
                   333-31362)).
       *10.12   -- Sirius Satellite Radio 2003 Long-Term Stock Incentive
                   Plan (filed herewith).
        10.13   -- Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by
                   reference to Exhibit 10.16.2 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1998).
     'D'10.14   -- Joint Development Agreement, dated as of February 16,
                   2000, between the Company and XM Satellite Radio Inc.
                   (incorporated by reference to Exhibit 10.28 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 2000).
        21.1    -- List of Subsidiaries (filed herewith).
        23.1    -- Consent of Ernst & Young LLP (filed herewith).
        23.2    -- Notice Regarding Consent of Arthur Andersen LLP (filed
                   herewith).
        99.1    -- Certificate of Joseph P. Clayton, President and Chief
                   Executive Officer, pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002 (filed herewith).
        99.2    -- Certificate of John J. Scelfo, Executive Vice President
                   and Chief Financial Officer, pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002 (filed herewith).

---------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of this exhibit has been omitted pursuant to an application for confidential treatment filed by the Company with the Securities and Exchange Commission.

                                      E-3
                          STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as...............................     'D'