Form 10-Q
period 2003-03-31
SIRIUS SATELLITE RADIO INC
filed 2003-05-14
CIK 908937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

Commission file number 0-24710

                           SIRIUS SATELLITE RADIO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                52-1700207
     ---------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                     1221 Avenue of the Americas, 36th Floor
                            New York, New York 10020
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  212-584-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.001 par value                        911,815,900 shares
  ------------------------------------------------------------------------------
            (Class)                             (Outstanding as of May 12, 2003)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Part I - Financial Information

Consolidated Statements of Operations for the three months ended March 31,
   2003 and 2002 (Unaudited).................................................  1

Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31,
   2002......................................................................  2

Consolidated Statement of Stockholders' Equity for the three months ended
   March 31, 2003 (Unaudited)................................................  3

Consolidated Statements of Cash Flows for the three months ended March 31,
   2003 and 2002 (Unaudited).................................................  4

Notes to Consolidated Financial Statements (Unaudited).......................  5

Management's Discussion and Analysis of Financial Condition and Results of
   Operations................................................................ 13

                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds............................ 22

Item 4. Submission of Matters to a Vote of Security Holders.................. 22

Item 6. Exhibits and Reports on Form 8-K..................................... 22

Signatures................................................................... 23

Certification of Chief Executive Officer..................................... 24

Certification of Acting Chief Financial Officer.............................. 25

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                              For the Three Month Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                   2003       2002
                                                                                 --------   --------
Revenue:
   Subscriber revenue, net of mail-in rebates .............................      $  1,554   $      4
   Advertising revenue, net of agency fees ................................            17         29
   Other revenue ..........................................................            20         --
                                                                                 --------   --------
Total revenue .............................................................         1,591         33
                                                                                 --------   --------
Operating expenses:
   Cost of services (excludes depreciation expense shown separately below):
         Satellite and transmission .......................................         7,867      8,757
         Programming and content ..........................................         6,574      3,783
         Customer service and billing .....................................         2,202      1,842
   Sales and marketing ....................................................        45,340     15,659
   General and administrative .............................................         9,094      7,540
   Research and development ...............................................         4,983      7,713
   Depreciation expense ...................................................        24,100     14,481
   Non-cash stock compensation expense/(benefit) (1) ......................           559     (9,024)
                                                                                 --------   --------
Total operating expenses ..................................................       100,719     50,751
                                                                                 --------   --------
   Loss from operations ...................................................       (99,128)   (50,718)
Other income (expense):
   Debt restructuring .....................................................       256,538         --
   Interest and investment income .........................................         1,343      2,000
   Interest expense, net of amounts capitalized ...........................       (18,665)   (30,193)
                                                                                 --------   --------
Total other income (expense) ..............................................       239,216    (28,193)
                                                                                 --------   --------
   Net income (loss) ......................................................       140,088    (78,911)
Preferred stock dividends .................................................        (8,574)   (11,042)
Preferred stock deemed dividends ..........................................       (79,634)      (171)
                                                                                 --------   --------
   Net income (loss) applicable to common stockholders ....................      $ 51,880   $(90,124)
                                                                                 ========   ========
   Net income (loss) per share applicable to common stockholders:
      Basic ...............................................................      $   0.16   $  (1.22)
                                                                                 ========   ========
      Diluted .............................................................      $   0.16   $  (1.22)
                                                                                 ========   ========
   Weighted average common shares outstanding:
      Basic ...............................................................       327,785     73,861
                                                                                 ========   ========
      Diluted .............................................................       327,872     73,861
                                                                                 ========   ========

--------------
(1) Allocation of non-cash stock compensation expense/(benefit) to other operating expenses:

Satellite and transmission ................................................      $     79   $ (1,596)
Programming and content ...................................................            88     (1,921)
Customer service and billing ..............................................             7       (185)
Sales and marketing .......................................................           208     (1,372)
General and administrative ................................................           126     (1,856)
Research and development ..................................................            51     (2,094)
                                                                                 --------   --------
   Total non-cash stock compensation expense/(benefit) ....................      $    559   $ (9,024)
                                                                                 ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                       March 31,    December 31,
                                                                                         2003           2002
                                                                                      -----------   ------------
                                                                                      (Unaudited)
                                      ASSETS
Current assets:
   Cash and cash equivalents......................................................     $  254,180    $   18,375
   Marketable securities..........................................................         35,562       155,327
   Prepaid expenses...............................................................         22,589        24,562
   Other current assets...........................................................          1,941         1,345
                                                                                       ----------    ----------
         Total current assets.....................................................        314,272       199,609
Property and equipment, net.......................................................      1,014,179     1,032,874
FCC license.......................................................................         83,654        83,654
Restricted investments............................................................          7,200         7,200
Other long-term assets............................................................          1,680        17,603
                                                                                       ----------    ----------
      Total assets................................................................     $1,420,985    $1,340,940
                                                                                       ==========    ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................     $   45,188    $   43,336
   Accrued interest...............................................................          3,105         3,234
   Deferred revenue...............................................................          2,711         1,750
                                                                                       ----------    ----------
      Total current liabilities...................................................         51,004        48,320
Long-term debt....................................................................         58,205       670,357
Accrued interest, net of current portion..........................................             --        46,914
Other long-term liabilities.......................................................          8,535         7,350
                                                                                       ----------    ----------
      Total liabilities...........................................................        117,744       772,941
                                                                                       ----------    ----------
Commitments and contingencies:
   9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par value:
      4,300,000 shares authorized, no shares and 1,902,823 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $190,282), at net carrying value
      including accrued dividends.................................................             --       193,230
   9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par value:
      2,100,000 shares authorized, no shares and 853,450 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $85,345), at net carrying value including
      accrued dividends...........................................................             --        84,781
   9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
      10,700,000 shares authorized, no shares and 2,558,655 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $255,866), at net carrying value
      including accrued dividends.................................................             --       253,142
Stockholders' equity:
   Common stock, $.001 par value: 2,500,000,000 shares authorized, 911,747,153 and 77,454,197 shares issued and outstanding at March 31, 2003 and
      December 31, 2002, respectively.............................................            912            77
   Additional paid-in capital.....................................................      2,089,551       963,335
   Accumulated other comprehensive income.........................................            169           913
   Accumulated deficit............................................................       (787,391)     (927,479)
                                                                                       ----------    ----------
      Total stockholders' equity..................................................      1,303,241        36,846
                                                                                       ----------    ----------
      Total liabilities and stockholders' equity..................................     $1,420,985    $1,340,940
                                                                                       ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                          Accumulated
                                                         Common Stock       Additional       Other
                                                     --------------------     Paid-In    Comprehensive
                                                        Shares     Amount     Capital        Income
                                                     -----------   ------   ----------   -------------
Balances, December 31, 2002 ......................    77,454,197    $ 77    $  963,335       $ 913
Net income .......................................            --      --            --          --
Change in unrealized gain on available-for-sale
   securities ....................................            --      --                      (744)
Issuance of common stock to employees and
   employee benefit plans ........................       557,550       1           509          --
Compensation in connection with the issuance of
   stock options .................................            --      --            49          --
Warrant expense associated with marketing
   agreement .....................................            --      --             1          --
Sale of common stock, par value $.001 per share,
   between $0.92 and $1.04 per share, net of
   expenses ......................................   211,730,379     212       192,641
Exchange of Lehman term loans, including accrued
   interest ......................................   120,988,793     121        85,781          --
Exchange of Loral term loans, including accrued
   interest ......................................    58,964,981      59        41,806          --
Exchange of 15% Senior Secured Discount Notes
   due 2007, including accrued interest ..........   204,319,915     204       144,863          --
Exchange of 14 1/2% Senior Secured Notes due 2009,
   including accrued interest ....................   148,301,817     148       105,146          --
Exchange of 8 3/4% Convertible Subordinated Notes
   due 2009, including accrued interest ..........    12,436,656      13        24,342          --
Exchange of 9.2% Series A and B Junior
   Cumulative Convertible Preferred Stock,
   including accrued dividends ...................    39,927,796      40       304,807          --
Exchange of 9.2% Series D Junior Cumulative
   Convertible Preferred Stock, including
   accrued dividends .............................    37,065,069      37       283,748          --
Issuance of warrants in connection with the
   exchange of 9.2% Series A, B and D Junior
   Cumulative Convertible Preferred Stock ........            --      --        30,731
Preferred stock dividends ........................            --      --        (8,574)         --
Preferred stock deemed dividends .................            --      --       (79,634)         --
                                                     -----------    ----    ----------       -----
Balances, March 31, 2003 .........................   911,747,153    $912    $2,089,551       $ 169
                                                     ===========    ====    ==========       =====

                                                     Accumulated
                                                       Deficit        Total
                                                     -----------   ----------
Balances, December 31, 2002 ......................    $(927,479)   $   36,846
Net income .......................................      140,088       140,088
Change in unrealized gain on available-for-sale
   securities ....................................           --          (744)
Issuance of common stock to employees and
   employee benefit plans ........................           --           510
Compensation in connection with the issuance of
   stock options .................................           --            49
Warrant expense associated with marketing
   agreement .....................................           --             1
Sale of common stock, par value $.001 per share,
   between $0.92 and $1.04 per share, net of
   expenses ......................................           --       192,853
Exchange of Lehman term loans, including accrued
   interest ......................................                     85,902
Exchange of Loral term loans, including accrued
   interest ......................................           --        41,865
Exchange of 15% Senior Secured Discount Notes
   due 2007, including accrued interest ..........           --       145,067
Exchange of 14 1/2% Senior Secured Notes due 2009,
   including accrued interest ....................           --       105,294
Exchange of 8 3/4% Convertible Subordinated Notes
   due 2009, including accrued interest ..........           --        24,355
Exchange of 9.2% Series A and B Junior
   Cumulative Convertible Preferred Stock,
   including accrued dividends ...................           --       304,847
Exchange of 9.2% Series D Junior Cumulative
   Convertible Preferred Stock, including
   accrued dividends .............................           --       283,785
Issuance of warrants in connection with the
   exchange of 9.2% Series A, B and D Junior
   Cumulative Convertible Preferred Stock ........                     30,731
Preferred stock dividends ........................           --        (8,574)
Preferred stock deemed dividends .................           --       (79,634)
                                                      ---------    ----------
Balances, March 31, 2003 .........................    $(787,391)   $1,303,241
                                                      =========    ==========

        The accompanying notes are an integral part of this consolidated financial statement.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                      2003        2002
                                                                                   ---------   ---------
Cash flows from operating activities:
   Net income (loss) .........................................................     $ 140,088   $ (78,911)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation expense ...................................................        24,100      14,481
      Non-cash interest expense ..............................................         1,767      21,607
      Non-cash stock compensation expense/(benefit) ..........................           559      (9,024)
      Amortization of prepaid in-orbit satellite insurance ...................         2,173       2,756
      Non-cash gain associated with debt restructuring .......................      (261,275)         --
      Costs associated with debt restructuring ...............................         4,737          --
      Other ..................................................................             1          20
   Increase/(decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
      Marketable securities ..................................................          (979)    (74,093)
      Prepaid expenses and other current assets ..............................          (796)       (707)
      Other long-term assets .................................................            24        (320)
      Accrued interest .......................................................        14,436       8,880
      Accounts payable and accrued expenses ..................................         4,025      (2,622)
                                                                                   ---------   ---------
         Net cash used in operating activities ...............................       (71,140)   (117,933)
                                                                                   ---------   ---------

Cash flows from investing activities:
      Additions to property and equipment ....................................        (5,405)    (11,359)
      Maturities of available-for-sale securities ............................       120,000          --
                                                                                   ---------   ---------
         Net cash provided by/(used in) investing activities .................       114,595     (11,359)
                                                                                   ---------   ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net ...............................       197,112     147,500
   Costs associated with debt restructuring ..................................        (4,737)         --
   Proceeds from exercise of stock options ...................................            --          22
   Other .....................................................................           (25)         (9)
                                                                                   ---------   ---------
         Net cash provided by financing activities ...........................       192,350     147,513
                                                                                   ---------   ---------
Net increase in cash and cash equivalents ....................................       235,805      18,221
Cash and cash equivalents at the beginning of period .........................        18,375       4,726
                                                                                   ---------   ---------
Cash and cash equivalents at the end of period ...............................     $ 254,180   $  22,947
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

     We launched our service in select markets on February 14, 2002 and nationally on July 1, 2002. As of March 31, 2003, we had 68,059 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz Corporation. Our primary source of revenue is subscription and activation fees. In addition, we derive revenues from selling limited advertising on our non-music streams.

2. Recapitalization

     On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

     o we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our outstanding debt, including all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

     o we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A and B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. ("Apollo");

     o we issued 37,065,069 shares of our common stock and warrants to purchase 42,160,424 shares of our common stock in exchange for all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock held by affiliates of The Blackstone Group L.P. ("Blackstone");

     o we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000 in cash;

     o we sold 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000 in cash; and

     o we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. ("Oppenheimer") for an aggregate of $150,000 in cash.

     We recorded a gain of $256,538 as a result of the exchange transactions. As of March 31, 2003, we had $61,202 in aggregate principal amount at maturity of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

3. Summary of Significant Accounting Policies

   Basis of Presentation

     The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and Satellite CD Radio, Inc., our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and
Article 10 of Regulation S-X for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Our consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

   Revenue Recognition

     Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates service.

     We recognize advertising revenue from the sale of spot announcements on our non-music streams as the announcements are broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

   Stock Options

     We have adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123." In addition, we have elected to continue using the intrinsic value method to measure the compensation costs of stock-based awards granted to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees"; as a result, we recognize compensation expense for employee stock options granted at a price less than the market value of our common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and net income (loss) per share had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123.

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                    --------------------
                                                                      2003       2002
                                                                    --------   --------
Net income (loss) applicable to common stockholders--as reported     $51,880   $ (90,124)
Non-cash stock compensation expense/(benefit)--as reported ......        559      (9,024)
Stock-based compensation--pro forma .............................     (7,718)     (9,441)
                                                                     -------   ---------
Net income (loss) applicable to common stockholders--pro forma ..    $44,721   $(108,589)
                                                                     =======   =========

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Net income (loss) per share applicable to common stockholders:
   Basic--as reported .........................................   $0.16   $(1.22)
                                                                  =====   ======
   Diluted--as reported .......................................   $0.16   $(1.22)
                                                                  =====   ======
Net income (loss) per share applicable to common stockholders:
   Basic--pro forma ...........................................   $0.14   $(1.47)
                                                                  =====   ======
   Diluted--pro forma .........................................   $0.14   $(1.47)
                                                                  =====   ======

     Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each period:

                                                            For the Three Months
                                                              Ended March 31,
                                                            --------------------
                                                                2003   2002
                                                                ----   ----

Risk-free interest rate .................................       1.87%  2.48%
Expected life of options--years .........................       4.89   4.75
Expected stock price volatility .........................        115%   110%
Expected dividend yield .................................        N/A    N/A

     In accordance with APB Opinion No. 25, we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees as the excess of the market value of our common stock on the date of grant over the exercise price. We record these compensation costs over the vesting period of the stock-based award.

     We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

     In accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

   Debt Restructuring

     We recorded a gain of $256,538 in connection with the restructuring of our long-term debt. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3/4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

   Preferred Stock Deemed Dividend

     We recorded a deemed dividend of $79,510 in connection with the exchange of all outstanding shares of our preferred stock for shares of our common stock and warrants. This deemed dividend represents the difference between the fair market value of the common stock and warrants issued in exchange for all outstanding shares of our 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock and the fair market value of the common stock which would have been issued under the original conversion ratio, adjusted for unamortized issuance costs and direct costs associated with the exchange of the preferred stock.

   Net Loss Per Share

     Basic net loss per share is based on the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 61,000 and 16,997,000 common stock equivalents were outstanding as of March 31, 2003 and 2002, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

   Marketable Securities

     Marketable securities consist of U.S. government notes and U.S. government agency obligations. Effective April 1, 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because we no longer intend to actively buy and sell marketable securities with the objective of generating trading profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. Prior to April 1, 2002, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. Marketable securities held at March 31, 2003 and December 31, 2002 mature within one year from the date of purchase. We had unrealized holding gains on marketable securities of $169 and $913 as of March 31, 2003 and December 31, 2002, respectively.

   Classification of Long-Term Debt and Accrued Interest

     In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," the current portion of long-term debt and accrued interest that were exchanged for shares of our common stock on March 7, 2003 were classified as long-term liabilities as of December 31, 2002.

   Asset Retirement Obligation

     In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded costs equal to the present value of the future obligation associated with the retirement of terrestrial repeater equipment. These costs include an amount which we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition. The following table reconciles the beginning and ending aggregate carrying amount of this asset retirement obligation.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

                                                                              Asset
                                                                            Retirement
                                                                            Obligation
                                                                            ----------

Balance, December 31, 2002 .............................................       $ --
Present value of asset retirement obligation upon adoption of SFAS
   No. 143 .............................................................        153
Accretion expense ......................................................         46
                                                                               ----
Balance, March 31, 2003 ................................................       $199
                                                                               ====

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

4. Subscriber Revenue

     Subscriber revenue, which consists of subscription and non-refundable activation fees, was partially offset by the cost of mail-in rebate programs. Mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscriber revenue in the period the subscriber activates our service. Subscriber revenue consists of the following:

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
                                                                 2003    2002
                                                                ------   ----
Subscription revenue ....................................       $1,523    $4
Activation revenue ......................................           43    --
Mail-in rebates .........................................          (12)   --
                                                                ------   ---
   Total subscriber revenue .............................       $1,554    $4
                                                                ======   ===

5. Non-cash Stock Compensation

     We record non-cash stock compensation benefits or expenses in connection with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to our employee benefit plans. We recognized non-cash stock compensation expense of $559 for the three months ended March 31, 2003 and a non-cash stock compensation benefit of $9,024 for the three months ended March 31, 2002. The non-cash stock compensation benefit for the three months ended March 31, 2002 includes a non-cash stock compensation benefit of $9,717 related to options that were repriced in April 2001.

6. Supplemental Cash Flow Information

     We paid $2,461 and $4,079 for interest during the three months ended March 31, 2003 and 2002, respectively. We have incurred the following non-cash operating, investing and financing activities:

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                             2003      2002
                                                                           --------   -------
Supplemental non-cash operating activities:
   Common stock issued in satisfaction of accrued compensation .....       $     --   $ 1,720

Supplemental non-cash investing and financing activities:
   Capitalized interest ............................................             --     4,401
   Common stock issued in connection with the exchange of 8 3/4%
      Convertible Subordinated Notes due 2009, including accrued
      interest .....................................................         24,355    37,993
   Common stock issued in exchange of 15% Senior Secured Discount
      Notes due 2007, including accrued interest ...................        145,067        --
   Common stock issued in exchange of 14 1/2% Senior Secured Notes
      due 2009, including accrued interest .........................        105,294        --
   Common stock issued in exchange of Lehman term loans, including
      accrued interest .............................................         85,902        --
   Common stock issued in exchange of Loral term loans, including
      accrued interest .............................................         41,865        --
   Common stock issued in connection with the exchange of 9.2%
      Series A and B Junior Cumulative Convertible Preferred Stock,
      including accrued dividends ..................................        304,847        --
   Common stock issued in connection with the exchange of 9.2%
      Series D Junior Cumulative Convertible Preferred Stock,
      including accrued dividends ..................................        283,785        --
   Warrants issued in connection with the exchange of 9.2% Series
      A, B and D Junior Cumulative Convertible Preferred Stock,
      including accrued dividends ..................................         30,731        --

7. Property and Equipment

   Subscriber Management System

     On April 17, 2003, we terminated our agreement with Sentraliant, the company that developed and operated our subscriber management system. Pursuant to that agreement, we have agreed to pay Sentraliant an aggregate of $5,000.
In addition to this termination fee, we recorded a non-cash charge of approximately $14,000 related to the net book value of our subscriber management system in the second quarter of 2003.

     On May 8, 2003, we ceased using the subscriber management system that Sentraliant developed and operated for us and began using a replacement subscriber management system operated by IntegraTouch LLC. Our new system effectively manages our subscriber data, bills subscribers and interfaces with our conditional access system. We will continue to evaluate the effectiveness of our new system as our subscriber base grows and implement enhancements to the system as required.

8. Long-term Debt

   Our long-term debt consists of the following:

                                                              As of             As of
                                                          March 31, 2003   December 31, 2002
                                                          --------------   ------------------
15% Senior Secured Discount Notes due 2007 ............      $29,200            $280,430
14 1/2% Senior Secured Notes due 2009 .................       27,261             179,382
8 3/4% Convertible Subordinated Notes due 2009 ........        1,744              16,461
Lehman term loans .....................................           --             144,084
Loral term loans ......................................           --              50,000
                                                             -------            --------
   Total long-term debt ...............................      $58,205            $670,357
                                                             =======            ========

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

   Debt Restructuring

     In connection with our recapitalization, on March 7, 2003, we issued 204,319,915, 148,301,817 and 12,436,656 shares of our common stock in exchange for $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, respectively, including in each case, accrued interest. In addition, we issued 120,988,793 and 58,964,981 shares of our common stock in exchange for all of our outstanding Lehman term loans and Loral term loans, including, in each case, accrued interest. Long-term debt and accrued interest that were exchanged for shares of our common stock were classified as long-term liabilities as of December 31, 2002.

     As of March 31, 2003, we had approximately $61,202 in aggregate principal amount at maturity of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

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

   14 1/2% Senior Secured Notes due 2009

     Our 14 1/2% Senior Secured Notes mature on May 15, 2009. Cash interest is payable semi-annually on each May 15 and November 15, through May 15, 2009. We accreted interest of $591 and $754 for the three months ended March 31, 2003 and 2002, respectively, related to warrants issued in conjunction with these notes. The obligations under our 14 1/2% Senior Secured Notes due 2009 are secured by a lien on the stock of Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and our spare satellite.

   8 3/4% Convertible Subordinated Notes due 2009

     Our 8 3/4% Convertible Subordinated Notes mature on September 29, 2009. Cash interest is payable semi-annually on each March 29 and September 29, through September 29, 2009. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

     During the three months ended March 31, 2002, we recorded a non-cash charge of $9,314 related to the issuance of 2,816,483 shares of our common stock in exchange for $28,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest.

9. Capital Stock

   Common stock, par value $.001 per share

     On March 4, 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. We filed this amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2003.

     On March 7, 2003, we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000 in cash; 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000 in cash; and 163,609,837

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

shares of our common stock to Oppenheimer for an aggregate of $150,000 in cash. We received net proceeds of $197,112 in connection with the sale of these securities.

   Preferred Stock

     On March 7, 2003, we issued 39,927,796 shares of our common stock to Apollo in exchange for all of the outstanding shares of our 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, and 37,065,069 shares of our common stock to Blackstone in exchange for all of the outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, including, in each case, accrued dividends. Refer to Note 2 for further discussion regarding our recapitalization.

   Warrants

     In connection with the exchange of our preferred stock on March 7, 2003, we issued warrants to purchase 35,030,846 shares of our common stock at an exercise price of $0.92 per share and warrants to purchase 52,546,268 shares of our common stock at an exercise price of $1.04 per share. These warrants were immediately exercisable and expire two years from the date of issuance.

10. Commitments and Contingencies

     The following table summarizes our contractual commitments as of March 31, 2003:

                                    2003      2004      2005      2006     2007    Thereafter     Total
                                  -------   -------   -------   -------   ------   ----------   --------
Satellite and transmission.....   $ 1,718   $ 2,291   $ 2,291   $ 2,291   $2,291     $18,328    $ 29,210
Programming and content........     5,880    24,412    32,668    20,757    1,025       1,000      85,742
Customer service and billing...     6,789     1,548     1,548       387       --          --      10,272
Sales and marketing............    33,026    16,818    10,129     6,000    4,500          --      70,473
Chip set development and
   production..................    21,312    14,400        --        --       --          --      35,712
                                  -------   -------   -------   -------   ------     -------    --------
   Contractual commitments.....   $68,725   $59,469   $46,636   $29,435   $7,816     $19,328    $231,409
                                  =======   =======   =======   =======   ======     =======    ========

Satellite and Transmission

     We have entered into an agreement with a provider of satellite services to operate our external satellite telemetry, tracking and control facilities and provide connectivity to our external facilities.

Programming and Content

     We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various performance rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

     We have entered into agreements with third parties to provide customer service, billing service and subscriber management. On April 17, 2003, we terminated our agreement with Sentraliant, the company that developed and operated our subscriber management system. The commitments presented above include $5,000 of payments to Sentraliant in connection with this termination and exclude minimum monthly service fees required under our original subscriber management system agreement.

Sales and Marketing

     We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

Chip Set Development and Production

     We have entered into an agreement with Agere Systems, Inc. ("Agere") to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to develop future generation chip sets and to produce a minimum quantity of chip sets during each year of the agreement.

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

     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

         (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

     The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business--Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

     o our need for substantial additional financing by early 2004, even following our recently completed recapitalization;

     o our competitive position; XM Satellite Radio, the other satellite radio service provider in the United States, began offering its service before us, has substantially more subscribers than us and may have certain competitive advantages;

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

Overview

     We broadcast digital-quality audio from three orbiting satellites throughout the continental United States for a monthly subscription fee of $12.95. We deliver 60 streams of 100% commercial-free music in virtually every genre, and over 40 streams of news, sports, weather, talk, comedy, public radio and children's programming. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

     We launched our service in select markets on February 14, 2002 and nationally on July 1, 2002. As of March 31, 2003, we had 68,059 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz. We derive revenue from:

     o subscription fees, including revenue derived from our agreement with Hertz,

     o    activation fees collected from our subscribers, and

     o    selling limited advertising on our non-music streams.

Results of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31,
2002

     Total Revenue. Total revenue for the three months ended March 31, 2003 increased to $1,591 from $33 for the three months ended March 31, 2002. Total revenue for the three months ended March 31, 2003 included subscriber revenue of $1,554, consisting of subscription and non-refundable activations fees, net advertising revenue of $17 and revenue from other sources of $20. Total revenue for the three months ended March 31, 2002 included subscription revenue of $4 and advertising revenue of $29.

     Subscriber Revenue. The increase in subscriber revenue of $1,550 was attributable to the growth of our subscriber base. We added 38,112 net new subscribers during the three months ended March 31, 2003. Subscriber revenue included subscription revenue of $1,523 and activation revenue of $43 for the three months ended March 31, 2003, which was partially offset by $12 of costs associated with mail-in rebate programs. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. Mail-in rebates that were paid by us directly to subscribers were recorded as a reduction to subscription revenue in the period the subscriber activated service. Future subscription revenue will be dependent upon, among other things, growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

     Average monthly revenue per subscriber ("ARPU") for the three months ended March 31, 2003 was $10.94. Excluding the cost of mail-in rebate programs, ARPU for the three months ended March 31, 2003 was $11.03. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total earned subscription revenue and activation revenue over the daily weighted average number of subscribers for the period. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs and the identification of additional revenue streams from subscribers.

     Advertising Revenue. Advertising revenue, net of agency fees of $3, was $17 for the three months ended March 31, 2003. Advertising revenue, net of agency fees of $5, was $29 for the three months ended March 31, 2002. We recognize advertising revenue from sales of spot announcements on our non-music streams as the announcements are broadcast.

     Satellite and Transmission. Satellite and transmission expenses decreased to $7,867 for the three months ended March 31, 2003 from $8,757 for the three months ended March 31, 2002. Satellite and transmission expenses consist primarily of personnel costs, in-orbit satellite insurance expense and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The decrease in satellite and transmission expense was primarily attributable to decreased in-orbit satellite insurance expense as a result of reduced in-orbit satellite insurance coverage. Our current policies cover each of our three satellites up to $110,000 in the event of a total or constructive total loss. We are evaluating the benefits of continuing to purchase in-orbit satellite insurance and may decline to purchase insurance or purchase less insurance than we currently maintain. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due, in large part, to increased or decreased costs of insuring our in-orbit satellites.

     Programming and Content. Programming and content expenses increased to $6,574 for the three months ended March 31, 2003 from $3,783 for the three months ended March 31, 2002. Programming and content expenses include costs to acquire programming from third parties, on-air talent costs, broadcast royalties and programming personnel costs. The increase in costs was primarily attributable to on-air talent and broadcast royalties.

          Acquired programming. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees and purchase advertising on property owned or controlled by the licensor. In addition, certain agreements include guaranteed obligations which we recognize on a straight-line basis over the term of the applicable agreement. Advertising revenue share is expensed as the associated revenue is recognized; license fees are expensed as the programming is aired and purchased advertising is recorded as a sales and marketing expense when the advertising is aired.

          Broadcast royalties. We have entered into agreements with various performance rights organizations pursuant to which we pay royalties for public performances of music. These agreements include fixed and variable payment obligations. We record variable broadcast royalties as they are incurred and fixed obligations on a straight-line basis over the term of the applicable agreement.

     We anticipate that our programming costs will increase over time as we continue to develop our streams, share advertising revenue from the sales of spot advertisements and incur additional variable royalties.

     Customer Service and Billing. Customer service and billing costs increased to $2,202 for the three months ended March 31, 2003 from $1,842 for the three months ended March 31, 2002. Customer service and billing costs include costs associated with the full time operation of our customer service center and subscriber management system. The increase in costs during the quarter was primarily attributable to additional customer representatives at our customer service center. On April 17, 2003, we terminated our agreement with Sentraliant, the company that developed and operated our subscriber management system. We have agreed to pay Sentraliant an aggregate of $5,000 in connection with this termination. In addition to this termination fee, we recorded a non-cash charge of approximately $14,000 related to the disposal of our current subscriber management system in the second quarter of 2003.

     Our new subscriber management system has been tested to ensure that it effectively manages our existing subscriber data, bills subscribers and interfaces with our conditional access system. We will continue to evaluate the effectiveness of our new system as our subscriber base grows and implement enhancements to the system as required.

     Sales and Marketing. Sales and marketing expenses increased to $45,340 for the three months ended March 31, 2003 from $15,659 for the three months ended March 31, 2002. Sales and marketing expenses include costs related to sales and marketing personnel, advertising media and production activities, sponsorships, costs to acquire subscribers and payments to reimburse retailers, distributors and automakers for marketing and promotional activities. Sales and marketing expenses increased due to launch of our national advertising campaign, certain marketing activities by retailers, automakers and radio manufacturers, sponsorship activities and the costs associated with subsidies paid to radio and chip set manufacturers.

          Advertising Media and Production. These costs include promotional events, media, advertising production and market research. Media is expensed when it is aired and advertising production costs are expensed as they are incurred.

          Retail and Distribution. We pay retailers commissions, residuals and market development funds for the marketing and sale of SIRIUS radios. Commissions are based upon the number of SIRIUS radios sold and are expensed at the time of sale. Residuals are monthly fees paid based upon the number of active subscribers using a SIRIUS radio purchased from such retailer and are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the contract; variable costs are expensed at the time a subscriber is activated.

          Automakers. We have entered into agreements with DaimlerChrysler, Ford, BMW and other automakers which anticipate that such automakers will manufacture, market and sell vehicles which are equipped with radios capable of receiving our broadcasts ("Enabled Vehicles"). Under certain of these agreements we share a portion of the revenue we derive from subscribers using Enabled Vehicles. This revenue share is expensed as the corresponding subscription revenue is recorded. In addition, we reimburse automakers for certain advertising, promotional, hardware and engineering costs. We record expenses associated with these reimbursements when they are incurred or on a straight-line basis over the contract period for guaranteed obligations.

          We have issued a warrant to purchase 4,000,000 shares of our common stock to each of DaimlerChrysler and Ford. These warrants become exercisable based on, among other conditions, the number of Enabled Vehicles the automakers manufacture. We record warrant expense for interim reporting periods based upon the performance of the automakers in manufacturing Enabled Vehicles and the fair value of the warrants at the reporting dates. The final measurement date of these warrants will be the date that each performance commitment for such warrants is reached.

          Subscriber Acquisition Costs. Subscriber acquisition costs increased to $11,863 for the three months ended March 31, 2003 from $1,665 for the three months ended March 31, 2002. Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers and Agere. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

     We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and continue to offer subsidies, commissions and other incentives to acquire subscribers. In addition, we expect to incur significant costs related to our agreements with automakers as they increase production of Enabled Vehicles. We anticipate that the costs of certain subsidized components of SIRIUS radios will decrease as manufacturers experience economies of scale in production and we secure additional manufacturers of these components.

     General and Administrative. General and administrative expenses increased to $9,094 for the three months ended March 31, 2003 from $7,540 for the three months ended March 31, 2002. General and administrative expenses include rent and occupancy, accounting, legal and public relations costs and costs of general and administrative personnel. The increase was a result of professional fees related to litigation with Sentraliant, the company that developed and operated our former subscriber management system. This overall increase was offset by a decrease in rent and occupancy costs associated with the termination of a lease on non-essential office space.

     Research and Development. Research and development costs decreased to $4,983 for the three months ended March 31, 2003 from $7,713 for the three months ended March 31, 2002. Research and development costs include costs to develop our next generation chip sets, new product design and personnel costs. The decrease related to the reduction in chip set development costs as we completed our first generation of chip sets.

          Chip Set Development. We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to develop future generation chip sets and to manufacture a minimum quantity of chip sets during each year of the agreement. The agreement requires us to pay Agere fixed monthly payments. These costs are allocated between research and development expense and sales and marketing expense for development work and chip set production, respectively.

     The amount of our future research and development costs is dependent upon modifications to our existing technology and enhancements to SIRIUS radios, and we expect these costs to decrease in future periods.

     Depreciation Expense. Depreciation expense increased to $24,100 for the three months ended March 31, 2003 from $14,481 for the three months ended March 31, 2002. The increase was due to a full quarter of depreciation of our satellite radio system, which began in February 2002. We expect depreciation expense to remain relatively constant as our satellite radio system is complete.

     Non-cash Stock Compensation. We recognized non-cash stock compensation expense of $559 and a non-cash stock compensation benefit of $9,024 for the three months ended March 31, 2003 and 2002, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options, the issuance of our common stock to employees and an employee benefit plan. The non-cash stock compensation benefit for the three months ended March 31, 2002 was principally due to the repricing of certain employee stock options in April 2001.

     Other Income. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3/4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

     Interest and investment income decreased to $1,343 for the three months ended March 31, 2003 from $2,000 for the three months ended March 31, 2002. This decrease was attributable to lower returns on our investments in U.S. government securities and lower average balances of cash, cash equivalents and marketable securities during 2003.

     Other Expense. Interest expense decreased to $18,665 for the three months ended March 31, 2003 from $30,193 for the three months ended March 31, 2002, net of amounts capitalized of $0 and $4,401, respectively. Interest expense for the three months ended March 31, 2002 included non-cash costs of $9,314 associated with the induced conversion of $28,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. We expect our interest expense to be lower in the future as a result of our restructuring.

Cash Flows

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31,
2002

     Net cash used in operating activities was $71,140 and $117,933 for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash used in operations was primarily attributable to the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $70,161 for the three months ended March 31, 2003 from $43,840 for the three months ended March 31, 2002. This increase was primarily due to the cost of our national advertising campaign, the costs of acquiring subscribers and the cost of producing our music and non-music programming.

     Net cash provided by investing activities for the three months ended March 31, 2003 was $114,595, compared to net cash used in investing activities of $11,359 for the three months ended March 31, 2002. The change from the prior period was principally due to a change in the classification of our marketable securities from trading securities to available-for-sale securities during the second quarter of 2002. Excluding our transactions in available-for-sale securities, cash used in investing activities decreased to $5,405 for the three months ended March 31, 2003 from $11,359 for the three months ended March 31, 2002. This decrease was a result of a reduction in capital expenditures as we completed the construction of our satellite radio system during 2002.

     Net cash provided by financing activities was $192,350 and $147,513 for the three months ended March 31, 2003 and 2002, respectively. During 2003, we sold 211,730,379 shares of common stock resulting in net proceeds of $197,112 and incurred costs associated with our debt restructuring of $4,737. During 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500.

Liquidity and Capital Resources

     At March 31, 2003, we had cash, cash equivalents and marketable securities totaling $289,742 and working capital of $263,268 compared with cash, cash equivalents and marketable securities totaling $173,702 and working capital of $151,289 at December 31, 2002.

     We estimate that our cash, cash equivalents and marketable securities are sufficient to cover our estimated funding needs into the second quarter of 2004. We estimate that we will need additional funding of approximately $100,000 before we achieve cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes.

     Our actual funding requirements could vary materially from our current estimates. We may have to raise more funds than expected to remain in business and continue to develop and market our satellite radio service.

     Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties, including, most importantly, the length of time and level of costs necessary to obtain the number of subscribers required to sustain our operations. At March 31, 2003, we had 68,059 subscribers. We estimate that we will need approximately two million subscribers before we achieve cash flow breakeven.

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

Funds Raised to Date

     Since inception, we have funded the development of our satellite radio system and the introduction of SIRIUS through the issuance of debt and equity securities. As of March 31, 2003, we had raised approximately $1,448,112 in equity capital from the sale of our common stock and convertible preferred stock. In addition, we have received approximately $638,000 in net proceeds from public debt offerings and private credit arrangements.

Recapitalization

     On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

     o we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our outstanding debt, including all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

     o we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A and B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. ("Apollo");

     o we issued 37,065,069 shares of our common stock and warrants to purchase 42,160,424 shares of our common stock in exchange for all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock held by affiliates of The Blackstone Group L.P. ("Blackstone");

     o we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000 in cash;

     o we sold 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000 in cash; and

     o we sold 163,609,837 shares of our common stock to Oppenheimer for an aggregate of $150,000 in cash.

     We recognized a gain of $256,538 as a result of the exchange transactions. As of March 31, 2003, we had $61,202 in aggregate principal amount at maturity of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

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

Contractual Commitments

     The following table summarizes our expected contractual commitments as of March 31, 2003:

                                    2003      2004      2005     2006       2007    Thereafter     Total
                                  -------   -------   -------   -------   -------   ----------   --------
Long-term debt obligations.....   $ 8,844   $ 8,920   $ 8,920   $ 8,920   $38,120     $41,082    $114,806
Operating leases...............     7,548     7,628     6,860     6,069     6,032      35,903      70,040
Satellite and transmission.....     1,718     2,291     2,291     2,291     2,291      18,328      29,210
Programming and content........     5,880    24,412    32,668    20,757     1,025       1,000      85,742
Customer service and billing...     6,789     1,548     1,548       387        --          --      10,272
Sales and marketing............    33,026    16,818    10,129     6,000     4,500          --      70,473
Chip set development and
   production..................    21,312    14,400        --        --        --          --      35,712
                                  -------   -------   -------   -------   -------     -------    --------
Contractual commitments........   $85,117   $76,017   $62,416   $44,424   $51,968     $96,313    $416,255
                                  =======   =======   =======   =======   =======     =======    ========

Long-Term Debt Obligations

     Long-term debt obligations include principal and interest payments after giving effect to our debt restructuring. As of March 31, 2003, we had $61,202 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of 14 1/2% Senior Secured Notes due 2009 and $1,744 in aggregate principal amount of 8 3/4% Convertible Subordinated Notes due 2009.

Operating Leases

     We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

     We have entered into an agreement with a provider of satellite services to operate our external satellite telemetry, tracking and control facilities and provide connectivity to our external facilities.

Programming and Content

     We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or to purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various performance rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

     We have entered into agreements with third parties to provide customer service, billing service and subscriber management. On April 17, 2003, we terminated our agreement with Sentraliant, the company that developed and operated our subscriber management system. The commitments presented above include an aggregate of $5,000 of payments to Sentraliant in connection with this termination and exclude minimum monthly service fees required under our original subscriber management system agreement.

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

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. A summary of our significant accounting policies is contained in Note 3 to the consolidated financial statements contained in this report. We have identified the following policies, which were discussed with the Audit Committee of our board of directors, as critical to our business and understanding our results of operations.

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

Subscriber Acquisition Costs

     Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers and Agere. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

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

Useful Life of Satellite System

     Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years; however, our spare satellite may be replaced at the time we launch a new satellite system.

FCC License

     We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. We completed an impairment analysis of our FCC license on November 1, 2002, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

Accrued Expenses

     Payments owed to our manufacturing and distribution partners and other service providers are expensed during the month in which the applicable service is performed. The amount of these expenses are dependent upon information provided by our internal systems and processes and partner systems and processes. However, due to lags in receiving information from these partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with our partners.

Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and Patrick L. Donnelly, our Executive Vice President, General Counsel and Secretary who is serving as our acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and the officer serving as our chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to March 31, 2003.

                            PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On March 7, 2003, we entered into supplemental indentures relating to the indentures governing our 15% Senior Secured Discount Notes due 2007, our 14 1/2% Senior Secured Notes due 2009 and our 8 3/4% Convertible Subordinated Notes due 2009. These supplemental indentures deleted substantially all of the restrictive covenants in these indentures. Holders of these securities also waived all existing events of default and events of defaults caused by the restructuring.

Item 4. Submission of Matters to a Vote of Security Holders.

     On March 4, 2003, at a special meeting of stockholders, our stockholders voted to approve the three proposals described below:

                                                                     Votes Cast
                                                           For        Against     Abstain
                                                        ----------   ----------   -------
Approval of the issuance of an aggregate of
885,393,009 shares of common stock and warrants to
purchase 87,577,114 shares of common stock in the
restructuring transactions ..........................   56,142,236    1,013,887   202,210

Approval of the amendment and restatement of our
certificate of incorporation to increase our
authorized common stock from 500,000,000 to
2,500,000,000 shares ................................   55,886,198    1,275,983   196,152

Approval of the Sirius Satellite Radio 2003
Long-Term Stock Incentive Plan ......................   51,918,071    4,714,044   726,218

     During the three months ended March 31, 2003, our stockholders also voted to accept the prepackaged plan of bankruptcy described in, and attached to, the Proxy Statement dated January 30, 2003. Stockholders cast 51,747,847 votes to accept, and 3,507,351 votes to reject, this prepackaged plan of bankruptcy. On March 7, 2003, we completed the recapitalization of our debt and equity capitalization and abandoned any intention of filing this prepackaged plan of bankruptcy.

     In addition to the items described above, on March 7, 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our outstanding debt, resulting in the cancellation of all of our Lehman term loans, all of our Loral term loans, approximately $251.2 million in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, approximately $169.7 million in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and approximately $14.7 million in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. As part of this exchange, the holders of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and our 8 3/4% Convertible Subordinated Notes due 2009 voted to amend the indentures under which each of these notes were issued to eliminate substantially all of the restrictive covenants and to waive any existing events of default or events of default caused by the restructuring.

Item 6. Exhibits and Current Reports on Form 8-K.

     (a) Exhibits. See Exhibit Index attached hereto.

     (b) Reports on Form 8-K. During the three months ended March 31, 2003, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIRIUS SATELLITE RADIO INC.


                                       By:  /s/ Edward Weber, Jr.
                                           ------------------------------
                                           Edward Weber, Jr.
                                           Vice President, Controller and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)

May 14, 2003

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


                                       By:         /S/ JOSEPH P. CLAYTON
                                           -------------------------------------
                                                     Joseph P. Clayton
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

May 14, 2003

                 CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, Patrick L. Donnelly, the Executive Vice President, General Counsel, Secretary and acting Chief Financial Officer of Sirius Satellite Radio Inc., certify that:

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


                                       By:      /S/ Patrick L. Donnelly
                                           -------------------------------------
                                                    Patrick L. Donnelly
                                             Executive Vice President, General
                                               Counsel, Secretary and acting
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

May 14, 2003

                                  Exhibit Index

Exhibit                                     Description
-------                                     -----------

3.1 Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.3 Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on October 30, 1997 (the "Form 8-A")).

4.1 Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the "S-1 Registration Statement")).

4.2.1 Rights Agreement, dated as of October 22, 1997 (the "Rights Agreement"), between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 1 to the Form 8-A).

4.2.2    Form of Right Certificate (incorporated by reference to Exhibit B to
         Exhibit 1 to the Form 8-A).

4.2.3 Amendment to the Rights Agreement dated as of October 13, 1998 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 13, 1998).

4.2.4 Amendment to the Rights Agreement dated as of November 13, 1998 (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 17, 1998).

4.2.5 Amended and Restated Amendment to the Rights Agreement dated as of December 22, 1998 (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on January 6, 1999).

4.2.6 Amendment to the Rights Agreement dated as of June 11, 1999 (incorporated by reference to Exhibit 4.1.8 to the Company's Registration Statement on Form S-4 (File No. 333-82303) (the "1999 Units Registration Statement")).

4.2.7 Amendment to the Rights Agreement dated as of September 29, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 13, 1999).

4.2.8 Amendment to the Rights Agreement dated as of December 23, 1999 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on

Exhibit                                     Description
-------                                     -----------

         December 29, 1999).

4.2.9 Amendment to the Rights Agreement dated as of January 28, 2000 (incorporated by reference to Exhibit 4.6.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

4.2.10 Amendment to the Rights Agreement dated as of August 7, 2000 (incorporated by reference to Exhibit 4.6.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.2.11 Amendment to the Rights Agreement dated as of January 8, 2002 (incorporated by reference to Exhibit 4.6.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K")).

4.2.12 Amendment to the Rights Agreement dated as of October 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 24, 2002).

4.2.13 Amendment to Rights Agreement dated as of March 6, 2003 (incorporated by reference to Exhibit 4.2.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.2.14 Amendment to the Rights Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2003).

4.3 Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the "1997 Units Registration Statement")).

4.4 Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.5 Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.6 Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

4.7 Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).

4.8 Form of Common Stock Purchase Warrant granted by the Company to Everest Capital

Exhibit                                     Description
-------                                     -----------

         Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.9 Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to
         Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.10 Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company's 14 1/2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.11 Form of 14 1/2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the 1999 Units Registration Statement).

4.12 Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.13 Common Stock Purchase Warrant granted by the Company to Ford Motor Company, dated October 7, 2002 (incorporated by reference to Exhibit
         4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.14 Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).

4.15 First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).

4.16 Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.17 Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to
         Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.18 Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to

Exhibit                                     Description
-------                                     -----------

         Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).

4.19 Common Stock Purchase Warrant granted by the Company to DaimlerChrysler Corporation dated October 25, 2002 (incorporated by reference to
         Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.20 Form of Series A Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.21 Form of Series B Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.22 Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit
         4.27 to the Company's Registration Statement on Form S-3 (File No. 333-65602)).

4.23 Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.24 Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.25 Amended and Restated Intercreditor Agreement, dated as of March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

Exhibit                                     Description
-------                                     -----------

*10.2 Employment Agreement, dated as of February 28, 2003, between the Company and Patrick L. Donnelly (filed herewith).

*10.3 Employment Agreement, dated as of August 29, 2001, between the Company and Michael S. Ledford (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.4 Employment Agreement, dated as of November 26, 2002, between the Company and Joseph P. Clayton (incorporated by reference to Exhibit
         10.6 to the 2001 Form 10-K).

*10.5 Employment Agreement, dated as of January 7, 2002, between the Company and Guy D. Johnson (incorporated by reference to Exhibit 10.7 to the 2001 Form 10-K).

*10.6 Employment Agreement, dated as of May 3, 2002, between the Company and Mary Patricia Ryan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2002).

*10.7 Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         2001).

*10.8 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.9 Amended and Restated 1994 Directors' Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

*10.10   CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit
         4.4 to the Company's Registration Statement on Form S-8 (File No. 333-65473)).

*10.11 Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.12 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

'D'10.13 Joint Development Agreement, dated as of February 16, 2000, between the
         Company and XM Satellite Radio Inc. (incorporated by reference to
         Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

99.1 Certificate of Joseph P. Clayton, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certificate of Patrick L. Donnelly, Executive Vice President, General Counsel and

Exhibit                                     Description
-------                                     -----------

         Secretary (acting Chief Financial Officer), pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


----------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of these exhibits have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.


                                      STATEMENT OF DIFFERENCES

          The dagger symbol shall be expressed as.........................'D'