Form 10-Q
period 2003-06-30
SIRIUS SATELLITE RADIO INC
filed 2003-08-12
CIK 908937

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

    _________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

     Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        998,147,082 shares
-----------------------------                        ------------------
           (Class)                            (Outstanding as of August 8, 2003)

================================================================================

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         Part I - Financial Information

Item 1.   Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002
             (Unaudited) .................................................................................     1
          Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002...............     2
          Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2003
             (Unaudited)......... ........................................................................     3
          Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002
             (Unaudited)......... ........................................................................     4
          Notes to Consolidated Financial Statements (Unaudited)..........................................     5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    14

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K................................................................    24

Signatures................................................................................................    25

Certification of Chief Executive Officer..................................................................    26

Certification of Chief Financial Officer..................................................................    27

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                For the Three Months    For the Six Months
                                                                  Ended June 30,          Ended June 30,
                                                               ---------------------   ---------------------
                                                                  2003        2002        2003        2002
                                                               ---------   ---------   ---------   ---------
Revenue:
   Subscriber revenue, net of mail-in rebates ..............   $   2,029   $      50    $  3,583   $      54
   Advertising revenue, net of agency fees .................          27          20          44          49
   Other revenue ...........................................          17          --          37          --
                                                               ---------   ---------   ---------   ---------
Total revenue ..............................................       2,073          70       3,664         103
                                                               ---------   ---------   ---------   ---------
Operating expenses:
   Cost of services (excludes depreciation expense shown
      separately below):
         Satellite and transmission ........................       7,688       8,450      15,555      17,207
         Programming and content ...........................       7,639       4,125      14,213       7,908
         Customer service and billing ......................      16,320       1,882      18,522       3,724
   Sales and marketing .....................................      39,516      30,901      84,856      46,560
   General and administrative ..............................      12,464       8,588      21,558      16,128
   Research and development ................................       4,904      13,425       9,887      21,138
   Depreciation expense ....................................      23,463      22,099      47,563      36,580
   Non-cash stock compensation (benefit)/expense (1) .......        (123)        491         436      (8,533)
                                                               ---------   ---------   ---------   ---------
Total operating expenses ...................................     111,871      89,961     212,590     140,712
                                                               ---------   ---------   ---------   ---------
         Loss from operations ..............................    (109,798)    (89,891)   (208,926)   (140,609)
Other income (expense):
   Debt restructuring ......................................          --          --     256,538          --
   Interest and investment income ..........................       1,327       1,517       2,670       3,517
   Interest expense, net of amounts capitalized ............      (3,365)    (24,893)    (22,030)    (55,086)
                                                               ---------   ---------   ---------   ---------
Total other income (expense) ...............................      (2,038)    (23,376)    237,178     (51,569)
                                                               ---------   ---------   ---------   ---------
         Net income (loss) .................................    (111,836)   (113,267)     28,252    (192,178)

Preferred stock dividends ..................................          --     (11,165)     (8,574)    (22,207)
Preferred stock deemed dividends ...........................          --        (171)    (79,634)       (342)
                                                               ---------   ---------   ---------   ---------
         Net loss applicable to common stockholders ........   $(111,836)  $(124,603)  $ (59,956)  $(214,727)
                                                               =========   =========   =========   =========
Net loss per share applicable to common
   stockholders (basic and diluted) ........................   $   (0.12)  $   (1.62)  $   (0.09)  $   (2.85)
                                                               =========   =========   =========   =========
Weighted average common shares outstanding
   (basic and diluted) .....................................     931,720      76,715     631,421      75,296
                                                               =========   =========   =========   =========

----------
(1) Allocation of non-cash stock compensation (benefit)
      /expense to other operating expenses:
      Satellite and transmission ..........................    $      30   $      84   $     109   $  (1,512)
      Programming and content .............................           49          59         137      (1,862)
      Customer service and billing ........................            3           3          10        (182)
      Sales and marketing .................................         (277)        202         (69)     (1,170)
      General and administrative ..........................           44          85         170      (1,771)
      Research and development ............................           28          58          79      (2,036)
                                                               ---------   ---------   ---------   ---------
         Total non-cash stock compensation
           (benefit)/expense...............................   $    (123)  $     491   $     436   $  (8,533)
                                                               =========   =========   =========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   June 30,    December 31,
                                                                     2003          2002
                                                                  ----------   ------------
                                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  554,535    $   18,375
   Marketable securities ......................................        5,558       155,327
   Prepaid expenses ...........................................       16,672        24,562
   Other current assets .......................................        3,032         1,345
                                                                  ----------    ----------
      Total current assets ....................................      579,797       199,609
Property and equipment, net ...................................      981,025     1,032,874
FCC license ...................................................       83,654        83,654
Restricted investments ........................................        7,200         7,200
Other long-term assets ........................................        9,154        17,603
                                                                  ----------    ----------
      Total assets ............................................   $1,660,830    $1,340,940
                                                                  ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ......................   $   49,812    $   43,336
   Accrued interest ...........................................        1,676         3,234
   Deferred revenue ...........................................        4,259         1,750
                                                                  ----------    ----------
      Total current liabilities ...............................       55,747        48,320
Long-term debt ................................................      259,570       670,357
Accrued interest, net of current portion ......................           --        46,914
Other long-term liabilities ...................................        9,538         7,350
                                                                  ----------    ----------
      Total liabilities .......................................      324,855       772,941
                                                                  ----------    ----------
Commitments and contingencies:
   9.2% Series A Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 4,300,000 shares authorized,
      no shares and 1,902,823 shares issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $190,282), at net
      carrying value including accrued dividends...............           --       193,230
   9.2% Series B Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 2,100,000 shares authorized,
      no shares and 853,450 shares issued and outstanding at
      June 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $85,345), at net
      carrying value including accrued dividends...............           --        84,781
   9.2% Series D Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 10,700,000 shares authorized,
      no shares and 2,558,655 shares issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $0 and $255,866), at net
      carrying value including accrued dividends...............           --       253,142
Stockholders' equity:
   Common stock, $.001 par value: 2,500,000,000 shares
      authorized, 998,122,237 and 77,454,197 shares issued
      and outstanding at June 30, 2003 and December 31,
      2002, respectively ......................................          998            77
   Additional paid-in capital .................................    2,234,245       963,335
   Accumulated other comprehensive income (loss) ..............          (41)          913
   Accumulated deficit ........................................     (899,227)     (927,479)
                                                                  ----------    ----------
      Total stockholders' equity ..............................    1,335,975        36,846
                                                                  ----------    ----------
      Total liabilities and stockholders' equity ..............   $1,660,830    $1,340,940
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


                                                                             Common Stock       Additional
                                                                         --------------------     Paid-In
                                                                            Shares     Amount     Capital
                                                                         -----------   ------   ----------
Balances, December 31, 2002...........................................    77,454,197    $ 77    $  963,335
Net income............................................................            --      --            --
Change in unrealized gain on available-for-sale securities............            --      --            --
Issuance of common stock to employees and employee benefit plans......       682,634       1           344
Compensation in connection with the issuance of stock options.........            --      --            92
Warrant expense associated with sales and marketing agreement.........            --      --             6
Sale of common stock, par value $.001 per share, between $0.92 and
   $1.04 per share, net of expenses...................................   211,730,379     212       192,641
Exchange of Lehman term loans, including accrued interest.............   120,988,793     121        85,781
Exchange of Loral term loans, including accrued interest..............    58,964,981      59        41,806
Exchange of 15% Senior Secured Discount Notes due 2007, including
   accrued interest...................................................   204,319,915     204       144,863
Exchange of 14 1/2% Senior Secured Notes due 2009, including accrued
   interest...........................................................   148,301,817     148       105,146
Exchange of 8 3/4% Convertible Subordinated Notes due 2009,
   including accrued interest.........................................    12,436,656      13        24,342
Exchange of 9.2% Series A and B Junior Cumulative Convertible
   Preferred Stock, including accrued dividends.......................    39,927,796      40       304,807
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred
   Stock, including accrued dividends.................................    37,065,069      37       283,748
Issuance of warrants in connection with the exchange of 9.2% Series
   A, B and D Junior Cumulative Convertible Preferred Stock,
   between $0.92 and $1.04 per share..................................            --      --        30,731
Sale of common stock, par value $.001 per share, $1.80 per share,
   net of expenses....................................................    86,250,000      86       144,811
Preferred stock dividends.............................................            --      --        (8,574)
Preferred stock deemed dividends......................................            --      --       (79,634)
                                                                         -----------    ----    ----------
Balances, June 30, 2003...............................................   998,122,237    $998    $2,234,245
                                                                         ===========    ====    ==========

                                                                          Accumulated
                                                                             Other
                                                                         Comprehensive   Accumulated
                                                                         Income (Loss)     Deficit        Total
                                                                         -------------   -----------   ----------
Balances, December 31, 2002...........................................       $ 913        $(927,479)   $   36,846
Net income............................................................          --           28,252        28,252
Change in unrealized gain on available-for-sale securities............        (954)              --          (954)
Issuance of common stock to employees and employee benefit plans......          --               --           345
Compensation in connection with the issuance of stock options.........          --               --            92
Warrant expense associated with sales and marketing agreement.........          --               --             6
Sale of common stock, par value $.001 per share, between $0.92 and
   $1.04 per share, net of expenses...................................          --               --       192,853
Exchange of Lehman term loans, including accrued interest.............          --               --        85,902
Exchange of Loral term loans, including accrued interest..............          --               --        41,865
Exchange of 15% Senior Secured Discount Notes due 2007, including
   accrued interest...................................................          --               --       145,067
Exchange of 14 1/2% Senior Secured Notes due 2009, including accrued
   interest...........................................................          --               --       105,294
Exchange of 8 3/4% Convertible Subordinated Notes due 2009,
   including accrued interest.........................................          --               --        24,355
Exchange of 9.2% Series A and B Junior Cumulative Convertible
   Preferred Stock, including accrued dividends.......................          --               --       304,847
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred
   Stock, including accrued dividends.................................          --               --       283,785
Issuance of warrants in connection with the exchange of 9.2% Series
   A, B and D Junior Cumulative Convertible Preferred Stock,
   between $0.92 and $1.04 per share..................................          --               --        30,731
Sale of common stock, par value $.001 per share, $1.80 per share,
   net of expenses....................................................          --               --       144,897
Preferred stock dividends.............................................          --               --        (8,574)
Preferred stock deemed dividends......................................          --               --       (79,634)
                                                                             -----        ---------    ----------
Balances, June 30, 2003...............................................       $ (41)       $(899,227)   $1,335,975
                                                                             =====        =========    ==========

   The accompanying notes are an integral part of this consolidated financial statement.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                        2003        2002
                                                                                     ---------   ---------
Cash flows from operating activities:
   Net income (loss) ............................................................    $  28,252   $(192,178)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation expense ......................................................       47,563      36,580
      Non-cash interest expense .................................................        2,188      35,522
      Non-cash stock compensation expense/(benefit) .............................          436      (8,533)
      Amortization of prepaid in-orbit satellite insurance ......................        4,353       5,513
      Loss on disposal of assets ................................................       14,465       2,742
      Non-cash gain associated with debt restructuring ..........................     (261,275)         --
      Costs associated with debt restructuring ..................................        4,737          --
      Other .....................................................................            6          21
   Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
      Marketable securities .....................................................       (1,185)    (75,490)
      Prepaid expenses and other assets .........................................        1,863     (14,225)
      Accrued interest ..........................................................       13,007       3,680
      Deferred revenue ..........................................................        2,509         276
      Accounts payable and accrued expenses .....................................        7,325      11,848
                                                                                     ---------   ---------
         Net cash used in operating activities ..................................     (135,756)   (194,244)
                                                                                     ---------   ---------
Cash flows from investing activities:
      Additions to property and equipment .......................................      (10,179)    (33,150)
      Maturities of restricted investments ......................................           --      14,500
      Purchases of available-for-sale securities ................................           --     (79,375)
      Maturities of available-for-sale securities ...............................      150,000     165,000
                                                                                     ---------   ---------
         Net cash provided by investing activities ..............................      139,821      66,975
                                                                                     ---------   ---------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt, net .............................      194,224          --
      Proceeds from issuance of common stock, net ...............................      342,659     147,500
      Costs associated with debt restructuring ..................................       (4,737)         --
      Proceeds from exercise of stock options ...................................           --          22
      Other .....................................................................          (51)        (14)
                                                                                     ---------   ---------
         Net cash provided by financing activities ..............................      532,095     147,508
                                                                                     ---------   ---------
Net increase in cash and cash equivalents .......................................      536,160      20,239
Cash and cash equivalents at the beginning of period ............................       18,375       4,726
                                                                                     ---------   ---------
Cash and cash equivalents at the end of period ..................................    $ 554,535   $  24,965
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

          As of June 30, 2003, we had 105,186 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz Corporation. Our primary source of revenue is subscription and activation fees. In addition, we derive revenues from selling limited advertising on our non-music streams.

2.   Recent Financings; Recapitalization

          In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $145,547.

          In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3 1/2% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments.

          On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

          o we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

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

          o we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000;

          o we sold 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and

          o we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. ("Oppenheimer") for an aggregate of $150,000.

          During the three months ended March 31, 2003, we recorded a gain of $256,538 and a deemed dividend of $79,510 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

3.   Summary of Significant Accounting Policies

     Basis of Presentation

          The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and
Article 10 of Regulation S-X for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated in consolidation. Our consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Revenue Recognition

          Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. We record an estimate of mail-in rebates that are paid by us directly to subscribers as a reduction to subscription revenue in the period the subscriber activates our service.

          We recognize revenues from the sale of limited advertising on our non-music streams as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

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

          The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                For the Three Months     For the Six Months
                                                                   Ended June 30,          Ended June 30,
                                                                ---------------------   --------------------
                                                                  2003        2002        2003       2002
                                                                ---------   ---------   --------   ---------
Net loss  applicable to common
   stockholders--as reported ................................   $(111,836)  $(124,603)  $(59,956)  $(214,727)
Non-cash stock compensation (benefit) expense--as reported ..        (123)        491        436      (8,533)
Stock-based compensation--pro forma .........................      (5,601)     (7,995)   (13,319)    (17,436)
                                                                ---------   ---------   --------   ---------
Net loss  applicable to common
   stockholders--pro forma ..................................   $(117,560)  $(132,107)  $(72,839)  $(240,696)
                                                                =========   =========   ========   =========
Net loss per share applicable to common stockholders:
   Basic and diluted--as reported ...........................   $   (0.12)  $   (1.62)  $  (0.09)  $   (2.85)

                  SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

   Basic and diluted--pro forma .............................   $   (0.13)  $   (1.72)  $  (0.12)  $   (3.20)

          Option valuation models require highly subjective assumptions, including the expected stock price volatility, which may be significantly different from those of traded options. Because changes in subjective assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The pro forma stock-based employee compensation was estimated using the Black-Scholes option pricing model with the following assumptions for each period:

                                       For the Three Months   For the Six Months
                                          Ended June 30,        Ended June 30,
                                       --------------------   ------------------
                                           2003   2002           2003      2002
                                           ----   ----        ----------   ----
Risk-free interest rate ............       0.91%  2.48%       0.91- 1.87%  2.48%
Expected life of options--years.....       4.89   4.75              4.89   4.75
Expected stock price volatility.....        115%   110%              115%   110%
Expected dividend yield ............        N/A    N/A               N/A    N/A

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

          In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

     Debt Restructuring

          We recorded a gain of $256,538 in connection with the restructuring of our long-term debt in March 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3/4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

     Preferred Stock Deemed Dividend

          We recorded a deemed dividend of $79,510 in connection with the exchange in March 2003 of all outstanding shares of our preferred stock for shares of our common stock and warrants. This deemed dividend represents the difference between the fair market value of the common stock and warrants issued in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, 9.2% Series B Junior Cumulative Convertible Preferred Stock and 9.2% Series D Junior Cumulative Convertible Preferred Stock and the fair market value of the common stock which would have been issued under the original conversion ratios, adjusted for unamortized issuance costs and direct costs associated with the exchange of the preferred stock.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

     Net Loss Per Share

          Basic net loss per share is based on the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Approximately 164,807,000 and 16,152,000 common stock equivalents were outstanding as of June 30, 2003 and 2002, respectively, and were excluded from the calculation of diluted net loss per share, as they were anti-dilutive.

     Marketable Securities

          Marketable securities consist of U.S. government notes and U.S. government agency obligations. Effective April 1, 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because we no longer intend to actively buy and sell marketable securities with the objective of generating trading profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. Prior to April 1, 2002, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. Marketable securities held at June 30, 2003 and December 31, 2002 mature within one year from the date of purchase. We had an unrealized holding loss on marketable securities of $41 as of June 30, 2003 and an unrealized holding gain of $913 as of December 31, 2002.

     Classification of Long-Term Debt and Accrued Interest

          In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," the current portion of long-term debt and accrued interest that were exchanged for shares of our common stock in March 2003 were classified as long-term liabilities as of December 31, 2002.

     Asset Retirement Obligation

          In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded costs equal to the present value of the future obligation associated with the retirement of our terrestrial repeater equipment. These costs include an amount which we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition and are included in long-term liabilities. The following table reconciles the beginning and ending aggregate carrying amount of this asset retirement obligation.

                                                  Asset
                                               Retirement
                                               Obligation
                                               ----------
Balance, December 31, 2002 .................      $ --
Present value of asset retirement obligation
   upon adoption of SFAS No. 143 ...........       153
Accretion expense ..........................        58
                                                  ----
Balance, June 30, 2003 .....................      $211
                                                  ====

     Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period. Estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond our control. Actual amounts could differ from these estimates.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

     Reclassifications

          Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current presentation.

     Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We do not believe that our adoption of SFAS No. 150 will have a material impact on our financial position or results of operations.

4. Subscriber Revenue

          Subscriber revenue, which consists of subscription and non-refundable activation fees, was partially offset by the cost of mail-in rebate programs. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscriber revenue in the period the subscriber activates our service. Subscriber revenue consists of the following:

                                                   For the Three Months   For the Six Months
                                                      Ended June 30,        Ended June 30,
                                                   --------------------   ------------------
                                                       2003    2002           2003    2002
                                                      ------   ----          ------   ----
Subscription revenue ...........................      $2,719    $48          $4,242    $52
Activation revenue .............................          63      2             106      2
Mail-in rebates ................................        (753)    --            (765)    --
                                                      ------    ---          ------    ---
   Total subscriber revenue ....................      $2,029    $50          $3,583    $54
                                                      ======    ===          ======    ===

5. Non-cash Stock Compensation

          We record non-cash stock compensation benefits or expenses in connection with the grant of certain stock options, the issuance of common stock to employees and the issuance of common stock to our employee benefit plans. We recognized a non-cash stock compensation benefit of $123 and non-cash stock compensation expense of $436 for the three and six months ended June 30, 2003, respectively. We recognized non-cash stock compensation expense of $491 and a non-cash stock compensation benefit of $8,533 for the three and six months ended June 30, 2002, respectively.

          The non-cash stock compensation expense and benefit for the three and six months ended June 30, 2003 includes a $314 benefit related to certain performance conditions of restricted stock issued to an employee that we anticipate will not be satisfied. The non-cash stock compensation benefit for the six months ended June 30, 2002 includes a non-cash stock compensation benefit of $9,717 related to options that were repriced in April 2001.

6. Supplemental Cash Flow Information

          We paid $6,854 and $21,310 for interest during the six months ended June 30, 2003 and 2002, respectively. We have incurred the following non-cash operating, investing and financing activities:

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)


                                                                    For the Six Months Ended
                                                                          June 30,
                                                                    ------------------------
                                                                        2003         2002
                                                                      --------     -------
Supplemental non-cash operating activities:
   Common stock issued in satisfaction of accrued compensation.....   $     --     $ 1,720

Supplemental non-cash investing and financing activities:
   Capitalized interest ...........................................         --       5,426
   Common stock issued in exchange of 8 3/4% Convertible
      Subordinated Notes due 2009, including accrued interest .....     24,355      39,300
   Common stock issued in exchange of 15% Senior Secured
      Discount Notes due 2007, including accrued interest .........    145,067          --
   Common stock issued in exchange of 14 1/2% Senior Secured
      Notes due 2009, including accrued interest ..................    105,294          --
   Common stock issued in exchange of Lehman term loans,
      including accrued interest ..................................     85,902          --
   Common stock issued in exchange of Loral term loans,
      including accrued interest ..................................     41,865          --
   Common stock issued in exchange of 9.2% Series A and B
      Junior Cumulative Convertible Preferred Stock,
      including accrued dividends .................................    304,847          --
   Common stock issued in exchange of 9.2% Series D Junior
      Cumulative Convertible Preferred Stock, including
      accrued dividends ...........................................    283,785          --
   Warrants issued in exchange of 9.2% Series A, B and D
      Junior Cumulative Convertible Preferred Stock,
      including accrued dividends .................................     30,731          --

7. Property and Equipment

     Subscriber Management System

          On April 17, 2003, we terminated our agreement with Sentraliant, the company that developed and operated our previous subscriber management system. Pursuant to that agreement, we paid Sentraliant $5,000 to terminate our agreement, of which approximately $1,000 related to operation fees. As a result of this termination, we recorded a non-cash charge of $14,465 related to the net book value of our subscriber management system. These costs are included in customer service and billing in the accompanying consolidated statements of operations for the three and six months ended June 30, 2003.

8. Long-term Debt

     Our long-term debt consists of the following:

                                                        As of             As of
                                                    June 30, 2003   December 31, 2002
                                                    -------------   -----------------
15% Senior Secured Discount Notes due 2007 ......      $ 29,200         $280,430
14 1/2% Senior Secured Notes due 2009 ...........        27,376          179,382
3 1/2% Convertible Notes due 2008 ...............       201,250               --
8 3/4% Convertible Subordinated Notes due 2009 ..         1,744           16,461
Lehman term loans ...............................            --          144,084
Loral term loans ................................            --           50,000
                                                       --------         --------
   Total long-term debt .........................      $259,570         $670,357
                                                       ========         ========

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

     Debt Restructuring

          On March 7, 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman term loans, all of our Loral term loans and $435,689 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring. Refer to Note 2 for further information regarding our recapitalization.

     3 1/2% Convertible Notes due 2008

          In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3 1/2% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3 1/2% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2003. The obligations under our 3 1/2% Convertible Subordinated Notes due 2008 are not secured by any of our assets.

     8 3/4% Convertible Subordinated Notes due 2009

          Our 8 3/4% Convertible Subordinated Notes mature on September 29, 2009. Cash interest is payable semi-annually on each March 29 and September 29, through September 29, 2009. Our 8 3/4% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

          We recorded non-cash charges of $336 and $9,650, related to the issuance of 97,000 and 2,913,483 shares of our common stock in exchange for $1,000 and $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest, during the three and six months ended June 30, 2002, respectively. This non-cash charge of $336 and $9,650 is included in interest expense for the three and six months ended June 30, 2002, respectively.

     14 1/2% Senior Secured Notes due 2009

          Our 14 1/2% Senior Secured Notes mature on May 15, 2009. Cash interest is payable semi-annually on each May 15 and November 15, through May 15, 2009. As of June 30, 2003, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 were outstanding. In determining the book value of our 14 1/2% Senior Secured Notes due 2009, we reduce the aggregate principal amount by $2,882, the unamortized portion of the fair market value of warrants issued in connection with these notes. The obligations under our 14 1/2% Senior Secured Notes due 2009 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

     15% Senior Secured Discount Notes due 2007

          Our 15% Senior Secured Discount Notes mature on December 1, 2007. Cash interest is payable semi-annually on each June 1 and December 1, through December 1, 2007. The obligations under our 15% Senior Secured Discount Notes due 2007 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

9. Capital Stock

     Common stock, par value $.001 per share

          On June 10, 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $145,547.

          On March 7, 2003, we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000; 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and 163,609,837 shares of our common stock to Oppenheimer for an aggregate of $150,000. We received net proceeds of $197,112 in connection with these sales.

          On March 4, 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. We filed this amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2003.

     Preferred Stock

          On March 7, 2003, we issued 39,927,796 shares of our common stock to Apollo in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock, and 37,065,069 shares of our common stock to Blackstone in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock, including, in each case, accrued dividends. Refer to Note 2 for further discussion regarding our recapitalization.

     Warrants

          We issued warrants to purchase 45,416,690 shares of our common stock in exchange for all our outstanding 9.2% Series A Junior Cumulative Convertible Preferred and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. These warrants were immediately exercisable and expire on March 7, 2005.

          We issued warrants to purchase 42,160,424 shares of our common stock in exchange for all our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. These warrants were immediately exercisable and expire on September 7, 2004.

          The exercise price of warrants to purchase 52,546,268 shares of our common stock have an exercise price of $1.04 per share and warrants to purchase 35,030,846 shares of our common stock have an exercise price of $0.92 per share.

10. Commitments and Contingencies

          The following table summarizes our contractual commitments as of June 30, 2003:

                                              2003      2004      2005      2006     2007    Thereafter     Total
                                            -------   -------   -------   -------   ------   ----------   --------
Satellite and transmission ..............   $ 1,145   $ 2,291   $ 2,291   $ 2,291   $2,291     $18,328    $ 28,637
Programming and content .................     5,143    25,563    33,724    21,282    1,025       1,000      87,737
Customer service and billing ............     2,190     1,440     1,440       360       --          --       5,430
Sales and marketing .....................    34,946    19,318    10,629     6,000    4,500          --      75,393
Chip set development and production .....    13,056    14,400        --        --       --          --      27,456
                                            -------   -------   -------   -------   ------     -------    --------
   Contractual commitments ..............   $56,480   $63,012   $48,084   $29,933   $7,816     $19,328    $224,653
                                            =======   =======   =======   =======   ======     =======    ========

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

Satellite and Transmission

          We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

          We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

          We have entered into agreements with third parties to provide customer service, billing service and subscriber management.

Sales and Marketing

          We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

Chip Set Development and Production

          We have entered into an agreement with Agere Systems, Inc. ("Agere") to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to produce a minimum quantity of chip sets during each year of the agreement.

Other Commitments

          We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components by us. In addition, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

11. Subsequent Events

          Our board of directors recently approved and issued stock options and restricted stock which represent the right to acquire up to 64.9 million shares of our common stock under the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan. Based on the market value of our common stock of $1.62, the closing bid price of our common stock on August 8, 2003, these awards would result in an aggregate non-cash stock compensation charge of approximately $61.0 million over the period commencing on the date of grant and ending in July 2008. The exact amount and timing of this charge is contingent upon a number of factors, including the price of our common stock and the vesting date of these stock options and restricted stock, and could materially change.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook." Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") and in other reports and documents published by us from time to time, particularly the risk factors described under "Business -- Risk Factors" in Part I of the Form 10-K. Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

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


          As of June 30, 2003, we had 105,186 subscribers. We consider subscribers to be those who have agreed to pay for our service and have activated their SIRIUS radio, including those who are currently in promotional periods, and active SIRIUS radios under our agreement with Hertz. We derive revenue from:

          o subscription fees, including revenue derived from our agreement with Hertz,

          o    activation fees collected from our subscribers, and

          o    selling limited advertising on our non-music streams.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

          Total Revenue. Total revenue increased to $2,073 from $70 for the three months ended June 30, 2003 and 2002, respectively. Total revenue for the three months ended June 30, 2003 included subscriber revenue of $2,029, consisting of subscription and non-refundable activations fees, net advertising revenue of $27 and revenue from other sources of $17. Total revenue for the three months ended June 30, 2002 included subscription revenue of $50 and advertising revenue of $20.

          Subscriber Revenue. The increase in subscriber revenue of $1,979 was attributable to the growth of subscribers to our service. We added 37,127 net new subscribers during the three months ended June 30, 2003. Subscriber revenue for the three months ended June 30, 2003 included subscription revenue of $2,719 and activation revenue of $63, which was partially offset by $753 of costs associated with mail-in rebate programs. Subscriber revenue for the three months ended June 30, 2002 included subscription revenue of $48 and activation revenue of $2. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activated our service. Future subscription revenue will be dependent upon, among other things, growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

               Average monthly revenue per subscriber ("ARPU"). ARPU for the three months ended June 30, 2003 was $7.91. Excluding the cost of mail-in rebate programs, ARPU for the three months ended June 30, 2003 was $10.84. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs, and the identification of additional revenue streams from subscribers.

          Advertising Revenue. Advertising revenue, net of agency fees of $5, was $27 for the three months ended June 30, 2003. Advertising revenue, net of agency fees of $3, was $20 for the three months ended June 30, 2002. We recognize advertising revenue from the sale of limited advertising on our non-music streams as it is broadcast.

          Satellite and Transmission. Satellite and transmission expenses decreased to $7,688 for the three months ended June 30, 2003 from $8,450 for the three months ended June 30, 2002. Satellite and transmission expenses consist primarily of personnel costs, in-orbit satellite insurance expense and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The decrease in satellite and transmission expense was primarily attributable to decreased in-orbit satellite insurance expense as a result of reduced in-orbit satellite insurance coverage. Our current policies cover each of our three satellites up to $110,000 in the event of a total or constructive total loss. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due to costs of insuring our in-orbit satellites and modest additions to our terrestrial repeater network.

          Programming and Content. Programming and content expenses increased to $7,639 for the three months ended June 30, 2003 from $4,125 for the three months ended June 30, 2002. Programming and content expenses include costs to acquire programming from third parties, on-air talent costs, broadcast royalties and programming personnel costs. The increase in costs was primarily attributable to broadcast royalties and on-air talent.

               Acquired programming. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees and purchase advertising on media properties owned or controlled by the licensor. In addition, certain agreements include guaranteed obligations which we recognize on a straight-line basis over the term of the applicable agreement. Advertising revenue share is expensed as the associated revenue is recognized; license fees are expensed as the programming is aired and purchased advertising is recorded as a sales and marketing expense when the advertising is aired.

               Broadcast royalties. We have entered into agreements with various rights organizations pursuant to which we pay royalties for public performances of music. These agreements include fixed and variable payment obligations. We record variable broadcast royalties as they are incurred and fixed obligations on a straight-line basis over the term of the applicable agreement.

          We anticipate that our programming costs will increase over time as we continue to develop our streams and share advertising revenue from the sale of advertising on our non-music streams.

          Customer Service and Billing. Customer service and billing costs increased to $16,320 for the three months ended June 30, 2003 from $1,882 for the three months ended June 30, 2002. Customer service and billing costs include costs associated with the operation of our customer service center and subscriber management system. The increase in costs during the 2003 quarter was due to a $14,465 loss on the disposal of our prior subscriber management system as a result of the termination of our agreement with Sentraliant, the company that developed and operated that system.

          Sales and Marketing. Sales and marketing expenses increased to $39,516 for the three months ended June 30, 2003 from $30,901 for the three months ended June 30, 2002. Sales and marketing expenses include costs related to sales and marketing personnel, advertising media and production activities, sponsorships, costs to acquire subscribers and payments to reimburse retailers, distributors and automakers for marketing and promotional activities. Sales and marketing expenses increased as a result of our national advertising campaign, increased marketing activities by automakers and increased sponsorship activities.

               Advertising Media and Production. These costs include promotional events, media, advertising production and market research. Media is expensed when it is aired and advertising production costs are expensed as incurred.

               Retail and Distribution. These costs include advertising, residuals and market development funds. Advertising is expensed as incurred. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer and are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated.

               Automakers. We have entered into agreements with DaimlerChrysler, Ford, BMW and other automakers which anticipate that such automakers will manufacture, market and sell vehicles which are equipped with SIRIUS radios ("Enabled Vehicles"). Under many of these agreements, we share a portion of the revenue we derive from subscribers using Enabled Vehicles. This revenue share is expensed as the corresponding subscription revenue is earned. We also reimburse automakers for certain advertising, promotional, hardware and engineering costs. We record expenses associated with these reimbursements as incurred or on a straight-line basis over the contract period for guaranteed obligations.

               We have issued a warrant to purchase 4,000,000 shares of our common stock to each of DaimlerChrysler and Ford. These warrants become exercisable based on, among other conditions, the number of Enabled Vehicles the automakers manufacture. We record warrant expense for interim reporting periods based upon the performance of the automakers in manufacturing Enabled Vehicles and the fair value of the warrants at each reporting date. The final measurement date of these warrants will be the date that each performance commitment for such warrants is satisfied.

               Subscriber Acquisition Costs. Subscriber acquisition costs increased to $9,275 for the three months ended June 30, 2003 from $8,626 for the three months ended June 30, 2002. Subscriber acquisition costs per gross activation decreased to $229 for the three months ended June 30, 2003, as compared to $299 for the three months ended March 31, 2003. Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers, automakers, retailers and payments to Agere. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

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

          General and Administrative. General and administrative expenses increased to $12,464 for the three months ended June 30, 2003 from $8,588 for the three months ended June 30, 2002. General and administrative expenses include rent and occupancy, accounting, legal and public relations costs and costs of general and administrative personnel. The increase was a result of approximately $4,000 of costs to terminate our agreement with Sentraliant, the company that developed and operated our prior subscriber management system.

          Research and Development. Research and development costs decreased to $4,904 for the three months ended June 30, 2003 from $13,425 for the three months ended June 30, 2002. Research and development costs include costs to develop our next generation chip sets, new product designs and personnel costs. The decrease related to a payment of $8,134 to Panasonic during the second quarter of 2002, which released us from a purchase commitment and reduced the factory price of SIRIUS radios.

               Chip Set Development. We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement. The agreement requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and sales and marketing for development work and chip set production, respectively.

          The amount of our future research and development costs is dependent upon modifications to our existing technology and enhancements to SIRIUS radios.

          Depreciation Expense. Depreciation expense increased to $23,463 for the three months ended June 30, 2003 from $22,099 for the three months ended June 30, 2002. We expect depreciation expense to remain relatively constant as our satellite radio system is complete.

          Non-cash Stock Compensation. We recognized a non-cash stock compensation benefit of $123 and non-cash stock compensation expense of $491 for the three months ended June 30, 2003 and 2002, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options and the issuance of our common stock to employees and an employee benefit plan. The non-cash stock compensation benefit for the three months ended June 30, 2003 was principally a result a $314 benefit related to certain performance conditions of restricted stock that we anticipate will not be satisfied.

          Interest and Investment Income. Interest and investment income decreased to $1,327 for the three months ended June 30, 2003 from 1,517 for the three months ended June 30, 2002. This decrease was attributable to lower returns on our investments in U.S. government securities during the 2003 period.

          Interest Expense. Interest expense decreased to $3,365 for the three months ended June 30, 2003 from $24,893 for the three months ended June 30, 2002, net of amounts capitalized of $0 and $1,025, respectively. The decrease in interest expense was a result of the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

          Total Revenue. Total revenue increased to $3,664 from $103 for the six months ended June 30, 2003 and 2002, respectively. Total revenue for the six months ended June 30, 2003 included subscriber revenue of $3,583, consisting of subscription and non-refundable activations fees, net advertising revenue of $44 and revenue from other sources of $37. Total revenue for the six months ended June 30, 2002 included subscription revenue of $54 and advertising revenue of $49.

          Subscriber Revenue. The increase in subscriber revenue of $3,529 was attributable to the growth of subscribers to our service. We added 75,239 net new subscribers during the six months ended June 30, 2003. Subscriber revenue for the six months ended June 30, 2003 included subscription revenue of $4,242 and activation revenue of $106, which was partially offset by $765 of costs associated with mail-in rebate programs. Subscriber revenue, for the six months ended June 30, 2002, included subscription revenue of $52 and activation revenue of $2.

               Average monthly revenue per subscriber. ARPU for the six months ended June 30, 2003 was $8.94. Excluding the cost of mail-in rebate programs, ARPU for the six months ended June 30, 2003 was $10.85.

          Advertising Revenue. Advertising revenue, net of agency fees of $8, was $44 for the six months ended June 30, 2003. Advertising revenue, net of agency fees of $9, was $49 for the six months ended June 30, 2002.

          Satellite and Transmission. Satellite and transmission expenses decreased to $15,555 for the six months ended June 30, 2003 from $17,207 for the six months ended June 30, 2002. The decrease in satellite and transmission expense was primarily attributable to decreased in-orbit satellite insurance expense as a result of reduced in-orbit satellite insurance coverage.

          Programming and Content. Programming and content expenses increased to $14,213 for the six months ended June 30, 2003 from $7,908 for the six months ended June 30, 2002. The increase in costs was primarily attributable to broadcast royalties and on-air talent.

          Customer Service and Billing. Customer service and billing costs increased to $18,522 for the six months ended June 30, 2003 from $3,724 for the six months ended June 30, 2002. The increase in costs during the quarter was due to a $14,465 loss on the disposal of our prior subscriber management system as a result of the termination of our agreement with Sentraliant.

          Sales and Marketing. Sales and marketing expenses increased to $84,856 for the six months ended June 30, 2003 from $46,560 for the six months ended June 30, 2002. Sales and marketing expenses increased due to the launch of our national advertising campaign, certain marketing activities by retailers, automakers and radio manufacturers, sponsorship activities and the costs associated with subsidies paid to radio and chip set manufacturers.

               Subscriber Acquisition Costs. Subscriber acquisition costs increased to $21,138 for the six months ended June 30, 2003 from $10,291 for the six months ended June 30, 2002. Subscriber acquisition costs per gross activation was $263 for the six months ended June 30, 2003.

          General and Administrative. General and administrative expenses increased to $21,558 for the six months ended June 30, 2003 from $16,128 for the six months ended June 30, 2002. The increase was primarily a result of approximately $4,000 of costs to terminate our agreement with Sentraliant.

          Research and Development. Research and development costs decreased to $9,887 for the six months ended June 30, 2003 from $21,138 for the six months ended June 30, 2002. The decrease related to a payment of $8,134 to Panasonic in the second quarter of 2002, which released us from a purchase commitment and reduced the factory price of SIRIUS radios.

          Depreciation Expense. Depreciation expense increased to $47,563 for the six months ended June 30, 2003 from $36,580 for the six months ended June 30, 2002. The increase was due to a full period of depreciation of our satellite radio system, which began in February 2002.

          Non-cash Stock Compensation. We recognized non-cash stock compensation expense of $436 and a non-cash stock compensation benefit of $8,533 for the six months ended June 30, 2003 and 2002, respectively. The non-cash stock compensation expense of $436 for the six months ended June 30, 2003 includes a $314 benefit related to certain performance conditions of restricted stock that we anticipate will not be satisfied. The non-cash stock compensation benefit for the six months ended June 30, 2002 was principally a result of a $9,717 benefit related to the repricing of certain employee stock options in April 2001.

          Debt Restructuring. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3/4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

          Interest and Investment Income. Interest and investment income decreased to $2,670 for the six months ended June 30, 2003 from $3,517 for the six months ended June 30, 2002. This decrease was attributable to lower returns on our investments in U.S. government securities during the 2003 period.

          Interest Expense. Interest expense decreased to $22,030 for the six months ended June 30, 2003 from $55,086 for the six months ended June 30, 2002, net of amounts capitalized of $0 and $5,426, respectively. Interest expense for the six months ended June 30, 2002 included non-cash costs of $9,650 associated with the induced conversion of $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. The decrease in interest expense is a result of the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003.

Cash Flows

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

          Net cash used in operating activities decreased to $135,756 from $194,244 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash used in operations was primarily attributable to the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $134,571 for the six months ended June 30, 2003 from $118,754 for the six months ended June 30, 2002. This increase was primarily due to the cost of our national advertising campaign, the costs of acquiring subscribers and the cost of producing our music and non-music streams.

          Net cash provided by investing activities for the six months ended June 30, 2003 increased to $139,821 from $66,975 for the six months ended June 30, 2002. The change from the prior period was principally due to a change in the classification of our marketable securities from trading securities to available-for-sale securities during the second quarter of 2002. Excluding our transactions in marketable securities, cash used in investing activities decreased to $10,179 from $33,150 for the six months ended June 30, 2003 and 2002, respectively. This decrease was a result of a reduction in capital expenditures as we completed the construction of our satellite radio system during 2002.

          Net cash provided by financing activities was $532,095 and $147,508 for the six months ended June 30, 2003 and 2002, respectively. During 2003, we sold 211,730,379 and 86,250,000 shares of common stock resulting in net proceeds of $197,112 and $145,547, respectively. In addition, we issued $201,250 in principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224, and incurred costs associated with our debt restructuring of $4,737. During the six months ended June 30, 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500.

Liquidity and Capital Resources

          At June 30, 2003, we had cash, cash equivalents and marketable securities totaling $560,093 and working capital of $524,050, compared with cash, cash equivalents and marketable securities totaling $173,702 and working capital of $151,289 at December 31, 2002.

          We estimate that our cash, cash equivalents and marketable securities are sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. Our actual funding requirements could vary materially from our current estimates. We may have to raise more funds to remain in business and continue to develop and market our satellite radio service.

          Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties, including, most importantly, the length of time and level of costs necessary to obtain the number of subscribers required to sustain our operations. At June 30, 2003, we had 105,186 subscribers. We estimate that we will need approximately two million subscribers before we achieve cash flow breakeven which we estimate to be in the second quarter of 2005.

Recent Financings; Recapitalization

          In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $145,547.

          In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3 1/2% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments.

          On March 7, 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

          o we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman term loans, all of our Loral term loans, $251,230 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $169,742 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, and $14,717 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009;

          o we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A and B Junior Cumulative Convertible Preferred Stock held by Apollo;

          o we issued 37,065,069 shares of our common stock and warrants to purchase 42,160,424 shares of our common stock in exchange for all outstanding shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone;

          o we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000;

          o we sold 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and

          o we sold 163,609,837 shares of our common stock to Oppenheimer for an aggregate of $150,000.

          During the three months ended March 31, 2003, we recorded a gain of $256,538 and a deemed dividend of $79,510 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

Contractual Commitments

          The following table summarizes our expected contractual commitments as of June 30, 2003:


                                        2003      2004      2005      2006      2007    Thereafter     Total
                                      -------   -------   -------   -------   -------   ----------   --------
Long-term debt obligations ........   $ 8,101   $15,964   $15,964   $15,964   $45,164    $249,376    $350,533
Operating leases ..................     7,670     7,873     7,105     6,192     6,032      35,903      70,775
Satellite and transmission ........     1,145     2,291     2,291     2,291     2,291      18,328      28,637
Programming and content ...........     5,143    25,563    33,724    21,282     1,025       1,000      87,737
Customer service and billing ......     2,190     1,440     1,440       360        --          --       5,430
Sales and marketing ...............    34,946    19,318    10,629     6,000     4,500          --      75,393
Chip set development and production    13,056    14,400        --        --        --          --      27,456
                                      -------   -------   -------   -------   -------    --------    --------
Contractual commitments ...........   $72,251   $86,849   $71,153   $52,089   $59,012    $304,607    $645,961
                                      =======   =======   =======   =======   =======    ========    ========

Long-Term Debt Obligations

          Long-term debt obligations include principal and interest payments.
As of June 30, 2003, we had $262,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

Operating Leases

          We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

          We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

          We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or to purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

          We have entered into agreements with third parties to provide customer service, billing service and subscriber management.

Sales and Marketing

          We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

Chip Set Development and Production

          We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement.

Other Commitments

          We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components by us. In addition to the contractual commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

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

          Subscription Revenue Recognition

               Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," an estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates our service.

          Subscriber Acquisition Costs

               Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers, retailers and Agere. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising and promotional activities, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

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

          Useful Life of Satellite System

               Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years.

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

          Accrued Expenses

               Payments owed to our manufacturing and distribution partners and other service providers are expensed during the month in which the applicable service is performed. The amount of these expenses are dependent upon information provided by our internal systems and processes and partner systems and processes. Due to length of time necessary to receive accurate information from these partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the time requirements, and close working relationships with our partners.

Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We do not believe that our adoption of SFAS No. 150 will have a material impact on our financial position or results of operations.

Controls and Procedures

          As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to June 30, 2003.

                                     Part II

                                Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     See Exhibit Index attached hereto.

     (b) Reports on Form 8-K.

     On May 1, 2003, we filed a Current Report on Form 8-K to report that our board of directors had extended the expiration date of the rights issued under the Rights Agreement between The Bank of New York and ourselves from May 1, 2003 to August 1, 2003.

     On May 14, 2003, we filed a Current Report on Form 8-K to report our financial results for the quarter ended March 31, 2003.

     On May 21, 2003, we filed a Current Report on Form 8-K that included a Form T-1 of The Bank of New York, the trustee in respect of our 3 1/2% Convertible Notes due 2008 issued under our senior indenture dated as of May 23, 2003.

     On May 23, 2003, we filed a Current Report on Form 8-K that included the Terms Agreement between Morgan Stanley & Co. Incorporated, UBS Warburg LLC and ourselves, the Indenture, dated as of May 23, 2003, between ourselves and The Bank of New York, as trustee, and the Supplemental Indenture, dated as of May 23, 2003, between ourselves and The Bank of New York, as trustee, relating to our issuance of $201,250,000 in aggregate principal amount of 3 1/2% Convertible Notes due 2008.

     On June 16, 2003, we filed a Current Report on Form 8-K that included the Terms Agreement between Morgan Stanley & Co. Incorporated, UBS Warburg LLC and ourselves, relating our sale of 86,250,000 shares of our common stock in a public offering. We also included as exhibit to such Current Report on Form 8-K a copy of the Registration Rights Agreement, dated as of June 13, 2003, among Blackstone CCC Capital Partners L.P., Blackstone CCC Offshore Capital Partners L.P. and Blackstone Family Investment Partnership III L.P. As part of such Current Report on Form 8-K, we also reported that on June 13, 2003, Mr. Peter G. Peterson, the Chairman of The Blackstone Group L.P., resigned as a member of our board of directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SIRIUS SATELLITE RADIO INC.


                                               By: /s/ DAVID J. FREAR
                                                   -----------------------------
                                                   David J. Frear
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

August 12, 2003

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as June 30, 2003 (the "Evaluation Date"); and

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


                                       By: /S/ JOSEPH P. CLAYTON
                                           -------------------------------------
                                           Joseph P. Clayton
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

August 12, 2003

                     CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David J. Frear, the Executive Vice President and Chief Financial Officer of Sirius Satellite Radio Inc., certify that:

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

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"); and

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


                                               By: /S/ DAVID J. FREAR
                                                   -----------------------------
                                                   David J. Frear
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

August 12, 2003

                                 Exhibit Index
                                 -------------

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

4.2.13 Amendment to the Rights Agreement dated as of March 6, 2003 (incorporated by reference to Exhibit 4.2.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

4.2.14 Amendment to the Rights Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2003).

4.2.15 Amendment to the Rights Agreement dated as of July 30, 2003 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 2003).

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

Exhibit                           Description
-------                           -----------

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

Exhibit                           Description
-------                           -----------

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

*10.2 Employment Agreement, dated as of February 28, 2003, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit
           10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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

*10.7 Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (filed herewith).

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

*10.12 Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.13 Form of Option Agreement, dated as of December 29, 1997, between the Company and

Exhibit                           Description
-------                           -----------

           each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

'D'10.14 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to
           Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

99.1 Certificate of Joseph P. Clayton, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


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