Form 10-Q
period 2003-09-30
SIRIUS SATELLITE RADIO INC
filed 2003-11-06
CIK 908937

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

                For the quarterly period ended September 30, 2003

                         Commission file number 0-24710

                                   ----------

                           SIRIUS SATELLITE RADIO INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

      _____________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

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

     Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                       998,221,650 shares
-----------------------------                       ------------------
           (Class)                         (Outstanding as of November 3, 2003)

================================================================================

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           Part I - Financial Information

Item 1.   Consolidated Statements of Operations for the three and nine months ended September 30, 2003
             and 2002 (Unaudited)........................................................................    1

          Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.........    2

          Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2003
             (Unaudited).................................................................................    3

          Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002
             (Unaudited).................................................................................    4

          Notes to Consolidated Financial Statements (Unaudited).........................................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........   15

Item 4.   Controls and Procedures........................................................................   27

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................................................   28

Signatures...............................................................................................   29

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                 For the Three Months     For the Nine Months
                                                                  Ended September 30,     Ended September 30,
                                                                 ---------------------   ---------------------
                                                                   2003        2002         2003        2002
                                                                 ---------   ---------   ---------   ---------
Revenue:
   Subscriber revenue, including effects of mail-in rebates...   $   4,197   $     (51)  $   7,780   $       3
   Advertising revenue, net of agency fees....................          39          62          83         111
   Other revenue..............................................          22           6          59           6
                                                                 ---------   ---------   ---------   ---------
Total revenue.................................................       4,258          17       7,922         120
                                                                 ---------   ---------   ---------   ---------

Operating expenses:
   Cost of services (excludes depreciation expense shown
      separately below):
      Satellite and transmission..............................       7,986       8,140      23,541      25,347
      Programming and content.................................       7,498       4,199      21,711      12,107
      Customer service and billing............................       2,236       1,855      20,758       5,579
   Sales and marketing .......................................      27,152      27,953      90,870      64,223
   Subscriber acquisition costs ..............................      25,887       5,361      47,025      15,651
   General and administrative.................................       7,156       8,121      28,714      24,249
   Research and development...................................       3,884       2,561      13,771      23,699
   Depreciation expense ......................................      23,666      23,011      71,229      59,591
   Non-cash stock compensation expense (benefit) (1)..........       2,280         538       2,716      (7,995)
                                                                 ---------   ---------   ---------   ---------
Total operating expenses......................................     107,745      81,739     320,335     222,451
                                                                 ---------   ---------   ---------   ---------
      Loss from operations....................................    (103,487)    (81,722)   (312,413)   (222,331)
Other (expense) income:
   Debt restructuring.........................................          --      (1,905)    256,538      (1,905)
   Interest and investment income.............................       1,341       1,013       4,011       4,530
   Interest expense, net of amounts capitalized...............      (4,543)    (25,603)    (26,573)    (80,689)
                                                                 ---------   ---------   ---------   ---------
Total other (expense) income..................................      (3,202)    (26,495)    233,976     (78,064)
                                                                 ---------   ---------   ---------   ---------
      Net loss................................................    (106,689)   (108,217)    (78,437)   (300,395)
Preferred stock dividends.....................................          --     (11,287)     (8,574)    (33,494)
Preferred stock deemed dividends..............................          --        (171)    (79,634)       (513)
                                                                 ---------   ---------   ---------   ---------
      Net loss applicable to common stockholders..............   $(106,689)  $(119,675)  $(166,645)  $(334,402)
                                                                 =========   =========   =========   =========
Net loss per share applicable to common stockholders
   (basic and diluted)........................................   $   (0.11)  $   (1.56)  $   (0.22)  $   (4.41)
                                                                 =========   =========   =========   =========
Weighted average common shares outstanding (basic and
   diluted)...................................................     998,156      76,852     755,009      75,820
                                                                 =========   =========   =========   =========

----------
(1) Allocation of non-cash stock compensation expense (benefit) to other operating expenses:

     Satellite and transmission...............................   $  166   $ 66   $  275   $(1,446)
     Programming and content..................................      265     88      402    (1,774)
     Customer service and billing.............................       32      4       42      (178)
     Sales and marketing......................................      718    222      649      (948)
     General and administrative...............................      957     99    1,127    (1,672)
     Research and development.................................      142     59      221    (1,977)
                                                                 ------   ----   ------   -------
        Total non-cash stock compensation expense
           (benefit)..........................................   $2,280   $538   $2,716   $(7,995)
                                                                 ======   ====   ======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   September 30,   December 31,
                                                                                       2003            2002
                                                                                   -------------   ------------
                                                                                    (Unaudited)
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................    $   450,508     $   18,375
   Marketable securities........................................................         28,603        155,327
   Prepaid expenses.............................................................         20,301         24,562
   Other current assets.........................................................          5,934          1,345
                                                                                    -----------     ----------
      Total current assets......................................................        505,346        199,609

Property and equipment, net.....................................................        961,559      1,032,874
FCC license.....................................................................         83,654         83,654
Restricted investments..........................................................          9,007          7,200
Other long-term assets..........................................................          8,735         17,603
                                                                                    -----------     ----------
      Total assets..............................................................    $ 1,568,301     $1,340,940
                                                                                    ===========     ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses........................................    $    53,786     $   43,336
   Accrued interest.............................................................          5,590          3,234
   Deferred revenue.............................................................          6,703          1,750
                                                                                    -----------     ----------
      Total current liabilities.................................................         66,079         48,320

Long-term debt..................................................................        259,686        670,357
Accrued interest, net of current portion........................................             --         46,914
Deferred revenue, net of current portion........................................            396             --
Other long-term liabilities.....................................................         10,544          7,350
                                                                                    -----------     ----------
      Total liabilities.........................................................        336,705        772,941
                                                                                    -----------     ----------
Commitments and contingencies:
   9.2% Series A Junior Cumulative Convertible Preferred Stock, $.001 par value:
      4,300,000 shares authorized, no shares and 1,902,823 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $ - and $190,282), at net carrying value
      including accrued dividends...............................................             --        193,230
   9.2% Series B Junior Cumulative Convertible Preferred Stock, $.001 par value:
      2,100,000 shares authorized, no shares and 853,450 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $ - and $85,345), at net carrying value
      including accrued dividends...............................................             --         84,781
   9.2% Series D Junior Cumulative Convertible Preferred Stock, $.001 par value:
      10,700,000 shares authorized, no shares and 2,558,655 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively
      (liquidation preference of $ - and $255,866), at net carrying value
      including accrued dividends...............................................             --        253,142
Stockholders' equity:
   Common stock, $.001 par value: 2,500,000,000 shares authorized, 998,205,643 and 77,454,197 shares issued and outstanding at September 30, 2003 and
      December 31, 2002, respectively...........................................            998             77
   Additional paid-in capital...................................................      2,285,204        963,335
   Deferred compensation........................................................        (48,676)            --
   Accumulated other comprehensive (loss) income................................            (14)           913
   Accumulated deficit..........................................................     (1,005,916)      (927,479)
                                                                                    -----------     ----------
      Total stockholders' equity................................................      1,231,596         36,846
                                                                                    -----------     ----------
      Total liabilities and stockholders' equity................................    $ 1,568,301     $1,340,940
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

                                                                                 Common Stock       Additional
                                                                             --------------------    Paid-In       Deferred
                                                                               Shares      Amount    Capital     Compensation
                                                                             -----------   ------   ----------   ------------
Balances, December 31, 2002...............................................    77,454,197    $ 77    $  963,335     $     --
Net loss..................................................................            --      --            --           --
Change in unrealized gain (loss) on available-for-sale securities.........            --      --            --           --
Issuance of common stock to employees and employee benefit plans..........       766,040       1           429           --
Compensation in connection with the issuance of stock options.............            --      --           160           --
Issuance of stock-based awards............................................            --      --        50,803      (50,803)
Amortization of deferred compensation.....................................            --      --            --        2,127
Warrant expense associated with sales and marketing agreement.............            --      --             9           --
Sale of common stock, par value $.001 per share, at $0.92 and $1.04
   per share, net of expenses.............................................   211,730,379     212       192,641           --
Exchange of Lehman term loans, including accrued interest.................   120,988,793     121        85,781           --
Exchange of Loral term loans, including accrued interest..................    58,964,981      59        41,806           --
Exchange of 15% Senior Secured Discount Notes due 2007, including accrued
   interest...............................................................   204,319,915     204       144,863           --
Exchange of 14 1/2% Senior Secured Notes due 2009, including accrued
   interest...............................................................   148,301,817     148       105,146           --
Exchange of 8 3/4% Convertible Subordinated Notes due 2009, including
   accrued interest.......................................................    12,436,656      13        24,342           --
Exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred
   Stock, including accrued dividends.....................................    39,927,796      40       304,807           --
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock,
   including accrued dividends............................................    37,065,069      37       283,748           --
Issuance of warrants in connection with the exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, at $0.92 and
   $1.04 per share........................................................            --      --        30,731           --
Sale of common stock, par value $.001 per share, $1.80 per share, net of
   expenses...............................................................    86,250,000      86       144,811           --
Preferred stock dividends.................................................            --      --        (8,574)          --
Preferred stock deemed dividends..........................................            --      --       (79,634)          --
                                                                             -----------    ----    ----------     --------
Balances, September 30, 2003..............................................   998,205,643    $998    $2,285,204     $(48,676)
                                                                             ===========    ====    ==========     ========

                                                                              Accumulated
                                                                                 Other
                                                                             Comprehensive   Accumulated
                                                                             (Loss) Income     Deficit       Total
                                                                             -------------   -----------   ----------
Balances, December 31, 2002...............................................       $ 913       $  (927,479)  $   36,846
Net loss..................................................................          --           (78,437)     (78,437)
Change in unrealized gain (loss) on available-for-sale securities.........        (927)               --         (927)
Issuance of common stock to employees and employee benefit plans..........          --                --          430
Compensation in connection with the issuance of stock options.............          --                --          160
Issuance of stock-based awards............................................          --                --           --
Amortization of deferred compensation.....................................          --                --        2,127
Warrant expense associated with sales and marketing agreement.............          --                --            9
Sale of common stock, par value $.001 per share, at $0.92 and $1.04
   per share, net of expenses.............................................          --                --      192,853
Exchange of Lehman term loans, including accrued interest.................          --                --       85,902
Exchange of Loral term loans, including accrued interest..................          --                --       41,865
Exchange of 15% Senior Secured Discount Notes due 2007, including accrued
   interest...............................................................          --                --      145,067
Exchange of 14 1/2% Senior Secured Notes due 2009, including accrued
   interest...............................................................          --                --      105,294
Exchange of 8 3/4% Convertible Subordinated Notes due 2009, including
   accrued interest.......................................................          --                --       24,355
Exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred
   Stock, including accrued dividends.....................................          --                --      304,847
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock,
   including accrued dividends............................................          --                --      283,785
Issuance of warrants in connection with the exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, at $0.92 and
   $1.04 per share........................................................          --                --       30,731
Sale of common stock, par value $.001 per share, $1.80 per share, net of
   expenses...............................................................          --                --      144,897
Preferred stock dividends.................................................          --                --       (8,574)
Preferred stock deemed dividends..........................................          --                --      (79,634)
                                                                                 -----       -----------   ----------
Balances, September 30, 2003..............................................       $ (14)      $(1,005,916)  $1,231,596
                                                                                 =====       ===========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                    2003        2002
                                                                                  ---------   ---------
Cash flows from operating activities:
   Net loss .................................................................     $ (78,437)  $(300,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation expense ..................................................        71,229      59,591
      Non-cash interest expense .............................................         2,735      49,032
      Non-cash stock compensation expense (benefit) .........................         2,716      (7,995)
      Loss on disposal of assets ............................................        14,465       3,666
      Non-cash gain associated with debt restructuring ......................      (261,275)         --
      Costs associated with debt restructuring ..............................         4,737       1,905
      Other .................................................................             9          21
   Increase (decrease) in cash and cash equivalents resulting from changes in assets and liabilities:
      Marketable securities .................................................        (1,184)    (76,157)
      Prepaid expenses and other assets .....................................          (327)     (9,017)
      Accrued interest ......................................................        16,921      13,043
      Deferred revenue ......................................................         5,349         882
      Accounts payable and accrued expenses .................................        12,325       6,837
                                                                                  ---------   ---------
         Net cash used in operating activities ..............................      (210,737)   (258,587)
                                                                                  ---------   ---------
Cash flows from investing activities:
      Additions to property and equipment ...................................       (14,379)    (37,274)
      Maturities of restricted investments ..................................            --      14,500
      Purchases of available-for-sale securities ............................       (24,826)   (198,396)
      Maturities of available-for-sale securities ...........................       150,000     395,000
                                                                                  ---------   ---------
         Net cash provided by investing activities ..........................       110,795     173,830
                                                                                  ---------   ---------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt, net .........................       194,224          --
      Proceeds from issuance of common stock, net ...........................       342,659     147,500
      Costs associated with debt restructuring ..............................        (4,737)     (3,500)
      Other .................................................................           (71)         (3)
                                                                                  ---------   ---------
         Net cash provided by financing activities ..........................       532,075     143,997
                                                                                  ---------   ---------
Net increase in cash and cash equivalents ...................................       432,133      59,240
Cash and cash equivalents at the beginning of period ........................        18,375       4,726
                                                                                  ---------   ---------
Cash and cash equivalents at the end of period ..............................     $ 450,508   $  63,966
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

1. Business

          Sirius Satellite Radio Inc. broadcasts over 100 streams of digital-quality entertainment: 60 streams of 100% commercial-free music and over 40 streams of sports, news, and entertainment programming for a monthly subscription fee of $12.95.

          Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network and satellite telemetry, tracking and control facilities.

          As of September 30, 2003, we had 149,612 subscribers. Subscriptions, including those currently in promotional periods and those which have been prepaid, and active SIRIUS radios under our agreement with Hertz, are included in our subscriber totals.

          Our primary source of revenue is subscription and activation fees. In addition, we derive revenues from selling advertising on our non-music streams.

2. Principles of Consolidation and Basis of Presentation

          The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and
Article 10 of Regulation S-X for interim financial reporting. All intercompany transactions have been eliminated in consolidation.

          In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003, have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. Our consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

3. Recent Financings; Recapitalization

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

          In March 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

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

               o we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. ("Apollo");

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

4. Summary of Significant Accounting Policies

     Revenue Recognition

          Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. We record an estimate of mail-in rebates that are paid by us directly to subscribers as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods estimates are adjusted when necessary.

          We recognize revenues from the sale of advertising on our non-music streams as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

     Stock-Based Compensation

          In accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-related award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense is recorded in the period in which the performance criteria are satisfied.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

          We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

          In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

          We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123:

                                                         For the Three Months    For the Nine Months
                                                         Ended September 30,     Ended September 30,
                                                        ---------------------   ---------------------
                                                           2003        2002       2003        2002
                                                        ---------   ---------   ---------   ---------
Net loss applicable to common stockholders--as
   reported..........................................   $(106,689)  $(119,675)  $(166,645)  $(334,402)
Non-cash stock compensation expense (benefit)--as
   reported..........................................       2,280         538       2,716      (7,995)
Stock-based compensation--pro forma..................      (8,748)     (7,839)    (22,067)    (25,275)
                                                        ---------   ---------   ---------   ---------
Net loss applicable to common stockholders--pro
   forma.............................................   $(113,157)  $(126,976)  $(185,996)  $(367,672)
                                                        =========   =========   =========   =========
Net loss per share applicable to common stockholders:
   Basic and diluted--as reported....................   $   (0.11)  $   (1.56)  $   (0.22)  $   (4.41)
   Basic and diluted--pro forma......................   $   (0.11)  $   (1.65)  $   (0.25)  $   (4.85)

          The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model ("Black-Scholes"). Black-Scholes has become the standard for estimating the fair value of traded options.

          Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and use significantly lower expected stock price volatility measures than those assumed below. It is our opinion that this model (and other similar option valuation models) does not produce a single reliable measure of the fair value of our stock-based awards. The pro forma stock-based employee compensation was estimated using Black-Scholes with the following assumptions for each period:

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,
                                     --------------------   -------------------
                                         2003   2002             2003     2002
                                         ----   ----          ---------   ----
Risk-free interest rate...........       2.84%  2.48%         0.91-2.84%  2.48%
Expected life of options--years...       5.88   4.75          4.89-5.87   4.75
Expected stock price volatility...        118%   110%           115-118%   110%
Expected dividend yield...........        N/A    N/A                N/A    N/A

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

     Net Loss Per Share

          Basic net loss per share is based on the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible preferred stock, convertible debt, warrants and stock options) were exercised or converted into common stock. Common stock equivalents of approximately 203,192,000 and 93,788,000 for the three and nine months ended September 30, 2003, respectively, and 16,038,000 and 16,050,000 for the three and nine months ended September 30, 2002, respectively, were not considered in the calculation of diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 as the effect would have been anti-dilutive.

     Marketable Securities

          Marketable securities consist of U.S. government notes and U.S. government agency obligations. Effective April 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because we no longer intend to actively buy and sell marketable securities with the objective of generating trading profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. Prior to April 2002, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. Marketable securities held at September 30, 2003 and December 31, 2002 mature within one year from the date of purchase. We had an unrealized holding loss on marketable securities of $14 as of September 30, 2003 and an unrealized holding gain of $913 as of December 31, 2002.

     Classification of Long-Term Debt and Accrued Interest

          In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," the current portion of long-term debt and accrued interest that was exchanged for shares of our common stock in March 2003 was classified as long-term liabilities as of December 31, 2002.

     Asset Retirement Obligation

          In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we recorded costs equal to the present value of the future obligation associated with the retirement of our terrestrial repeater equipment. These costs, which are included in other long-term liabilities, include an amount that we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition. The following table reconciles the beginning and ending aggregate carrying amount of this asset retirement obligation:

                                                                                     Asset
                                                                                   Retirement
                                                                                   Obligation
                                                                                   ----------
Balance, December 31, 2002......................................................      $ --
Present value of asset retirement obligation upon adoption of SFAS No. 143......       153
Accretion expense...............................................................        70
                                                                                      ----
Balance, September 30, 2003.....................................................      $223
                                                                                      ====

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

     Reclassifications

          Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our consolidated results of operations or financial position.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. This statement did not have an impact on our consolidated results of operations or financial position.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation did not have an impact on our consolidated results of operations or financial position.

5. Subscriber Revenue

          Subscriber revenue consists of subscription revenue, non-refundable activation revenue and the effects of mail-in rebate programs. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscriber revenue in the period the subscriber activates service. In subsequent periods estimates are adjusted when necessary. During the three months ended September 30, 2003, we decreased the estimated cost of a mail-in rebate program that ended during the third quarter of 2003, resulting in a $335 positive adjustment to subscriber revenue. Subscriber revenue consists of the following:

                                                            For the Three Months   For the Nine Months
                                                            Ended September 30,    Ended September 30,
                                                            --------------------   -------------------
                                                                2003    2002           2003     2002
                                                               ------   -----         ------   -----
Subscription revenue.....................................      $3,687   $ 259         $7,929   $ 310
Activation revenue.......................................         175       9            281      12
Effects of mail-in rebates...............................         335    (319)          (430)   (319)
                                                               ------   -----         ------   -----
   Total subscriber revenue, including effects of mail-in
      rebates............................................      $4,197   $ (51)        $7,780   $   3
                                                               ======   =====         ======   =====

6. Non-Cash Stock Compensation

          We record non-cash stock compensation expenses or benefits in connection with the grant of certain stock options and restricted stock units, and the issuance of common stock to employees and employee benefit plans. We recognized non-cash stock compensation expense of $2,280 and $2,716 for the three and nine months ended September 30, 2003, respectively. We recognized non-cash stock compensation expense of $538 and a non-cash stock compensation benefit of $7,995 for the three and nine months ended September 30, 2002, respectively.

          The non-cash stock compensation expense for the nine months ended September 30, 2003 includes a $314 benefit related to certain performance conditions of restricted stock issued to an employee that we anticipate

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

will not be satisfied. The non-cash stock compensation benefit for the nine months ended September 30, 2002 includes a non-cash stock compensation benefit of $9,717 related to options that were repriced in April 2001.

7. Supplemental Cash Flow Disclosures

          We paid $6,935 and $24,039 for interest during the nine months ended September 30, 2003 and 2002, respectively. The following represents non-cash operating, investing and financing activities:

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                         2003      2002
                                                                                       --------   -------
Supplemental non-cash operating activities:
   Common stock issued in satisfaction of accrued compensation..................       $     --   $ 1,720
Supplemental non-cash investing and financing activities:
   Capitalized interest.........................................................             --     5,426
   Common stock issued in exchange of 15% Senior Secured Discount Notes due
      2007, including accrued interest..........................................        145,067        --
   Common stock issued in exchange of 14 1/2% Senior Secured Notes due 2009,
      including accrued interest................................................        105,294        --
   Common stock issued in exchange of Lehman term loans, including accrued
      interest..................................................................         85,902        --
   Common stock issued in exchange of Loral term loans, including accrued
      interest..................................................................         41,865        --
   Common stock issued in exchange of 8 3/4% Convertible Subordinated Notes due
      2009, including accrued interest..........................................         24,355    39,300
   Common stock issued in exchange of 9.2% Series A and B Junior Cumulative
      Convertible Preferred Stock, including accrued dividends..................        304,847        --
   Common stock issued in exchange of 9.2% Series D Junior Cumulative
      Convertible Preferred Stock, including accrued dividends..................        283,785        --
   Warrants issued in exchange of 9.2% Series A, B and D Junior Cumulative
      Convertible Preferred Stock, including accrued dividends..................         30,731        --

8. Property and Equipment

     Subscriber Management System

          In April 2003, we terminated our agreement with Sentraliant, the company that developed and operated our previous subscriber management system. Pursuant to that agreement, we paid Sentraliant $5,000 to terminate our agreement, of which approximately $1,000 related to fees for operating the system through the date of termination. As a result of this termination, we recorded a non-cash charge of $14,465 related to the write-off of the net book value of our subscriber management system. These costs are included in customer service and billing in the accompanying consolidated statements of operations for the nine months ended September 30, 2003.

          In May 2003, we began using a replacement subscriber management system operated by IntegraTouch LLC. Our new system effectively manages our subscriber data, bills subscribers and interfaces with our conditional access system; however, portions of our new system have not yet been implemented, including certain billing, credit card and collections functions. We continue to evaluate the effectiveness of our new system, and continue to modify essential functions and implement enhancements to the system.

9. Long-Term Debt

Our long-term debt consists of the following:

                                                            As of          As of
                                                        September 30,   December 31,
                                                            2003            2002
                                                        -------------   ------------
15% Senior Secured Discount Notes due 2007...........      $ 29,200       $280,430
14 1/2% Senior Secured Notes due 2009................        27,492        179,382
3 1/2% Convertible Notes due 2008....................       201,250             --

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

8 3/4% Convertible Subordinated Notes due 2009.......         1,744         16,461
Lehman term loans....................................            --        144,084
Loral term loans.....................................            --         50,000
                                                           --------       --------
   Total long-term debt..............................      $259,686       $670,357
                                                           ========       ========

     Debt Restructuring

          In March 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman term loans, all of our Loral term loans and $435,689 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009. During the three months ended March 31, 2003, we recorded a gain of $256,538 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring. Refer to Note 3 for further information regarding our recapitalization.

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

     8 3/4% Convertible Subordinated Notes due 2009

          Our 8 3/4% Convertible Subordinated Notes mature on September 29, 2009. Cash interest is payable semi-annually on each March 29 and September 29, through September 29, 2009. Our 8 3/4% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

          We recorded a non-cash charge of $9,650 related to the issuance of 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest, during the nine months ended September 30, 2002, respectively. This non-cash charge of $9,650 is included in interest expense for the nine months ended September 30, 2002.

     14 1/2% Senior Secured Notes due 2009

          Our 14 1/2% Senior Secured Notes mature on May 15, 2009. Cash interest is payable semi-annually on each May 15 and November 15, through May 15, 2009. As of September 30, 2003, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 were outstanding. The aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 is reduced by $2,766, the unamortized portion of the fair market value of warrants issued in connection with these notes. The obligations under our 14 1/2% Senior Secured Notes due 2009 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

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

10. Stockholders' Equity

     Common Stock, par value $.001 per share

          In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $145,547.

          In March 2003, we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000; 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and 163,609,837 shares of our common stock to Oppenheimer for an aggregate of $150,000. We received net proceeds of $197,112 in connection with these sales.

          In March 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. We filed this amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2003.

     Stock-Based Compensation

          In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the "2003 Plan"), and on March 4, 2003 our stockholders approved this plan. As of September 30, 2003, approximately 110,787,000 shares of our common stock were available for grant under the 2003 Plan.

          The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees and consultants are eligible to receive awards under the 2003 Plan.

          The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan generally vest over three to five years from the date of grant and expire in ten years.

          During the third quarter of 2003, we granted a total of 43,607,250 nonqualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of these stock-based awards was less than the fair market value of the underlying shares of common stock at the date of grant, we recorded deferred compensation, a component of stockholders' equity, of $25,312 during the third quarter of 2003. Such deferred compensation will be amortized to non-cash stock compensation expense over the vesting period. Approximately 44% of these options vest ratably over three years, 22% vest in July 2008 with acceleration to March 2004 if performance criteria are satisfied in 2003 and 34% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004.

          We also granted 15,735,000 restricted stock units to certain employees during the third quarter of 2003. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied in 2005. We recorded deferred compensation of $25,491 during the third quarter of 2003 in connection with these restricted stock units, which will be amortized to non-cash stock compensation expense over the vesting period.

     Preferred Stock

          In March 2003, we issued 39,927,796 shares of our common stock to Apollo in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock, and 37,065,069 shares of our common stock to Blackstone in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock, including, in each case, accrued dividends. During the three months ended March 31, 2003, we recorded a deemed dividend of $79,510 as a result of the exchange transactions. Refer to Note 3 for further information regarding our recapitalization.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) (Dollar amounts in thousands, unless otherwise stated)
                                   (Unaudited)

     Warrants

          We issued warrants to purchase 45,416,690 shares of our common stock in exchange for all our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. Warrants to purchase 27,250,013 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on March 7, 2005.

          We issued warrants to purchase 42,160,424 shares of our common stock in exchange for all our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on September 7, 2004.

11.  Commitments and Contingencies

          The following table summarizes our contractual commitments as of September 30, 2003:

                                   2003      2004      2005      2006      2007    Thereafter    Total
                                 -------   -------   -------   -------   -------   ----------   --------
Operating leases .............   $ 7,764   $ 8,066   $ 7,302   $ 6,393   $ 6,181    $36,243     $ 71,949
Satellite and transmission ...       573     2,291     2,291     2,291     2,291     18,328       28,065
Programming and content ......     1,423    28,013    30,954    21,507     1,002         --       82,899
Customer service and billing..     1,095     1,440     1,440       360        --         --        4,335
Sales and marketing ..........    22,903    23,023    11,057     6,216     4,500         --       67,699
Chip set development and
   production ................     4,800    14,400        --        --        --         --       19,200
                                 -------   -------   -------   -------   -------    -------     --------
Contractual commitments ......   $38,558   $77,233   $53,044   $36,767   $13,974    $54,571     $274,147
                                 =======   =======   =======   =======   =======    =======     ========

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

Customer Service and Billing

          We have entered into agreements with third parties to provide customer service, billing and subscriber management.

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

Joint Development Agreement

          Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the three and nine months ended September 30, 2003, we incurred costs of $48 and $117, respectively, under this agreement. We did not incur any costs associated with the joint development agreement during the three and nine months ended September 30, 2002. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

          We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components. In addition, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

12.  Subsequent Event

          On November 5, 2003, Blackstone exercised 21,027,512 warrants, each with an exercise price of $1.04 per share, through a cashless exercise. In connection with this exercise, we will issue 11,531,805 shares of our common stock to Blackstone.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

               o our competitive position; XM Satellite Radio, the other satellite radio service provider in the United States, has substantially more subscribers than us and may have certain competitive advantages;

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

Overview

          We broadcast over 100 streams of digital-quality entertainment: 60 streams of 100% commercial-free music and over 40 streams of sports, news, and entertainment programming for a monthly subscription fee of $12.95. We hold one of only two licenses issued by the FCC to operate a national satellite radio system.

          As of September 30, 2003, we had 149,612 subscribers. The following chart contains a breakdown of our subscribers as of:

                          December 31,   March 31,   June 30,   September 30,
                              2002         2003        2003         2003
                          ---------------------------------------------------
Retail                       26,203       51,969       77,713      110,821
OEM and Special Markets       1,800        4,252        7,630       15,358
Hertz                         1,944       11,838       19,843       23,433
                          ---------------------------------------------------
   Total Subscribers         29,947       68,059      105,186      149,612

          Subscriptions, including those currently in promotional periods and those which have been prepaid, and active SIRIUS radios under our agreement with Hertz, are included in our subscriber totals.

          We derive revenue from:

               o subscription fees, including revenue derived from our agreement with Hertz;

               o    activation fees collected from our subscribers; and

               o    advertising on our non-music streams.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

          Total Revenue. Total revenue increased to $4,258 from $17 for the three months ended September 30, 2003 and 2002, respectively. Total revenue for the three months ended September 30, 2003 included subscriber revenue of $4,197, consisting of subscription and non-refundable activation fees, net advertising revenue of $39 and revenue from other sources of $22. Total revenue for the three months ended September 30, 2002 included negative subscriber revenue of $51, net advertising revenue of $62 and revenue from other sources of $6.

          Subscriber Revenue. The increase in subscriber revenue of $4,248 was attributable to the growth of subscribers to our service. We added 44,426 net new subscribers during the three months ended September 30, 2003 and had 149,612 subscribers as of September 30, 2003. We added 8,474 net new subscribers during the three months ended September 30, 2002 and had 11,821 subscribers as of September 30, 2002. Subscriber revenue for the three months ended September 30, 2003 included subscription revenue of $3,687, activation revenue of $175 and a $335 positive adjustment to subscriber revenue to decrease the estimated cost of a mail-in rebate program that ended during the third quarter of 2003. Subscriber revenue for the three months ended September 30, 2002 included subscription revenue of $259 and activation revenue of $9, which was offset by $319 of costs associated with mail-in rebate programs. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods estimates are adjusted when necessary. Future subscription revenue will be dependent upon, among other things, the growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

               Average monthly revenue per subscriber, or ARPU. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period. ARPU for the three months ended September 30, 2003 was $11.20. This amount included the effects of mail-in rebate programs of $0.89 and the effects of Hertz subscribers of $(1.78). The effects of mail-in rebates had a positive impact to ARPU for the three months ended September 30, 2003 due to a $335 positive adjustment to decrease our estimate of mail-in rebates for the period. The Hertz program generated $2.12 per subscriber for the three months ended September 30, 2003, resulting in dilution to ARPU. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs, and the identification of additional revenue streams from subscribers.

               Set forth below is a chart showing the calculation of ARPU and the average revenue per Hertz subscriber for the three months ended September 30, 2003:

             Average revenue per subscriber                              $12.09
             Effects of Hertz subscribers                                 (1.78)
                                                                         ------
             ARPU before effects of rebates                               10.31

             Effects of rebate programs                                    0.89
                                                                         ------
             Reported ARPU                                               $11.20

             Average revenue per Hertz subscriber                        $ 2.12

          Advertising Revenue. Advertising revenue, net of agency fees of $5, was $39 for the three months ended September 30, 2003. Advertising revenue, net of agency fees of $11, was $62 for the three months ended September 30, 2002. We recognize advertising revenue from the sale of advertising on our non-music streams as it is broadcast. Sales of advertising inventory were higher for the three months ended September 30, 2002 due to higher demand as a result of the introduction of our service during 2002.

          Satellite and Transmission. Satellite and transmission expenses decreased to $7,986 for the three months ended September 30, 2003 from $8,140 for the three months ended September 30, 2002. Satellite and transmission expenses consist primarily of personnel costs, in-orbit satellite insurance expense and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The decrease in satellite and transmission expense was primarily attributable to decreased in-orbit satellite insurance expense as a result of reduced insurance coverage. We currently have $110,000 of insurance for each of our satellites in the event of a total or constructive total loss. We expect that a significant portion of our satellite and transmission costs will remain relatively constant, and that increases or decreases in satellite and transmission costs will be due to costs of insuring our in-orbit satellites and modest additions to our terrestrial repeater network.

          Programming and Content. Programming and content expenses increased to $7,498 for the three months ended September 30, 2003 from $4,199 for the three months ended September 30, 2002. Programming and content expenses include costs to acquire programming from third parties, on-air talent costs, broadcast royalties and programming personnel costs. The increase in costs was primarily attributable to broadcast royalties and the costs of acquiring additional talk programming.

               Acquired programming. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees and purchase advertising on media properties owned or controlled by the licensor. In addition, certain agreements include guaranteed obligations which we recognize on a straight-line basis over the term of the applicable agreement. Advertising revenue share is expensed as the associated revenue is recognized; license fees are expensed as the programming is aired; and purchased advertising is recorded as a sales and marketing expense when the advertising is aired.

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

          Customer Service and Billing. Customer service and billing costs increased to $2,236 for the three months ended September 30, 2003 from $1,855 for the three months ended September 30, 2002. Customer service and billing costs include costs associated with the operation of our customer service center and subscriber management system. The increase in costs during the 2003 quarter was due to an increase in the number of representatives at our customer service center which was offset by a decrease in the cost to operate our subscriber management system.

          Sales and Marketing. Sales and marketing expenses decreased to $27,152 for the three months ended September 30, 2003 from $27,953 for the three months ended September 30, 2002. Sales and marketing expenses include costs related to sales and marketing personnel, advertising media and production activities, sponsorships and payments to reimburse retailers, distributors and automakers for marketing and promotional activities.

               Advertising Media and Production. These costs include promotional events, media, advertising production and market research. Media is expensed when it is aired and advertising production costs are expensed as incurred.

               Retail and Distribution. These costs include advertising, residuals, market development funds and in-store merchandising. Advertising is expensed as incurred. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer and are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated.

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

          We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and promotional activities.

          Subscriber Acquisition Costs. Subscriber acquisition costs increased to $25,887 for the three months ended September 30, 2003 from $5,361 for the three months ended September 30, 2002. Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers, automakers, retailers and payments to Agere for chip set production. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber, since we currently pay our subsidies upon shipment, not activation, of SIRIUS radios. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

          The increase in subscriber acquisition costs is attributable to: higher shipments of SIRIUS radios to support sales in the period and an increase in retail inventory for anticipated fourth quarter sales; an increase in chip set subsidies as a result of purchase commitments under our contract with Agere which were not required to support third quarter sales; and the effect of introductory promotional activities. In addition to chip set subsidies included in subscriber acquisition costs during the three months ended September 30, 2003, approximately $3,050 of chip sets that have been delivered to us by Agere under our contract, but have not yet been shipped to radio manufacturers, are included under other current assets on our Consolidated Balance Sheets as of September 30, 2003.

          Subscriber acquisition costs per gross activation, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber acquisition costs over the number of gross activations for the period. Total subscriber acquisition costs per gross activation for the three months ended September 30, 2003 was $522. Of this amount, approximately $197 per gross activation results from our contract with Agere and approximately $127 per gross activation represents introductory promotional activities. Subscriber acquisition costs per gross activation, net of these two items, was approximately $198 per gross activation for the three months ended September 30, 2003.

          We expect total subscriber acquisition costs to increase in the future as we continue to offer subsidies, commissions and other incentives to acquire subscribers. We anticipate that the costs of certain subsidized components of SIRIUS radios will decrease as manufacturers experience economies of scale in production and we secure additional manufacturers of these components.

          General and Administrative. General and administrative expenses decreased to $7,156 for the three months ended September 30, 2003 from $8,121 for the three months ended September 30, 2002. General and administrative expenses include rent and occupancy, accounting, legal and public relations costs and costs of general and administrative personnel. The decrease was a result of a $924 loss on disposal of assets associated with the termination of non-essential office space during the three months ended September 30, 2002.

          Research and Development. Research and development costs increased to $3,884 for the three months ended September 30, 2003 from $2,561 for the three months ended September 30, 2002. Research and development costs include personnel costs and costs to develop our next generation chip sets and new products. The increase related to additional development work associated with future generations of chip sets.

               Chip Set Development. We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement. The agreement requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production, respectively.

          Depreciation Expense. Depreciation expense increased to $23,666 for the three months ended September 30, 2003 from $23,011 for the three months ended September 30, 2002. We expect depreciation expense to remain relatively constant as our satellite radio system is complete.

          Non-Cash Stock Compensation. We recognized non-cash stock compensation expense of $2,280 and $538 for the three months ended September 30, 2003 and 2002, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options and restricted stock units and the issuance of our common stock to employees and employee benefit plans. The increase is a result of the issuance of approximately 59 million stock-based awards, which includes a combination of stock options with an exercise price of $1.04 per share and restricted stock units, to employees. Future non-cash stock compensation is contingent upon a number of factors, including the price of our common stock and the vesting date of these stock options and restricted stock units, and could materially change.

          Interest and Investment Income. Interest and investment income increased to $1,341 for the three months ended September 30, 2003 from $1,013 for the three months ended September 30, 2002. This increase was attributable to a higher average balance of cash, cash equivalents and marketable securities during the three months ended September 30, 2003.

          Interest Expense. Interest expense decreased to $4,543 for the three months ended September 30, 2003 from $25,603, net of amounts capitalized of $5,426, for the three months ended September 30, 2002. The decrease in interest expense was a result of the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

          Total Revenue. Total revenue increased to $7,922 from $120 for the nine months ended September 30, 2003 and 2002, respectively. Total revenue for the nine months ended September 30, 2003 included subscriber revenue of $7,780, consisting of subscription and non-refundable activation fees, net advertising revenue of $83 and revenue from other sources of $59. Total revenue for the nine months ended September 30, 2002 included subscriber revenue of $3, net advertising revenue of $111 and revenue from other sources of $6.

          Subscriber Revenue. The increase in subscriber revenue of $7,777 was attributable to the growth of subscribers to our service. We added 119,665 net new subscribers during the nine months ended September 30, 2003 and had 149,612 subscribers as of September 30, 2003. We added 11,821 net new subscribers during the nine months ended September 30, 2002 and had 11,821 subscribers as of September 30, 2002. Subscriber revenue for the nine months ended September 30, 2003 included subscription revenue of $7,929 and activation revenue of $281, which was offset by $430 of costs associated with mail-in rebate programs. Subscriber revenue for the nine months ended September 30, 2002 included subscription revenue of $310 and activation revenue of $12, which was offset by $319 of costs associated with mail-in rebate programs.

               Average monthly revenue per subscriber, or ARPU. ARPU for the nine months ended September 30, 2003 was $10.01. This amount included the effects of mail-in rebate programs of $(0.55) and the effects of Hertz subscribers of $(1.52). The Hertz program generated $3.39 per subscriber for the nine months ended September 30, 2003, resulting in dilution to ARPU.

               Set forth below is a chart showing the calculation of ARPU and the average revenue per Hertz subscriber for the nine months ended September 30, 2003:

             Average revenue per subscriber                              $12.08
             Effects of Hertz subscribers                                 (1.52)
                                                                         ------
             ARPU before effects of rebates                               10.56

             Effects of rebate programs                                   (0.55)
                                                                         ------
             Reported ARPU                                               $10.01

             Average revenue per Hertz subscriber                        $ 3.39

          Advertising Revenue. Advertising revenue, net of agency fees of $13, was $83 for the nine months ended September 30, 2003. Advertising revenue, net of agency fees of $19, was $111 for the nine months ended September 30, 2002. Sales of advertising inventory were higher for the nine months ended September 30, 2002 due to higher demand as a result of the introduction of our service during that period.

          Satellite and Transmission. Satellite and transmission expenses decreased to $23,541 for the nine months ended September 30, 2003 from $25,347 for the nine months ended September 30, 2002. The decrease in satellite and transmission expense was primarily attributable to decreased in-orbit satellite insurance expense as a result of reduced insurance coverage.

          Programming and Content. Programming and content expenses increased to $21,711 for the nine months ended September 30, 2003 from $12,107 for the nine months ended September 30, 2002. The increase in costs was primarily attributable to broadcast royalties, on-air talent costs and costs of acquiring additional talk programming.

          Customer Service and Billing. Customer service and billing costs increased to $20,758 for the nine months ended September 30, 2003 from $5,579 for the nine months ended September 30, 2002. The increase in costs during the period was due to a $14,465 loss on the disposal of our prior subscriber management system as a result of the termination of our agreement with Sentraliant and an increase in the number of representatives at our customer service center.

               In May 2003, we began using a replacement subscriber management system operated by IntegraTouch LLC. Our new system effectively manages our subscriber data, bills subscribers and interfaces with our conditional access system; however, portions of our new system have not yet been implemented, including certain billing, credit card and collections functions. We continue to evaluate the effectiveness of our new system, and continue to modify essential functions and implement enhancements to the system.

          Sales and Marketing. Sales and marketing expenses increased to $90,870 for the nine months ended September 30, 2003 from $64,223 for the nine months ended September 30, 2002. Sales and marketing expenses increased due to the launch of our national advertising campaign, certain marketing activities by automakers and radio manufacturers and sponsorship activities.

          Subscriber Acquisition Costs. Subscriber acquisition costs increased to $47,025 for the nine months ended September 30, 2003 from $15,651 for the nine months ended September 30, 2002. The increase in subscriber acquisition costs is attributable to hardware subsidies on SIRIUS radios as a result of the increase in gross activations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. In addition, during the third quarter of 2003 we recorded additional hardware subsidies on SIRIUS radios shipped to distribution channels, including retailers, in advance of the holiday selling season. Chip set subsidies also increased as a result of purchase commitments under our contract with Agere, which were not required to support third quarter sales. The remaining increase in subscriber acquisition costs is attributable to the effect of introductory promotional activities that were offered during 2003. Total subscriber acquisition costs per gross activation for the nine months ended September 30, 2003 was $362.

          General and Administrative. General and administrative expenses increased to $28,714 for the nine months ended September 30, 2003 from $24,249 for the nine months ended September 30, 2002. The increase was a result of costs to terminate our agreement with Sentraliant, increased corporate insurance premiums offset by reduced rent and occupancy costs and a loss on disposal of assets as a result of the termination of non-essential office space during the 2002 period.

          Research and Development. Research and development costs decreased to $13,771 for the nine months ended September 30, 2003 from $23,699 for the nine months ended September 30, 2002. The decrease related primarily to a payment of $8,134 to Panasonic in the second quarter of 2002, which released us from a purchase commitment and reduced the factory price of SIRIUS radios.

          Depreciation Expense. Depreciation expense increased to $71,229 for the nine months ended September 30, 2003 from $59,591 for the nine months ended September 30, 2002. The increase was due to a full period of depreciation of our satellite radio system, which began in February 2002.

          Non-Cash Stock Compensation. We recognized non-cash stock compensation expense of $2,716 and a non-cash stock compensation benefit of $7,995 for the nine months ended September 30, 2003 and 2002, respectively. The non-cash stock compensation expense of $2,716 for the nine months ended September 30, 2003 includes costs associated with the issuance of approximately 59 million stock-based awards to employees offset by a $314 benefit related to certain performance conditions of restricted stock that we anticipate will not be satisfied. The non-cash stock compensation benefit for the nine months ended September 30, 2002 was principally a result of a $9,717 benefit related to the repricing of certain employee stock options in April 2001.

          Debt Restructuring. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt in March 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3/4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. The loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

          Interest and Investment Income. Interest and investment income decreased to $4,011 for the nine months ended September 30, 2003 from $4,530 for the nine months ended September 30, 2002. This decrease was attributable to lower returns on our investments in U.S. government securities during the 2003 period, offset by a higher average balance of cash, cash equivalents and marketable securities during the 2003 period.

          Interest Expense. Interest expense decreased to $26,573 for the nine months ended September 30, 2003 from $80,689, net of amounts capitalized of $5,426, for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2002 included non-cash costs of $9,650 associated with the induced conversion of $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009. The decrease in interest expense is a result of the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003.

Liquidity and Capital Resources

          As of September 30, 2003, we had cash, cash equivalents and marketable securities totaling $479,111 and working capital of $439,267, compared with cash, cash equivalents and marketable securities totaling $173,702 and working capital of $151,289 as of December 31, 2002.

          Net cash used in operating activities decreased to $210,737 from $258,587 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash used in operations was primarily attributable to the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $209,553 for the nine months ended September 30, 2003 from $182,430 for the nine months ended September 30, 2002. This increase was primarily due to the cost of our advertising, the costs of acquiring subscribers and the cost of producing our music and non-music streams.

          Net cash provided by investing activities for the nine months ended September 30, 2003 decreased to $110,795 from $173,830 for the nine months ended September 30, 2002. The change from the prior period was principally due to a change in the classification of our marketable securities from trading securities to available-for-sale securities during the second quarter of 2002. Excluding purchases and maturities of marketable securities and maturities of restricted investments, cash used in investing activities decreased to $14,379 from $37,274 for the nine months ended September 30, 2003 and 2002, respectively. This decrease was a result of a reduction in capital expenditures as we substantially completed the construction of our satellite radio system during 2002.

          Net cash provided by financing activities was $532,075 and $143,997 for the nine months ended September 30, 2003 and 2002, respectively. During 2003, we sold 211,730,379 and 86,250,000 shares of common stock resulting in net proceeds of $197,112 and $145,547, respectively. In addition, we issued $201,250 in principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224, and incurred costs associated with our debt restructuring of $4,737. During the nine months ended September 30, 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500.

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

          Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties, including the length of time and level of costs necessary to obtain the number of subscribers required to sustain our operations. As of September 30, 2003, we had 149,612 subscribers. We currently expect that we will need approximately two million subscribers before we achieve cash flow breakeven which we estimate to be in the second quarter of 2005.

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

          In March 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions:

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

               o we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo;

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

2003 Long-Term Incentive Plan

          In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the "2003 Plan"), and on March 4, 2003 our stockholders approved this plan. As of September 30, 2003, approximately 110,787,000 shares of our common stock were available for grant under the 2003 Plan.

          The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees and consultants are eligible to receive awards under the 2003 Plan.

          The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan generally vest over three to five years from the date of grant and expire in ten years.

          During the third quarter of 2003, we granted a total of 43,607,250 nonqualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of these stock-based awards was less than the fair market value of the underlying shares of common stock at the date of grant, we recorded deferred compensation, a component of stockholders' equity, of $25,312 during the third quarter of 2003. Such deferred compensation will be amortized to non-cash stock compensation expense over the vesting period. Approximately 44% of these options vest ratably over three years, 22% vest in July 2008 with acceleration to March 2004 if performance criteria are satisfied in 2003 and 34% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004.

          We also granted 15,735,000 restricted stock units to certain employees during the third quarter of 2003. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied in 2005. We recorded deferred compensation of $25,491 during the third quarter of 2003 in connection with these restricted stock units, which will be amortized to non-cash stock compensation expense over the vesting period.

          In accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-related award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense is recorded in the period in which the performance criteria are satisfied.

Contractual Commitments

          The following table summarizes our expected contractual commitments as of September 30, 2003:

                                    2003      2004      2005      2006      2007    Thereafter    Total
                                  -------   -------   -------   -------   -------   ----------   --------
Long-term debt obligations ....   $ 8,025   $15,964   $15,964   $15,964   $45,164    $249,376    $350,457
Operating leases ..............     7,764     8,066     7,302     6,393     6,181      36,243      71,949

Satellite and transmission ....       573     2,291     2,291     2,291     2,291      18,328      28,065
Programming and content .......     1,423    28,013    30,954    21,507     1,002          --      82,899
Customer service and billing ..     1,095     1,440     1,440       360        --          --       4,335
Sales and marketing ...........    22,903    23,023    11,057     6,216     4,500          --      67,699
Chip set development and
   production .................     4,800    14,400        --        --        --          --      19,200
                                  -------   -------   -------   -------   -------    --------    --------
Contractual commitments .......   $46,583   $93,197   $69,008   $52,731   $59,138    $303,947    $624,604
                                  =======   =======   =======   =======   =======    ========    ========

Long-Term Debt Obligations

          Long-term debt obligations include principal and interest payments. As of September 30, 2003, we had $262,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

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

Customer Service and Billing

          We have entered into agreements with third parties to provide customer service, billing and subscriber management.

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

Joint Development Agreement

          Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the three and nine months ended September 30, 2003, we incurred costs of $48 and $117, respectively, under this agreement. We did not incur any costs associated with the joint development agreement during the three and nine months ended September 30, 2002. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

          We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components. In addition to the contractual commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

Critical Accounting Policies and Estimates

          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

     Subscription Revenue Recognition

          Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscription revenue in the period the subscriber activates our service.

     Stock-Based Compensation

          In accordance with APB Opinion No. 25 we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are met and the vesting of stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense is recorded in the period in which the options and/or restricted stock units accelerate.

          We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

          In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

     Subscriber Acquisition Costs

          Subscriber acquisition costs include incentives for the purchase, installation and activation of SIRIUS radios, as well as subsidies paid to radio manufacturers, retailers and payments to Agere for chip set production. Certain subscriber acquisition costs are recorded in advance of acquiring a subscriber, since we currently pay subsidies upon shipment, not activation, of SIRIUS radios. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios, revenue sharing payments to manufacturers of SIRIUS radios and guaranteed payments to automakers. Subscriber acquisition costs are expensed as incurred. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

          We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement. We pay Agere fixed monthly payments under this agreement. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production, respectively. Costs allocated to chip set production are expensed as subscriber acquisition costs when the chip sets are shipped to manufacturers.

     Marketable Securities

          Marketable securities consist of U.S. government agency obligations. Effective April 1, 2002, marketable securities were classified as available-for-sale securities because we no longer intend to buy and sell marketable securities with the objective of generating profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. In prior periods, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings.

     Long-Lived Assets

          We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

     Useful Life of Satellite System

          Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage on April 19, 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years.

     FCC License

          We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we completed an impairment analysis of our FCC license on November 1, 2002, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

     Accrued Expenses

          Payments owed to our manufacturing and distribution partners and other service providers are expensed during the month in which the applicable service is performed. The amount of these expenses is dependent upon information provided by our internal systems and processes and partner systems and processes. Due to the length of time necessary to receive accurate information from these partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the time requirements, and close working relationships with our partners.

Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our consolidated results of operations or financial position.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. This statement did not have an impact on our consolidated results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation did not have an impact on our consolidated results of operations or financial position.

Item 4. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to September 30, 2003.

                                     Part II

                               Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     See Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

          On July 30, 2003, we filed a Current Report on Form 8-K to report that our board of directors had extended the expiration date of the rights issued under the Rights Agreement between The Bank of New York and ourselves from August 1, 2003 to January 15, 2004.

          On August 6, 2003, we filed a Current Report on Form 8-K to report our financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIRIUS SATELLITE RADIO INC.


                                       By: /s/ DAVID J. FREAR
                                           -------------------------------------
                                           David J. Frear
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

November 6, 2003

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

4.13 Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit
          4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

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

*10.4 Employment Agreement, dated as of November 26, 2001, between the Company and Joseph P. Clayton (incorporated by reference to Exhibit
          10.6 to the 2001 Form 10-K).

*10.5 Amended and Restated Employment Agreement, dated as of October 20, 2003, between the Company and Guy D. Johnson (filed herewith).

*10.6 Employment Agreement, dated as of May 3, 2002, between the Company and Mary Patricia Ryan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

*10.7 Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2003).

*10.8 Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2001).

*10.9 1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

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

Exhibit                                  Description
-------                                  -----------

*10.13 Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit
          10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

'D'10.14 Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to
          Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1 Certificate of Joseph P. Clayton, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certificate of Joseph P. Clayton, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


-----------------

* This document has been identified as a management contract or compensatory plan or arrangement.

'D' Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.



                        STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as................................   'D'