Form 10-K
period 2003-12-31
SIRIUS SATELLITE RADIO INC
filed 2004-03-12
CIK 908937

________________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-24710
                              -------------------
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

    On March 5, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's common stock on such date, was $2,723,909,711.

    The number of shares of the Registrant's common stock outstanding as of March 5, 2004 was 1,230,757,540.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Information included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.
________________________________________________________________________________

                          SIRIUS SATELLITE RADIO INC.
                          2003 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

ITEM NO.                          DESCRIPTION                           PAGE
--------                          -----------                           ----
                                     PART I

Item 1.   Business....................................................    2
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   24
Item 6.   Selected Consolidated Financial Data........................   24
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   25
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risks.....................................................   42
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   42
Item 9A.  Controls and Procedure......................................   42

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   42
Item 11.  Executive Compensation......................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................   43
Item 13.  Certain Relationships and Related Transactions..............   43
Item 14.  Principal Accountant Fees and Services......................   43

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   43
          Signatures

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

            our competitive position versus XM Satellite Radio, the other satellite radio service provider in the United States, which has substantially more subscribers than us and may have certain competitive advantages;

            our dependence upon third parties to manufacture, distribute, market and sell SIRIUS radios and components for those radios;

            the unproven market for our service; and

            the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and may not be covered by insurance.

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

ITEM 1. BUSINESS

    We are a provider of satellite radio service, currently offering over 100 streams -- 61 streams of commercial-free music and over 40 streams of news, sports, talk, entertainment, traffic, weather and children's programming -- to subscribers throughout the continental United States.

    Our 61 original streams of commercial-free music are produced at our national broadcast studio in New York City and cover virtually every genre of music. Our non-music streams include programming from CNN, ESPN, NPR, FOX News, The Weather Channel and traffic for America's top 20 markets from Westwood One, a leading provider of traffic reports. We are also the leading satellite radio provider of live sports programming, featuring up to 40 National Hockey League and National Basketball Association games each week, and have agreed to broadcast all National Football League games and become the Official Satellite Radio Partner of the NFL.

    Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either a monthly or annual basis. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios. As of December 31, 2003, we had 261,061 subscribers.

    To receive our service, subscribers use SIRIUS radios, which are sold by automakers, mobile audio dealers and other retailers. Currently, the majority of our subscribers purchase their SIRIUS radios at Best Buy, Circuit City and other national, regional and local retailers. SIRIUS radios are currently offered under brands such as Kenwood, JVC, Audiovox and Clarion at over 6,500 retail locations. In addition, we recently announced agreements for SIRIUS radios to be sold in over 7,000 RadioShack stores nationwide and by EchoStar's DISH Network, which has over nine million satellite television subscribers across America.

    We expect an increasing number of subscribers to be generated through our relationships with car companies. SIRIUS radios are currently offered as an option in over fifty car models. We have exclusive agreements with DaimlerChrysler, Ford and BMW to offer SIRIUS radios as factory or dealer-installed equipment in Chrysler, Dodge, Jeep, Mercedes, Ford, Lincoln, Mercury, Volvo, Mazda, Jaguar, Land Rover, BMW and MINI vehicles and Freightliner and Sterling heavy trucks. We also have relationships with Nissan, Infiniti, Volkswagen and Audi to offer SIRIUS radios as factory or dealer-installed equipment in their vehicles. In addition, we recently announced agreements with United Auto Group and Penske Automotive Group, which together operate 144 auto dealerships across the United States, to order and sell vehicles equipped with SIRIUS radios and subscriptions to our service. SIRIUS radios are also offered to renters of Hertz vehicles at 53 airport locations.

PROGRAMMING

    We currently program 61 streams of 100% commercial-free music under our SIRIUS brand and over 40 streams of news, sports, talk, entertainment, traffic, weather and children's programming. We believe that the heart of our enterprise is programming, and are committed to creating a unique and compelling entertainment experience for our subscribers. During 2003, we focused on enhancing our programming staff, refining our music formats, creating new entertainment streams, and acquiring quality sports and entertainment content. Our programming is dynamic and fluid, with changes designed to both attract new subscribers and satisfy the desires of our existing subscribers.

    Music Streams. We design and originate the programming on each of our 61 streams of 100% commercial-free music. Each stream is operated as an individual radio station, with a distinct format and branding. Our line-up currently consists of:

    POP
     Sirius Hits-1 // Top 40 Hits
     Starlite // Lite Pop
     Sirius Love // Love Songs
     Movin' Easy // Easy Listening
     Sirius Gold // The Best of the `50s
     `60s Vibrations // The Best of the `60s
     Totally `70s // The Best of the `70s
     Big `80s // The Best of the `80s
     The Pulse // `90s and Now
     The Bridge // Mellow Rock
     Kids Stuff // Kids
     Spirit // Christian Hits

    ROCK
     Classic Vinyl // Early Classic Rock
     (`60s-mid `70s)
     Classic Rewind // Later Classic Rock
     (Late `70s and on)
     The Vault // Deeper Classic Rock
     JamON // Jam Bands
     The Spectrum // Adult Album Alternative
     Buzzsaw // Classic Hard Rock
     Octane// Pure Rock
     Alt Nation // Alternative Rock
     First Wave // Classic Alternative
     Hair Nation // `80s Hair Bands
     Sirius Disorder // Eclectic/Free Form
     Left of Center // New/College Rock
     Hard Attack // Heavy Metal
     Faction // Hard Rock, Hip-Hop, Punk mix
     Reggae Rhythms // Reggae
     Sirius Blues // Blues

    COUNTRY
     New Country // Today's Country Hits
     Prime Country // `80s and `90s Country Hits
     Road House // Classic Country
     The Border // Alternative Country
     Bluegrass // Bluegrass
     Folk Town // Folk

    HIP HOP
     Hip-Hop Nation // New, Raw
     and Uncut Hip-Hop
     Wax // Hip-Hop mixes, remixes, freestyles
     Back Spin // Old Skool Rap
     Street Beat // New Hip-Hop Hits

    R & B/URBAN
     Hot Jamz // Hip Hop and R&B Hits
     Heart & Soul // R&B Hits
     Slow Jamz // Soul Ballads
     Soul Revue // Classic Soul and Motown
     Praise // Gospel

    DANCE/ELECTRONIC
     Remix // Non-Stop Club Mix
     Planet Dance // Mainstream Dance
     Chill // Smooth Electronic
     The Beat // Dance Hits
     The Strobe // Disco

    JAZZ/STANDARDS
     Planet Jazz // Contemporary Jazz
     Jazz Cafe // Smooth Jazz
     Pure Jazz // Classic Jazz
     Swing Street // Swing
     Standard Time // Standards
     Broadway's Best // Show Music

    CLASSICAL
     Symphony Hall // Symphonic and Chamber
     Classical Voices // Classical Voices
     Sirius Pops // Classical Pops

    LATIN AND WORLD
     Universo Latino // Latin Pop Mix
     Mexicana // Mexicana
     Tropical // Carribean Dance Music
     Horizons // World Music

    We have assembled an extensive music library consisting of a deep range of recorded music in each genre, which is updated with new recordings as they are released. Our music library also includes exclusive original recordings made by artists who visit our studios. Our music programmers and on-air personalities have been recruited from the broadcasting and entertainment industries to manage and host our music streams.

    In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works, or songs, and holders of copyrights in sound recordings -- records, cassettes, compact discs or audio files.

    Musical works rights holders, generally songwriters and music publishers, are represented by performing rights societies such as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have entered into license agreements with ASCAP and SESAC to pay royalties for our public performances of musical works. We have begun discussions with BMI regarding a similar license and hope to execute a reasonable agreement with BMI during 2004. If we are unable to reach an agreement with BMI, a royalty rate may ultimately be established through litigation.

    Sound recording rights holders, typically large record companies, are primarily represented by Sound Exchange collective, formerly a division of the Recording Industry Association of America, or the RIAA, which negotiates licenses and collects and distributes royalties. In March 2003, we entered into an agreement with the RIAA which expires at the end of 2006 to pay royalties for our public performances of sound recordings.

    News, Sports, Entertainment and Other Streams. In addition to our music streams, we offer over 40 streams of news, sports, talk, entertainment, traffic, weather and children's programming, most of which include limited commercial advertising. Our line-up currently consists of:

    SPORTS
     NFL
     NBA
     NHL
     ESPN Radio
     ESPNEWS
     Sports Byline USA
     Sirius Sports Action
     Radio Deportivo

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

    ENTERTAINMENT
     Radio Disney
     Our Time // Talk for Women
     SIRIUS Trucking Network
     WSM Entertainment
     RadioClassics
     Court TV, Plus
     SIRIUS Entertainment
     E! Entertainment Radio
     A&E Satellite Radio
     Discovery Channel Radio
     La Red Hispana
     Radio Catolica Mundial
     EWTN Global Catholic Network
     The Word Network
     Wisdom Radio
     SIRIUS Right
     SIRIUS Left
     SIRIUS Talk Central
     Cracked Up Comedy // Comedy for the Family
     The Raw Dog // Comedy Uncensored
     OutQ // Gay & Lesbian Talk
     Preview Channel

    We expect live play-by-play sports to be an important part of our programming strategy. During 2003, we entered into agreements with the National Football League, the National Basketball Association and the National Hockey League.

    In December 2003, we announced a seven-year agreement with the National Football League to transmit NFL games live. During the NFL's 2004 season, we will carry the entire regular season, as well as select pre-season contests and playoff games. Beginning with the 2005 NFL season, we also will carry the conference championships and the Super Bowl. In most cases, we plan to carry both the home and visiting team game broadcasts. In addition, we will create 'The NFL Satellite Radio Network,' an around-the-clock exclusive stream of NFL content for our subscribers. We have also become the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL 'shield' logo and collective NFL team trademarks. NFL games and the NFL Satellite Radio Network will be offered as part of our standard programming package.

    Since February 2003, we have transmitted live play-by-play broadcasts of up to 40 National Basketball Association games each week, including the NBA playoffs and finals, as part of our standard programming package.

    Starting in October 2003, we began to transmit live play-by-play broadcasts of up to 40 National Hockey League games each week, and will also transmit the Stanley Cup playoffs and Finals, as part of our standard programming package. We are also an official corporate marketing partner of the NHL.

    In February 2004, we entered into a three-year agreement with a subsidiary of Westwood One, a leading provider of traffic reports. Westwood One will provide us with continuous, local traffic reports from up to 20 markets throughout the United States selected by us. We plan to broadcast all of these reports, together with local weather reports from The Weather Channel, on ten of our streams.

AUTOMAKERS

    We have programs with various automakers to provide for factory and dealer-installed SIRIUS radios in their vehicles. During 2003, automakers launched 48 programs to include SIRIUS radios in their vehicles, including 16 factory-installation programs. In 2004, we expect automakers to expand the availability of SIRIUS radios in their vehicles to an aggregate of 75 programs, 48 of which are expected to include the factory-installation of SIRIUS radios.

    We have an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC, companies that we collectively refer to as DaimlerChrysler. This agreement covers all cars and light trucks manufactured by DaimlerChrysler as well as Freightliner and Sterling heavy trucks. As part of this agreement, we share with DaimlerChrysler a portion of the revenues we derive from subscribers using new DaimlerChrysler vehicles equipped to receive our service ('DaimlerChrysler Enabled Vehicles'). We reimburse DaimlerChrysler for certain advertising expenses and hardware costs of DaimlerChrysler Enabled Vehicles, and have issued to DaimlerChrysler Corporation a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $3.00 per share. This warrant is exercisable based upon the number of DaimlerChrysler Enabled Vehicles that DaimlerChrysler manufactures, and is fully exercisable after 3,200,000 DaimlerChrysler Enabled Vehicles are manufactured. Our agreement with DaimlerChrysler extends to May 12, 2007, unless terminated earlier.

    DaimlerChrysler offers SIRIUS radios as both a dealer and factory-installed feature. SIRIUS radios are available at Chrysler, Dodge and Jeep dealerships across the continental United States on 16 different 2004 model-year vehicles. SIRIUS radios are offered as a dealer-installed option on nearly all C-Class, E-Class, S-Class, M-Class, CL-Class, SL-Class, and CLK-Class Mercedes-Benz vehicles, and will be available as factory-installed options on these same vehicles shortly. Nearly all 2004 model-year Mercedes-Benz vehicles contain a SIRIUS-ready head unit and are factory pre-wired for SIRIUS. SIRIUS radios are also available as a factory-installed option on the Chrysler 300M and Dodge Durango, and as standard equipment in the Dodge PT Dream Cruiser II.

    We also have an agreement with Ford Motor Company. This agreement covers all Ford brands, including Ford, Lincoln Mercury, Jaguar, Volvo, Land Rover and Mazda. As part of this agreement, we share with Ford a portion of the revenues we derive from subscribers using new Ford vehicles equipped to receive our service ('Ford Enabled Vehicles'). We also reimburse Ford for certain advertising expenses and hardware costs of Ford Enabled Vehicles, and have issued to Ford a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $3.00 per share. This warrant is exercisable based upon certain corporate events and the number of Ford Enabled Vehicles that Ford manufactures, and is fully exercisable after 1,500,000 Ford Enabled Vehicles are manufactured. Our agreement with Ford extends to October 7, 2007, unless terminated earlier.

    Ford, Lincoln and Mercury offer SIRIUS radios as a dealer-installed option on the 2004 Ford Thunderbird, Mustang, Explorer, Sport Trac, Expedition, Lincoln Navigator, Lincoln LS, Lincoln Town Car, Lincoln Aviator and Mercury Mountaneer. Mazda has announced plans to make SIRIUS radios available as dealer-installed option during 2004 in its Tribute, MPV, Miata, RX-8, MAZDA3 and MAZDA6 vehicles.

    As part of our agreement with BMW, we share with BMW a portion of the revenues we derive from subscribers using BMW and MINI vehicles equipped to receive our service ('BMW Enabled Vehicles'). In addition, we reimburse BMW for certain promotional expenses and hardware costs of BMW Enabled Vehicles. BMW offers SIRIUS radios as a dealer-installed accessory at BMW centers across the country. Most BMW 3 Series sedans, coupes and convertibles, 5 Series sedans, X5 sport activity vehicles and X3 sport activity vehicles are equipped with in-dash stereos that are compatible with SIRIUS radios. Most MINI cars are also factory equipped with SIRIUS-ready radios. BMW currently offers SIRIUS radios as a factory option, with a bundled one-year subscription to our service, on all 2004 5 Series sedans.

    SIRIUS radios are available as a dealer-installed option in the Nissan Maxima, Sentra, 350Z coupe, Murano, Quest, Armada and Altima, and in the Infiniti I35, G35 coupe and sedan, M45, Q45, FX35, FX45 and QX56. SIRIUS radios are available as a factory-installed option in the Nissan Pathfinder, Maxima, Murano and Quest, and in the Infiniti I35, G35 coupe and sedan, M45, Q45, FX35 and FX45. Infiniti also pre-wires all of its vehicles to enable Infiniti retailers to install satellite radios. Nissan pre-wires all of its vehicles, other than its Pathfinder vehicle, to enable Nissan retailers to install satellite radios.

    All Audi A4 (A4, A4 Avant, A4 Cabriolet); A6 (A6, A6 Avant); S4 (S4, S4 Avant); and allroad quattro vehicles have been pre-wired for SIRIUS radios, enabling consumers to get a SIRIUS radio installed at Audi dealers nationwide. The all-aluminum Audi A8L and TT will also be pre-wired for SIRIUS radios in 2004. SIRIUS radios will also be offered as a factory and dealer-installed option in the 2005 Volkswagen Beetle and Jetta.

    In addition to our agreements with DaimlerChrysler, Ford, BMW, Nissan and Volkswagen, we are in discussions with other automakers to include SIRIUS radios in new cars and trucks. Under our joint development agreement with XM Radio, any new agreements with automakers will be on a non-exclusive basis and will require that such automakers install radios capable of receiving both SIRIUS and XM Radio's satellite radio service as soon as such interoperable radios become available.

PENSKE

    In January 2004, we entered into agreements with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. United Auto Group and Penske Automotive Group own and operate approximately 144 auto dealerships in the United States. Penske Truck Leasing, a leading truck leasing and rental company in the United States, leases heavy trucks on a long-term basis to individual and fleet operators and rents trucks on a short-term basis to individuals. Penske Corporation and its affiliates are active participants in motorsports, with racing teams that participate in NASCAR, IRL and other events.

    United Auto Group and Penske Automotive Group have agreed, where available, to order SIRIUS radios in vehicles they purchase from automakers, and to use their best efforts to include a bundled subscription to our service in the sale or lease of these vehicles. Penske Truck Leasing has agreed to order SIRIUS radios in certain trucks it purchases. Penske Truck Leasing has also agreed to install SIRIUS radios in a select number of trucks it leases to consumers. The Penske companies plan to launch a joint marketing effort with us.

    We have agreed to pay the Penske companies a commission upon the sale or lease of a vehicle that includes a one-year or longer subscription to our service bundled with the price of the vehicle, share the costs of our joint marketing efforts, reimburse the Penske companies for certain costs of purchasing and, if applicable, installing SIRIUS radios, and issue the Penske companies warrants to purchase an aggregate of 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance. The balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

SPECIAL MARKETS

    Trucks. Sterling and Freightliner offer SIRIUS radios as a factory-installed option. SIRIUS radios are also available nationwide at Travel Centers of America and other truck stops. SIRIUS radios are distributed through Pana-Pacific, a division of The Brix Group and the largest dealer of radios for heavy trucks.

    Boats. Genmar Holdings Inc., the world's largest recreational boat builder, offers SIRIUS radios as a standard feature in all CD-head-unit equipped boats throughout its 16 boat brands, including Aquasport, Carver, Champion, Crestliner, Four Winns, Genmar by Zodiac, Glastron,

Hydra-Sports, Larson, Lowe, Lund, Ranger, Seaswirl, Stratos, Triumph and Wellcraft. In 2004, we expect that approximately 20,000 Genmar boats will be equipped with SIRIUS radios. Formula Powerboats will also include a SIRIUS radio and a one-year subscription to our service as a standard feature on all 2004 Formula powerboats.

    Recreational Vehicles. Several leading manufacturers of recreational vehicles currently offer factory-installed SIRIUS radios. Winnebago, the leading U.S. manufacturer of motor homes, offers SIRIUS radios as a standard feature in the Winnebago Ultimate Freedom, and as a factory-installed option in the Fleetwood American Coach Line, Gulfstream Sun Voyager, and the Mandalay by Four Winds International. Newmar Corp. and Monaco Coach Corporation have also announced plans to offer SIRIUS radios on various recreational vehicle models they manufacture.

    Aircraft. The Federal Aviation Administration has approved the manufacture by Avionics Innovations, Inc. of a satellite radio system for use in aircraft. The Avionics Innovations SIRIUS radio is expected to be available in 2004 for approved aircraft through Avionics Innovations' network of dealers.

HERTZ

    We have an agreement with Hertz Corporation to make SIRIUS radios available as an option to its rental car customers. All of the SIRIUS radios currently installed in Hertz vehicles are owned by us, and installed and serviced at our expense. Our service is offered as a premium feature to Hertz customers for a daily fee.

    As of December 31, 2003, approximately 24,000 vehicles with SIRIUS radios were available to renters of Hertz's 29 vehicle models, including Ford's Taurus, Windstar, Escape, Expedition, Explorer, Mountaineer, Crown Victoria, and Mercury Sable and Grand Marquis. Hertz offers SIRIUS radios at 53 major airport locations nationwide.

THE SIRIUS SYSTEM

    Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Motorists can receive our transmissions in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

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

    Our satellite radio system consists of three principal components:

      satellites and terrestrial repeaters;

      our national broadcast studio; and

      SIRIUS radios.

    We continually monitor our existing infrastructure and regularly evaluate improvements in technology and other opportunities to enhance our broadcast system.

SATELLITES AND TERRESTRIAL REPEATERS

    Satellites. Space Systems/Loral delivered our three operating satellites to us on July 31, 2000, September 29, 2000 and December 20, 2000, following the completion of in-orbit testing of each satellite. Our spare satellite was delivered to ground storage on April 19, 2002.

    Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than 350 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years from time of launch.

    Each operating satellite travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions that can result from signal blockage.

    Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or otherwise affect our current operations. However, if a substantial number of additional circuit failures occur the estimated useful life of our existing in-orbit satellites could be reduced.

    We maintain in-orbit insurance policies covering our satellites from global space insurance underwriters. Our current policies cover in-orbit losses totaling $110 million per satellite in the event of a total or constructive total loss, an amount sufficient to launch our spare satellite as a replacement, but not sufficient to purchase a new spare satellite. We may, in the future, decline to purchase such insurance or purchase less insurance than we currently maintain.

    Our satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced power.

    If we are required to launch our spare satellite due to the in-orbit failure of one of our orbiting satellites, our operations would be impaired until such time as we successfully launch and commission our spare satellite, which could take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our operations could be suspended for at least 24 months. In such event, our business would be materially impacted and we could default on our commitments and might have to permanently discontinue operations or seek a purchaser for our business or assets.

    Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, and in tunnels, signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. To date, we have deployed 133 terrestrial repeaters in 92 urban areas. We may deploy additional terrestrial repeaters in the future.

NATIONAL BROADCAST STUDIO

    Our programming originates from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites.

    The studios and transmission facilities at our national broadcast studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The national broadcast studio contains state-of-the-art production facilities and has been designed to transmit more than 100 streams.

    Service commands to initiate and suspend subscriber service also are relayed from the national broadcast studio to our satellites for retransmission to subscribers' radios. Tracking, telemetry and control of our orbiting satellites is also performed from our national broadcast studio. These activities include routine satellite orbital maneuvers and monitoring of the satellites.

SIRIUS RADIOS

    Numerous consumer electronics manufacturers manufacture and distribute various types of SIRIUS radios.

    Plug & Play Radios. Plug & Play radios enable subscribers to transport a radio easily to and from their cars, trucks, homes or boats with available adapter kits. Plug & Play radios adapt to existing audio systems and can be easily installed by either a retailer or the purchaser. Plug & Play radios from Audiovox, JVC and Kenwood are currently available at retailers nationally. In addition, the Brix STREAMER, a satellite radio system designed for commercial truckers, is available through participating truck manufacturers, truck dealers and truck stops.

    For more portable use, a SIRIUS boom box, which enables our subscribers to use their SIRIUS radios virtually anywhere, is available for the Audiovox Plug & Play radio and is expected to be available shortly for the STREAMER Plug & Play radio.

    FM Modulated Radios. FM modulated radios enable our service to be received in all vehicles with FM radios, or approximately 95% of all U.S. vehicles. The essential electronics for each FM modulated radio is contained in a small unit approximately the size of a video cassette, that is customarily mounted in the vehicle's trunk. FM modulated radios from Audiovox, Clarion and Kenwood are available at retailers nationally.

    Three-Band Radios. Three-band radios are nearly identical in appearance to existing car stereos and allow the user to listen to AM, FM or SIRIUS with the push of a button. Like existing radios, three-band radios may also incorporate cassette or compact disc players.

    In the auto sound aftermarket, three-band radios from Kenwood and Clarion are currently available at retailers nationally. Three-band radios from Delphi, Alpine and Visteon are also available to DaimlerChrysler, BMW, Ford, Nissan, Infinti, Audi and Volkswagen for factory or dealer installation. When factory-installed, the cost of the SIRIUS radio is generally included in the sticker price of the vehicle and may include a one year prepaid subscription to our service.

    Home and Commercial Units. A SIRIUS home unit from Kenwood that connects to most home stereo systems is available nationally. In addition, a three-zone commercial unit from Antex Electronics, a manufacturer and distributor of specialty electronics products, is available through custom electronics dealers. This unit allows users to listen to different streams in different rooms of the same home or business.

    On February 16, 2000, we signed an agreement with XM Radio, the holder of the other FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both SIRIUS and XM Radio's services. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode radios. The technology relating to this unified standard is being developed, funded and will be owned jointly by the two companies. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems. We anticipate that it will still take several years to develop radios capable of receiving both services.

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

OTHER

    Canada. We have entered into an agreement-in-principle with affiliates of the Canadian Broadcasting Corporation, Canada's national broadcaster, and Standard Broadcasting Corporation, one of the largest multi-media companies in Canada, to form a joint venture to offer a satellite radio service in Canada. The proposed subscription-based service will give Canadians access to a wide range of SIRIUS programming and Canadian content, such as CBC/Radio-Canada's Radio One and La Premiere Chaine. We expect to permit the joint venture to access our existing satellites to transmit its service. Our launch of this service in Canada is subject to receipt of a license from the Canadian Radio-television and Telecommunications Commission, for which the joint venture has filed an application. The formation of this joint venture is subject to completion of definitive agreements.

    Mexico. We are in discussion with various parties regarding a joint venture to offer a satellite radio service in Mexico.

    We continue to explore various opportunities to acquire additional radio spectrum that would enable us to expand our service offerings in the future.

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

    On April 2, 1997, we were one of two winning bidders for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC license expires on February 14, 2010. Prior to the expiration of the term, we will be required to apply for a renewal of our FCC license. We anticipate that, absent significant misconduct on our part, our FCC license will be renewed to permit operation of our satellites for their useful lives, and that a license would be granted for any replacement satellites.

    In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our signal coverage. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was initiated by the FCC on March 3, 1997 and is still pending. Many comments have been filed as part of this rulemaking, including comments from the National Association of Broadcasters, major cellular telephone system operators and other holders of spectrum adjoining ours. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters and/or require us to reduce the power of our existing terrestrial repeaters. In the interim, the FCC has granted us special temporary authority to operate up to 200 terrestrial repeaters and offer our service. This special temporary authority is being challenged by one of the holders of spectrum adjoining ours. This authority is effective until such time as the FCC acts to terminate it and requires us not to cause harmful interference to other wireless services.

    Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio's system. On February 16, 2000, we signed an agreement with XM Radio to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio's services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, satisfies the interoperability condition contained in our FCC license. We notified the FCC of this agreement on October 6, 2000. In that notice, we anticipated that integrated circuits capable of receiving both services would be available in mid-2004 and that manufacturers could begin producing interoperable radios thereafter; however, we do not anticipate that these integrated circuits will be available on this timetable. We also asked the FCC to concur that our efforts to develop this unified standard satisfied the conditions to our license. The FCC has not responded to this request.

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

PERSONNEL

    As of March 5, 2004, we had 375 employees. In addition, we rely upon a number of consultants and other advisors. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

CORPORATE INFORMATION

    Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license. On November 18, 1999, we changed our name to Sirius Satellite Radio Inc. Our executive offices are located at 1221 Avenue of the Americas, New York, New York 10020 and our telephone number is (212) 584-5100.

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

    XM Radio offers its service for a monthly charge of $9.99, features 68 channels of commercial-free music, 32 channels of news, sports, talk and variety programming and up to 21 channels of traffic and weather information, and has acquired a significant number of subscribers. If consumers or other third parties perceive that XM Radio offers more attractive service, enhanced features or superior equipment alternatives, or has stronger marketing or distribution channels, it may gain a long-term competitive advantage over us. As of December 31, 2003, we had a total of 261,061 subscribers, while XM Radio had reported over 1.3 million subscribers.

    We compete vigorously with XM Radio for subscribers and in all other aspects of our business, including retail and automotive distribution arrangements, programming acquisitions and technology. Competition with XM Radio may increase our operating expenses as we seek arrangements with third parties, such as programming providers, and may cause us to reach cash flow breakeven with more subscribers or later than we currently estimate.

    Unlike satellite radio, traditional AM/FM radio has a well established and dominant market presence for its services and offers free broadcasts supported by commercial advertising rather than by a subscription fee. Many radio stations also offer consumers well known on-air personalities and information programming of a local nature, which we do not offer as broadly as local radio. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage.

    In October 2002, the FCC approved technology enabling digital broadcasting in the AM and FM bands. In October 2003, a company that develops and licenses digital radio broadcast technology announced that over 280 radio stations in over 100 markets had licensed its technology and begun digital broadcasting or were in the process of converting to digital broadcasting. To the extent that traditional AM/FM radio stations adopt digital transmission technology, and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. In addition, other technologies in the mobile audio environment, such as MP3 devices, could emerge to compete with our service.

OUR BUSINESS MIGHT NEVER BECOME PROFITABLE.

    We were a development stage company until early 2002. As of December 31, 2003, we had an accumulated deficit of approximately $1.2 billion. We expect our cumulative net losses and cumulative negative cash flow to grow as we make payments under our various contracts, incur marketing and subscriber acquisition costs and make interest payments on our debt. We began generating revenues on February 14, 2002, although, to date, these revenues have not been significant. Our ability to generate significant revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain a sufficient number of subscribers and advertisers to our satellite radio service and whether we compete successfully. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

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

WE NEED TO OBTAIN RIGHTS TO PROGRAMMING, WHICH COULD BE MORE COSTLY THAN ANTICIPATED.

    Third-party content is an important part of the marketing of our service and may be expensive. We compete with many parties, including XM Radio, for content arrangements. We may not be able to obtain the third-party content we need at all or within the costs contemplated by our business plan. We also must negotiate and enter into music programming royalty arrangements with BMI, and in the future will have to re-negotiate our existing arrangements with ASCAP, SESAC and the RIAA. Our ability to obtain third-party content at a reasonable cost and negotiate royalty arrangements will impact our financial performance and operating results.

HIGHER THAN EXPECTED SUBSCRIBER ACQUISITION COSTS OR SUBSCRIBER TURNOVER COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting subscribers or incentivizing other parties are greater than expected, our financial performance and operating results will be adversely affected.

    We are experiencing, and expect to experience in the future, some subscriber turnover, or churn. We cannot predict the amount of churn we will experience or how successful we will be at retaining subscribers. High subscriber turnover, or our inability to attract customers to our service, would adversely affect our financial performance and operating results.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE.

    Based upon our current plans, we believe we have sufficient cash to achieve cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes. However, our actual cash requirements could vary materially from our current estimates. As a result, we may have to raise more funds to remain in business and continue to develop and market our satellite radio service. We may not be able to raise additional funds. If we fail to obtain necessary financing on a timely basis, then our business would be materially impacted and we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

    Our financial projections are based on assumptions that we believe are reasonable but contain significant uncertainties, including estimates relating to prepaid subscriptions, hardware costs, subscriber acquisition costs, subscription pricing, the length of time a person will remain a subscriber and the rate at which we expect to acquire subscribers. A change in any number of factors could adversely affect our business and our ability to achieve cash flow breakeven when we estimate. At December 31, 2003, we had 261,061 subscribers. We currently expect that we will need approximately two million subscribers before we achieve cash flow breakeven, which we estimate will occur by the end of 2005.

FAILURE OF THIRD PARTIES TO PERFORM COULD ADVERSELY AFFECT OUR BUSINESS.

    Our business depends in large part on the efforts of third parties, especially the efforts of:

      automakers that have entered into agreements that contemplate manufacturing, marketing and selling vehicles capable of receiving our service, but have no obligations to do so;

      consumer electronics manufacturers that develop, manufacture, distribute and market SIRIUS radios;

      retailers that market and sell SIRIUS radios and promote subscriptions to our service; and

      other third party vendors that have designed, built or operate important elements of our system, such as the integrated circuits for SIRIUS radios, our call center, our subscriber management system, our back-up tracking, telemetry and control facilities and our satellite uplink facility.

    If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected and we could be placed at a long-term disadvantage.

FAILURE OF OUR SATELLITES COULD DAMAGE OUR BUSINESS.

    Each of our satellites is designed to have a useful life of approximately 15 years from the time of its launch, and after this period its performance in delivering our satellite radio service will deteriorate. Our three satellites were launched in 2000. However, the useful life of any particular satellite may vary from this estimate. Our operating results would be adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence.

    The useful lives of our satellites will vary and depend on a number of factors, including:

      degradation and durability of solar panels;

      quality of construction;

      amount of fuel our satellites consume;

      durability of component parts;

      random failure of satellite components, which could result in significant damage to or loss of a satellite; and

      damage or destruction by electrostatic storms or collisions with other objects in space, which occur only in rare cases.

    Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or otherwise affect our current operations. However, if a substantial number of additional circuit failures occur the useful life of our existing in-orbit satellites could be reduced.

    In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed, and from time to time we have experienced anomalies in the operation and performance of our satellites. These failures and anomalies are expected to continue in the ordinary course, and it is impossible to predict if any of these future events will have a material adverse effect on our operations or the useful life of our existing in-orbit satellites.

    If one of our three satellites fails in orbit, our service would be impaired until such time as we successfully launch and commission our spare satellite, which would take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our service could be suspended for at least 24 months. In such event, our business would be materially impacted and we could default on our commitments and might have to permanently discontinue operations or seek a purchaser for our business or assets.

THE LOSS OF ONE OR MORE OF OUR SATELLITES MAY NOT BE COVERED BY INSURANCE.

    We currently maintain in-orbit insurance policies from global space insurance underwriters covering in-orbit losses totaling $110 million per satellite in the event of a total or constructive total loss, an amount sufficient to launch our replacement satellite, but not sufficient to purchase a new spare satellite.

    We may decline to renew this insurance, or we may elect to purchase less insurance than we currently maintain. In the event we decline to purchase in-orbit satellite insurance, a failure of any of our in-orbit satellites would not be covered by insurance. Further, if we insure our in-orbit satellites for an amount less than the cost of replacing the satellites and launching the replacements, a failure of any of our satellites may only be covered in part by insurance.

WE MAY FROM TIME TO TIME MODIFY OUR BUSINESS PLAN, AND THESE CHANGES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    Our business is in its relative infancy, and we regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later time. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions that could include programming, distribution, infrastructure, or any combination of the foregoing.

    Changes in our plans or strategy could also result in our issuing significant equity based compensation, including in the form of our common stock and warrants to purchase our common stock.

FAILURE TO COMPLY WITH FCC REQUIREMENTS COULD DAMAGE OUR BUSINESS.

    As the holder of one of two FCC licenses to operate a satellite radio service in the United States, we are subject to FCC rules and regulations. The terms of our license require us to meet certain conditions, including interoperability of our system with XM Radio, the other company with a licensed satellite radio system in the United States; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band.

    Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process.

    The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating our repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, and this authority is currently being challenged by operators of terrestrial wireless systems who have asserted that our repeaters may cause interference. The FCC's final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters and limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

OUR NATIONAL BROADCAST STUDIO, TERRESTRIAL REPEATER NETWORK, SATELLITE UPLINK FACILITY OR OTHER GROUND FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHES OR TERRORIST ACTIVITIES.

    An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our national broadcast studio, terrestrial repeater network or satellite uplink facility, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network, national broadcast studio or satellite uplink facility in the event of a catastrophic event. Any damage to the satellite that transmits to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain areas. Damage to our national broadcast studio would restrict our programming production and require us to obtain programming from third parties to continue our service. Damage to our satellite uplink facility could result in a complete loss of service until we could identify a suitable replacement facility and transfer our operations to that site.

CONSUMERS COULD PIRATE OUR SERVICE.

    Like all radio transmissions, our signal is subject to interception. Individuals who engage in piracy may be able to obtain or rebroadcast our satellite radio service without paying the subscription fee. Although we use encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of our signal. If signal theft becomes widespread, it could harm our business.

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

    Further, XM Radio may acquire more radio spectrum or technologies not available to us, which may enable it to offer more services, produce entertainment products of greater interest to consumers, or operate at a more competitive cost.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding our executive officers is provided below:

                    NAME                       AGE                   POSITION
                    ----                       ---                   --------

Joseph P. Clayton............................  54    President and Chief Executive Officer

Patrick L. Donnelly..........................  42    Executive Vice President, General
                                                     Counsel and Secretary

David J. Frear...............................  47    Executive Vice President and Chief
                                                     Financial Officer

Guy D. Johnson...............................  42    Executive Vice President, Sales

Joseph A. LaPlante...........................  61    Executive Vice President, Programming

Michael S. Ledford...........................  53    Executive Vice President, Engineering

Mary Patricia Ryan...........................  46    Executive Vice President, Marketing

    Mr. Johnson will resign as our Executive Vice President, Sales, on April 1, 2004. We expect him to remain involved in our sales strategy after that date as our Chief Marketing Officer. Mr. Ledford will resign as our Executive Vice President, Engineering, on April 1, 2004. We anticipate that he will serve in a strategic capacity after that date as our Chief Technical Officer. Accordingly, Messrs. Johnson and Ledford will each cease to be executive officers of our company on April 1, 2004.

    JOSEPH P. CLAYTON has served as our President and Chief Executive Officer and a director since November 2001. Mr. Clayton served as President of Global Crossing North America, a global internet and long distance services provider, from September 1999 until November 2001. Mr. Clayton also served as a member of the board of directors of Global Crossing Ltd. from September 1999 until May 2002. On January 28, 2002, Global Crossing Ltd. and certain of its affiliates filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. From August 1997 to September 1999, Mr. Clayton was President and Chief Executive Officer of Frontier Corporation, a Rochester, New York-based national provider of local telephone, long distance, data, conferencing and wireless communications services, which was acquired by Global Crossing in September 1999. Prior to joining Frontier, Mr. Clayton was Executive Vice President, Marketing and Sales -- Americas and Asia, of Thomson S.A., a leading consumer electronics company. Mr. Clayton is a member of the board of directors of Transcend Services Inc., a trustee of Bellarmine University and The Rochester Institute of Technology and a member of the advisory board of Indiana University School of Business.

    PATRICK L. DONNELLY has served as our Executive Vice President, General Counsel and Secretary since May 1998. From June 1997 to May 1998, he was Vice President and deputy general counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was assistant general counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an associate at the law firm of Simpson Thacher & Bartlett LLP.

    DAVID J. FREAR has served as our Executive Vice President and Chief Financial Officer since June 2003. From July 1999 through February 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. From October 1999 through February 2003, Mr. Frear also served as a director of Savvis. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in March 1998. From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular paging and cable television company. Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.

    GUY D. JOHNSON has served as our Executive Vice President, Sales, since January 2002. From 1999 until January 2002, Mr. Johnson was a senior strategic consultant to Thomson S.A., a leading consumer electronics company. Prior to 1999, he was Senior Vice President -- Sales and Product Management -- Americas, for Thomson S.A.

    JOSEPH A. LAPLANTE has served as our Executive Vice President, Programming, since June 2003. From April 2002 until June 2003, he served as our Vice President, Entertainment Programming. From April 2001 to April 2002, Mr. LaPlante was Programming Director of WRKO, an AM talk-radio station located in Boston, Massachusetts owned by Entercom Communications, a broadcast media company. From February 2000 to March 2001, he served as Vice President, Terrestrial Radio, for Comedy World, a television, radio and internet programming service. From July 1998 to February 2000, Mr. LaPlante served as Vice President, Programming, for Winstar Radio Networks, a division of Winstar Communications, a telephone service provider, and as Vice President and General Manager, of SportsFan Radio Network, a provider of syndicated sports programming. Mr. LaPlante is known professionally as Jay Clark.

    MICHAEL S. LEDFORD has served as our Executive Vice President, Engineering, since December 2002 and served as our Senior Vice President, Engineering, from September 2001 until December 2002. From July 2000 to September 2001, Mr. Ledford was Vice President of Automotive Strategy at Wingcast, a joint venture between Ford Motor Company and Qualcomm developing advanced wireless vehicle applications, or telematics. Prior to Wingcast, he was the Executive Director of Telematics at Ford, and prior to that was Corporate Executive Director for Process Engineering responsible for overseeing Ford's worldwide introduction of new technologies.

    MARY PATRICIA RYAN has served as our Executive Vice President, Marketing, since June 2002. From September 1999 to June 2002, Ms. Ryan was Executive Vice President, Worldwide Marketing, of IMAX, Ltd., one of the world's leading film and digital imaging technology companies. From September 1998 to July 1999, she was Executive Vice President, Marketing, of Lifetime Entertainment Services, a cable television network, and prior to that she was Executive Vice President, Marketing and Programming, of U.S. Satellite Broadcasting Company, the satellite television service that was acquired by DirecTV in 1999.

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with Joseph P. Clayton, Patrick
L. Donnelly, David J. Frear, Guy D. Johnson, Joseph A. LaPlante, Michael S. Ledford and Mary Patricia Ryan.

EMPLOYMENT AGREEMENT WITH JOSEPH P. CLAYTON

    On November 26, 2001, we entered into an employment agreement with Joseph P. Clayton to serve as our President and Chief Executive Officer for three years. This agreement provides for an annual base salary of $600,000, subject to increase from time to time by our board of directors. We have also agreed to reimburse Mr. Clayton for the reasonable costs of an apartment in New York City and for the reasonable costs of commercial travel to and from his home in Rochester, New York, to our headquarters in New York City. In connection with this agreement, we agreed to grant Mr. Clayton options to purchase 3,000,000 shares of our common stock at an exercise price of $5.25 per share. 2,250,000 of these options have been issued and are fully exercisable. The remaining options will be issued and become exercisable on November 26, 2004.

    Under the terms of this agreement, if Mr. Clayton's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive a lump sum amount equal to (1) his base salary in effect from the termination date through December 31, 2004 and (2) any annual bonuses, at a level equal to 75% of his base salary, that would have been customarily paid during the period from the termination date through December 31, 2004; provided that in no event shall this amount be less than 1.75 times his base salary. In the event Mr. Clayton's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and life insurance benefits until December 31, 2004.

    If, following the occurrence of a 'change of control,' Mr. Clayton is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Clayton an amount equal to 5.25 times his base salary and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Clayton to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Clayton the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed. Under the terms of the employment agreement, Mr. Clayton may not disclose any of our proprietary information or, during his employment with us and for three years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

EMPLOYMENT AGREEMENT WITH PATRICK L. DONNELLY

    In March 2004, we reached agreement with Patrick L. Donnelly to continue to serve as our Executive Vice President, General Counsel and Secretary. Pursuant to this agreement, we pay Mr. Donnelly an annual base salary of $358,000 per year.

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

EMPLOYMENT AGREEMENT WITH DAVID J. FREAR

    In June 2003, we entered in an employment agreement with David J. Frear to serve as our Executive Vice President and Chief Financial Officer for three years. Under this agreement, we pay Mr. Frear a annual base salary of $331,500. We have also agreed to pay expenses associated with Mr. Frear's relocation to the New York metropolitan area, and have reimbursed him for approximately $206,000 of such expenses.

    In connection with this agreement, we granted Mr. Frear options to purchase 1,400,000 shares of our common stock at an exercise price of $1.85 per share, and 600,000 restricted stock units. 400,000 of these options are expected to vest on March 14, 2004, as a result of satisfaction of performance milestones established by the board of directors for the year ended December 31, 2003. 600,000 of these options will vest on July 1, 2008; however, this vesting will accelerate if we achieve performance milestones to be established by the board of directors for the year ending December 31, 2004. The balance of Mr. Frear's options, 400,000, will vest in equal installments on July 1, 2004, July 1, 2005 and July 1, 2006. Mr. Frear's 600,000 restricted stock units will also vest on July 1, 2008; however, this vesting will accelerate if performance milestones to be established by the board of directors for the year ending December 31, 2005 are met. Each restricted stock unit entitles Mr. Frear to one share of our common stock on the vesting date.

    Under the terms of this agreement, if Mr. Frear's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Frear an amount equal to his annual salary and the annual bonus last paid to him; provided that until bonuses, if any, are paid with respect to the year ending December 31, 2004 such bonus amount will be not less than $97,500.

    If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Frear to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Frear the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. Frear may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. Frear's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

EMPLOYMENT AGREEMENT WITH GUY D. JOHNSON

    In October 2003, we entered into a new employment agreement with Guy D. Johnson to serve as our Executive Vice President, Sales, until April 1, 2004. On April 1, 2004, Mr. Johnson will resign as our Executive Vice President, Sales, and will continue to be employed by us as our Chief Marketing Officer. This agreement provides for an annual base salary of $400,000 until April 1, 2004, and an annual base salary of $266,000 during the period from April 1, 2004 until January 5, 2005. In connection with this agreement, we granted Mr. Johnson options to purchase 2,000,000 shares of our common stock at an exercise price of $1.04 per share. Options with respect to 1,500,000 of these shares are expected to vest on March 14, 2004, as a result of satisfaction of performance milestones established by the board of directors for the year ended December 31, 2003. The remaining options become exercisable on March 14, 2005 if we achieve performance milestones to be established by the board of directors for the year ending December 31, 2004.

    Under the terms of this agreement, if Mr. Johnson's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive a lump sum amount equal to
(1) his base salary in effect in October 2003 from the termination date through January 5, 2005 and (2) any annual bonuses, at a level equal to 75% of his base salary in effect in October 2003, that would have been customarily paid during the period from the termination date through January 5, 2005; provided that in no event shall this amount be less than 1.00 times his base salary. In the event Mr. Johnson's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and life insurance benefits until January 5, 2005.

    If, following the occurrence of a 'change of control', Mr. Johnson is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Johnson an amount equal to 1.75 times his base salary in effect in October 2003 and continue his medical and life insurance benefits until the third anniversary of his termination date. If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. Johnson to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. Johnson the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. Johnson may not disclose any of our proprietary information or, during his employment with us and for two years thereafter, engage in any business involving the transmission of radio entertainment programming in North America.

EMPLOYMENT AGREEMENT WITH JOSEPH A. LAPLANTE

    In August 2003, we entered in an employment agreement with Joseph A. LaPlante to serve as our Executive Vice President, Programming, for three years. Under this agreement, we pay Mr. LaPlante an annual base salary of $286,000.

    Under the terms of this agreement, if Mr. LaPlante's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. LaPlante an amount equal to his annual salary and the annual bonus last paid to him.

    If, in the opinion of a nationally recognized accounting firm, a 'change of control' would require Mr. LaPlante to pay an excise tax under the United States Internal Revenue Code on any amounts received by him, we have agreed to pay Mr. LaPlante the amount of such taxes and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

    Under the terms of the agreement, Mr. LaPlante may not disclose any of our proprietary information or, during his employment with us and for two years thereafter (or one year thereafter if Mr. LaPlante's employment is terminated without cause or he terminates his employment for good reason), enter into the employment of, render services to, or otherwise assist our competitors.

EMPLOYMENT AGREEMENT WITH MICHAEL S. LEDFORD

    In December 2003, we entered into a new employment agreement with Michael S. Ledford to serve as our Executive Vice President, Engineering, until April 1, 2004. On April 1, 2004, Mr. Ledford will resign as our Executive Vice President, Engineering, and will continue to be employed by us as our Chief Technical Officer. This agreement provides for an annual base salary of $340,000 until January 1, 2004, and an annual base salary of $255,000 during the period from January 1, 2004 until April 1, 2005.

    In connection with this agreement, we granted Mr. Ledford options to purchase 2,100,000 shares of our common stock at an exercise price of $1.04 per share, and 900,000 restricted stock units. 600,000 of these options are expected to vest on March 14, 2004, as a result of satisfaction of performance milestones established by the board of directors for the year ended December 31, 2003. 900,000 of these options will vest on July 1, 2008; however, this vesting will accelerate if we achieve performance milestones to be established by the board of directors for the year ending December 31, 2004. The balance of Mr. Ledford's options, 600,000, will vest in equal installments on July 1, 2004, July 1, 2005 and July 1, 2006 if Mr. Ledford continues to be employed by us on those dates. Mr. Ledford's 900,000 restricted stock units will also vest on July 1, 2008; however, this vesting will accelerate if performance milestones to be established by the board of directors for the year ending December 31, 2005 are met. Each restricted stock unit entitles Mr. Ledford to one share of our common stock on the vesting date.

    Under the terms of this agreement, if Mr. Ledford's employment is terminated without cause or he terminates his employment for good reason (as defined in the employment agreement), we are obligated to pay Mr. Ledford an amount equal to the sum of his annual salary then in effect and the annual cash bonus, if any, paid to him with respect to the immediately preceding calendar year.

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

EMPLOYMENT AGREEMENT WITH MARY PATRICIA RYAN

    In May 2002, we entered into an employment agreement with Mary Patricia Ryan to serve as our Executive Vice President, Marketing, for three years. Under this agreement. we pay Ms. Ryan an annual base salary of $332,800. In connection with this agreement, we granted Ms. Ryan options to purchase 240,000 shares of our common stock at an exercise price of $3.67 per share. Options with respect to 120,000 of these shares are exercisable and the remaining options become exercisable in equal installments on June 10, 2004 and June 10, 2005.

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

ITEM 2. PROPERTIES

    In March 1998, we signed a lease for the 36th and 37th floors and portions of the roof at 1221 Avenue of the Americas, New York, New York, to house our headquarters and national broadcast studio. We use portions of the roof for satellite transmission equipment and an emergency generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. The annual base rent relating to this lease is approximately $4.9 million, with specified increases and escalations based on operating expenses. In March 2004, we also subleased the 19th floor at 1221 Avenue of the Americas to house additional personnel.

    We also lease office space in Lawrenceville, New Jersey; Milford, Michigan; and Farmington Hills, Michigan. The aggregate annual rent for these properties was approximately $413,000 for the year ended December 31, 2003. None of these latter leases are material to our business or operations.

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

    On June 13, 2002, we filed a motion with the United States District Court for the Southern District of New York requesting the Court to dismiss the complaint in this class action lawsuit with prejudice pursuant to Federal Rules of Civil Procedure and the provisions of the Private Securities Litigation Reform Act. On January 6, 2004, the Court denied our motion to dismiss this action.

    In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our annual meeting of stockholders held on November 25, 2003, the persons set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:

                                                                   VOTES CAST
                                                                   ----------
                                                              FOR             AGAINST
                                                              ---             -------
Leon D. Black...........................................  933,543,334         7,621,501
Joseph P. Clayton.......................................  920,154,683        21,010,152
Lawrence F. Gilberti....................................  933,818,969         7,345,866
James P. Holden.........................................  933,942,367         7,222,468
Michael J. McGuiness....................................  935,428,894         5,735,941
James F. Mooney.........................................  935,540,200         5,624,635
Warren N. Lieberfarb....................................  935,439,284         5,725,551

    Prior to our annual meeting of stockholders, we voluntarily withdrew our proposal to amend the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan to include directors as eligible participants. We expect to submit this item, or a substantially similar item, for stockholder approval at our 2004 annual meeting of stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol 'SIRI.' The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below:

                                                             HIGH         LOW
                                                             ----         ---
YEAR ENDED DECEMBER 31, 2002
    First Quarter.........................................  $10.88       $4.14
    Second Quarter........................................    5.78        3.28
    Third Quarter.........................................    3.77        0.76
    Fourth Quarter........................................    1.32        0.52

YEAR ENDED DECEMBER 31, 2003
    First Quarter.........................................  $ 1.36       $0.41
    Second Quarter........................................    2.35        0.63
    Third Quarter.........................................    2.02        1.53
    Fourth Quarter........................................    3.16        1.85

    On March 5, 2004, the closing bid price of our common stock on the Nasdaq National Market was $3.05 per share. On February 25, 2004, there were approximately 400,000 beneficial holders of our common stock. We have never paid cash dividends on our capital stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Our selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, and with respect to the consolidated balance sheets at December 31, 2002 and 2003 are derived from our consolidated financial statements, audited by Arthur Andersen LLP and Ernst & Young LLP, independent auditors, included in Item 8 of this report. Our selected consolidated financial data with respect to the consolidated balance sheets at December 31, 1999, 2000 and 2001, and with respect to the consolidated statement of operations for the years ended December 31, 1999 and 2000, are derived from our consolidated financial statements audited by Arthur Andersen LLP, which are not included in this report. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in
Item 8 of this report and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                         STATEMENTS OF OPERATIONS DATA

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1999       2000        2001        2002        2003
                                           ----       ----        ----        ----        ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue..........................  $  --      $  --       $  --       $     805   $  12,872
Net loss...............................   (62,822)   (134,744)   (235,763)   (422,481)   (226,215)
Net loss applicable to common
  stockholders.........................   (96,981)   (183,715)   (277,919)   (468,466)   (314,423)
Net loss per share applicable to common
  stockholders (basic and diluted).....  $  (3.96)  $   (4.72)  $   (5.30)  $   (6.13)  $   (0.38)
Weighted average common shares
  outstanding (basic and diluted)......    24,470      38,889      52,427      76,394     827,186

                               BALANCE SHEET DATA

                                                          AS OF DECEMBER 31,
                                    ---------------------------------------------------------------
                                       1999         2000         2001         2002         2003
                                       ----         ----         ----         ----         ----
                                                            (IN THOUSANDS)
Cash and cash equivalents.........  $   81,809   $   14,397   $    4,726   $   18,375   $   520,979
Restricted investments, at
  amortized cost..................      67,454       48,801       21,998        7,200         8,747
Marketable securities, at
  market..........................     317,810      121,862      304,218      155,327        28,904
Working capital(1)................     303,865      143,981      275,732      151,289       497,661
Total assets......................   1,206,612    1,323,582    1,527,605    1,340,940     1,617,317
Long-term debt, net of current
  portion.........................     538,690      522,602      639,990      670,357       194,803
Accrued interest, net of current
  portion.........................       5,140       10,881       17,201       46,914       --
Preferred stock...................     362,417      443,012      485,168      531,153       --
Accumulated deficit...............    (134,491)    (269,235)    (504,998)    (927,479)   (1,153,694)
Stockholders' equity(2)...........  $  134,179   $  290,483   $  322,649   $   36,846   $ 1,325,194

---------

(1) The calculation of working capital includes current portions of long-term debt and accrued interest. Certain portions of long-term debt and accrued interest, which would have been classified as current absent our restructuring in March 2003, are classified as long-term as of December 31, 2002, as they were exchanged for shares of our common stock in March 2003.
(2) No cash dividends were declared or paid in any of the periods presented.


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

    (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

EXECUTIVE SUMMARY

    We are one of two satellite radio service providers in the United States. We broadcast over 100 streams of digital-quality entertainment: 61 streams of 100% commercial-free music and over 40 streams of sports, news, entertainment, traffic, weather and children's programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 65% of our subscribers have purchased an annual plan with an effective monthly subscription fee of $11.87.

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

    Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either a monthly or annual basis. We also derive revenue from activation fees, the sale of advertising on our non-music streams and the direct sale of SIRIUS radios.

    Our costs of services include satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses consist primarily of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. Programming and content expenses include costs to acquire programming from third parties, on-air talent costs and broadcast royalties. Customer service and billing costs include costs associated with the operation of our customer service center and subscriber management system.

    As of December 31, 2003, we had 261,061 subscribers as compared to 29,947 as of December 31, 2002. Subscriptions, including those currently in promotional periods and those which have been prepaid, and active SIRIUS radios under our agreement with Hertz, are included in our subscriber totals.

    The following chart contains a breakdown of our subscribers as of the dates set forth below:

                                      DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                                          2003           2003          2003       2003          2002
                                          ----           ----          ----       ----          ----
Retail..............................    197,650         110,821       77,713     51,969        26,203
OEM and Special Markets.............     39,400          15,358        7,630      4,252         1,800
Hertz...............................     24,011          23,433       19,843     11,838         1,944
                                        -------         -------      -------     ------        ------
    Total subscribers...............    261,061         149,612      105,186     68,059        29,947
                                        -------         -------      -------     ------        ------
                                        -------         -------      -------     ------        ------

    SIRIUS radios are primarily distributed through automakers and retailers. We have agreements with Ford Motor Company, DaimlerChrysler Corporation, BMW of North America, LLC, Nissan North America, Inc. and Volkswagen of America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. In the autosound aftermarket, SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, Ultimate Electronics, Tweeter Home Entertainment Group, Crutchfield and Good Guys. On December 31, 2003, SIRIUS radios were available at approximately 6,500 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at 53 airport locations. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, both in the retail aftermarket and with automakers, and on the quality and entertainment value of our programming.

    During 2003 and to date, we have improved our financial position and our brand awareness, acquired programming and expanded the distribution of SIRIUS radios. Specifically,

     we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt; we issued 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, 9.2% Series B Junior Cumulative Convertible Preferred Stock and 9.2% Series D Junior Cumulative Convertible Preferred Stock; and we sold 211,730,379 shares of our common stock for an aggregate of $200,000;

     we sold 159,420,732 shares of our common stock in underwritten public offerings resulting in net proceeds of $294,497;

     we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224;

     we signed agreements with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. The Penske companies have agreed, where available, to order SIRIUS radios with the vehicles they purchase from automakers, and to use their best efforts to include a bundled subscription to our service in the sale or lease of these vehicles;

     we signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL 'shield' logo and collective NFL team trademarks. We plan to create 'The NFL Satellite Radio Network,' an around-the-clock exclusive stream of NFL content featuring both league-wide programs and team-specific shows;

     we announced an agreement with RadioShack to distribute, market and sell SIRIUS radios. Our agreement with RadioShack is expected to significantly increase our retail distribution;

     we executed an agreement with affiliates of EchoStar Communications Corporation. EchoStar has agreed to purchase, distribute, market and sell SIRIUS radios through its extensive network of satellite television dealers and through certain other retailers and distributors; and

     we issued $250,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 resulting in net proceeds of $244,625.

    We have incurred operating losses since inception and expect to continue to incur operating losses until the number of our subscribers increases substantially and we develop cash flows sufficient to cover our operating costs. We also have significant contracts and commercial commitments over the next several years, including subsidies and distribution costs, programming costs, repayment of long-term debt and lease payments as further described below under the heading 'Contractual Commitments.' Our ability to become profitable also depends upon other factors identified below under the heading 'Liquidity and Capital Resources.'

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

    Total Revenue. Total revenue increased $12,067 to $12,872 for the year ended December 31, 2003 from $805 for the year ended December 31, 2002. Total revenue for the year ended December 31, 2003 included subscriber revenue of $12,615, consisting of subscription and non-refundable activation fees, net advertising revenue of $116, equipment revenue of $61 and revenue from other sources of $80. Total revenue for the year ended December 31, 2002 included subscriber revenue of $623, net advertising revenue of $146 and revenue from other sources of $36.

    Subscriber Revenue. The increase in subscriber revenue of $11,992 was attributable to the growth of subscribers to our service. We added 231,114 net new subscribers during the year ended December 31, 2003 and had 261,061 subscribers as of December 31, 2003. We added 29,947 net new subscribers during the year ended December 31, 2002 and had 29,947 subscribers as of December 31, 2002. Subscriber revenue for the year ended December 31, 2003 included subscription revenue of $13,759 and activation revenue of $534, which was offset by $1,678 of costs associated with mail-in rebate programs. Subscriber revenue for the year ended December 31, 2002 included subscription revenue of $1,016 and activation revenue of $33, which was offset by $426 of costs associated with mail-in rebate programs. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods estimates are adjusted when necessary. Future subscription revenue will be dependent upon, among other things, the growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

    Average monthly revenue per subscriber, or ARPU. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period and is used by us as a measure of operational performance. ARPU for the year ended December 31, 2003 was $9.39. This amount included the negative effects of mail-in rebate programs of $1.25 and the negative effects of Hertz subscribers of $1.38. The Hertz program generated $3.13 of revenue per subscriber per month for the year ended December 31, 2003, resulting in dilution to ARPU. ARPU for the year ended December 31, 2002 was $7.47. This amount included the negative effects of mail-in rebate programs of $5.11 and the negative effects of Hertz subscribers of $0.06.

The Hertz program generated $5.11 of revenue per subscriber per month for the year ended December 31, 2002, resulting in dilution to ARPU. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs, and the identification of additional revenue streams from subscribers.

    Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber for the years ended December 31, 2003 and 2002:

                                                               2003     2002
                                                               ----     ----
Average monthly revenue per subscriber......................  $12.02   $12.64
Effects of Hertz subscribers................................   (1.38)   (0.06)
                                                              ------   ------
ARPU before effects of rebates..............................  $10.64    12.58
Effects of rebate programs..................................   (1.25)   (5.11)
                                                              ------   ------
Reported ARPU...............................................  $ 9.39   $ 7.47
                                                              ------   ------
                                                              ------   ------
Average monthly revenue per Hertz subscriber................  $ 3.13   $ 5.11
                                                              ------   ------
                                                              ------   ------

    Satellite and Transmission. Satellite and transmission expenses decreased $6,704 to $32,604 for the year ended December 31, 2003 from $39,308 for the year ended December 31, 2002. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The decrease in satellite and transmission expenses is primarily attributable to a decrease of $3,147 in our in-orbit satellite insurance as a result of reduced insurance coverage, and a decrease of $3,977 related to the write-off of costs previously capitalized in connection with our terrestrial repeater network. During 2003, we recorded a loss of $1,028 as a result of the write-off of site acquisition costs capitalized in prior periods for terrestrial repeater sites that will not be placed in operation. During 2002, we recorded a loss of $5,005 related to the disposal of certain terrestrial repeater equipment as a result of the optimization of our terrestrial repeater network. In addition, broadcast operations expense decreased $273, primarily as a result of reduced costs associated with system testing, the majority of which took place prior to and immediately following the launch of our service in February 2002, offset by an increase of $455 for royalties associated with the use of security software to prevent the theft of our service. Satellite operations expense increased $155, which was primarily attributable to a full year of storage costs for our spare satellite that was delivered in April 2002, and an increase of $538 primarily for site related costs as a result of additions to our terrestrial repeater network. As of December 31, 2003, we had 133 terrestrial repeaters in operation as compared to 98 as of December 31, 2002.

    We expect a significant portion of our satellite and transmission expenses to remain relatively constant. Any increases or decreases in these expenses will be due to costs of insuring our in-orbit satellites and additions to our terrestrial repeater network.

    Programming and Content. Programming and content expenses increased $7,670 to $30,398 for the year ended December 31, 2003 from $22,728 for the year ended December 31, 2002. Programming and content expenses include costs to create, produce and acquire content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees and purchase advertising on media properties owned or controlled by the licensor. In addition, certain agreements include guaranteed obligations, which we recognize on a straight-line basis over the term of the applicable agreement. Advertising revenue share is expensed as the associated revenue is recognized; license fees are expensed as the programming is aired; and purchased advertising is recorded as a sales and marketing expense when the advertising is aired. The costs of sports programming agreements which are for a specified number of events are amortized on an event-by-event basis; and those which are for specified seasons are amortized over the seasons on a straight-line basis. The increase in programming and content expenses was attributable to an increase of $5,319 for costs to create, produce and acquire content primarily as a result of the acquisition of additional content from third parties and consultant costs incurred to assist us with the acquisition of content and an increase of $1,216 for additional on-air talent. We have also entered into agreements with various rights organizations pursuant to which we pay royalties for public performances of music. These agreements include fixed and variable payment obligations. We record variable broadcast royalties as they are incurred and fixed obligations on a straight-line basis over the term of the applicable agreement. Broadcast royalties increased $1,135 as a result of a full year of operations in 2003.

    We anticipate that our programming and content costs will increase significantly as we continue to develop our streams. Our agreement with the NFL will result in additional programming and content expenses over the next seven years. We have agreed to pay the NFL an aggregate of $188,000 in license fees and we have issued to the NFL 15,173,070 shares of our common stock (which were originally valued at $32,000) and warrants, which we refer to as media-based warrants, to purchase 16,666,665 shares of our common stock at a price of $2.50 per share, which vest upon delivery to us of media assets by the NFL and its member clubs. A portion of the expense associated with the media-based warrants we granted the NFL will be allocated to programming and content expense as NFL member clubs deliver to us content for use on the NFL Satellite Radio Network. Expense associated with these warrants is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the performance criteria are met; therefore, our expense is not readily predictable.

    Customer Service and Billing. Customer service and billing costs increased $15,795 to $23,657 for the year ended December 31, 2003 from $7,862 for the year ended December 31, 2002. Customer service and billing costs include costs associated with the operation of our customer service center and subscriber management system. Customer service center costs increased $2,036, which is primarily a result of an increase in the number of representatives at our customer service center needed to support the growth of our subscriber base. Subscriber management and billing expense increased $13,759, which was primarily due to a $14,465 loss on the disposal of our prior subscriber management system upon termination of our agreement with the provider. Excluding this one-time charge, subscriber management and billing expense decreased $706 as a result of reduced operation fees associated with our new subscriber management system, which we began using in May 2003.

    Our new system effectively manages our subscriber data, bills subscribers and interfaces with our conditional access system. We continue to evaluate the effectiveness of our new system, and implement enhancements to the system. We expect our total customer care and billing costs to increase and our costs per gross activation to decrease as our subscriber base grows.

    Sales and Marketing. Sales and marketing expenses increased $33,869 to $121,216 for the year ended December 31, 2003 from $87,347 for the year ended December 31, 2002. Sales and marketing expenses include advertising media and production activities and payments to reimburse retailers, distributors, radio manufacturers and automakers for marketing and promotional activities.

            Advertising Media and Production. Advertising media and production expense includes promotional events, sponsorships, media, advertising production and market research. Media is expensed when it is aired and advertising production costs are expensed as incurred. Advertising media and production expense increased $18,555 as a result of increased cable and network television, magazine advertising and sponsorship activities.

            Retail and Distribution. Retail and distribution expense includes the costs of advertising, residual payments, and the costs of market development funds and in-store merchandising. Advertising is expensed as incurred. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer and are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers and radio manufacturers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. Retail and distribution expense increased $5,278, which is primarily a result of an increase in advertising in retailer circulars, offset by a decrease in retailer and radio manufacturer market development funds.

            Automakers. We have entered into agreements with DaimlerChrysler, Ford, BMW and other automakers pursuant to which such automakers may manufacture, market and sell vehicles which are equipped with SIRIUS radios ('Enabled Vehicles'). Under many of these agreements, we share a portion of the revenue we derive from subscribers using Enabled Vehicles. This revenue share is expensed as the corresponding subscription revenue is earned. We also reimburse automakers for certain advertising, promotional, hardware and engineering costs. We record expenses associated with these reimbursements as incurred or on a straight-line basis over the contract period for guaranteed obligations. Costs associated with the distribution of SIRIUS radios through automakers increased $10,036 as a result of an increase in cooperative advertising with automakers and an increase in the maintenance costs of SIRIUS radios associated with our Hertz program.

            We have issued a warrant to purchase 4,000,000 shares of our common stock to each of DaimlerChrysler and Ford. These warrants become exercisable based on, among other conditions, the number of Enabled Vehicles the automakers manufacture. We record warrant expense based upon the performance of the automakers in manufacturing Enabled Vehicles and the fair value of the warrants at each reporting date. The final measurement date of these warrants will be the date that each performance commitment for such warrants is satisfied. We recorded
        $445 of expense associated with these warrants during the year ended December 31, 2003. We did not recognize any costs associated with these warrants during the year ended December 31, 2002.

    We expect sales and marketing expenses to increase significantly in the future as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Such increase will include the impact of the agreements we entered into in January and February 2004 with Penske, RadioShack, EchoStar and the NFL. Pursuant to these agreements, we expect to incur additional expense in connection with joint marketing efforts and the issuance of warrants to purchase our common stock. Expense associated with joint marketing efforts will be expensed as incurred, while expense associated with the issuance of warrants will be recognized based on the fair value of the warrants as certain targets or milestones are achieved. A portion of the fair value of the media-based warrants issued in connection with our NFL agreement will be expensed over the NFL season to sales and marketing expense with respect to that portion of the warrants attributable to marketing activities only. Expense associated with warrants is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the performance criteria are met; therefore, our expense is not readily predictable.

    Subscriber Acquisition Costs. Subscriber acquisition costs increased $53,822 to $74,860 for the year ended December 31, 2003 from $21,038 for the year ended December 31, 2002. Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers, retailers and payments to Agere Systems, Inc., or Agere, for chip sets. Certain subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

    The increase in subscriber acquisition costs is attributable to higher shipments of SIRIUS radios to support sales in the period; an increase in commissions as a result of higher activations in 2003; an increase in chip set subsidies as a result of purchase commitments under our contract with Agere, which were not required to support 2003 sales; and the effect of promotional activities. In addition to chip set subsidies included in subscriber acquisition costs, for the year ended December 31, 2003, approximately $4,000 of chip sets delivered to us by Agere under our agreement will be shipped to radio manufacturers in future periods, and are included in other current assets on our consolidated balance sheets as of December 31, 2003.

    Subscriber acquisition costs per gross activation, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber acquisition costs and the negative margins from the sale of SIRIUS radios over the number of gross activations for the period and is used by us as a key operating performance indicator. Total subscriber acquisition costs per gross activation for the year ended December 31, 2003 was $293. Of this amount, approximately $81 per gross activation represented the costs of promotional activities. Subscriber acquisition costs per gross activation, net of promotional activities, was approximately $212 per gross activation for the year ended December 31, 2003.

    We expect total subscriber acquisition costs to increase in the future as our gross activations increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. Subscriber acquisition costs in future periods are also expected to include expense for the fair value of the bounty-based warrants we granted to the NFL. These warrants are earned by the NFL as we acquire subscribers which are directly trackable through efforts of the NFL. Expense associated with these warrants is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the subscriber targets are met; therefore, our expense is not readily predictable. We do anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components.

    General and Administrative. General and administrative expenses increased $5,529 to $36,211 for the year ended December 31, 2003 from $30,682 for the year ended December 31, 2002. General and administrative expenses include rent and occupancy, accounting, legal and investor relations costs. The increase was primarily a result of $6,846 of legal fees and settlement costs associated with the termination of our agreement with the prior provider of our subscriber management system and a $1,158 increase in corporate insurance. This increase was partially offset by $432 of reduced rent and occupancy costs as a result of the termination of leases for non-essential office space during 2002 for which we recognized a loss on disposal of assets of $924. This loss was included in general and administrative expense for the year ended December 31, 2002.

    Research and Development. Research and development expense decreased $5,553 to $24,534 for the year ended December 31, 2003 from $30,087 for the year ended December 31, 2002. Research and development costs include the costs to develop our next generation chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers. Our agreement with Agere to develop and produce chip sets for use in SIRIUS radios requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement, and requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production, respectively. The decrease in research and development expense is primarily a result of $8,134 paid to Panasonic in 2002 to release us from a radio purchase commitment and to reduce the factory price of SIRIUS radios. Excluding this one-time item, research and development expense increased $2,581 primarily as a result of $6,997 in costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers offset by a decrease of $4,575 in chip set development costs as we completed our first generation of chip sets.

    We expect our research and development expense to increase as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products.

    Depreciation Expense. Depreciation expense increased $12,606 to $95,353 for the year ended December 31, 2003 from $82,747 for the year ended December 31, 2002. The increase was due to a full period of depreciation of our satellite radio system, which began in February 2002, offset by reduced depreciation expense as a result of the disposal of our prior subscriber management system.

    Non-Cash Stock Compensation. We recognized non-cash stock compensation expense of $11,454 and a non-cash stock compensation benefit of $7,867 for the years ended December 31, 2003 and 2002, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options and restricted stock units and the issuance of our common stock to employees and employee benefit plans. The increase in 2003 is a result of the issuance of approximately 48 million stock-based awards to employees and consultants, which include a combination of stock options with an exercise price of $1.04 per share and restricted stock units. The difference between the exercise price and the market price on the date of grant is recorded to non-cash stock compensation expense over the applicable vesting period. Included in non-cash stock compensation expense for the year ended December 31, 2003 is $5,251 associated with the accelerated vesting of options upon the satisfaction of performance criteria in 2003. Future non-cash stock compensation is contingent upon a number of factors, including the price of our common stock and the vesting date of stock options and restricted stock units, and could materially change.

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

    Interest Expense. Interest expense decreased $55,653 to $50,510 for the year ended December 31, 2003 from $106,163 for the year ended December 31, 2002. We capitalized $5,426 of interest costs during the year ended December 31, 2002. We did not capitalize any interest costs during the year ended December 31, 2003. The decrease in interest expense was primarily attributable to the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003. Interest expense also includes costs incurred as a result of the exchange of debt for our common stock. Such debt conversion costs represent the loss on conversion and the write-off of unamortized debt issuance costs associated with the debt exchanged. Debt conversion costs were $19,439 and $9,650 for the years ended December 31, 2003 and 2002, respectively. Debt conversion costs for 2003 were a result of the issuance of 54,805,993 shares of our common stock for $65,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. Conversion costs for 2002 were a result of the issuance of 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    Total Revenue. We had total revenue of $805 for the year ended December 31, 2002, including subscriber revenue of $623, consisting of subscription and non-refundable activations fees, advertising revenue of $146 and revenue from other sources of $36. We did not have any revenue for the year ended December 31, 2001, as we were in our development stage.

    Subscriber Revenue. The increase in subscriber revenue was attributable to the growth of subscribers to our service. We added 29,947 net new subscribers during the year ended December 31, 2002 and had 29,947 subscribers as of December 31, 2002. Subscriber revenue for the year ended December 31, 2002 included subscription revenue of $1,016 and activation revenue of $33, which was offset by $426 of costs associated with our mail-in rebate program.

    Average monthly revenue per subscriber, or ARPU. ARPU for the year ended December 31, 2002 was $7.47. This amount included the negative effects of mail-in rebate programs of $5.11 and the negative effects of Hertz subscribers of $0.06. The Hertz program generated $5.11 of revenue per subscriber per month for the year ended December 31, 2002, resulting in dilution to ARPU.

    Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber for the year ended December 31, 2002:

                                                               2002
                                                               ----
Average monthly revenue per subscriber......................  $12.64
Effects of Hertz subscribers................................   (0.06)
                                                              ------
ARPU before effects of rebates..............................   12.58
Effects of rebate programs..................................   (5.11)
                                                              ------
Reported ARPU...............................................  $ 7.47
                                                              ------
                                                              ------
Average monthly revenue per Hertz subscriber................  $ 5.11
                                                              ------
                                                              ------

    Satellite and Transmission. Satellite and transmission expenses increased $8,252 to $39,308 for the year ended December 31, 2002 from $31,056 for the year ended December 31, 2001. The increase in satellite and transmission expenses is primarily attributable to an increase of $6,601 in expense related to our terrestrial repeater network operations, which included a loss of $5,005 related to the disposal of equipment as a result of the optimization of our terrestrial repeater network and an additional $1,596 of expense related to the expansion of our terrestrial repeater network resulting in additional site leases and utilities costs. In addition, our in-orbit satellite insurance increased $886 as a result of higher costs to insure our in-orbit satellites and broadcast operations expense increased $796 as a result of costs associated with system testing, the majority of which took place prior to and immediately following the launch of our service in February 2002. These increases were offset by a decrease of $31 in satellite operations expense.

    Programming and Content. Programming and content expenses increased $12,892 to $22,728 for the year ended December 31, 2002 from $9,836 for the year ended December 31, 2001. The increase in programming and content expenses was attributable to an additional $4,052 for the acquisition of content from third parties to expand our stream lineup, $2,619 in on-air talent costs as a result of the launch of commercial operations in February 2002, and $6,221 in broadcast royalties. We did not incur any broadcast royalties during 2001 as we commenced commercial operations in February 2002.

    Customer Service and Billing. Customer service and billing costs increased $1,290 to $7,862 for the year ended December 31, 2002 from $6,572 for the year ended December 31, 2001. Customer service center costs increased $1,218 as a result of an increase in the number of representatives at our customer service center to support the growth of our subscriber base. Subscriber management and billing expense increased $72 for the year ended December 31, 2002.

    Sales and Marketing. Sales and marketing expenses increased $65,781 to $87,347 for the year ended December 31, 2002 from $21,566 for the year ended December 31, 2001.

            Advertising Media and Production. Advertising media and production expense increased $31,101 as a result of cable and network television, radio and magazine advertising and sponsorship activities.

            Retail and Distribution. Retail and distribution expense increased $30,889 as a result of increases in development funds paid to retailers and radio manufacturers, the cost of point-of-sale materials and the cost of outsourced retail services.

            Automakers. Costs associated with the distribution of SIRIUS radios through our automotive partners increased $3,791 as a result of development funds paid to automakers to reimburse them for costs associated with the marketing and sale of SIRIUS radios.

    Subscriber Acquisition Costs. Subscriber acquisition costs were approximately $21,038 for the year ended December 31, 2002. We did not incur any subscriber acquisition costs during the year ended December 31, 2001 as we were in our development stage.

    General and Administrative. General and administrative expenses increased $2,146 to $30,682 for the year ended December 31, 2002 from $28,536 for the year ended December 31, 2001. The increase in 2002 was associated with increased consulting, legal and investor relations costs and a loss of $924 on the disposal of assets associated with terminating a lease on non-essential office space. This increase was offset by a reduction in rent and occupancy costs of approximately $4,500 primarily attributable to the lease termination.

    Research and Development. Research and development costs decreased $17,707 to $30,087 for the year ended December 31, 2002 from $47,794 for the year ended December 31, 2001. The decrease in 2002 is primarily a result of a decrease in chip set development costs of $14,728. This decrease is a result of the completion of development work for our first generation of chip sets.

    Depreciation Expense. Depreciation expense increased $73,695 to $82,747 for the year ended December 31, 2002 from $9,052 for the year ended December 31, 2001. The increase is due to the depreciation of our satellite system and terrestrial repeater network, which began during 2002, our first year of commercial operations.

    Non-Cash Stock Compensation. We recognized a non-cash stock compensation benefit of $7,867 and non-cash stock compensation expense of $14,044 for the years ended December 31, 2002 and 2001, respectively. The non-cash stock compensation benefit for 2002 and expense for 2001 was principally due to the repricing of certain employee stock options in April 2001. We may record future non-cash stock compensation benefit or expense related to the repriced stock options based on the market value of our common stock at the end of each reporting period.

    Debt Restructuring. Expenses associated with the restructuring of our debt, consisting primarily of advisory and legal fees, totaled $8,448 for the year ended December 31, 2002. In addition, we incurred costs of $4,259 related to the sale of common stock in connection with our recapitalization, which costs were used in determining the net proceeds from the sale of common stock.

    Gain on Extinguishment of Debt. We recognized a gain of $5,313 on the extinguishment of debt during 2001 in connection with the exchange of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007 for shares of our common stock.

    Interest and Investment Income. Interest and investment income decreased $11,809 to $5,257 for the year ended December 31, 2002 from $17,066 for the year ended December 31, 2001. This decrease was attributable to lower returns on our investments in U.S. government securities and lower average balances of cash, cash equivalents and marketable securities during 2002.

    Interest Expense. Interest expense increased $16,477 to $106,163 for the year ended December 31, 2002 from $89,686 for the year ended December 31, 2001. We capitalized interest costs of $5,426 and $19,270 for the years ended December 31, 2002 and 2001, respectively. Interest expense increased $15,086 primarily as a result of reduced capitalized interest associated with the completion of our satellite system and terrestrial repeater network. Debt conversion costs in 2002 increased $1,391 as a result of the issuance of 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest. Debt conversion costs for 2001 were a result of the issuance of 2,283,979 shares of our common stock in exchange for $34,900 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through the sale of debt and equity securities. As of December 31, 2003, we had cash, cash equivalents and marketable securities totaling $549,883 and working capital of $497,661, compared with cash, cash equivalents and marketable securities totaling $173,702 and working capital of $151,289 as of December 31, 2002. During 2003, our recapitalization and our issuance of convertible debt and common stock in exchange for net proceeds of $686,883 substantially improved our liquidity.

    In February 2004, we signed a seven-year programming and marketing agreement with the NFL. In connection with this agreement, we paid $5,000 in December 2003, $5,000 in February 2004 and $85,000 was deposited in escrow. We are not required to make further payments to the NFL until August 2009. In February 2004, we also issued $250,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009, resulting in net proceeds of $244,625. We intend to use these proceeds for general corporate purposes, including investments in programming and infrastructure and to pay the costs of retail and automotive distribution arrangements. In January

2004, we also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with Blackstone's exercise of certain warrants.

    Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. As of December 31, 2003, we had 261,061 subscribers. We currently expect that we will need approximately two million subscribers before we achieve cash flow breakeven, which we estimate will occur by the end of 2005. We may change our plans and, as a result, our actual funding requirements could vary materially. We may need to raise additional funds through the sale of additional debt and equity securities to fund costs that are not contemplated by our business plan. Such costs may include the costs of acquiring new programming as well as distribution costs and subscriber acquisition costs, investing in our infrastructure and/or potential acquisitions. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fiscal obligations and could result in operating covenants that would restrict our operations. We cannot provide assurance that these additional sources of funds will be available, or, if available, would have reasonable terms.

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

    Net cash used in operating activities decreased $36,324 to $284,487 for the year ended December 31, 2003 from $320,811 for the year ended December 31, 2002. The decrease in cash used in operations is primarily attributable to the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $283,303 for the year ended December 31, 2003 from $244,249 for the year ended December 31, 2002. This increase in cash used in operations was primarily attributable to the growth of our business. We experienced increases in our cost of services and other operating expenses primarily to obtain additional content on our music and non-music streams and to market our service to potential future subscribers. In addition, our cash outflows increased as we continued to pay incentives and subsidies to acquire new subscribers. We expect to continue to use cash during 2004 to fund our operations. These net outflows of cash were offset by the net inflow of cash from subscribers on annual subscription plans and certain other prepaid subscription programs for which we recorded additional deferred revenue for the year ended December 31, 2003. We expect such deferred revenue balances to increase in future periods as our subscriber base grows.

    Net cash provided by investing activities decreased $94,623 to $105,056 for the year ended December 31, 2003 from $199,679 for the year ended December 31, 2002. The change from the prior period was principally due to the effect of purchases and maturities of marketable securities and maturities of restricted investments. Excluding such transactions, net cash used in investing activities decreased to $20,118 for the year ended December 31, 2003 from $41,625 for the year ended December 31, 2002. This decrease was a result of a reduction in capital expenditures in 2003 as we substantially completed the build-out of our terrestrial repeater network during 2002.

    Net cash provided by financing activities increased $547,254 to $682,035 for the year ended December 31, 2003 from $134,781 for the year ended December 31, 2002. During 2003, we sold 371,151,111 shares of common stock in various offerings resulting in net proceeds of $491,609. In addition, we issued $201,250 in principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224, and incurred costs associated with our debt restructuring of $4,737. During the year ended December 31, 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500 and paid fees associated with our recapitalization of $12,707.

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    Net cash used in operating activities decreased $13,943 to $320,811 for the year ended December 31, 2002 from $334,754 for the year ended December 31, 2001. The decrease in cash used in operations was primarily attributable to the nature of our transactions in marketable securities during 2002 and the change in the classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities. Transactions relating to trading securities are considered operating activities; transactions relating to available-for-sale securities are considered investing activities. Excluding our transactions in marketable securities, cash used in operating activities increased to $244,249 for the year ended December 31, 2002 from $152,439 for the year ended December 31, 2001. This increase was primarily due to the cost of our sales and marketing campaign in 2002 in connection with the launch of our service, the costs of acquiring subscribers and the cost of producing our music and non-music programming. In addition, during 2002 we paid for certain subscriber acquisition costs, advertising media and in-orbit satellite insurance in advance of incurring the expense.

    Net cash provided by investing activities increased $249,825 to $199,679 for the year ended December 31, 2002 from net cash used in investing activities of $50,146 for the year ended December 31, 2001. The change from the prior period was principally due to a change in the classification of our marketable securities from trading securities to available-for-sale securities during the second quarter of 2002. Excluding our transactions in restricted investments and available-for-sale securities, cash used in investing activities decreased to $41,625 for the year ended December 31, 2002 from $78,696 for the year ended December 31, 2001. This decrease was a result of reduced capital expenditures during the year ended December 31, 2002 for the construction of our satellite system, which was substantially completed by December 31, 2001, offset by expenditures for the build-out of our terrestrial repeater network during 2002.

    Net cash provided by financing activities decreased $240,448 to $134,781 for the year ended December 31, 2002 from $375,229 for the year ended December 31, 2001. During 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500 and paid fees associated with our recapitalization of $12,707. During 2001, we completed an equity offering resulting in net proceeds of $229,300 and had net borrowings under our Lehman term loan facility of $145,000.

RECENT DEBT AND EQUITY TRANSACTIONS; RECAPITALIZATION

    We entered into debt and equity transactions in 2004 to improve our financial position. Specifically,

     in February 2004, we issued $250,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 in a private placement pursuant to Rule 144A under the Securities Act resulting in net proceeds of $244,625. Our
     2 1/2% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of
     226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments;

     in February 2004, Blackstone exercised 25,296 warrants, with an exercise price of $1.04 per share, and 16,864 warrants, with an exercise price of $0.92 per share, through a cashless exercise. In connection with these exercises, we issued 28,432 shares of common stock to Blackstone;

     in January 2004, Blackstone exercised 4,205,503 warrants, with an exercise price of $1.04 per share, and 16,822,009 warrants, with an exercise price of $0.92 per share. In connection with these exercises, we issued 21,027,512 shares of common stock for $19,850 in net proceeds; and

     in January 2004, we issued 56,409,853 shares of common stock in exchange for $69,000 in principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. Following this exchange, $67,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 was outstanding.

After giving effect for these transactions, our cash, cash equivalents and marketable securities and total outstanding debt would have been as follows:

                                                     AS OF DECEMBER 31, 2003
                                                     ------------------------
                                                      ACTUAL     AS ADJUSTED
                                                      ------     -----------
                                                                 (UNAUDITED)
Cash, cash equivalents and marketable securities...  $549,883      $814,358
Total outstanding debt.............................  $194,803      $375,803

    Debt and equity transactions that occurred during 2003 and 2002 which impacted our liquidity and capital resources to improve our financial position included the following:

     in December 2003, we issued 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. In connection with this transaction, we incurred debt conversion costs of $19,439;

     in November 2003, we sold 73,170,732 shares of our common stock in an underwritten public offering resulting in net proceeds of $149,600;

     in June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $144,897;

     in May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3 1/2% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments;

     in March 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt; we issued 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, 9.2% Series B Junior Cumulative Convertible Preferred Stock and 9.2% Series D Junior Cumulative Convertible Preferred Stock; and we sold 211,730,379 shares of our common stock for an aggregate of $200,000. In March 2003, we recorded a gain of $256,538 and a deemed dividend of $79,510 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007,
     14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring; and

     in January 2002, we sold 16,000,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $147,500.

2003 LONG-TERM INCENTIVE PLAN

    In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the '2003 Plan'), and on March 4, 2003 our stockholders approved this plan. The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees and consultants are eligible to receive awards under the 2003 Plan. As of December 31, 2003, approximately 114,206,000 shares of our common stock were available for grant under the 2003 Plan.

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

    During the year ended December 31, 2003, we granted a total of 47,707,250 stock options to employees and consultants with an exercise price of $1.04 per share. Approximately 42% of these options vest ratably over three years, 25% vest in July 2008 with acceleration to March 2004 if performance criteria are satisfied in 2003 and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. During the year ended December 31, 2003, the vesting provisions of certain options accelerated to March 15, 2004 upon the satisfaction of performance criteria. The exercise of vested options could potentially result in an inflow of cash in future periods.

CONTRACTUAL COMMITMENTS

    We have entered into various contracts which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual commitments as of December 31, 2003:

                             2004      2005      2006      2007       2008     THEREAFTER    TOTAL
                             ----      ----      ----      ----       ----     ----------    -----
Long-term debt
  obligations............  $ 13,688   $13,688   $13,688   $42,888   $145,558    $36,542     $266,052
Lease obligations........     7,870     7,193     6,393     6,181      6,121     30,121       63,879
Satellite and
  transmission...........     2,374     2,374     2,374     2,374      2,374     16,621       28,491
Programming and
  content................    28,296    32,591    23,750     2,002      1,000      --          87,639
Customer service and
  billing................     2,984     1,440       360     --         --         --           4,784
Sales and marketing......    17,190     7,511     6,216     4,500      --         --          35,417
Research and
  development............    13,736     4,129     --        --         --         --          17,865
Chip set development and
  production.............    14,400     --        --        --         --         --          14,400
                           --------   -------   -------   -------   --------    -------     --------
Total contractual
  commitments............  $100,538   $68,926   $52,781   $57,945   $155,053    $83,284     $518,527
                           --------   -------   -------   -------   --------    -------     --------
                           --------   -------   -------   -------   --------    -------     --------

LONG-TERM DEBT OBLIGATIONS

    Long-term debt obligations include principal and interest payments. As of December 31, 2003, we had $197,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009, $136,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 and $1,744 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009.

OPERATING LEASES

    We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

SATELLITE AND TRANSMISSION

    We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

PROGRAMMING AND CONTENT

    We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music. We have agreed to pay the NFL an aggregate of $188,000 in license fees.

Since this commitment was not effective as of December 31, 2003, this amount is not reflected in the contractual commitments table.

CUSTOMER SERVICE AND BILLING

    We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

SALES AND MARKETING

    We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

RESEARCH AND DEVELOPMENT

    We have entered into agreements with automakers that anticipate the incorporation of SIRIUS radios into vehicles manufactured by these automakers. We have agreed to reimburse them for certain engineering and development costs.

CHIP SET DEVELOPMENT AND PRODUCTION

    We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement.

JOINT DEVELOPMENT AGREEMENT

    Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the year ended December 31, 2003, we incurred costs of $306 under this agreement. We did not incur any costs associated with the joint development agreement during the year ended December 31, 2002. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

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

    We are required under the terms of certain agreements to provide letters of credit which place restrictions on our cash and cash equivalents. As of December 31, 2003 and 2002, $8,747 and $7,200, respectively, were classified as restricted investments to secure our reimbursement obligations under these letters of credit.

    We have not entered into any off-balance sheet arrangements or transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in note 2 to the consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

    Subscription Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force No. 01-09, 'Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products),' an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscription revenue in the period the subscriber activates our service.

    Stock-Based Compensation. In accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options is also accelerated.

    We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation.'

    In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

    In accordance with Emerging Issues Task Force 96-18, 'Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,' we record expense based upon performance and the fair value of equity instruments issued to other than employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

    Subscriber Acquisition Costs. Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers and retailers and payments to Agere for chip set production. Certain subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. Subscriber acquisition costs are expensed as incurred. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

    We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement, and requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production, respectively. Costs allocated to chip set production are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers. Chip sets that are shipped to us are recorded as inventory and expensed as subscriber acquisition costs when shipped to radio manufacturers.

    Long-Lived Assets. We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

    Useful Life of Satellite System. Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are fifteen years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. If placed into orbit, our spare satellite is expected to operate effectively for fifteen years. Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites since 1997, including our satellites. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

    FCC License. We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. In accordance with SFAS No. 142, 'Goodwill and Other Intangible Assets,' we completed an impairment analysis of our FCC license on November 1, 2003, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

    Accrued Expenses. Payments owed to our manufacturing and distribution partners and other service providers are expensed during the month in which the applicable service is performed. The amount of these expenses is dependent upon information provided by our internal systems and processes and partner systems and processes. Due to the length of time necessary to receive accurate information from these partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the time requirements, and close working relationships with our partners.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), 'Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.' This Interpretation, which replaces FASB Interpretation No. 46, 'Consolidation of Variable Interest Entities,' addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. This Interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004 and did not have an impact on our consolidated results of operations or financial position.

    In May 2003, the FASB issued SFAS No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,' which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our consolidated results of operations or financial position.

    In April 2003, the FASB issued SFAS No. 149, 'Amendment of Statement 133 on Derivative Instruments and Hedging Activities.' SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. This statement did not have an impact on our consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    As of December 31, 2003, we did not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements contained in Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our President and Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

    There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item for executive officers is set forth under the heading 'Executive Officers of the Registrant' in Part I, Item 1, of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of stockholders to be held on May 25, 2004, and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    (b) Reports on Form 8-K

        On October 29, 2003, we filed a Current Report on Form 8-K reporting our results for the quarter ended September 30, 2003.

        On December 3, 2003, we filed a Current Report on Form 8-K to report that we had entered into a Terms Agreement, which incorporated by reference our Form Underwriting Agreement attached thereto, with UBS Securities LLC (the 'Terms Agreement'). Pursuant to the Terms Agreement, we issued 73,170,732 shares of our common stock, par value $.001 per share, under our Registration Statement on Form S-3 (File No. 333-108387) on November 24, 2003.

        On December 16, 2003, we filed a Current Report on Form 8-K to announce that we had signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL 'shield' logo and collective NFL team trademarks.

    As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to the Securities and Exchange Commission in compliance with its rules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2004.

                                            SIRIUS SATELLITE RADIO INC.

                                           By:         /s/ DAVID J. FREAR
                                                ................................
                                                        DAVID J. FREAR
                                                 EXECUTIVE VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                         DATE
               ---------                                   -----                         ----
         /s/ JOSEPH P. CLAYTON           President and Chief Executive Officer and  March 12, 2004
........................................    Director (Principal Executive Officer)
          (JOSEPH P. CLAYTON)

          /s/ DAVID J. FREAR             Executive Vice President and Chief         March 12, 2004
........................................    Financial Officer (Principal Financial
           (DAVID J. FREAR)                Officer)

         /s/ EDWARD WEBER, JR.           Vice President and Controller              March 12, 2004
........................................    (Principal Accounting Officer)
          (EDWARD WEBER, JR.)

           /s/ LEON D. BLACK             Director                                   March 12, 2004
........................................
            (LEON D. BLACK)

       /s/ LAWRENCE F. GILBERTI          Director                                   March 12, 2004
........................................
        (LAWRENCE F. GILBERTI)

          /s/ JAMES P. HOLDEN            Director                                   March 12, 2004
........................................
           (JAMES P. HOLDEN)

       /s/ WARREN N. LIEBERFARB          Director                                   March 12, 2004
........................................
        (WARREN N. LIEBERFARB)

                                         Director                                   March 12, 2004
........................................
        (MICHAEL J. MCGUINESS)

          /s/ JAMES F. MOONEY            Director                                   March 12, 2004
........................................
           (JAMES F. MOONEY)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................   F-2
Report of Independent Public Accountants....................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   F-4
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   F-7
Notes to Consolidated Financial Statements..................   F-9
Schedule II -- Schedule of Valuation and Qualifying
  Accounts..................................................  F-33

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiary:

    We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. and Subsidiary (the 'Company') as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 26, 2002.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
January 23, 2004

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. SEE
EXHIBIT 23.2 FOR A FURTHER DISCUSSION.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
March 26, 2002

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003        2002        2001
                                                                ----        ----        ----
Revenue:
    Subscriber revenue, including effects of mail-in
      rebates...............................................  $  12,615   $     623   $  --
    Advertising revenue, net of agency fees.................        116         146      --
    Equipment revenue.......................................         61      --          --
    Other revenue...........................................         80          36      --
                                                              ---------   ---------   ---------
Total revenue...............................................     12,872         805      --
                                                              ---------   ---------   ---------
Operating expenses:
    Cost of services (excludes depreciation expense shown
      separately below):
        Satellite and transmission..........................     32,604      39,308      31,056
        Programming and content.............................     30,398      22,728       9,836
        Customer service and billing........................     23,657       7,862       6,572
        Cost of equipment...................................        115      --          --
    Sales and marketing.....................................    121,216      87,347      21,566
    Subscriber acquisition costs............................     74,860      21,038      --
    General and administrative..............................     36,211      30,682      28,536
    Research and development................................     24,534      30,087      47,794
    Depreciation expense....................................     95,353      82,747       9,052
    Non-cash stock compensation expense (benefit) (1).......     11,454      (7,867)     14,044
                                                              ---------   ---------   ---------
Total operating expenses....................................    450,402     313,932     168,456
                                                              ---------   ---------   ---------
    Loss from operations....................................   (437,530)   (313,127)   (168,456)
Other income (expense):
    Debt restructuring......................................    256,538      (8,448)     --
    Gain on extinguishment of debt..........................     --          --           5,313
    Interest and investment income..........................      5,287       5,257      17,066
    Interest expense, net of amounts capitalized............    (50,510)   (106,163)    (89,686)
                                                              ---------   ---------   ---------
Total other income (expense)................................    211,315    (109,354)    (67,307)
                                                              ---------   ---------   ---------
    Net loss................................................   (226,215)   (422,481)   (235,763)
Preferred stock dividends...................................     (8,574)    (45,300)    (41,476)
Preferred stock deemed dividends............................    (79,634)       (685)       (680)
                                                              ---------   ---------   ---------
    Net loss applicable to common stockholders..............  $(314,423)  $(468,466)  $(277,919)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Net loss per share applicable to common stockholders (basic
  and diluted)..............................................  $   (0.38)  $   (6.13)  $   (5.30)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Weighted average common shares outstanding (basic and
  diluted)..................................................    827,186      76,394      52,427
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

---------

(1) Allocation of non-cash stock compensation expense (benefit) to other operating expenses:

   Satellite and transmission...............................  $       508   $    (1,403)  $     1,936
   Programming and content..................................        1,032        (1,807)        2,256
   Customer service and billing.............................          136          (172)          223
   Sales and marketing......................................        4,399        (1,046)        2,051
   General and administrative...............................        4,210        (1,616)        3,831
   Research and development.................................        1,169        (1,823)        3,747
                                                              -----------   -----------   -----------
       Total non-cash stock compensation expense
         (benefit)..........................................  $    11,454   $    (7,867)  $    14,044
                                                              -----------   -----------   -----------
                                                              -----------   -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                AS OF DECEMBER 31,
                                                                ------------------
                                                                 2003         2002
                                                                 ----         ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $  520,979   $   18,375
    Marketable securities...................................      28,904      155,327
    Prepaid expenses........................................      18,745       24,562
    Restricted investments..................................       1,997       --
    Other current assets....................................       9,039        1,345
                                                              ----------   ----------
        Total current assets................................     579,664      199,609
Property and equipment, net.................................     941,052    1,032,874
FCC license.................................................      83,654       83,654
Restricted investments, net of current portion..............       6,750        7,200
Deferred financing fees.....................................       5,704       12,803
Other long-term assets......................................         493        4,800
                                                              ----------   ----------
        Total assets........................................  $1,617,317   $1,340,940
                                                              ----------   ----------
                                                              ----------   ----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $   65,919   $   43,336
    Accrued interest........................................       1,349        3,234
    Deferred revenue........................................      14,735        1,750
                                                              ----------   ----------
        Total current liabilities...........................      82,003       48,320
Long-term debt..............................................     194,803      670,357
Accrued interest, net of current portion....................      --           46,914
Deferred revenue, net of current portion....................       3,724       --
Other long-term liabilities.................................      11,593        7,350
                                                              ----------   ----------
        Total liabilities...................................     292,123      772,941
                                                              ----------   ----------
Commitments and contingencies:
    9.2% Series A Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 4,300,000 shares authorized,
      no shares and 1,902,823 shares issued and outstanding
      at December 31, 2003 and December 31, 2002,
      respectively (liquidation preference of $ -- and
      $190,282), at net carrying value including accrued
      dividends.............................................      --          193,230
    9.2% Series B Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 2,100,000 shares authorized,
      no shares and 853,450 shares issued and outstanding at
      December 31, 2003 and December 31, 2002, respectively
      (liquidation preference of $ -- and $85,345), at net
      carrying value including accrued dividends............      --           84,781
    9.2% Series D Junior Cumulative Convertible Preferred
      Stock, $.001 par value: 10,700,000 shares authorized,
      no shares and 2,558,655 shares issued and outstanding
      at December 31, 2003 and December 31, 2002,
      respectively (liquidation preference of $ -- and
      $255,866), at net carrying value including accrued
      dividends.............................................      --          253,142
Stockholders' equity:
    Common stock, $.001 par value: 2,500,000,000 shares
      authorized, 1,137,758,947 and 77,454,197 shares issued
      and outstanding at December 31, 2003 and December 31,
      2002, respectively....................................       1,138           77
    Additional paid-in capital..............................   2,525,135      963,335
    Deferred compensation...................................     (47,411)      --
    Accumulated other comprehensive income..................          26          913
    Accumulated deficit.....................................  (1,153,694)    (927,479)
                                                              ----------   ----------
        Total stockholders' equity..........................   1,325,194       36,846
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $1,617,317   $1,340,940
                                                              ----------   ----------
                                                              ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                      OTHER
                                    ----------------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED
                                       SHARES       AMOUNT    CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT       TOTAL
                                       ------       ------   ----------   ------------   -------------   -----------   ----------
BALANCES, DECEMBER 31, 2000.......     42,107,957   $  42    $  559,676     $ --            $--          $ (269,235)   $  290,483

Net loss..........................       --          --          --           --             --            (235,763)     (235,763)

Sale of common stock to employee
 benefit plans....................         38,720    --             334       --             --              --               334

Compensation in connection with
 the issuance of stock options....       --          --          11,395       --             --              --            11,395

Sale of $.001 par value common
 stock, $21.00 per share, net of
 expenses.........................     11,500,000      12       229,288       --             --              --           229,300

Exchange of 8 3/4% Convertible
 Subordinated Notes due 2009,
 including accrued interest.......      2,283,979       2        42,676       --             --              --            42,678

Acquisition of 15% Senior Secured
 Discount Notes due 2007..........        948,565       1         8,588       --             --              --             8,589

Exercise of stock options, between
 $1.00 and $26.875 per share......        185,221    --             611       --             --              --               611

Issuance of common stock to
 employees and employee benefit
 plans............................        391,489    --           5,299       --             --              --             5,299

Issuance of warrants in connection
 with Lehman term loan............       --          --          11,879       --             --              --            11,879

Preferred stock dividends.........       --          --         (41,476)      --             --              --           (41,476)

Preferred stock deemed
 dividends........................       --          --            (680)      --             --              --              (680)
                                    -------------   ------   ----------     --------        ----         -----------   ----------

BALANCES, DECEMBER 31, 2001.......     57,455,931      57       827,590       --             --            (504,998)      322,649

Net loss..........................       --          --          --           --             --            (422,481)     (422,481)

Unrealized gain on
 available-for-sale securities....       --          --          --           --             913             --               913
                                                                                                                       ----------
Total comprehensive loss..........                                                                                       (421,568)
                                                                                                                       ==========
Issuance of common stock to
 employees and employee benefit
 plans............................        910,204       1         3,347       --             --              --             3,348

Compensation in connection with
 the issuance of stock options....       --          --          (9,495)      --             --              --            (9,495)

Warrant expense associated with
 acquisition of programming.......       --          --              20       --             --              --                20

Sale of $.001 par value common
 stock, $9.85 per share, net of
 expenses.........................     16,000,000      16       147,484       --             --              --           147,500

Exchange of 8 3/4% Convertible
 Subordinated Notes due 2009,
 including accrued interest.......      2,913,483       3        39,297       --             --              --            39,300

Exercise of stock options, $7.50
 per share........................          3,000    --              22       --             --              --                22

Issuance of common stock in
 connection with marketing
 agreement........................        150,000    --             129       --             --              --               129

Reduction of warrant exercise
 price in connection with the
 amendment to Lehman term loan....       --          --             926       --             --              --               926

Issuance of common stock in
 connection with conversion of
 10 1/2% Series C Convertible
 Preferred Stock in prior
 period...........................         21,579    --          --           --             --              --            --

Preferred stock dividends.........       --          --         (45,300)      --             --              --           (45,300)

Preferred stock deemed
 dividends........................       --          --            (685)      --             --              --              (685)
                                    -------------   ------   ----------     --------        ----         -----------   ----------

BALANCES, DECEMBER 31, 2002.......     77,454,197      77       963,335       --             913           (927,479)       36,846

                                                  (table continued on next page)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(table continued from previous page)

                                                                                          ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                      OTHER
                                    ----------------------    PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED
                                       SHARES       AMOUNT    CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT       TOTAL
                                       ------       ------   ----------   ------------   -------------   -----------   ----------
Net loss..........................       --          --          --           --            --             (226,215)     (226,215)
Change in unrealized gain on
 available-for-sale securities....       --          --          --           --             (887)           --              (887)
                                                                                                                       ----------
Total comprehensive loss..........                                                                                       (227,102)
                                                                                                                       ==========
Issuance of common stock to
 employees and employee benefit
 plans............................        810,814       1           537       --            --               --               538
Compensation in connection with
 the issuance of stock options....       --          --             535       --            --               --               535
Issuance of stock-based awards....       --          --          58,110      (58,110)       --               --            --
Cancellation of stock-based
 awards...........................       --          --            (135)         135        --               --            --
Amortization of deferred
 compensation.....................       --          --          --           10,564        --               --            10,564
Warrant expense associated with
 sales and marketing agreement....       --          --             445       --            --               --               445
Sale of common stock, par value
 $.001 per share, at $0.92 and
 $1.04 per share, net of
 expenses.........................    211,730,379     212       192,641       --            --               --           192,853
Exchange of Lehman term loans,
 including accrued interest.......    120,988,793     121        85,781       --            --               --            85,902
Exchange of Loral term loans,
 including accrued interest.......     58,964,981      59        41,806       --            --               --            41,865
Exchange of 15% Senior Secured
 Discount Notes due 2007,
 including accrued interest.......    204,319,915     204       144,863       --            --               --           145,067
Exchange of 14 1/2% Senior Secured
 Notes due 2009, including accrued
 interest.........................    148,301,817     148       105,146       --            --               --           105,294
Exchange of 8 3/4% Convertible
 Subordinated Notes due 2009,
 including accrued interest.......     12,436,656      13        24,342       --            --               --            24,355
Exchange of 9.2% Series A and B
 Junior Cumulative Convertible
 Preferred Stock, including
 accrued dividends................     39,927,796      40       304,807       --            --               --           304,847
Exchange of 9.2% Series D Junior
 Cumulative Convertible Preferred
 Stock, including accrued
 dividends........................     37,065,069      37       283,748       --            --               --           283,785
Issuance of warrants in connection
 with the exchange of 9.2%
 Series A, B and D Junior
 Cumulative Convertible Preferred
 Stock, at $0.92 and $1.04 per
 share............................       --          --          30,731       --            --               --            30,731
Sale of common stock, par value
 $.001 per share, $1.80 per share,
 net of expenses..................     86,250,000      86       144,811       --            --               --           144,897
Sale of common stock, par value
 $.001 per share, $2.10 per share,
 net of expenses..................     73,170,732      73       149,527       --            --               --           149,600
Exercise of warrants, $1.04 per
 share............................     11,531,805      12           (12)      --            --               --            --
Exchange of 3 1/2% Convertible
 Notes due 2008, including accrued
 interest.........................     54,805,993      55        82,325       --            --               --            82,380
Preferred stock dividends.........       --          --          (8,574)      --            --               --            (8,574)
Preferred stock deemed
 dividends........................       --          --         (79,634)      --            --               --           (79,634)
                                    -------------   ------   ----------     --------         ----        -----------   ----------
BALANCES, DECEMBER 31, 2003.......  1,137,758,947   $1,138   $2,525,135     $(47,411)        $ 26        $(1,153,694)  $1,325,194
                                    -------------   ------   ----------     --------         ----        -----------   ----------
                                    -------------   ------   ----------     --------         ----        -----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2003        2002        2001
                                               ---------   ---------   ---------
Cash flows from operating activities:
   Net loss..................................  $(226,215)  $(422,481)  $(235,763)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation expense..................     95,353      82,747       9,052
       Non-cash interest expense.............     22,708      58,957      54,889
       Non-cash stock compensation expense
         (benefit)...........................     11,454      (7,867)     14,044
       Loss on disposal of assets............     15,493       8,919      --
       Non-cash gain associated with debt
         restructuring.......................   (261,275)     --          --
       Gain on extinguishment of long-term
         debt................................     --          --          (5,313)
       Costs associated with debt
         restructuring.......................      4,737       8,448      --
       Expense associated with the issuance
         of equity securities to third
         parties.............................        629         149      --
   Increase (decrease) in cash and cash
     equivalents resulting from changes in
     assets and liabilities:
       Marketable securities.................     (1,184)    (76,562)   (182,315)
       Prepaid expenses......................      5,817     (12,401)      5,946
       Other assets..........................     (7,773)     (1,377)      3,245
       Accounts payable and accrued
         expenses............................     21,996       5,254      (5,493)
       Accrued interest......................     12,821      28,587       6,907
       Deferred revenue......................     16,709       1,750      --
       Other long-term liabilities...........      4,243       5,066          47
                                               ---------   ---------   ---------
          Net cash used in operating
            activities.......................   (284,487)   (320,811)   (334,754)
                                               ---------   ---------   ---------
Cash flows from investing activities:
       Additions to property and equipment...    (20,118)    (41,625)    (78,423)
       Additions to FCC license..............     --          --            (286)
       Proceeds from the sale of assets......     --          --              13
       Purchases of restricted investments...     --          --            (450)
       Maturities of restricted
         investments.........................     --          14,500      29,000
       Purchases of available-for-sale
         securities..........................    (24,826)   (273,196)     --
       Maturities of available-for-sale
         securities..........................    150,000     500,000      --
                                               ---------   ---------   ---------
          Net cash provided by (used in)
            investing activities.............    105,056     199,679     (50,146)
                                               ---------   ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
     net.....................................    194,224      --         145,000
   Proceeds from issuance of common stock,
     net.....................................    492,659     147,500     229,635
   Costs associated with debt
     restructuring...........................     (4,737)    (12,707)     --
   Proceeds from exercise of stock options
     and warrants............................     --              22         610
   Other.....................................       (111)        (34)        (16)
                                               ---------   ---------   ---------
          Net cash provided by financing
            activities.......................    682,035     134,781     375,229
                                               ---------   ---------   ---------
Net increase (decrease) in cash and cash
equivalents..................................    502,604      13,649      (9,671)
Cash and cash equivalents at the beginning of
period.......................................     18,375       4,726      14,397
                                               ---------   ---------   ---------
Cash and cash equivalents at the end of
period.......................................  $ 520,979   $  18,375   $   4,726
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

1. BUSINESS

    Sirius Satellite Radio Inc. broadcasts over 100 streams of digital-quality entertainment: 61 streams of 100% commercial-free music and over 40 streams of news, sports, talk, entertainment, traffic, weather and children's programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 65% of our subscribers have purchased an annual plan with an effective monthly subscription fee of $11.87.

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

    As of December 31, 2003, we had 261,061 subscribers. Our subscriber totals included subscribers currently in promotional periods and those which have been prepaid, and active SIRIUS radios under our agreement with Hertz.

    Our primary source of revenue is subscription and activation fees. In addition, we derive revenues from selling advertising on our non-music streams and from the direct sale of SIRIUS radios.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany transactions have been eliminated in consolidation.

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

  REVENUE RECOGNITION

    Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. We record an estimate of mail-in rebates that are paid by us directly to subscribers as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods, estimates are adjusted when necessary.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    We recognize revenues from the sale of advertising on our non-music streams as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

    Equipment revenue from the direct sale of SIRIUS radios is recognized upon shipment of the radios.

  STOCK-BASED COMPENSATION

    In accordance with Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options is also accelerated.

    We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards ('SFAS') No. 123, 'Accounting for Stock-Based Compensation.'

    In accordance with Financial Accounting Standards Board ('FASB') Interpretation No. 44, 'Accounting for Certain Transactions Involving Stock Compensation,' we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

    In accordance with Emerging Issues Task Force 96-18, 'Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,' we record expense based upon performance and the fair value of equity instruments issued to other than employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

    We have adopted the disclosure provisions of SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123.' The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                                ----        ----        ----
Net loss applicable to common stockholders -- as reported...  $(314,423)  $(468,466)  $(277,919)
Non-cash stock compensation expense (benefit) -- as
  reported..................................................     11,454      (7,867)     14,044
Stock-based compensation -- pro forma.......................    (43,198)    (33,834)    (40,666)
                                                              ---------   ---------   ---------
Net loss applicable to common stockholders -- pro forma.....  $(346,167)  $(510,167)  $(304,541)
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------
Net loss per share applicable to common stockholders:
    Basic and diluted -- as reported........................  $   (0.38)  $   (6.13)  $   (5.30)
    Basic and diluted -- pro forma..........................  $   (0.42)  $   (6.68)  $   (5.81)

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model ('Black-Scholes'). Black-Scholes has become the standard for estimating the fair value of traded options. Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and use significantly lower expected stock price volatility measures than those assumed below. It is our opinion that this model (and other similar option valuation models) does not produce a single reliable measure of the fair value of our stock-based awards. The pro forma stock-based employee compensation was estimated using Black-Scholes with the following assumptions for each period:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            ------------------------
                                                               2003      2002   2001
                                                               ----      ----   ----
Risk-free interest rate...................................   0.91-3.25%  2.48%  4.05%
Expected life of options -- years.........................   4.89-5.88   4.75   4.48
Expected stock price volatility...........................     115-118%   110%    78%
Expected dividend yield...................................         N/A    N/A    N/A

  SPORTS PROGRAMMING COSTS

    In accordance with SFAS No. 63, 'Financial Reporting by Broadcasters,' the costs of sports programming agreements which are for a specified number of events are amortized on an event-by-event basis; those agreements which are for a specified season are amortized over the season on a straight-line basis.

  SUBSCRIBER ACQUISITION COST

    Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers and retailers and payments to Agere Systems, Inc. ('Agere') for chip sets. Certain subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. Subscriber acquisition costs are expensed as incurred. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

    We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement. We pay Agere fixed monthly payments under this agreement. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production, respectively. Costs allocated to chip set production are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers. Chip sets that are shipped to us are recorded as inventory and expensed as subscriber acquisition costs when shipped to radio manufacturers.

  RESEARCH AND DEVELOPMENT COSTS

    Costs associated with the development of the next generation of chip sets and new products and development and tooling costs associated with the incorporation of SIRIUS radios in vehicles manufactured by our automotive partners are expensed as incurred.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  ADVERTISING COSTS

    Media is expensed when it is aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers and radio manufacturers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated.

  GAIN ON EARLY EXTINGUISHMENT OF DEBT

    We have adopted SFAS No. 145, 'Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,' which requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria in APB Opinion No. 30, 'Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' During 2001, we recognized an extraordinary gain of $5,313, or $0.10 per share, on the extinguishment of $16,500 in principal amount at maturity of our 15% Senior Secured Discount Notes due 2007. Our adoption of SFAS No. 145 required us to classify the gain on early extinguishment of debt as other income in the accompanying consolidated statement of operations for the year ended December 31, 2001.

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

  PREFERRED STOCK DEEMED DIVIDEND

    We recorded a deemed dividend of $79,510 in connection with the exchange in March 2003 of all outstanding shares of our preferred stock for shares of our common stock and warrants to purchase our common stock. This deemed dividend represents the difference between the fair market value of the common stock and warrants issued in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, 9.2% Series B Junior Cumulative Convertible Preferred Stock and 9.2% Series D Junior Cumulative Convertible Preferred Stock and the fair market value of the common stock which would have been issued under the original conversion ratios, adjusted for unamortized issuance costs and direct costs associated with the exchange of the preferred stock.

  NET LOSS PER SHARE

    Basic net loss per share is based on the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

equivalents of approximately 122,155,000, 17,486,000 and 18,872,000 were not considered in the calculation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, respectively, as the effect would have been anti-dilutive.

  COMPREHENSIVE INCOME (LOSS)

    We report comprehensive income (loss) in accordance with SFAS No. 130, 'Reporting Comprehensive Income.' SFAS 130 established a standard for reporting and displaying other comprehensive income (loss) and its components within financial statements. Unrealized gains and losses on available-for-sale securities is the only component of our other comprehensive loss.

  INCOME TAXES

    We account for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of current income tax plus the change in deferred assets and liabilities.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand, money market funds and investments purchased with an original maturity of three months or less. Cash and cash equivalents are stated at fair market value.

  MARKETABLE SECURITIES

    We account for marketable securities in accordance with the provisions of SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.' Marketable securities consist of U.S. government notes and U.S. government agency obligations. Effective April 2002, we began classifying marketable securities as available-for-sale securities rather than trading securities because we no longer intend to actively buy and sell marketable securities with the objective of generating trading profits. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. Prior to April 2002, marketable securities were classified as trading securities and unrealized holding gains and losses were recognized in earnings. We recognized gains on the sale or maturity of marketable securities of $1,184, $7,328 and $13,183 for the years ended December 31, 2003, 2002 and 2001, respectively. Marketable securities held at December 31, 2003 and 2002 mature within one year from the date of purchase. We had unrealized holding gains on marketable securities of $26 and $913 as of December 31, 2003 and 2002, respectively.

  RESTRICTED INVESTMENTS

    Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. As of December 31, 2003, long-term restricted investments included certificates of deposit of $6,750. As of December 31, 2003, short-term restricted investments included certificates of deposit and United States government obligations of $1,997. As of December 31, 2002, long-term restricted investments included certificates of deposit of $7,200. These certificates of deposit and United States government obligations are pledged to secure our

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

  PROPERTY AND EQUIPMENT

    Costs incurred to prepare our satellite radio system for use were capitalized. Such costs consist of interest, satellite and launch vehicle construction, broadcast studio equipment, terrestrial repeater network, and satellite telemetry, tracking and control facilities.

    The estimated useful lives of our property and equipment are as follows:

Customer care, billing and conditional access...............   1-7 years
Furniture, fixtures, equipment and other....................   3-7 years
Broadcast studio equipment..................................   3-8 years
Satellite telemetry, tracking and control facilities........  3-15 years
Terrestrial repeater network................................  5-15 years
Leasehold improvements......................................    15 years
Satellite system............................................    15 years

    The estimated useful lives of our satellites are fifteen years from the date that they were placed into orbit. We depreciate our satellite system on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites since 1997, including our satellites. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or changes in circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly. All other property and equipment is depreciated on a straight-line basis over the estimated useful lives stated above. Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for renewals and asset improvements are capitalized and depreciated over their useful lives.

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

  FCC LICENSE

    In June 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. We completed an impairment analysis in November 2003, and concluded that there was no impairment loss related to our FCC license. We use projections of estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license. To date, we have not recorded any amortization expense related to our FCC license.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  DEFERRED FINANCING FEES

    Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective debt.

  CLASSIFICATION OF LONG-TERM DEBT AND ACCRUED INTEREST

    In accordance with SFAS No. 6, 'Classification of Short-Term Obligations Expected to be Refinanced,' the current portion of long-term debt and accrued interest that was exchanged for shares of our common stock in March 2003 was classified as long-term liabilities as of December 31, 2002.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding capital lease obligations approximate fair value based on the terms and interest rates available to us for similar transactions.

    We determined the estimated fair values of our debt and preferred stock using available market information and commonly accepted valuation methods. Considerable judgment is necessary to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition. The use of alternative valuation methods and/or estimates may have resulted in materially different estimates from those presented. The estimated fair values were based on available information as of December 31, 2003 and 2002.

    Quoted market prices were used to estimate the fair market values of our 3 1/2% Convertible Notes due 2008, 14 1/2% Senior Secured Notes due 2009 and 15% Senior Secured Discount Notes due 2007. A discounted cash flow analysis was used to estimate the fair market value of our term loan facilities. Quoted market prices were used to estimate the fair market value of our 8 3/4% Convertible Subordinated Notes due 2009 as of December 31, 2002 and a discounted cash flow analysis was used to estimate the fair market value of these notes as of December 31, 2003 as there is no longer an active market for these notes. The fair value of our preferred stock was estimated on an as-converted basis using the market price of our common stock on December 31, 2002.

    The following table summarizes the book and fair values of our debt and preferred stock:

                                                                   AS OF DECEMBER 31,
                                                    -------------------------------------------------
                                                             2003                      2002
                                                    -----------------------   -----------------------
                                                    BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
                                                    ----------   ----------   ----------   ----------
3 1/2% Convertible Notes due 2008.................   $136,250     $347,438     $ --         $ --
8 3/4% Convertible Subordinated Notes due 2009....      1,744        1,632       16,461        6,749
14 1/2% Senior Secured Notes due 2009.............     27,609       31,052      179,382       79,000
15% Senior Secured Discount Notes due 2007........     29,200       29,967      280,430      102,357
Lehman term loan facility.........................     --           --          144,084      113,855
Loral term loan facility..........................     --           --           50,000       42,759
9.2% Series A Junior Cumulative Convertible
  Preferred Stock.................................     --           --          193,230        4,059
9.2% Series B Junior Cumulative Convertible
  Preferred Stock.................................     --           --           84,781        1,821
9.2% Series D Junior Cumulative Convertible
  Preferred Stock.................................     --           --          253,142        4,816

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  ASSET RETIREMENT OBLIGATION

    In accordance with SFAS No. 143, 'Accounting for Asset Retirement Obligations,' we recorded costs equal to the present value of the future obligation associated with the retirement of our terrestrial repeater network. These costs, which are included in other long-term liabilities, include an amount that we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition. The following table reconciles the beginning and ending aggregate carrying amount of this asset retirement obligation:

                                                                ASSET
                                                              RETIREMENT
                                                              OBLIGATION
                                                              ----------
Balance, December 31, 2002..................................     $--
Present value of asset retirement obligation................      195
Accretion expense...........................................       84
                                                                 ----
Balance, December 31, 2003..................................     $279
                                                                 ----
                                                                 ----

  RECLASSIFICATIONS

    Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003, the FASB issued Interpretation No. 46 (Revised 2003), 'Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.' This Interpretation, which replaces FASB Interpretation No. 46, 'Consolidation of Variable Interest Entities,' addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. This Interpretation is effective no later than the end of the first reporting period that ends after March 15, 2004. This Interpretation did not have an impact on our consolidated results of operations or financial position.

    In May 2003, the FASB issued SFAS No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,' which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period after June 15, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our consolidated results of operations or financial position.

    In April 2003, the FASB issued SFAS No. 149, 'Amendment of Statement 133 on Derivative Instruments and Hedging Activities.' SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. This statement did not have an impact on our consolidated results of operations or financial position.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

3. RECENT DEBT AND EQUITY TRANSACTIONS; RECAPITALIZATION

    In December 2003, we issued 54,805,993 shares of common stock in exchange for $65,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. As of December 31, 2003, $136,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 was outstanding. In connection with this transaction we incurred debt conversion costs of $19,439.

    In November 2003, we sold 73,170,732 shares of our common stock in an underwritten public offering resulting in net proceeds of $149,600.

    In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $144,897.

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

       we issued 39,927,796 shares of our common stock and warrants to purchase 45,416,690 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. ('Apollo');

       we issued 37,065,069 shares of our common stock and warrants to purchase 42,160,424 shares of our common stock in exchange for all outstanding shares of our 9.2% Series D
       Junior Cumulative Convertible Preferred Stock held by affiliates of The Blackstone Group L.P. ('Blackstone');

       we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000;

       we sold 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and

       we sold 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. ('Oppenheimer') for an aggregate of $150,000.

    In March 2003, we recorded a gain of $256,538 and a deemed dividend of $79,510 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

4. SUBSCRIBER REVENUE

    Subscriber revenue consists of subscription revenue, non-refundable activation revenue and the effects of mail-in rebate programs. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscriber revenue in the period the subscriber activates service. In subsequent periods estimates are adjusted when necessary. Subscriber revenue consists of the following:

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                               ----      ----     ----
Subscription revenue........................................  $13,759   $1,016   $ --
Activation revenue..........................................      534       33     --
Effects of mail-in rebates..................................   (1,678)    (426)    --
                                                              -------   ------   ------
    Total subscriber revenue, including effects of mail-in
      rebates...............................................  $12,615   $  623   $ --
                                                              -------   ------   ------
                                                              -------   ------   ------

5. NON-CASH STOCK COMPENSATION

    We record non-cash stock compensation expense or benefit in connection with the grant of certain stock options and restricted stock units, and the issuance of common stock to employees and employee benefit plans. We recognized non-cash stock compensation expense of $11,454, a non-cash stock compensation benefit of $7,867 and non-cash stock compensation expense of $14,044 for the years ended December 31, 2003, 2002 and 2001, respectively.

    The non-cash stock compensation expense for the year ended December 31, 2003 includes $5,251 as a result of the accelerated vesting of options due to the satisfaction of 2003 performance criteria. The non-cash stock compensation benefit and expense for the years ended December 31, 2002 and 2001, respectively, are primarily a result of options that were repriced in April 2001.

6. INTEREST COST

    During the years ended December 31, 2002 and 2001, we capitalized a portion of the interest on funds borrowed to finance our construction in process. The following is a summary of our interest cost:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2003       2002        2001
                                                           ----       ----        ----
Interest costs charged to expense......................  $31,071    $ 96,513    $ 81,427
Debt conversion costs charged to expense...............   19,439       9,650       8,259
                                                         -------    --------    --------
    Total interest expense.............................   50,510     106,163      89,686
Interest costs capitalized.............................    --          5,426      19,270
                                                         -------    --------    --------
    Total interest costs incurred......................  $50,510    $111,589    $108,956
                                                         -------    --------    --------
                                                         -------    --------    --------

    Debt conversion costs for the year ended December 31, 2003 are a result of the exchange of $65,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 for shares of our common stock. Debt conversion costs for the years ended December 31, 2002 and 2001 are a result of the exchange of $29,475 and $34,900, respectively, in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009 for shares of our common stock.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

7. SUPPLEMENTAL CASH FLOW DISCLOSURES

    The following represents supplemental cash flow information:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     2003          2002
                                                                     ----          ----
Cash paid for interest......................................       $ 14,998       $24,042
Supplemental non-cash operating activities:
    Common stock issued in satisfaction of accrued
      compensation..........................................          --            1,720
Supplemental non-cash investing and financing activities:
    Capitalized interest....................................          --            5,426
    Common stock issued in exchange for 15% Senior Secured
      Discount Notes due 2007, including accrued interest...        145,067         --
    Common stock issued in exchange for 14 1/2% Senior
      Secured Notes due 2009, including accrued interest....        105,294         --
    Common stock issued in exchange for Lehman term loans,
      including accrued interest............................         85,902         --
    Common stock issued in exchange for Loral term loans,
      including accrued interest............................         41,865         --
    Common stock issued in exchange for 8 3/4% Convertible
      Subordinated Notes due 2009, including accrued
      interest..............................................         24,355        39,300
    Common stock issued in exchange for 3 1/2% Convertible
      Notes due 2008, including accrued interest............         82,380         --
    Common stock issued in exchange for 9.2% Series A and B
      Junior Cumulative Convertible Preferred Stock,
      including accrued dividends...........................        304,847         --
    Common stock issued in exchange for 9.2% Series D Junior
      Cumulative Convertible Preferred Stock, including
      accrued dividends.....................................        283,785         --
    Warrants issued in exchange for 9.2% Series A, B and D
      Junior Cumulative Convertible Preferred Stock,
      including accrued dividends...........................         30,731         --

8. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                                 ----         ----
Satellite system............................................  $  945,548   $  945,548
Terrestrial repeater network................................      69,342       64,036
Leasehold improvements......................................      26,210       25,348
Broadcast studio equipment..................................      25,847       23,332
Customer care, billing and conditional access...............       6,436       19,984
Satellite telemetry, tracking and control facilities........      16,570       16,418
Furniture, fixtures, equipment and other....................      34,842       25,908
Construction in process.....................................       2,221        5,769
                                                              ----------   ----------
    Total property and equipment............................   1,127,016    1,126,343
Accumulated depreciation....................................    (185,964)     (93,469)
                                                              ----------   ----------
    Property and equipment, net.............................  $  941,052   $1,032,874
                                                              ----------   ----------
                                                              ----------   ----------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Construction in process consisted of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               2003         2002
                                                               ----         ----
Construction of terrestrial repeater network................   1,949        5,769
Other.......................................................     272         --
                                                              ------       ------
    Construction in process.................................  $2,221       $5,769
                                                              ------       ------
                                                              ------       ------

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

  SUBSCRIBER MANAGEMENT SYSTEM

    In April 2003, we terminated our agreement with Sentraliant, the company that developed and operated our prior subscriber management system. Pursuant to that agreement, we paid Sentraliant $5,000 to terminate our agreement, of which approximately $1,000 related to fees for operating the system through the date of termination. As a result of this termination, we recorded a non-cash charge of $14,465 related to the write-off of the net book value of our subscriber management system. These costs are included in customer service and billing in the accompanying consolidated statements of operations for the year ended December 31, 2003.

    In May 2003, we began using our new subscriber management system. The new system effectively manages our subscriber data, bills subscribers and interfaces with our conditional access system. We continue to evaluate the effectiveness of our new system and implement enhancements to the system.

  TERRESTRIAL REPEATER NETWORK

    During the year ended December 31, 2002, we implemented a plan to optimize our terrestrial network, which was designed to improve our signal coverage in urban areas. In connection with this optimization, we recorded a loss of $5,005 related to the disposal of certain terrestrial repeater equipment, which is included in satellite and transmission costs in the accompanying consolidated statement of operations for the year ended December 31, 2002.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
Accounts payable............................................  $ 1,630    $ 3,848
Accrued compensation........................................    5,247      4,869
Accrued capital expenditures................................    2,469      7,566
Accrued research and development costs......................    4,400      6,590
Accrued subsidies and distribution..........................   30,770      8,221
Accrued broadcast royalties.................................    3,478      1,095
Other accrued expenses......................................   17,925     11,147
                                                              -------    -------
                                                              $65,919    $43,336
                                                              -------    -------
                                                              -------    -------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

10. LONG-TERM DEBT AND ACCRUED INTEREST

    Our long-term debt consists of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
3 1/2% Convertible Notes due 2008...........................  $136,250   $  --
8 3/4% Convertible Subordinated Notes due 2009..............     1,744     16,461
14 1/2% Senior Secured Notes due 2009.......................    27,609    179,382
15% Senior Secured Discount Notes due 2007..................    29,200    280,430
Lehman term loans...........................................     --       144,084
Loral term loans............................................     --        50,000
                                                              --------   --------
    Total long-term debt....................................  $194,803   $670,357
                                                              --------   --------
                                                              --------   --------

    Accrued interest associated with our long-term debt is as follows:

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2003         2002
                                                                ----         ----
3 1/2% Convertible Notes due 2008...........................  $    397      $ --
8 3/4% Convertible Subordinated Notes due 2009..............        38        1,088
14 1/2% Senior Secured Notes due 2009.......................       549       18,206
15% Senior Secured Discount Notes due 2007..................       365        3,505
Lehman term loan facility...................................     --           3,170
Loral term loan facility....................................     --          24,179
                                                              --------      -------
    Total accrued interest..................................  $  1,349      $50,148
        Less: current portion...............................    (1,349)      (3,234)
                                                              --------      -------
    Total long-term accrued interest........................  $  --         $46,914
                                                              --------      -------
                                                              --------      -------

    The maturities of our long-term debt are as follows:

                                                                    AS OF
                                                              DECEMBER 31, 2003
                                                              -----------------
2004........................................................      $--
2005........................................................       --
2006........................................................       --
2007........................................................        29,200
2008........................................................       136,250
Thereafter..................................................        32,002
                                                                  --------
    Total Debt..............................................      $197,452
                                                                  --------
                                                                  --------

  DEBT RESTRUCTURING

    In March 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman term loans, all of our Loral term loans and $435,689 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009. In March 2003, we recorded a gain of $256,538 as a result of the exchange transactions. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1/2% Senior Secured Notes due 2009 and 8 3/4% Convertible Subordinated Notes due 2009 were issued to

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

  3 1/2% CONVERTIBLE NOTES DUE 2008

    In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3 1/2% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3 1/2% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 3 1/2% Convertible Subordinated Notes due 2008 are not secured by any of our assets.

    In December 2003, we issued 54,805,993 shares of common stock in exchange for $65,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. In connection with this transaction we incurred debt conversion costs of $19,439.

  8 3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2009

    Our 8 3/4% Convertible Subordinated Notes mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. Our 8 3/4% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

    During the year ended December 31, 2002, we issued 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest. During the year ended December 31, 2001, we issued 2,283,979 shares of our common stock in exchange for $34,900 in aggregate principal amount of our 8 3/4% Convertible Subordinated Notes due 2009, including accrued interest. In connection with these transactions we incurred debt conversion costs of $9,650 and $8,259, respectively, for the years ended December 31, 2002 and 2001.

  14 1/2% SENIOR SECURED NOTES DUE 2009

    Our 14 1/2% Senior Secured Notes mature on May 15, 2009 and interest is payable semi-annually on May 15 and November 15 of each year. As of December 31, 2003, $30,258 in aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 was outstanding. The aggregate principal amount of our 14 1/2% Senior Secured Notes due 2009 is reduced by $2,649, the unamortized portion of the fair market value of warrants issued in connection with these notes. The obligations under our 14 1/2% Senior Secured Notes due 2009 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

  15% SENIOR SECURED DISCOUNT NOTES DUE 2007

    Our 15% Senior Secured Discount Notes mature on December 1, 2007 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 15% Senior Secured Discount Notes due 2007 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    During 2001, we issued 948,565 shares of our common stock in exchange for $16,500 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007.

  LEHMAN TERM LOAN FACILITY

    On June 1, 2000, we entered into a term loan agreement with Lehman Commercial Paper Inc. ('LCPI') and Lehman Brothers Inc. On March 7, 2001, we borrowed $150,000 from LCPI under this agreement. Interest on the term loan was based on an annual rate equal to the eurodollar rate plus 5% or a base rate, typically the prime rate, plus 4%. The term loan was secured by the stock of our subsidiary that holds our FCC license and a lien on our spare satellite. On March 26, 2002, we entered into an amendment to this term loan agreement adjusting the financial covenants, accelerating the amortization schedule of the term loan and reducing the exercise price of the warrants to $15.00 per share. In connection with this exercise price reduction, we adjusted the book value of our term loan and future amortization schedule. In March 2003, we issued 120,988,793 shares of our common stock in exchange for all of our outstanding Lehman term loans, including accrued interest.

  LORAL TERM LOAN FACILITY

    Loral deferred $50,000 due under our amended and restated satellite contract. The amount deferred was originally due in quarterly installments beginning in June 2002. Loral's delay in delivering our spare satellite resulted in a revision to our payment schedule. Our obligations under our Loral term loan facility were secured by a security interest in our terrestrial repeater network. In March 2003, we issued 58,964,981 shares of our common stock in exchange for all of our outstanding Loral term loans, including accrued interest.

11. STOCKHOLDERS' EQUITY

  COMMON STOCK, PAR VALUE $.001 PER SHARE

    As of December 31, 2003, approximately 376,105,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

    In November 2003, we sold 73,170,732 shares of our common stock in an underwritten public offering resulting in net proceeds of $149,600. In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $144,897. In March 2003, we sold 24,060,271 shares of our common stock to Apollo for an aggregate of $25,000; 24,060,271 shares of our common stock to Blackstone for an aggregate of $25,000; and 163,609,837 shares of our common stock to Oppenheimer for an aggregate of $150,000. We received net proceeds of $197,112 in connection with these sales. In January 2002, we sold 16,000,000 shares of our common stock in a public offering for net proceeds of $147,500. In February 2001, we sold 11,500,000 shares of our common stock in a public offering for net proceeds of $229,300.

    In March 2003, our stockholders approved an amendment and restatement of our certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. We filed this amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on March 4, 2003.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  PREFERRED STOCK

    In December 1998, we sold Apollo, 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $135,000. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock was convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $30.00. This conversion price was subject to adjustment for certain corporate events. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock were payable annually in cash or additional shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, at our option.

    In December 1998, Apollo granted to us an option to sell to Apollo 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $65,000. We exercised this option on December 23, 1999. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock were similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock.

    In January 2000, we sold Blackstone 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, par value $.001 per share, for an aggregate purchase price of $200,000. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock was convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $34.00. This conversion price was subject to adjustment for certain corporate events. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock were payable annually in cash or additional shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, at our option.

    In March 2003, we issued 39,927,796 shares of our common stock to Apollo in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock, and 37,065,069 shares of our common stock to Blackstone in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock, including, in each case, accrued dividends. In March 2003, we recorded a deemed dividend of $79,510 as a result of these exchange transactions.

  WARRANTS

    In March 2003, we issued warrants to purchase 45,416,690 shares of our common stock in exchange for all our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. Warrants to purchase 27,250,013 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on March 7, 2005.

    In March 2003, we issued warrants to purchase 42,160,424 shares of our common stock in exchange for all our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on September 7, 2004. In November 2003, Blackstone exercised 21,027,512 warrants, each with an exercise price of $1.04 per share, through a cashless exercise. In connection with this exercise, we issued 11,531,805 shares of our common stock to Blackstone.

    In January 2000, we issued DaimlerChrysler a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $60.00 per share. In October 2002, we cancelled the warrant previously issued to DaimlerChrysler and issued a new warrant which entitles DaimlerChrysler to

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. This warrant is exercisable based upon the number of new vehicles equipped to receive our broadcasts DaimlerChrysler manufactures, and is fully exercisable after 3,200,000 new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured. There was no accounting impact associated with the cancellation of the original warrant and subsequent issuance of the new warrant as DaimlerChrysler had not begun to perform under the agreement. We record warrant expense based upon the satisfaction of certain performance criteria and the fair value of the warrants at each reporting date. The final measurement date of these warrants will be the date that each performance commitment for such warrants is satisfied. We recorded $205 associated with these warrants during the year ended December 31, 2003. We did not recognize any costs associated with these warrants during the years ended December 31, 2002 and 2001.

    In June 1999, we issued Ford a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $30.00 per share. In October 2002, we cancelled the warrant previously issued to Ford and issued a new warrant which entitles Ford to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. The new warrant is exercisable based upon certain corporate events and the number of new vehicles equipped to receive our broadcasts Ford manufactures, and is fully exercisable after 1,500,000 new Ford vehicles equipped to receive our broadcasts are manufactured. There was no accounting impact associated with the cancellation of the original warrant and subsequent issuance of the new warrant as Ford had not begun to perform under the agreement. We recorded $240 associated with these warrants during the year ended December 31, 2003. We did not recognize any costs associated with these warrants during the years ended December 31, 2002 and 2001.

    In connection with the Lehman term loan facility, we granted Lehman Commercial Paper Inc. 2,100,000 warrants, each to purchase one share of our common stock, at an exercise price of $29.00 per share. In March 2002, we entered into an amendment to our term loan agreement with Lehman that reduced the exercise price of these warrants from $29.00 to $15.00 per share. These warrants remained outstanding following our restructuring.

    In connection with the issuance of our 14 1/2% Senior Secured Notes due 2009 in May 1999, we issued 600,000 warrants, each to purchase 3.65 shares of our common stock at an exercise price of $28.60 per share. As of December 31, 2003, these warrants may be exercised to purchase 4.189 shares of our common stock at an exercise price of $24.92 per share. As of December 31, 2003, 578,990 of these warrants were outstanding.

    We granted an investor warrants to purchase 1,800,000 shares of our common stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. After June 15, 2000, we may redeem all of these warrants, provided that the price of our common stock is at least $75.00 per share during a specified period. As of December 31, 2003, all of these warrants were outstanding.

12. EMPLOYEE BENEFIT PLANS

  STOCK OPTION PLANS

    In February 1994, we adopted our 1994 Stock Option Plan (the '1994 Plan') and our 1994 Directors' Nonqualified Stock Option Plan (the 'Directors' Plan'). In June 1999, we adopted our 1999 Long-Term Stock Incentive Plan (the '1999 Plan'). In March 2003, we adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the '2003 Plan'). As of December 31, 2003, approximately 114,206,000 shares of our common stock were available for grant under these plans. Employees and consultants are eligible to receive awards under the 2003 Plan.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

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

    During the year ended December 31, 2003, we granted a total of 47,707,250 nonqualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of these stock-based awards was less than the fair market value of the underlying common stock on the date of grant, we recorded deferred compensation, a component of stockholders' equity, of $30,299 during the year ended December 31, 2003. This deferred compensation is amortized to non-cash stock compensation expense over the vesting period. Approximately 42% of these options vest ratably over three years, 25% vest in July 2008 with acceleration to March 2004 if performance criteria are satisfied in 2003 and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. During the year ended December 31, 2003, we recognized non-cash stock compensation associated with these stock options of $8,569, including $5,251 of non-cash stock compensation expense related to the accelerated vesting of stock options as result of the satisfaction of performance criteria in 2003.

    The following table summarizes the stock option activity under all of our plans (shares in 000's):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                 2003                2002                2001
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                                    EXERCISE            EXERCISE            EXERCISE
                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                           ------    -----     ------    -----     ------    -----
Outstanding at beginning of year.........  13,341    $12.16    11,117    $13.58     7,510    $29.12
Granted..................................  53,379      1.17     3,240      5.78     4,233      9.23
Exercised................................    --       --           (3)     7.50      (185)     3.30
Cancelled................................  (1,989)     6.27    (1,013)     7.34      (441)    17.35
Cancelled under repricing................    --       --         --       --       (3,982)    32.24
Granted under repricing..................    --       --         --       --        3,982      7.50
                                           ------              ------              ------
Outstanding at end of year...............  64,731    $ 3.28    13,341    $12.16    11,117    $13.58
                                           ------              ------              ------
                                           ------              ------              ------

    Exercise prices for stock options outstanding as of December 31, 2003 ranged from $0.49 to $57.00 per share. The weighted average grant date fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001, was $1.49, $3.74 and $5.33 per share, respectively. The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2003:

                                                                                       STOCK OPTIONS
                                             STOCK OPTIONS OUTSTANDING                  EXERCISABLE
                                    -------------------------------------------   -----------------------
                                             AVERAGE REMAINING      WEIGHTED                  WEIGHTED
RANGE OF EXERCISE                            CONTRACTUAL LIFE       AVERAGE                   AVERAGE
PRICE PER SHARE                     SHARES        (YEARS)        EXERCISE PRICE   SHARES   EXERCISE PRICE
---------------                     ------        -------        --------------   ------   --------------
$0.49 - $1.00.....................      97          9.0              $ 0.78            9       $ 0.95
$1.01 - $4.99.....................  53,633          9.6                1.18          754         3.48
$5.00 - $14.99....................   8,377          6.8                7.90        7,389         7.89
$15.00 - $34.99...................   2,526          4.3               31.01        2,526        31.01
$35.00 - $57.00...................      98          6.5               45.89           87        45.68
                                    ------                                        ------
Total.............................  64,731          9.0              $ 3.28       10,765       $13.31
                                    ------                                        ------
                                    ------                                        ------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

  RESTRICTED STOCK UNITS

    We granted 16,860,000 restricted stock units, with a weighted average grant date fair value of $1.65 per share to certain employees during the year ended December 31, 2003. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied with respect to the year ending December 31, 2005. We recorded deferred compensation of $27,811 during the year ended December 31, 2003 in connection with these restricted stock units, which will be amortized to non-cash stock compensation expense over the vesting period. During the year ended December 31, 2003, we recognized non-cash stock compensation expense associated with these restricted stock units of $2,211.

  401(k) SAVINGS PLAN

    We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the 'Plan') for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 16% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee's pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Contribution expense resulting from our matching contribution to the Plan was $801, $1,231, and $1,224 for the years ended December 31, 2003, 2002 and 2001, respectively.

    We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as regular employer contributions, will be determined by the compensation committee of our board of directors. Employees are only eligible to share in regular employer contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was approximately $913 for the year ended December 31, 2003. There was no profit sharing contribution expense for the years ended December 31, 2002 and 2001, respectively.

13. INCOME TAXES

    Our income tax provision (benefit) consists of the following:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                                ----        ----        ----
Current taxes:
    Federal.................................................  $  --       $  --       $  --
    State...................................................     --          --          --
                                                              ---------   ---------   ---------
        Total current taxes.................................  $  --       $  --       $  --
                                                              ---------   ---------   ---------
Deferred taxes:
    Federal.................................................  $  --       $  --       $  --
    State...................................................     --          --          --
                                                              ---------   ---------   ---------
        Total deferred taxes................................  $  --       $  --       $  --
                                                              ---------   ---------   ---------
Total income tax provision (benefit)........................  $  --       $  --       $   -
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    The following table indicates the significant elements contributing to the difference between the federal tax provision (benefit) at the statutory rate and at our effective rate:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2003         2002        2001
                                                                ----         ----        ----
Federal tax benefit at statutory rate.......................    79,175      147,868      82,517
State income taxes, net of federal benefit..................    11,644       21,747      13,439
Increase in taxes resulting from permanent differences,
  net.......................................................    (9,162)      (3,508)     (9,797)
Other.......................................................     --          (2,571)      --
Change in valuation allowance...............................   (81,657)    (163,536)    (86,159)
                                                              --------    ---------    --------
    Income tax provision (benefit)..........................  $  --       $  --        $  --
                                                              --------    ---------    --------
                                                              --------    ---------    --------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2003        2002
                                                          ----        ----
Deferred tax assets:
    Start-up costs capitalized for tax purposes.......  $  73,903   $  95,547
    Net operating loss carryforwards..................    449,942     277,761
    Capitalized interest expense......................     10,032      28,389
    Other.............................................     14,365       2,221
                                                        ---------   ---------
        Total deferred tax asset......................    548,242     403,918
Deferred tax liabilities:
    Depreciation and amortization.....................    (60,244)    (51,086)
    Other.............................................     (2,237)     (2,281)
                                                        ---------   ---------
        Total deferred tax liabilities................    (62,481)    (53,367)
    Net deferred tax assets before valuation
      allowance.......................................    485,761     350,551
    Valuation allowance...............................   (487,998)   (352,788)
                                                        ---------   ---------
        Net deferred tax liability....................  $  (2,237)  $  (2,237)
                                                        ---------   ---------
                                                        ---------   ---------

    A significant portion of our costs incurred to date have been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2003 were $184,081. These capitalized costs are being amortized over 60 months. The total deferred tax asset includes approximately $8,107, which, if realized, would not affect financial statement income but would be recorded directly to stockholders' equity.

    At December 31, 2003, we had net operating loss ('NOL') carryforwards of approximately $1,120,731 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2008. We have had several ownership changes under Section 382 of the Internal Revenue Code which may limit our ability to utilize tax deductions. Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax asset. Realization of deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

14. RELATED PARTIES

    During the year ended December 31, 2001, we made payments of $200 to a financial advisory firm, of which a related party was a partner. There were no related party transactions during the years ended December 31, 2003 and 2002, respectively.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

15. LEASE OBLIGATIONS

    We have entered into non-cancelable operating leases for office space, equipment and terrestrial repeater sites. These leases provide for minimum lease payments, additional operating expense charges, have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent expense recognized in connection with these leases for the years ended December 31, 2003, 2002 and 2001 was $12,275, $12,792, and $10,972, respectively. In addition, we have entered into non-cancelable capital leases for equipment. These leases have been capitalized using interest rates of approximately 16% and expire on various dates through 2005. Depreciation on the capitalized assets acquired pursuant to capital leases has been included in depreciation expense in the accompanying statements of operations.

    Future minimum lease payments under these non-cancelable leases as of December 31, 2003 were as follows:

                                                     OPERATING   CAPITAL
                                                     ---------   -------
2004...............................................   $ 7,795     $ 75
2005...............................................     7,185        8
2006...............................................     6,393     --
2007...............................................     6,181     --
2008...............................................     6,121     --
Thereafter.........................................    30,121     --
                                                      -------     ----
    Total minimum lease payments...................   $63,796     $ 83
                                                      -------
                                                      -------

Less amount representing interest..................                 (1)
                                                                  ----
Present value of net minimum lease payments........                 82
Less current portion...............................                (74)
                                                                  ----
    Total long-term capital lease obligations......               $  8
                                                                  ----
                                                                  ----

16. COMMITMENTS AND CONTINGENCIES

    We have entered into various contracts which have resulted in significant cash obligations in future periods. The following table summarizes our contractual commitments as of December 31, 2003:

                                2004      2005      2006      2007     2008    THEREAFTER    TOTAL
                               -------   -------   -------   ------   ------   ----------   --------
Satellite and transmission...  $ 2,374   $ 2,374   $ 2,374   $2,374   $2,374    $16,621     $ 28,491
Programming and content......   28,296    32,591    23,750    2,002    1,000      --          87,639
Customer service and
  billing....................    2,984     1,440       360     --       --        --           4,784
Sales and marketing..........   17,190     7,511     6,216    4,500     --        --          35,417
Research and development.....   13,736     4,129     --        --       --        --          17,865
Chip set production..........   14,400     --        --        --       --        --          14,400
                               -------   -------   -------   ------   ------    -------     --------
Total contractual
  commitments................  $78,980   $48,045   $32,700   $8,876   $3,374    $16,621     $188,596
                               -------   -------   -------   ------   ------    -------     --------
                               -------   -------   -------   ------   ------    -------     --------

  SATELLITE AND TRANSMISSION

    We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

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

  CUSTOMER SERVICE AND BILLING

    We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

  SALES AND MARKETING

    We have entered into various marketing and sponsorship agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers.

  RESEARCH AND DEVELOPMENT

    We have entered into agreements with automakers that anticipate the incorporation of SIRIUS radios into vehicles manufactured by these automakers. We have agreed to reimburse them for certain engineering and development costs.

  CHIP SET DEVELOPMENT AND PRODUCTION

    We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to produce a minimum quantity of chip sets during each year of the agreement.

  JOINT DEVELOPMENT AGREEMENT

    Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the year ended December 31, 2003, we incurred costs of $306 under this agreement. We did not incur any costs associated with the joint development agreement during the year ended December 31, 2002. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

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

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    Through December 31, 2003, we have not entered into any off-balance sheet arrangements or transactions.

  RISKS AND UNCERTAINTIES

    We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. Agere is currently the sole supplier of chip sets to our radio manufacturers. Although there are a limited number of manufacturers of these chip sets, we believe that other suppliers could provide similar chip sets on comparable terms. A change of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect our operating results.

    A significant number of SIRIUS radios are produced by a single vendor due to technology, availability, price, quality and other considerations. In the event that supply of these SIRIUS radios were delayed or reduced, the ability of radio manufacturers to ship SIRIUS radios in the desired quantities and in a timely manner would adversely affect our operating results.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Our quarterly results of operations are summarized below:

                                                           FOR THE THREE MONTHS ENDED,
                                                --------------------------------------------------
                                                MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------     -------    ------------   -----------
2003:
    Revenue...................................  $   1,591   $   2,073    $    4,258    $    4,950
    Cost of services..........................    (16,643)    (31,647)      (17,720)      (20,764)
    Net income (loss) applicable to common
      stockholders(1).........................     51,880    (111,836)     (106,689)     (147,778)
    Net income (loss) per share applicable to
      common stockholders.....................  $    0.16   $   (0.12)   $    (0.11)   $    (0.14)
2002:
    Revenue...................................  $      33   $      70    $       17    $      685
    Cost of services..........................    (14,382)    (14,457)      (14,194)      (26,865)
    Net loss applicable to common
      stockholders............................    (90,124)   (124,603)     (119,675)     (134,064)
    Net loss per share applicable to common
      stockholders............................  $   (1.22)  $   (1.62)   $    (1.56)   $    (1.74)

---------

(1) Net income for the three months ended March 31, 2003 includes other income of $256,538 related to our debt restructuring.

    The sum of the quarterly net loss per share applicable to common stockholders does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

18. SUBSEQUENT EVENTS (UNAUDITED)

    In January 2004, Blackstone exercised 4,205,503 warrants, with an exercise price of $1.04 per share, and 16,822,009 warrants, with an exercise price of $0.92. In connection with these exercises, we issued 21,027,512 shares of our common stock for $19,850 in net proceeds.

    In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008, including accrued interest. Following the exchange, $67,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 was outstanding. We incurred debt conversion costs of $21,896 in connection with this transaction.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    In January 2004, we signed agreements with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. We have agreed to pay the Penske companies a commission upon the sale or lease of a vehicle that includes a one-year or more subscription to our service bundled with the price of the vehicle; share the costs of our joint marketing efforts; reimburse the Penske companies for certain costs of purchasing and, if applicable, installing SIRIUS radios; and issue the Penske companies warrants to purchase an aggregate of 38 million shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vest upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

    In February 2004, we signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL 'shield' logo and collective NFL team trademarks. We have agreed to pay the NFL an aggregate of $188 million in cash during the term of the agreement. $10 million of this amount was paid in connection with the announcement and execution of our agreement with the NFL, $85 million was deposited in escrow, and we are not required to make further payments to the NFL until August 2009. We have delivered to the NFL 15,173,070 shares of our common stock and warrants to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share. The shares of common stock are subject to certain transfer restrictions which lapse over time. The warrants vest and become exercisable upon satisfaction of performance criteria.

    In February 2004, we announced an agreement with RadioShack Corporation, one of the nation's largest consumer electronics retailers with more than 7,000 outlets nationwide, to distribute, market and sell SIRIUS radios. We have agreed to pay RadioShack compensation based upon the number of subscribers to our service that RadioShack activates, reimburse it for costs of certain joint marketing efforts, and pay it other customary compensation. We have also agreed to issue RadioShack warrants to purchase up to 10,000,000 shares of our common stock. All of these warrants will have an exercise price of $5.00 per share and will vest and become exercisable only if RadioShack achieves specified activation targets during the five year term of the agreement.

    In February 2004, we also announced an agreement with affiliates of EchoStar Communications Corporation, which serves over nine million satellite television customers through its DISH Network and is a leading provider of advanced digital television services. EchoStar has agreed to purchase, distribute, market and sell SIRIUS radios through its extensive network of satellite television dealers and through certain other retailers and distributors. In connection with the purchase, distribution, marketing and sale of SIRIUS radios, we have agreed to pay EchoStar compensation based upon the number of subscribers to our service that it activates. EchoStar has also agreed to broadcast on its DISH Network satellite television service substantially all of our commercial-free music channels as part of its America's Top 120 and America's Top 180 programming packages, packages that are received by a majority of DISH Network subscribers.

    In February 2004, we issued $250,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 pursuant to Rule 144A under the Securities Act resulting in net proceeds of $244,625. Our 2 1/2% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments.

                   SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             (DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

SCHEDULE II -- SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                            BALANCE AT       CHARGE TO   BALANCE AT
                                                         BEGINNING OF YEAR    EXPENSE    END OF YEAR
                                                         -----------------    -------    -----------
For the year ended December 31, 2002...................
    Deferred Tax Assets -- Valuation Allowance.........      $189,252        $163,536     $352,788
For the year ended December 31, 2003...................
    Deferred Tax Assets -- Valuation Allowance.........      $352,788        $135,210     $487,998

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         3.1    --Amended and Restated Certificate of Incorporation dated
                  March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 2002).

         3.2 --Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001).

         3.3    --Form of Certificate of Designations of Series B Preferred
                  Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on October 30, 1997 (the 'Form 8-A')).

         4.1    --Form of certificate for shares of Common Stock
                  (incorporated by reference to Exhibit 4.3 to the Company's
                  Registration Statement on Form S-1 (File No. 33-74782)
                  (the 'S-1 Registration Statement')).

         4.2.1  --Rights Agreement, dated as of October 22, 1997 (the
                  'Rights Agreement'), between the Company and Continental
                  Stock Transfer & Trust Company, as rights agent
                  (incorporated by reference to Exhibit 1 to the Form 8-A).

         4.2.2  --Form of Right Certificate (incorporated by reference to
                  Exhibit B to Exhibit 1 to the Form 8-A).

         4.2.3  --Amendment to the Rights Agreement dated as of October 13,
                  1998 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 13,
                  1998).

         4.2.4  --Amendment to the Rights Agreement dated as of November
                  13, 1998 (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated November 17,
                  1998).

         4.2.5 --Amended and Restated Amendment to the Rights Agreement dated as of December 22, 1998 (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on
                  January 6, 1999).

         4.2.6  --Amendment to the Rights Agreement dated as of June 11,
                  1999 (incorporated by reference to Exhibit 4.1.8 to the Company's Registration Statement on Form S-4 (File No.
                  333-82303) (the '1999 Units Registration Statement')).

         4.2.7  --Amendment to the Rights Agreement dated as of September
                  29, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 13,
                  1999).

         4.2.8  --Amendment to the Rights Agreement dated as of December
                  23, 1999 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on December 29,
                  1999).

         4.2.9  --Amendment to the Rights Agreement dated as of January 28,
                  2000 (incorporated by reference to Exhibit 4.6.9 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999 (the '1999 Form 10-K')).

         4.2.10 --Amendment to the Rights Agreement dated as of August 7,
                  2000 (incorporated by reference to Exhibit 4.6.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

         4.2.11 --Amendment to the Rights Agreement dated as of January 8,
                  2002 (incorporated by reference to Exhibit 4.6.11 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001 (the '2001 Form 10-K')).

         4.2.12 --Amendment to the Rights Agreement dated as of October 22,
                  2002 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 24,
                  2002).

         4.2.13 --Amendment to the Rights Agreement dated as of March 6,
                  2003 (incorporated by reference to Exhibit 4.2.13 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002).

         4.2.14 --Amendment to the Rights Agreement dated as of March 31,
                  2003 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31,
                  2003).

         4.2.15 --Amendment to the Rights Agreement dated as of July 30,
                  2003 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 2003).

         4.2.16 --Amendment to the Rights Agreement dated as of January 14,
                  2004 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 15,
                  2004).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.3    --Indenture, dated as of November 26, 1997, between the
                  Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount
                  Notes due 2007 (incorporated by reference to Exhibit 4.1
                  to the Company's Registration Statement on Form S-3 (File
                  No. 333-34769) (the '1997 Units Registration Statement')).

         4.4 --Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company's 15% Senior Secured Discount
                  Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         4.5    --Form of 15% Senior Secured Discount Note due 2007
                  (incorporated by reference to Exhibit 4.2 to the 1997
                  Units Registration Statement).

         4.6 --Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

         4.7 --Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).

         4.8    --Form of Common Stock Purchase Warrant granted by the
                  Company to Everest Capital Master Fund, L.P. and to The
                  Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1997).

         4.9 --Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 14 1/2% Senior Secured Notes due
                  2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

         4.10 --Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company's 14 1/2% Senior Secured Notes due
                  2009 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002).

         4.11   --Form of 14 1/2% Senior Secured Note due 2009
                  (incorporated by reference to Exhibit 4.4.3 to the 1999
                  Units Registration Statement).

         4.12   --Warrant Agreement, dated as of May 15, 1999, between the
                  Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

         4.13 --Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3/4% Convertible
                  Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).

         4.14   --First Supplemental Indenture, dated as of September 29,
                  1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's
                  8 3/4% Convertible Subordinated Notes due 2009
                  (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1,
                  1999).

         4.15 --Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to
                  United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company's 8 3/4% Convertible Subordinated Notes due
                  2009 (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002).

         4.16 --Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company's 8 3/4% Convertible Subordinated
                  Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         4.17   --Form of 8 3/4% Convertible Subordinated Note due 2009
                  (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).

         4.18 --Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 30, 2003).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
         4.19   --Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company's 3 1/2% Convertible Notes due 2008
                  (incorporated by reference to Exhibit 99.3 to the
                  Company's Current Report on Form 8-K dated May 30, 2003).

         4.20   --Second Supplemental Indenture, dated as of February 20,
                  2004, between the Company and The Bank of New York, as trustee, relating to the Company's 2 1/2% Convertible
                  Notes due 2009 (filed herewith).

         4.21   --Common Stock Purchase Warrant granted by the Company to
                  DaimlerChrysler Corporation dated October 25, 2002
                  (incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         4.22   --Common Stock Purchase Warrant granted by the Company to
                  Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30,
                  2002).

         4.23   --Form of Series A Common Stock Purchase Warrant dated
                  March 7, 2003 (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         4.24   --Form of Series B Common Stock Purchase Warrant dated
                  March 7, 2003 (incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         4.25   --Form of Media-Based Incentive Warrant dated February 3,
                  2004 issued by the Company to National Football
                  Enterprises LLC (filed herewith).

         4.26 --Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to National Football Enterprises LLC
                  (filed herewith).

         4.27   --Amended and Restated Warrant Agreement, dated as of
                  December 27, 2000, between the Company and United States
                  Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-3 (File No.
                  333-65602)).

         4.28   --Second Amended and Restated Pledge Agreement, dated as of
                  March 7, 2001, among the Company, as pledgor, The Bank of
                  New York, as trustee and collateral agent, United States
                  Trust Company of New York, as trustee, and Lehman
                  Commercial Paper Inc., as administrative agent
                  (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

         4.29 --Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent (incorporated by reference to Exhibit
                  4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

         4.30   --Amended and Restated Intercreditor Agreement, dated as of
                  March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001).

        10.1.1  --Lease Agreement, dated as of March 31, 1998, between
                  Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).

        10.1.2 --Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2000).

        10.1.3 --Supplemental Indenture, dated as of November 30, 2001, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.3 to the 2001 Form 10-K).

       *10.2    --Amended and Restated Employment Agreement, dated as of
                  December 3, 2003, between the Company and Michael S.
                  Ledford (filed herewith).

       *10.3    --Employment Agreement, dated as of November 26, 2001,
                  between the Company and Joseph P. Clayton (incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K).

       *10.4    --Amended and Restated Employment Agreement, dated as of
                  October 20, 2003, between the Company and Guy D. Johnson
                  (incorporated by reference to Exhibit 10.5 to the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended September 30, 2003).

       *10.5    --Employment Agreement, dated as of May 3, 2002, between
                  the Company and Mary Patricia Ryan (incorporated by
                  reference to Exhibit 10.8 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2002).

EXHIBIT                                 DESCRIPTION
-------                                 -----------
       *10.6    --Employment Agreement, dated as of June 3, 2003, between
                  the Company and David J. Frear (incorporated by reference
                  to Exhibit 10.7 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2003).

       *10.7    --Agreement, dated as of October 16, 2001, between the
                  Company and David Margolese (incorporated by reference to
                  Exhibit 10.7 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001).

       *10.8    --1994 Stock Option Plan (incorporated by reference to
                  Exhibit 10.21 to the S-1 Registration Statement).

       *10.9    --Amended and Restated 1994 Directors' Nonqualified Stock
                  Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995).

       *10.10   --CD Radio Inc. 401(k) Savings Plan (incorporated by
                  reference to Exhibit 4.4 to the Company's Registration
                  Statement on Form S-8 (File No. 333-65473)).

       *10.11   --Sirius Satellite Radio 2003 Long-Term Stock Incentive
                  Plan (incorporated by reference to Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2002).

       *10.12   --Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by
                  reference to Exhibit 10.16.2 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998).

     'D'10.13   --Joint Development Agreement, dated as of February 16,
                  2000, between the Company and XM Satellite Radio Inc.
                  (incorporated by reference to Exhibit 10.28 to the
                  Company's Quarterly Report on Form 10-Q for the quarter
                  ended March 31, 2000).

        21.1    --List of Subsidiaries (filed herewith).

        23.1    --Consent of Ernst & Young LLP (filed herewith).

        23.2 --Notice Regarding Consent of Arthur Andersen LLP (filed herewith).

        31.1    --Certificate of Joseph P. Clayton, President and Chief
                  Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        31.2 --Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.1    --Certificate of Joseph P. Clayton, President and Chief
                  Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        32.2 --Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section
                  1350, as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002 (filed herewith).

        99.1 --Financial Statements of Satellite CD Radio, Inc. (filed herewith).

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