Form 10-Q
period 2004-03-31
SIRIUS SATELLITE RADIO INC
filed 2004-05-10
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 0-24710

SIRIUS SATELLITE RADIO INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1700207 (I.R.S. Employer Identification No.)

1221 Avenue of the Americas, 36th Floor
New York, New York 10020
(Address of principal executive offices)
(Zip code)

212-584-5100
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value (Class)	1,235,732,790 shares (Outstanding as of May 7, 2004)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Signatures	33

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Subscriber revenue, including effects of mail-in rebates	$9,202	$1,554
Advertising revenue, net of agency fees	20	17
Equipment revenue	50	—
Other revenue	19	20
Total revenue	9,291	1,591
Operating expenses:
Cost of services (excludes depreciation expense shown separately below):
Satellite and transmission	9,022	7,867
Programming and content	9,178	6,574
Customer service and billing	3,860	2,202
Cost of equipment	64	—
Sales and marketing	34,953	31,486
Subscriber acquisition costs	26,981	11,864
General and administrative	7,869	9,094
Research and development	5,119	6,973
Depreciation expense	23,688	24,100
Non-cash stock compensation expense (1)	8,065	559
Total operating expenses	128,799	100,719
Loss from operations	(119,508)	(99,128)
Other (expense) income:
Debt restructuring	—	256,538
Interest and investment income	1,669	1,343
Interest expense	(23,699)	(18,665)
Total other (expense) income	(22,030)	239,216
(Loss) income before income tax expense	(141,538)	140,088
Income tax expense	(2,521)	—
Net (loss) income	(144,059)	140,088
Preferred stock dividends	—	(8,574)
Preferred stock deemed dividends	—	(79,634)
Net (loss) income applicable to common stockholders	$(144,059)	$51,880
Net (loss) income per share applicable to common stockholders:
Basic	$(0.12)	$0.16
Diluted	$(0.12)	$0.16
Weighted average common shares outstanding:
Basic	1,217,608	327,785
Diluted	1,217,608	327,872

(1)	Allocation of non-cash stock compensation expense to other operating expenses:

Satellite and transmission	$490	$79
Programming and content	1,343	88
Customer service and billing	86	7
Sales and marketing	2,834	208
General and administrative	2,349	126
Research and development	963	51
Total non-cash stock compensation expense	$8,065	$559

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$701,056	$520,979
Marketable securities	5,608	28,904
Prepaid expenses	20,424	18,745
Restricted investments	366	1,997
Other current assets	18,319	9,039
Total current assets	745,773	579,664
Property and equipment, net	920,266	941,052
FCC license	83,654	83,654
Restricted investments, net of current portion	91,750	6,750
Deferred financing fees	9,489	5,704
Other long-term assets	36,087	493
Total assets	$1,887,019	$1,617,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$67,592	$65,919
Accrued interest	4,813	1,349
Deferred revenue	20,619	14,735
Total current liabilities	93,024	82,003
Long-term debt	425,920	194,803
Deferred revenue, net of current portion	6,335	3,724
Other long-term liabilities	13,123	11,593
Total liabilities	538,402	292,123
Stockholders’ equity:
Common stock, $.001 par value: 2,500,000,000 shares authorized, 1,232,566,549 and 1,137,758,947 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1,233	1,138
Additional paid-in capital	2,688,698	2,525,135
Deferred compensation	(43,568)	(47,411)
Accumulated other comprehensive income	7	26
Accumulated deficit	(1,297,753)	(1,153,694)
Total stockholders’ equity	1,348,617	1,325,194
Total liabilities and stockholders’ equity	$1,887,019	$1,617,317

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2003	1,137,758,947	$1,138	$2,525,135	$(47,411)	$26	$(1,153,694)	$1,325,194
Net loss	—	—	—	—	—	(144,059)	(144,059)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(19)	—	(19)
Total comprehensive loss							(144,078)
Issuance of common stock to employees and employee benefit plans	377,734	—	1,095	—	—	—	1,095
Compensation in connection with the issuance of stock options	—	—	173	—	—	—	173
Issuance of stock based awards	—	—	3,986	(3,986)	—	—	—
Cancellation of stock based awards	—	—	(119)	119	—	—	—
Amortization of deferred compensation	—	—	—	7,710	—	—	7,710
Equity securities granted to third parties	—	—	9,271	—	—	—	9,271
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, at exercise prices of $1.04 to $1.60 per share	1,791,001	2	1,864	—	—	—	1,866
Exchange of 3 1/2% Convertible Notes due 2008	56,409,853	57	86,512	—	—	—	86,569
Exercise of warrants, at exercise prices of $0.92 and $1.04 per share	21,055,944	21	19,829	—	—	—	19,850
Balances, March 31, 2004	1,232,566,549	$1,233	$2,688,698	$(43,568)	$7	$(1,297,753)	$1,348,617

The accompanying notes are an integral part of this consolidated financial statement.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(144,059)	$140,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	23,688	24,100
Non-cash interest expense	20,022	1,767
Non-cash stock compensation expense	8,065	559
Gain on disposal of assets	19	—
Non-cash gain associated with debt restructuring	—	(261,275)
Costs associated with debt restructuring	—	4,737
Expense for equity securities granted to third parties	9,759	1
Changes in operating assets and liabilities:
Marketable securities	(92)	(979)
Prepaid expenses and other current assets	(4,695)	1,377
Other long-term assets	(968)	24
Accrued interest	3,744	14,436
Accounts payable and accrued expenses	2,621	3,020
Deferred revenue	8,495	—
Other long-term liabilities	1,530	1,005
Net cash used in operating activities	(71,871)	(71,140)
Cash flows from investing activities:
Additions to property and equipment	(2,950)	(5,405)
Sale of property and equipment	28	—
Purchases of restricted investments	(85,000)	—
Maturities of available-for-sale securities	25,000	120,000
Net cash (used in) provided by investing activities	(62,922)	114,595
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	197,112
Proceeds from issuance of long-term debt, net	293,600	—
Proceeds from exercise of stock options	1,453	—
Proceeds from exercise of warrants	19,850	—
Costs associated with debt restructuring	—	(4,737)
Other	(33)	(25)
Net cash provided by financing activities	314,870	192,350
Net increase in cash and cash equivalents	180,077	235,805
Cash and cash equivalents at the beginning of period	520,979	18,375
Cash and cash equivalents at the end of period	$701,056	$254,180

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

1. Business

Sirius Satellite Radio Inc. broadcasts over 110 channels of digital-quality entertainment: over 60 channels of 100% commercial-free music and over 50 channels of news, sports, talk, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 68% of our new subscribers acquired during the three months ended March 31, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.87.

Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

As of March 31, 2004, we had 351,663 subscribers. Our subscriber totals included subscribers currently in promotional periods and those which have prepaid, and active SIRIUS radios under our agreement with Hertz.

Our primary sources of revenue are subscription and activation fees. In addition, we derive revenues from selling advertising on our non-music channels and from the direct sale of SIRIUS radios.

2. Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements, including the accounts of Sirius Satellite Radio Inc. and our wholly owned subsidiary, have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003, have been recorded. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. Our consolidated financial statements should be read together with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the subscription plan. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as additional historical data becomes available. We record an estimate of mail-in rebates that are paid by us directly to subscribers as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods, estimates are adjusted when necessary.

We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

Equipment revenue from the direct sale of SIRIUS radios is recognized upon shipment of the radios.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

Stock-Based Compensation

In accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to other than employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The following table illustrates the effect on net (loss) income applicable to common stockholders and net loss per share applicable to common stockholders had stock-based employee compensation been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended March 31,
	2004	2003

Net (loss) income applicable to common stockholders—as reported	$(144,059)	$51,880
Non-cash stock compensation expense—as reported	8,065	559
Stock-based compensation—pro forma	(16,449)	(7,718)
Net (loss) income applicable to common stockholders—pro forma	$(152,443)	$44,721
Net (loss) income per share applicable to common stockholders:
Basic—as reported	$(0.12)	$0.16
Diluted—as reported	$(0.12)	$0.16
Net (loss) income per share applicable to common stockholders:
Basic—pro forma	$(0.13)	$0.14
Diluted—pro forma	$(0.13)	$0.14

The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes has become the standard for estimating the fair value of traded options. Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and use significantly lower expected stock price volatility measures than those assumed below. It is our opinion that this model (and other similar option valuation models) does not produce a single reliable measure of the

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

fair value of our stock-based awards. The pro forma stock-based employee compensation was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.98%	1.87%
Expected life of options—years	5.30	4.89
Expected stock price volatility	114%	115%
Expected dividend yield	0%	0%

Debt Restructuring

We recorded a gain of $256,538 in connection with the restructuring of our long-term debt in March 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14½% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8¾% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 194,000,000 and 11,000,000 were not considered in the calculation of diluted net (loss) income per share for the three months ended March 31, 2004 and 2003, respectively, as the effect would have been anti-dilutive.

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS 130 established a standard for reporting and displaying other comprehensive income (loss) and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only components of our other comprehensive (loss) income. Comprehensive (loss) income for the three months ended March 31, 2004 and 2003 was $(144,078) and $139,344, respectively.

Marketable Securities

We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes and

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

U.S. government agency obligations and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders’ equity. We recognized gains on the sale or maturity of marketable securities of $76 and $979 for the three months ended March 31, 2004 and 2003, respectively. Marketable securities held at March 31, 2004 and December 31, 2003 mature within one year from the date of purchase. We had unrealized holding gains on marketable securities of $7 and $26 as of March 31, 2004 and December 31, 2003, respectively.

Restricted Investments

Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. As of March 31, 2004 and December 31, 2003, long-term restricted investments included certificates of deposit of $6,750. Long-term restricted investments as of March 31, 2004 also included $85,000 deposited in escrow in connection with our NFL agreement. This deposit is invested under our direction in a commercial money market fund and will be drawn by the NFL to pay the rights fees due for the 2006-2009 NFL seasons. As of March 31, 2004 and December 31, 2003, short-term restricted investments included certificates of deposit and United States government obligations of $366 and $1,997, respectively. The certificates of deposit and United States government obligations are pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

Asset Retirement Obligation

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recorded costs equal to the present value of the future obligation associated with the retirement of our terrestrial repeater network. These costs, which are included in other long-term liabilities, include an amount that we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition. As of March 31, 2004 and December 31, 2003, our asset retirement obligation was $295 and $279, respectively.

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

	For the Three Months Ended March 31,
	2004	2003
Subscription revenue	$9,859	$1,523
Activation revenue	404	43
Effects of mail-in rebates	(1,061)	(12)
Total subscriber revenue, including effects of mail-in rebates	$9,202	$1,554

5. Non-Cash Stock Compensation

We record non-cash stock compensation expense or benefit in connection with the grant of certain stock options and restricted stock units, and the issuance of common stock to employees and employee benefit plans. We recognized non-cash stock compensation expense of $8,065 and $559 for the three months ended March 31, 2004 and 2003, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

The non-cash stock compensation expense for the three months ended March 31, 2004 includes $2,647 as a result of the accelerated vesting of options during the quarter upon the satisfaction of 2003 performance criteria.

6. Supplemental Cash Flow Disclosures

The following represents supplemental cash flow information:

	For the Three Months Ended March 31,
	2004	2003
Cash paid for interest	$77	$2,461
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	$913	$—
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	40,967
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008	86,569	—
Common stock issued in exchange of 15% Senior Secured Discount Notes due 2007, including accrued interest	—	145,067
Common stock issued in exchange of 14½% Senior Secured Notes due 2009, including accrued interest	—	105,294
Common stock issued in exchange of Lehman term loans, including accrued interest	—	85,902
Common stock issued in exchange of Loral term loans, including accrued interest	—	41,865
Common stock issued in exchange of 8¾% Convertible Subordinated Notes due 2009, including accrued interest	—	24,355
Common stock issued in exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	304,847
Common stock issued in exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	283,785
Warrants issued in exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	30,731

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	As of March 31, 2004	As of December 31, 2003

Accounts payable	$2,280	$1,630
Accrued compensation	2,088	5,247
Accrued capital expenditures	2,822	2,469
Accrued research and development costs	3,600	4,400
Accrued subsidies and distribution costs	32,221	30,770
Accrued broadcast royalties	5,662	3,478
Other accrued expenses	18,919	17,925
Total accounts payable and accrued expenses	$67,592	$65,919

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

8. Long-Term Debt

Our long-term debt consists of the following:

	As of March 31, 2004	As of December 31, 2003
2 1/2% Convertible Notes due 2009	$300,000	$—
3 1/2% Convertible Notes due 2008	67,250	136,250
8 3/4% Convertible Subordinated Notes due 2009	1,744	1,744
14½% Senior Secured Notes due 2009	27,726	27,609
15% Senior Secured Discount Notes due 2007	29,200	29,200
Total long-term debt	$425,920	$194,803

2½% Convertible Notes due 2009

In February 2004, we issued $250,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to Rule 144A under the Securities Act resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of our 2½% Convertible Notes due 2009 resulting in net proceeds of $48,975. Our 2½% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2½% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2½% Convertible Notes due 2009 are not secured by any of our assets.

3½% Convertible Notes due 2008

In May 2003, we issued $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224. Our 3½% Convertible Notes due 2008 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3½% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 3½% Convertible Notes due 2008 are not secured by any of our assets.

In January 2004, we issued 56,409,853 shares of common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,592. These costs are included in interest expense in our consolidated statements of operations for the three months ended March 31, 2004. In December 2003, we issued 54,805,993 shares of common stock in exchange for $65,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,439.

8¾% Convertible Subordinated Notes due 2009

Our 8¾% Convertible Subordinated Notes mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. Our 8¾% Convertible Notes due 2009 are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8¾% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

14½% Senior Secured Notes due 2009

Our 14½% Senior Secured Notes mature on May 15, 2009 and interest is payable semi-annually on May 15 and November 15 of each year. As of March 31, 2004 and December 31, 2003, $30,258 in aggregate principal amount of our 14½% Senior Secured Notes due 2009 was outstanding. The aggregate principal amount of our 14½% Senior Secured Notes due 2009 is reduced by $2,532 and $2,649, as of March 31, 2004 and December 31, 2003, respectively, representing the unamortized portion of the fair market value of warrants issued in connection with these notes. The obligations under our 14½% Senior Secured Notes due 2009 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

15% Senior Secured Discount Notes due 2007

Our 15% Senior Secured Discount Notes mature on December 1, 2007 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 15% Senior Secured Discount Notes due 2007 are secured by a lien on the stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

9. Stockholders’ Equity

Common Stock, par value $.001 per share

As of March 31, 2004, approximately 909,469,097 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

In March 2004, employees exercised 1,791,001 stock options at exercise prices ranging from $1.04 to $1.60, resulting in proceeds to us of $1,866. Of this amount, $1,453 had been collected as of March 31, 2004.

In January 2004, we signed a seven-year agreement with the National Football League (“NFL”) to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of the agreement. The shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $488 of expense associated with these shares during the three months ended March 31, 2004. Of the remaining $40,479 in common stock value, $5,852 and $34,627 are included in other current assets and other long-term assets, respectively, in our consolidated balance sheets as of March 31, 2004.

In November 2003, we sold 73,170,732 shares of our common stock in an underwritten public offering resulting in net proceeds of $149,600.

In June 2003, we sold 86,250,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $144,897.

In March 2003, we sold 24,060,271 shares of our common stock to affiliates of Apollo Management, L.P. (“Apollo”) for an aggregate of $25,000; 24,060,271 shares of our common stock to affiliates of The Blackstone Group L.P. (“Blackstone”) for an aggregate of $25,000; and 163,609,837 shares of our common stock to affiliates of OppenheimerFunds, Inc. (“Oppenheimer”) for an aggregate of $150,000. We received net proceeds of $197,112 in connection with these sales.

Warrants

In February 2004, we announced an agreement with RadioShack Corporation, one of the nation’s largest consumer electronics retailers, to distribute, market and sell SIRIUS radios. In connection with this agreement, we agreed to issue RadioShack warrants to purchase up to 10,000,000 shares of our common stock. All of these warrants will have an exercise price of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement.

In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. In connection with this agreement, we agreed to issue the

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

Penske companies warrants to purchase an aggregate of 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vest upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

In January 2004, we issued warrants to the NFL to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share. 16,666,665 warrants vest upon the delivery to us of media assets by the NFL and its member clubs, and 33,333,335 warrants will be earned by the NFL as we acquire subscribers which are directly trackable through efforts of the NFL.

In March 2003, we issued warrants to purchase 45,416,690 shares of our common stock in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. Warrants to purchase 27,250,013 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on March 7, 2005.

In March 2003, we issued warrants to purchase 42,160,424 shares of our common stock in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock have an exercise price of $0.92 per share. In February 2004, Blackstone exercised 42,160 warrants through a cashless exercise. In connection with this exercise, we issued 28,432 shares of common stock to Blackstone. In January 2004, Blackstone exercised 21,027,512 warrants. In connection with this exercise, we issued 21,027,512 shares of our common stock for $19,850 in net proceeds. In November 2003, Blackstone exercised 21,027,512 warrants through a cashless exercise. In connection with this exercise, we issued 11,531,805 shares of our common stock to Blackstone. As of March 31, 2004, Blackstone held 37,944 warrants with an exercise price of $1.04 per share and 25,296 warrants with an exercise price of $0.92 per share. These warrants are exercisable and expire on September 7, 2004.

In January 2000, we issued DaimlerChrysler a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $60.00 per share. In October 2002, we cancelled the warrant previously issued to DaimlerChrysler and issued a new warrant, which entitles DaimlerChrysler to purchase up to 4,000,000 shares of our common stock at a purchase price of $3.00 per share. This warrant is exercisable based upon the number of new vehicles equipped to receive our broadcasts DaimlerChrysler manufactures, and is fully exercisable after 3,200,000 new DaimlerChrysler vehicles equipped to receive our broadcasts are manufactured. There was no accounting impact associated with the cancellation of the original warrant and subsequent issuance of the new warrant as DaimlerChrysler had not begun to perform under the agreement. We record warrant expense based upon the satisfaction of performance criteria and the fair value of the warrants at each reporting date. The final measurement date of these warrants will be the date that each performance commitment for such warrants is satisfied.

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

In connection with the issuance of our 14½% Senior Secured Notes due 2009 in May 1999, we issued 600,000 warrants, each to purchase 3.65 shares of our common stock at an exercise price of $28.60 per share. As of March 31, 2004, these warrants may be exercised to purchase 4.189 shares of our common stock at an exercise price of $24.92 per share. As of March 31, 2004, 578,990 of these warrants were outstanding.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

We granted an investor warrants to purchase 1,800,000 shares of our common stock at $50.00 per share during the period from June 15, 1998 until June 15, 2005, subject to certain conditions. We may redeem all of these warrants if the price of our common stock is at least $75.00 per share during a specified period. As of March 31, 2004, all of these warrants were outstanding.

We recognized expense of $9,271 and $1 in connection with these warrants for the three months ended March 31, 2004 and 2003, respectively.

10. Employee Benefit Plans

Stock Option Plans

In February 1994, we adopted our 1994 Stock Option Plan (the “1994 Plan”) and our 1994 Directors’ Nonqualified Stock Option Plan (the “Directors’ Plan”). In June 1999, we adopted the Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan (the “1999 Plan”). In March 2003, we adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). As of March 31, 2004, approximately 499,611,049 shares of our common stock were available for grant under these plans. Employees and consultants are eligible to receive awards under the 2003 Plan.

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

In 2003, we granted a total of 47,707,250 nonqualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of these stock options was less than the fair market value of the underlying common stock on the date of grant, we recorded deferred compensation, a component of stockholders’ equity, of $30,299 in 2003. This deferred compensation is amortized to non-cash stock compensation expense over the vesting period. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. 25% of these options vested in March 2004 upon the satisfaction of performance criteria. Employees exercised 1,786,001 of these options in the first quarter of 2004 resulting in proceeds to us of $1,857. During the three months ended March 31, 2004, we recognized non-cash stock compensation associated with these stock options of $4,376, including $2,647 of non-cash stock compensation expense related to the accelerated vesting of stock options during the quarter upon the satisfaction of performance criteria in 2003.

Restricted Stock Units

In 2003, we granted 16,860,000 restricted stock units, with a weighted average grant date fair value of $1.65 per share, to certain employees. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied with respect to the year ending December 31, 2005. We recorded deferred compensation of $27,811 in 2003 in connection with these restricted stock units, which will be amortized to non-cash stock compensation expense over the vesting period. For the three months ended March 31, 2004, we recognized non-cash stock compensation expense associated with these restricted stock units of $1,847.

11. Income Taxes

We recorded income tax expense of $2,521 for the three months ended March 31, 2004. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license which is amortized over 15 years for tax purposes but not amortized for book purposes.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

12. Commitments and Contingencies

We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our cash contractual commitments as of March 31, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
Lease obligations	$7,222	$8,798	$8,006	$7,794	$6,284	$30,318	$68,422
Satellite and transmission	1,781	2,374	2,374	2,374	2,374	16,621	27,898
Programming and content	29,672	35,446	27,192	5,760	4,708	93,625	196,403
Customer service and billing	1,852	1,440	360	—	—	—	3,652
Marketing and distribution	32,221	27,814	17,316	7,295	3,000	—	87,646
Chip set production	9,600	—	—	—	—	—	9,600
Total contractual commitments	$82,348	$75,872	$55,248	$23,223	$16,366	$140,564	$393,621

Operating Leases

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music. In January 2004, we signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. We have agreed to pay the NFL an aggregate of $188,000 in cash during the term of the agreement. $10,000 of this amount was paid in connection with the announcement and execution of our agreement with the NFL and $85,000 was deposited in escrow to pay rights fees for the 2006-2009 NFL seasons. The $85,000 deposited in escrow is included in restricted investments on our consolidated balance sheets and is not included as a contractual commitment in the table above.

Customer Service and Billing

We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

Marketing and Distribution

We have entered into various marketing, sponsorship and distribution agreements to promote our brand and as a result are obligated to make payments to sponsors, retailers, automakers and radio manufacturers. We have also agreed to reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

Chip Set Development and Production

We have entered into an agreement with Agere Systems, Inc. (“Agere”) to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to produce a minimum quantity of chip sets during each year of the agreement. In April 2004, we executed an agreement with STMicroelectronics, one of the largest suppliers of integrated circuits in the world, to produce and integrate our next generation chip set. This agreement requires us to purchase a minimum of 1,500,000 chip sets during a three-year period for an aggregate price of approximately $20,000, and pay for the development of the chips as milestones are satisfied. Such contractual commitments are not included in the table of cash contractual obligations as of March 31, 2004 but will impact our cash obligation in future periods.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

Joint Development Agreement

Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. For the three months ended March 31, 2004, we incurred costs of $288 under this agreement. We did not incur any costs associated with the joint development agreement for the three months ended March 31, 2003. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

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

Through March 31, 2004, we have not entered into any off-balance sheet arrangements or transactions.

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

A significant number of SIRIUS radios are produced by a single vendor due to technology, availability, price, quality and other considerations. In the event that the supply of these SIRIUS radios were delayed or reduced, the ability of manufacturers to ship SIRIUS radios in the desired quantities and in a timely manner would adversely affect our operating results.

13. Subsequent Event

In April 2004, we purchased, and now operate, the facility that our satellite uplink is located on for $2,500 in cash. This purchase included the land, buildings and associated equipment at the site.

In April 2004, we amended our agreement with DaimlerChrysler. As part of this amended agreement, DaimlerChrysler will bundle a one-year subscription to our service in all of its vehicles that contain a factory-installed SIRIUS radio. DaimlerChrysler has agreed to use commercially reasonable efforts to produce and distribute an aggregate of 550,000 such bundled vehicles by June 30, 2006. We will receive from DaimlerChrysler our standard one-year subscription fee for each bundled subscription. We have agreed to reimburse DaimlerChrysler for the costs of factory-installed SIRIUS radios and to pay incentives to DaimlerChrysler upon the achievement of agreed upon volume thresholds. DaimlerChrysler will continue to offer SIRIUS radios as a dealer-installed option in the majority of its remaining vehicles. We intend to issue DaimlerChrysler AG warrants to purchase an aggregate of up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants will vest based on the achievement of various performance milestones, including the volume thresholds contained in our agreement with DaimlerChrysler Corporation. When issued, these warrants will replace the warrants issued to DaimlerChrysler AG in October 2002.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

In April 2004, we executed an agreement with STMicroelectronics, one of the largest suppliers of integrated circuits in the world, to produce and integrate our next generation chip set. This agreement requires us to purchase a minimum of 1,500,000 chip sets during a three-year period for an aggregate price of approximately $20,000, and pay for the development of the chips as milestones are satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10–Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10–K for the year ended December 31, 2003 (the “Form 10–K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business — Risk Factors” in Part I of the Form 10–K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•

our competitive position; XM Satellite Radio, the other satellite radio service provider in the United States, currently has substantially more subscribers than us and may have certain competitive advantages;

•	our dependence upon third parties to manufacture, distribute, market and sell SIRIUS radios and components for those radios;
•	the unproven market for our service;
•	changes to our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution; and
•

the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures; certain satellite failures may not be covered by insurance and we regularly evaluate whether to continue to insure our satellites.

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

Executive Summary

We are one of two satellite radio service providers in the United States. We broadcast over 110 channels of digital-quality entertainment: over 60 channels of 100% commercial-free music and over 50 channels of sports, news, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 68% of our new subscribers acquired during the three months ended March 31, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.87.

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

Our primary source of revenue is subscription fees, with most of our new customers subscribing to SIRIUS on an annual basis. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios.

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

As of March 31, 2004, we had 351,663 subscribers as compared to 261,061 as of December 31, 2003. Subscriptions, including those currently in promotional periods and those which have prepaid, and active SIRIUS radios under our agreement with Hertz, are included in our subscriber totals.

The following chart contains a breakdown of our subscribers as of the dates set forth below:

	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Retail	263,164	197,650	110,821	77,713	51,969
OEM and Special Markets	63,493	39,400	15,358	7,630	4,252
Hertz	25,006	24,011	23,433	19,843	11,838
Total subscribers	351,663	261,061	149,612	105,186	68,059

SIRIUS radios are primarily distributed through automakers and retailers. We have agreements with Ford Motor Company, DaimlerChrysler Corporation, BMW of North America, LLC, Nissan North America, Inc. and Volkswagen of America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. In the autosound aftermarket, SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, Ultimate Electronics, Tweeter Home Entertainment Group, Crutchfield and Good Guys. In February 2004, we announced an agreement with RadioShack Corporation, one of the nation’s largest consumer electronics retailers with more than 7,000 outlets nationwide, to distribute, market and sell SIRIUS radios. On March 31, 2004, SIRIUS radios were available at approximately 6,500 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at approximately 53 airport locations. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, both in the retail aftermarket and with automakers, and on the quality and entertainment value of our programming.

During 2003 we improved our financial position significantly through the issuance of debt and equity securities. We issued 371,151,111 shares of our common stock for net proceeds of $494,497 and $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 for net proceeds of $194,224. We also restructured our debt and equity capitalization, which resulted in the elimination of 91% of our then outstanding debt. The increase in our overall liquidity, reduction of the average interest rate on our outstanding debt and reduction of our overall leverage has better positioned us to meet our business plan.

In the first quarter of 2004, we continued to improve our financial position with the issuance of $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also focused on our brand awareness, acquired programming and expanded the distribution of SIRIUS radios. Specifically,

•

we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. The Penske companies have agreed, where available, to order SIRIUS radios with the vehicles they purchase from automakers, and to use their best efforts to include a bundled subscription to our service in the sale or lease of these vehicles;

•

we signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks;

•

we announced an agreement with RadioShack to distribute, market and sell SIRIUS radios. Our agreement with RadioShack is expected to significantly increase our retail distribution in the second half of 2004; and

•

we executed an agreement with affiliates of EchoStar Communications Corporation. EchoStar has agreed to purchase, distribute, market and sell SIRIUS radios through its extensive network of satellite television dealers and through certain other retailers and distributors.

We have incurred operating losses since inception and expect to continue to incur operating losses until the number of our subscribers increases substantially and we develop cash flows sufficient to cover our operating costs. We also have significant contracts and commercial commitments over the next several years, including subsidies and distribution costs, programming costs, repayment of long-term debt and lease payments as further described below under the heading “Contractual Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources.”

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Total Revenue. Total revenue increased $7,700 to $9,291 for the three months ended March 31, 2004 from $1,591 for the three months ended March 31, 2003. Total revenue for the three months ended March 31, 2004 included subscriber revenue of $9,202, consisting of subscription and non-refundable activation fees, net advertising revenue of $20, equipment revenue of $50 and revenue from other sources of $19. Total revenue for the three months ended March 31, 2003 included subscriber revenue of $1,554, net advertising revenue of $17 and revenue from other sources of $20.

Subscriber Revenue. The increase in subscriber revenue of $7,648 was attributable to the growth of subscribers to our service. We added 283,604 net new subscribers since March 31, 2003 and had 351,663 subscribers as of March 31, 2004. We added 38,112 net new subscribers during the three months ended March 31, 2003 and had 68,059 subscribers as of March 31, 2003. Subscriber revenue for the three months ended March 31, 2004 included subscription revenue of $9,859 and activation revenue of $404, which was offset by $1,061 of costs associated with mail-in rebate programs. Subscriber revenue for the three months ended March 31, 2003 included subscription revenue of $1,523 and activation revenue of $43, which was offset by $12 of costs associated with mail-in rebate programs. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. An estimate of mail-in rebates that are paid by us directly to subscribers are recorded as a reduction to subscription revenue in the period the subscriber activates our service. In subsequent periods estimates are adjusted when necessary. Future subscription revenue will be dependent upon, among other things, the growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

Average monthly revenue per subscriber, or ARPU. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period and is used by us as a measure of operational performance. ARPU for the three months ended March 31, 2004 was $9.92. This amount included the dilutive effects of mail-in rebate programs of $1.14 and the dilutive effects of Hertz subscribers of $0.62. The Hertz program generated $5.17 of revenue per subscriber per month during the three months ended March 31, 2004, resulting in dilution to ARPU. ARPU for the three months ended March 31, 2003 was $10.90. This amount included the dilutive effects of mail-in rebate programs of $0.08 and the dilutive effects of Hertz subscribers of $0.98. The Hertz program generated $5.30 of revenue per subscriber per month during the three months ended March 31, 2003, resulting in dilution to ARPU. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebate programs, and the identification of additional revenue streams from subscribers.

Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
Average monthly revenue per subscriber	$11.68	$11.96
Effects of Hertz subscribers	(0.62)	(0.98)
ARPU before effects of mail-in rebates	$11.06	10.98
Effects of mail-in rebate programs	(1.14)	(0.08)
Reported ARPU	$9.92	$10.90
Average monthly revenue per Hertz subscriber	$5.17	$5.30

Lower ARPU for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is a direct result of the mail-in rebate programs, the introduction of our three months free promotion and the continued success of our $6.99 preferred plan and lifetime plan. ARPU will fluctuate based on promotions implemented in future periods.

Satellite and Transmission. Satellite and transmission expenses increased $1,155 to $9,022 for the three months ended March 31, 2004 from $7,867 for the three months ended March 31, 2003. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. The increase in satellite and transmission expenses is primarily attributable to an increase of $255 in satellite and broadcast engineering costs and an increase of $338 for additions to our terrestrial repeater network. As of March 31, 2004, we had 133 repeaters in operation as compared to 97 as of March 31, 2003. In addition, for the three months ended March 31, 2004 we incurred approximately $165 for royalties associated with the use of security software to prevent the theft of our service. We did not incur any costs related to this software for the three months ended March 31, 2003. The remaining increase was primarily attributable to personnel related costs.

We expect a significant portion of our satellite and transmission expenses to remain relatively constant. Any increases or decreases in these expenses will be due primarily to costs of insuring our in-orbit satellites and additions to our terrestrial repeater network. We regularly evaluate the benefits of maintaining our satellite insurance, and may discontinue our satellite insurance if we consider it reasonably prudent to do so.

Programming and Content. Programming and content expenses increased $2,604 to $9,178 for the three months ended March 31, 2004 from $6,574 for the three months ended March 31, 2003. Programming and content expenses include costs to create, produce and acquire content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees, purchase advertising on media properties owned or controlled by the licensor and pay certain other guaranteed obligations. Advertising revenue share is expensed as the associated revenue is recognized; license fees are expensed as the programming is aired; purchased advertising is recorded as a sales and marketing expense when the advertising is aired; and guaranteed obligations are recognized on a straight-line basis over the term of the applicable agreement. The costs of sports programming agreements which are for a specified number of events are amortized on an event-by-event basis; and those which are for specified seasons are amortized over the seasons on a straight-line basis.

In January 2004, we signed an agreement with the NFL whereby we agreed to pay an aggregate of $188,000 in license fees. In addition to the license fees, we issued to the NFL 15,173,070 shares of our common stock valued at $40,967 and warrants, which we refer to as media-based warrants, to purchase 16,666,665 shares of our common stock at a price of $2.50 per share, which vest upon delivery to us of media assets by the NFL and its member clubs. For the three months ended March 31, 2004, we recognized $488 in expense for the common stock granted to the NFL. We recognized no expense for the license fees or media-based warrants.

In addition to the $488 in expense associated with the NFL, the increase in programming and content expenses was primarily attributable to an increase of $1,811 for costs to create, produce and acquire content, including consultant costs incurred to assist us with the acquisition of content, and an increase of $161 for additional on-air talent. We have also entered into agreements with various rights organizations pursuant to which we pay royalties for public performances of music. These agreements include fixed and variable payment obligations. We record variable broadcast royalties as they are incurred and fixed obligations on a straight-line basis over the term of the applicable agreement. Variable broadcast royalties increased $144 as a result of an increase in our subscriber base.

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

We anticipate that our programming and content costs will increase significantly as we continue to develop and enhance our channels. We regularly evaluate new programming opportunities and may choose to acquire new content in the future at substantial costs.

Customer Service and Billing. Customer service and billing costs increased $1,658 to $3,860 for the three months ended March 31, 2004 from $2,202 for the three months ended March 31, 2003. Customer service and billing costs include expenses associated with the operation of our customer service center and subscriber management system. The increase in customer service and billing costs is primarily attributable to an additional $1,256 in customer service representative and telecommunication costs as a result of an increase in the number of representatives at our customer service center needed to support the growth of our subscriber base; an increase of $504 in credit card fees, also as a result of the growth of our subscriber base and the success of our lifetime plan; and an increase of $200 for consultants hired to support our customer service and billing infrastructure. These increases were offset by a decrease in operation and maintenance fees related to our current subscriber management system, which replaced our prior system in May 2003. Customer service and billing costs increased 75.3% compared to an increase in our end of period subscribers of 416.7% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

We continue to evaluate the effectiveness of our billing system, and implement enhancements to the system. We expect our total customer care and billing costs to increase and our costs per gross activation to decrease as our subscriber base grows.

Sales and Marketing. Sales and marketing expenses increased $3,467 to $34,953 for the three months ended March 31, 2004 from $31,486 for the three months ended March 31, 2003. Sales and marketing expenses include advertising media and production activities, payments to reimburse retailers, distributors, radio manufacturers and automakers for marketing and promotional activities, and expense for certain equity securities granted to third parties. Excluding expense for certain equity securities granted to third parties, sales and marketing expenses decreased $5,803 to $25,682 for the three months ended March 31, 2004 from $31,485 for the three months ended March 31, 2003.

Advertising Media and Production. Advertising media and production expense includes promotional events, sponsorships, media, advertising production and market research. Such costs are expensed as incurred. Advertising media and production costs decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily as a result of the expiration of our Nascar sponsorship and a decrease in media spending for both print and television advertising.

Distribution. Distribution costs associated with our automakers and retailers include the costs of advertising, residual payments, market development funds, revenue share payments and in-store merchandising. Advertising is expensed as incurred. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer and are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers, automakers and radio manufacturers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. Revenue share is expensed as the corresponding subscription revenue is earned. Distribution costs decreased for the three months ended March 31, 2004 as compared to March 31, 2003 primarily as a result of a decrease in co-op advertising and market development funds pursuant to contractual obligations offset by an increase in residuals and revenue share as a result of the growth in our subscribers.

Equity Securities Granted to Third Parties. We have issued a warrant to purchase 4,000,000 shares of our common stock to each of DaimlerChrysler and Ford. These warrants become exercisable based on, among other conditions, the number of enabled vehicles the automakers manufacture. Pursuant to an amended agreement we entered into with

DaimlerChrysler in April 2004, we intend to issue DaimlerChrysler warrants to purchase an aggregate of up to 21,500,000 shares of our common stock. When issued these warrants will replace the 4,000,000 warrants originally granted to DaimlerChrysler. We record warrant expense based upon the performance of the automakers in manufacturing enabled vehicles and the fair value of the warrants at each reporting date. The final measurement date of these warrants will be the date that each performance commitment for such warrants is satisfied. In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation. In connection with this agreement, we agreed to issue the Penske companies warrants to purchase an aggregate of 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vest upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies. For the three months ended March 31, 2004, we recorded $9,271 in expense associated with warrants granted to third parties as compared to $1 for the three months ended March 31, 2003. In January 2004, we signed an agreement with the NFL whereby we agreed to pay an aggregate of $188,000 in license fees. In addition to the license fees, we issued to the NFL warrants, which we refer to as media-based warrants, to purchase 16,666,665 shares of our common stock at a price of $2.50 per share, which vest upon delivery to us of media assets by the NFL and its member clubs. We recognized no expense for the license fees or media-based warrants for the three months ended March 31, 2004.

We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Such increase will include the impact of the agreements we entered into in the first quarter of 2004 with Penske, RadioShack, EchoStar and the NFL. Pursuant to these agreements, we expect to incur additional expense in connection with joint marketing efforts and the issuance of warrants to purchase our common stock. Expense associated with joint marketing efforts will be expensed as incurred, while expense associated with the issuance of warrants will be recognized based on the fair value of the warrants as targets or milestones are achieved. A portion of the fair value of the media-based warrants issued in connection with our NFL agreement will be expensed over the NFL season to sales and marketing expense with respect to that portion of the warrants attributable to marketing activities only. Expense associated with warrants is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the performance criteria are met; therefore, our expense is not readily predictable.

Subscriber Acquisition Costs. Subscriber acquisition costs increased $15,117 to $26,981 for the three months ended March 31, 2004 from $11,864 for the three months ended March 31, 2003. Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers, retailers and payments to Agere Systems, Inc. (“Agere”) for chip sets. Certain subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. We retain ownership of the SIRIUS radios used in our agreement with Hertz; as a result, amounts capitalized in connection with this program are not included in our subscriber acquisition costs.

The increase in subscriber acquisition costs is primarily attributable to higher shipments of SIRIUS radios to support our future growth; an increase in commissions as a result of higher activations in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003; and an increase in chip set subsidies as a result of purchase commitments under our agreement with Agere. In addition to chip set subsidies included in subscriber acquisition costs, as of March 31, 2004, approximately $8,360 of chip sets delivered to us by Agere will be shipped to radio manufacturers in future periods, and are included in other current assets on our consolidated balance sheets.

Subscriber acquisition costs per gross activation, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber acquisition costs and the negative margins from the sale of SIRIUS radios over the number of gross activations for the period and is used by us as a key operating performance indicator. Total subscriber acquisition costs per gross activation for the three months ended March 31, 2004 was $248. Of this amount, approximately $70 per gross activation represented the costs of promotional activities. Subscriber acquisition costs per gross activation, net of promotional activities, was approximately $178 per gross activation for the three months ended March 31, 2004.

We expect total subscriber acquisition costs to increase in the future as our gross activations increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. Subscriber acquisition costs in future periods are also expected to include expense for the fair value of 33,333,335 bounty-based warrants we granted to the NFL. These warrants will be earned by the NFL as we acquire subscribers which are directly trackable through efforts of the NFL. Expense associated with these warrants will be based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the subscriber targets are met; therefore, our expense is not readily predictable. We do anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components.

General and Administrative. General and administrative expenses decreased $1,225 to $7,869 for the three months ended March 31, 2004 from $9,094 for the three months ended March 31, 2003. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs. The decrease was primarily a result of a reduction in legal fees of $1,648 related to the termination of our agreement with the prior provider of our subscriber management system in 2003. This decrease was offset by an overall increase in bad debt expense due to the growth of our subscriber base.

Research and Development. Research and development expense decreased $1,854 to $5,119 for the three months ended March 31, 2004 from $6,973 for the three months ended March 31, 2003. Research and development costs include the costs to develop our next generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers. Our agreement with Agere to develop and produce chip sets for use in SIRIUS radios requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement, and requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production. The decrease in research and development expense is primarily attributable to a decrease in non-recurring engineering costs related to the development of our chip sets. Such decrease in expense was offset by increases related to our joint development agreement with XM Satellite Radio for which we incurred no related expense for the three months ended March 31, 2003 and salary and consulting expense related to the addition of headcount to support the continued development of future generation chip sets and products.

We expect our research and development expense to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products. Our April 2004 agreement with STMicroelectronics to produce and integrate our next generation chip set will require us to pay ST agreed upon amounts for the development of chip sets as milestones are satisfied. Such costs will be recorded to research and development expense.

Non-Cash Stock Compensation. We recognized non-cash stock compensation expense of $8,065 and $559 for the three months ended March 31, 2004 and 2003, respectively. Non-cash stock compensation includes charges and benefits associated with the grant of certain stock options and restricted stock units and the issuance of our common stock to employees and employee benefit plans. The increase is primarily a result of expense recognized during the quarter related to the issuance of approximately 65,000,000 stock-based awards issued to employees and consultants in 2003, which include a combination of stock options with an exercise price of $1.04 per share and restricted stock units. The difference between the exercise price and the market price on the date of grant is recorded to non-cash stock compensation expense over the applicable vesting period. Included in the expense associated with these stock-based awards for the three months ended March 31, 2004 is $2,647 associated with the accelerated vesting of options during the quarter upon the satisfaction of performance criteria in 2003. Future non-cash stock compensation is contingent upon a number of factors, including the price of our common stock and the vesting date of stock options and restricted stock units, and could materially change.

Debt Restructuring. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt for the three months ended March 31, 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14½% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8¾% Convertible Subordinated Notes due 2009 exchanged in the restructuring. The loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

Interest Expense. Interest expense increased $5,034 to $23,699 for the three months ended March 31, 2004 from $18,665 for the three months ended March 31, 2003. The increase in interest expense was attributable to debt conversion costs incurred as a result of the exchange of debt for our common stock, offset by a decrease of interest expense as a result of a reduction in our outstanding debt obligations. Debt conversion costs represent the loss on conversion associated with the debt exchanged. Such costs were $19,592 for the three months ended March 31, 2004.

Income Tax Expense. We recorded income tax expense of $2,521 for the three months ended March 31, 2004. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license which is amortized over 15 years for tax purposes but not amortized for book purposes.

Liquidity and Capital Resources

We have financed our operations through the sale of debt and equity securities. As of March 31, 2004, we had cash, cash equivalents and marketable securities totaling $706,664 and working capital of $652,749, compared with cash, cash equivalents and marketable securities totaling $289,742 and working capital of $263,268 as of March 31, 2003. Since December 31, 2002, our recapitalization and the issuance of convertible debt and common stock in exchange for net proceeds of $982,321 substantially improved our liquidity.

In January 2004, we signed a seven-year programming and marketing agreement with the NFL. In connection with this agreement, we paid $5,000 in December 2003, $5,000 in February 2004 and $85,000 was deposited in escrow. We are not required to make further payments to the NFL until August 2009. In the first quarter of 2004, we also issued $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600. We intend to use these proceeds for general corporate purposes, including investments in programming and infrastructure and to pay the costs of retail and automotive distribution arrangements. In January 2004, we also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with Blackstone’s exercise of certain warrants.

Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties. As of March 31, 2004, we had 351,663 subscribers. We currently expect that we will need approximately two million subscribers before we achieve cash flow breakeven, which we estimate will occur by the end of 2005. We may change our plans and, as a result, our actual funding requirements could vary materially. We may need to raise additional funds through the sale of additional debt and equity securities to fund costs that are not contemplated by our business plan. Such costs may include the costs of acquiring new programming as well as distribution costs and subscriber acquisition costs, investing in our infrastructure and/or potential acquisitions. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fiscal obligations and could result in operating covenants that would restrict our operations. We cannot provide assurance that these additional sources of funds will be available, or, if available, would have reasonable terms.

Cash Flows for the Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net cash used in operating activities remained relatively consistent at $71,871 for the three months ended March 31, 2004 as compared to $71,140 for the three months ended March 31, 2003. Net cash used in operating activities adjusted for non-cash items and before changes in assets and liabilities was $82,506 for the three months ended March 31, 2004 as compared to $90,023 for the three months ended March 31, 2003, a decrease of $7,517. This decrease in the net outflow of cash was primarily attributable to the increase in revenue of $7,700 as expenses, excluding the effects of non-cash items, remained relatively consistent. Cash outflows for the three months ended March 31, 2004 and 2003 were used to fund our cost of services and other operating expenses primarily to obtain additional content on our music and non-music channels and to market our service to potential subscribers. In addition, we continued to pay incentives and subsidies to acquire new subscribers. We expect to continue to have net outflows of cash for the remainder of 2004 to fund our operations. For the three months ended March 31, 2004, we had an inflow of cash from subscribers on annual subscription plans and certain other prepaid subscription programs for which we record deferred revenue. We expect such deferred revenue balance to increase in future periods as our subscriber base grows. This inflow of cash was partially offset by the outflow of cash for chip sets delivered to us by Agere which will be shipped to radio manufacturers in future periods. Such amounts are included in the prepaid and other current assets change in the consolidated statements of cash flows for the three months ended March 31, 2004.

Net cash used in investing activities was $62,922 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $114,595 for the three months ended March 31, 2003. For the three months ended March 31, 2004, we deposited $85,000 in escrow in connection with the NFL agreement. We received $25,000 and $120,000 for the three months ended March 31, 2004 and 2003, respectively, as a result of the maturity of certain available-for-sale securities.

Net cash provided by financing activities was $314,870 and $192,350 for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 we issued $300,000 in principal amount of our 2½% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also received proceeds from the exercise of options and warrants of $1,453 and $19,850, respectively. During the three months ended March 31, 2003, we sold shares of common stock resulting in net proceeds of $197,112 and incurred costs associated with our debt restructuring of $4,737.

2003 Long-Term Incentive Plan

In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”), and on March 4, 2003 our stockholders approved this plan. The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees and consultants are eligible to receive awards under the 2003 Plan. As of March 31, 2004, approximately 499,611,049 shares of our common stock were available for grant under the 2003 Plan.

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

In 2003, we granted a total of 47,707,250 stock options to employees and consultants with an exercise price of $1.04 per share. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. 25% of these options vested in March 2004 upon the satisfaction of performance criteria. Employees exercised 1,786,001 of these stock options in the first quarter of 2004 resulting in proceeds to us of $1,857. The exercise of the remaining vested options could result in an inflow of cash in future periods.

Contractual Commitments

We have entered into various contracts, which have resulted in significant cash obligations in future periods. Such cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected cash contractual commitments as of March 31, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt obligations	$14,948	$18,774	$18,774	$47,974	$80,467	$338,098	$519,035
Lease obligations	7,222	8,798	8,006	7,794	6,284	30,318	68,422
Satellite and transmission	1,781	2,374	2,374	2,374	2,374	16,621	27,898
Programming and content	29,672	35,446	27,192	5,760	4,708	93,625	196,403
Customer service and billing	1,852	1,440	360	—	—	—	3,652
Marketing and distribution	32,221	27,814	17,316	7,295	3,000	—	87,646
Chip set development and production	9,600	—	—	—	—	—	9,600
Total contractual commitments	$97,296	$94,646	$74,022	$71,197	$96,833	$478,662	$912,656

Long-Term Debt Obligations

Long-term debt obligations include principal and interest payments. As of March 31, 2004, we had $428,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14½% Senior Secured Notes due 2009, $67,250 in aggregate principal amount of our 3½% Convertible Notes due 2008, $1,744 in aggregate principal amount of our 8¾% Convertible Subordinated Notes due 2009 and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009.

Operating Leases

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, guarantee minimum advertising revenue share or purchase advertising on properties owned or controlled by these licensors. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music. In January 2004, we signed a seven-year agreement with the National Football League to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. We have agreed to pay the NFL an aggregate of $188,000 in cash during the term of the agreement. $10,000 of this amount was paid in connection with the announcement and execution of our agreement with the NFL and $85,000 was deposited in escrow to pay rights fees for the 2006-09 NFL seasons. The $85,000 deposited in escrow is included in restricted investments on our consolidated balance sheets and is not included as a contractual commitment in the table above.

Customer Service and Billing

We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

Marketing and Distribution

We have entered into various marketing, sponsorship and distribution agreements to promote our brand and as a result are obligated to make payments to sponsors, retailers, automakers and radio manufacturers. We have also agreed to reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

Chip Set Development and Production

We have entered into an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement. In April 2004, we executed an agreement with STMicroelectronics, one of the largest suppliers of integrated circuits in the world, to produce and integrate our next generation chip set. This agreement requires us to purchase a minimum of 1,500,000 chip sets during a three-year period for an aggregate price of approximately $20,000, and pay for the development of the chips as milestones are satisfied. Such contractual commitments are not included in the table of cash contractual obligations as of March 31, 2004 but will impact our cash obligation in future periods.

Joint Development Agreement

Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. For the three months ended March 31, 2004, we incurred costs of $288 under this agreement. We did not incur any costs associated with the joint development agreement for the three months ended March 31, 2003. The costs related to the joint development agreement are being expensed as incurred in research and development. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

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

We are required under the terms of certain agreements to provide letters of credit which place restrictions on our cash and cash equivalents. As of March 31, 2004 and December 31, 2003, $7,116 and $8,747, respectively, were classified as restricted investments to secure our reimbursement obligations under these letters of credit.

We have not entered into any off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in note 3 to the consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

Subscription Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as additional historical data becomes available. As required by Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscription revenue in the period the subscriber activates our service.

Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to other than employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

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

We have an agreement with Agere to develop and produce chip sets for use in SIRIUS radios. This agreement requires Agere to manufacture a minimum quantity of chip sets during each year of the agreement, and requires us to pay Agere fixed monthly payments. These costs are allocated between research and development and subscriber acquisition costs for development work and chip set production. Costs allocated to chip set production are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers. Chip sets that are shipped to us are recorded as inventory and expensed as subscriber acquisition costs when shipped to radio manufacturers.

Long-Lived Assets. We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time as an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

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

FCC License. We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis or more frequently if there were indicators of impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed an impairment analysis of our FCC license on November 1, 2003, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to March 31, 2004.

Part II

Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 20, 2004, we sold $250,000,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 to Morgan Stanley & Co. Incorporated, as initial purchaser. On March 31, 2004, we sold an additional $50,000,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 to Morgan Stanley & Co. Incorporated pursuant to an option granted to the initial purchaser in connection with the initial offering.

The 2½% Convertible Notes due 2009 were offered and sold only to qualified institutional buyers in compliance with Rule 144A under the Securities Act. We did not sell the 2½% Convertible Notes due 2009 by any form of general solicitation or general advertising. In connection with the sale of the 2½% Convertible Notes due 2009, we paid an aggregate of $6,150,000 in discounts and fees to Morgan Stanley & Co. Incorporated. The proceeds from the sale of the 2½% Convertible Notes due 2009 will be used for general corporate purposes, including investments in programming and infrastructure, such as satellites, equipment and radio spectrum, and to pay the costs of retail and automotive distribution arrangements.

The following table contains information relating to our purchases of our equity securities during the three months ended March 31, 2004:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2004 through January 31, 2004	$69,000,000 in principal amount of 3½% Convertible Notes due 2008 exchanged for 56,409,853 shares of our common stock	$3.16	N/A	N/A

All of the purchases of our 3½% Convertible Notes due 2008 during the three months ended March 31, 2004 were made as part of negotiated transactions in which the notes were exchanged for shares of our common stock in transactions exempt pursuant to Section 3(a)(9) of the Securities Act. We have not announced any plans or programs to repurchase any of our equity securities. We may from time to time purchase all or a portion of our outstanding 2½% Convertible Notes due 2009, 3½% Convertible Notes due 2008 or 8¾% Convertible Subordinated Notes due 2009 in negotiated transactions.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

See Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On January 15, 2004, we filed a Current Report on Form 8-K to report that our board of directors had extended the expiration date of the rights issued under the Rights Agreement between The Bank of New York and ourselves from January 15, 2004 to July 1, 2004.

On January 27, 2004, we filed a Current Report on Form 8-K to announce an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation.

On January 28, 2004, we filed a Current Report on Form 8-K to announce our results for the year and three months ended December 31, 2003.

On February 12, 2004, we filed a Current Report on Form 8-K to announce an agreement with RadioShack Corporation, one of the nation’s largest consumer electronics retailers, to distribute, market and sell SIRIUS radios.

On February 12, 2004, we filed a Current Report on Form 8-K to announce, among other things, projections regarding our subscribers at December 31, 2004 and our revenues for the year ending December 31, 2004.

On April 6, 2004, we filed a Current Report on Form 8-K to announce a new agreement with DaimlerChrysler Corporation.

On April 21, 2004, we filed a Current Report on Form 8-K to announce our financial and operating results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.
By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 10, 2004

Exhibit Index

Exhibit	Description

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.3	—

Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on October 30, 1997 (the “Form 8-A”)).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).

4.2.1	—

Rights Agreement, dated as of October 22, 1997 (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 1 to the Form 8-A).

4.2.2	—	Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to the Form 8-A).

4.2.3	—	Amendment to the Rights Agreement dated as of October 13, 1998 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 13, 1998).

4.2.4	—	Amendment to the Rights Agreement dated as of November 13, 1998 (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated November 17, 1998).

4.2.5	—	Amended and Restated Amendment to the Rights Agreement dated as of December 22, 1998 (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on January 6, 1999).

4.2.6	—

Amendment to the Rights Agreement dated as of June 11, 1999 (incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-4 (File No. 333-82303) (the “1999 Units Registration Statement”)).

4.2.7	—	Amendment to the Rights Agreement dated as of September 29, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.2.8	—	Amendment to the Rights Agreement dated as of December 23, 1999 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 29, 1999).

4.2.9	—

Amendment to the Rights Agreement dated as of January 28, 2000 (incorporated by reference to Exhibit 4.6.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

4.2.10	—	Amendment to the Rights Agreement dated as of August 7, 2000 (incorporated by reference to Exhibit 4.6.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.2.11	—

Amendment to the Rights Agreement dated as of January 8, 2002 (incorporated by reference to Exhibit 4.6.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

4.2.12	—	Amendment to the Rights Agreement dated as of October 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4.2.13	—	Amendment to the Rights Agreement dated as of March 6, 2003 (incorporated by reference to Exhibit 4.2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2.14	—	Amendment to the Rights Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 31, 2003).

4.2.15	—	Amendment to the Rights Agreement dated as of July 30, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 30, 2003).

4.2.16	—	Amendment to the Rights Agreement dated as of January 14, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 15, 2004).

Exhibit	Description

4.3	—

Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company’s 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-34769) (the “1997 Units Registration Statement”)).

4.4	—

Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company’s 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5	—	Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.6	—

Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

4.7	—	Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).

4.8	—

Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.9	—

Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.10	—

Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	—	Form of 14½% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the 1999 Units Registration Statement).

4.12	—

Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.13	—

Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.14	—

First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.15	—

Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.16	—

Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.17	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

Exhibit	Description

4.18	—

Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.19	—

Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.20	—

Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.21	—

Common Stock Purchase Warrant granted by the Company to DaimlerChrysler Corporation dated October 25, 2002 (incorporated by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.22	—

Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.23	—	Form of Series A Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.24	—	Form of Series B Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.25	—

Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.26	—

Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.27	—

Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.28	—

Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.29	—

Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.30	—

Amended and Restated Intercreditor Agreement, dated as of March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1.1	—

Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the

quarter ended March 31, 2000).

Exhibit	Description

*10.2	—	Employment Agreement, dated as of November 26, 2001, between the Company and Joseph P. Clayton (incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K).

*10.3	—

Employment Agreement, dated as of May 3, 2002, between the Company and Mary Patricia Ryan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.4	—

Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.5	—

Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.6	—	1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.7	—	Amended and Restated 1994 Directors’ Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.8	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.9	—	Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.10	—

Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.11	—

Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1	—	Certificate of Joseph P. Clayton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Joseph P. Clayton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—

Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).

______________

*	This document has been identified as a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.