Form 10-Q
period 2004-06-30
SIRIUS SATELLITE RADIO INC
filed 2004-08-09
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-24710

______________

SIRIUS SATELLITE RADIO INC.

(Exact name of registrant as specified in its charter)

______________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value (Class)	1,236,800,145 shares (Outstanding as of August 6, 2004)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Revenue:
Subscriber revenue, including effects of mail-in rebates	$12,950	$2,029	$22,152	$3,583
Advertising revenue, net of agency fees	130	27	150	44
Equipment revenue	140	—	190	—
Other revenue	10	17	29	37

Total revenue	13,230	2,073	22,521	3,664

Operating expenses:
Cost of services (excludes depreciation expense shown separately below):
Satellite and transmission	8,183	7,688	16,595	15,555
Programming and content	11,185	7,639	20,363	14,213
Customer service and billing	4,529	16,320	8,389	18,522
Cost of equipment	405	—	469	—
Sales and marketing	41,358	28,680	76,311	60,166
Subscriber acquisition costs	34,711	9,273	61,692	21,137
General and administrative	11,420	12,464	19,289	21,558
Research and development	6,045	6,467	11,774	13,440
Depreciation expense	23,583	23,463	47,271	47,563
Non-cash stock compensation expense (benefit) (1)	4,796	(123)	12,861	436

Total operating expenses	146,215	111,871	275,014	212,590

Loss from operations	(132,985)	(109,798)	(252,493)	(208,926)
Other (expense) income:
Debt restructuring	—	—	—	256,538
Interest and investment income	1,946	1,327	3,615	2,670
Interest expense	(5,269)	(3,365)	(28,968)	(22,030)
Other income	71	—	71	—

Total other (expense) income	(3,252)	(2,038)	(25,282)	237,178

(Loss) income before income taxes	(136,237)	(111,836)	(277,775)	28,252
Income tax expense	(560)	—	(3,081)	—

Net (loss) income	(136,797)	(111,836)	(280,856)	28,252
Preferred stock dividends	—	—	—	(8,574)
Preferred stock deemed dividends	—	—	—	(79,634)

Net loss applicable to common stockholders	$(136,797)	$(111,836)	$(280,856)	$(59,956)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.11)	$(0.12)	$(0.23)	$(0.09)

Weighted average common shares outstanding (basic and diluted)	1,235,920	931,720	1,226,764	631,421

(1)	Allocation of non-cash stock compensation expense (benefit) to other operating expenses:

Satellite and transmission	$171	$30	$595	$109
Programming and content	266	49	1,609	137
Customer service and billing	46	3	132	10
Sales and marketing	1,053	(277)	3,886	(69)
General and administrative	2,819	44	5,168	170
Research and development	441	28	1,471	79

Total non-cash stock compensation expense (benefit)	$4,796	$(123)	$12,861	$436

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$634,023	$520,979
Marketable securities	5,576	28,904
Prepaid expenses	15,763	18,745
Restricted investments	365	1,997
Other current assets	17,903	9,039

Total current assets	673,630	579,664
Property and equipment, net	904,074	941,052
FCC license	83,654	83,654
Restricted investments, net of current portion	91,750	6,750
Deferred financing fees	9,033	5,704
Other long-term assets	38,730	493

Total assets	$1,800,871	$1,617,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,415	$65,919
Accrued interest	3,946	1,349
Deferred revenue	29,357	14,735

Total current liabilities	127,718	82,003
Long-term debt	426,037	194,803
Deferred revenue, net of current portion	7,070	3,724
Other long-term liabilities	12,700	11,593

Total liabilities	573,525	292,123
Stockholders’ equity:
Common stock, $.001 par value: 2,500,000,000 shares authorized, 1,236,167,289 and 1,137,758,947 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1,236	1,138
Additional paid-in capital	2,709,708	2,525,135
Deferred compensation	(49,022)	(47,411)
Accumulated other comprehensive (loss) income	(26)	26
Accumulated deficit	(1,434,550)	(1,153,694)

Total stockholders’ equity	1,227,346	1,325,194

Total liabilities and stockholders’ equity	$1,800,871	$1,617,317

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Accumulated

	Share	Amount	Capital	Compensation	(Loss) Income	Deficit	Total

Balances, December 31, 2003	1,137,758,947	$1,138	$2,525,135	$(47,411)	$26	$(1,153,694)	$1,325,194
Net loss	—	—	—	—	—	(280,856)	(280,856)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(52)	—	(52)

Total comprehensive loss							$(280,908)

Issuance of common stock to employees and employee benefit plans	825,010	1	1,277	—	—	—	1,278
Compensation in connection with the issuance of stock options	—	—	267	—	—	—	267
Issuance of stock based awards	—	—	14,215	(14,215)	—	—	—
Cancellation of stock based awards	—	—	(287)	287		—	—
Amortization of deferred compensation	—	—	—	12,317	—	—	12,317
Equity securities granted to third parties	—	—	16,666	—	—	—	16,666
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, at exercise prices of $0.83 to $1.75 per share	4,944,465	5	5,142	—	—	—	5,147
Exchange of 3 1/2% Convertible Notes due 2008	56,409,853	56	86,512	—	—	—	86,568
Exercise of warrants, at exercise prices of $0.92 and $1.04 per share	21,055,944	21	19,829	—	—	—	19,850

Balances, June 30, 2004	1,236,167,289	$1,236	$2,709,708	$(49,022)	$(26)	$(1,434,550)	$1,227,346

The accompanying notes are an integral part of this consolidated financial statement.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net (loss) income	$(280,856)	$28,252
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	47,271	47,563
Non-cash interest expense	20,595	2,188
Non-cash stock compensation expense	12,861	436
Loss on disposal of assets	19	14,465
Non-cash gain associated with debt restructuring	—	(261,275)
Costs associated with debt restructuring	—	4,737
Expense for equity securities granted to third parties	17,047	6
Changes in operating assets and liabilities:
Marketable securities	(92)	(1,185)
Prepaid expenses and other current assets	(29)	6,203
Other long-term assets	(3,414)	13
Accrued interest	2,876	13,007
Accounts payable and accrued expenses	29,473	7,325
Deferred revenue	17,968	2,509
Other long-term liabilities	1,107	—

Net cash used in operating activities	(135,174)	(135,756)

Cash flows from investing activities:
Additions to property and equipment	(10,340)	(10,179)
Sale of property and equipment	28	—
Purchases of restricted investments	(85,000)	—
Maturities of available-for-sale securities	25,000	150,000

Net cash (used in) provided by investing activities	(70,312)	139,821

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	342,659
Proceeds from issuance of long-term debt, net	293,600	194,224
Proceeds from exercise of stock options	5,147	—
Proceeds from exercise of warrants	19,850	—
Costs associated with debt restructuring	—	(4,737)
Other	(67)	(51)

Net cash provided by financing activities	318,530	532,095

Net increase in cash and cash equivalents	113,044	536,160
Cash and cash equivalents at the beginning of period	520,979	18,375

Cash and cash equivalents at the end of period	$634,023	$554,535

The accompanying notes are an integral part of these consolidated financial statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

1. Business

Sirius Satellite Radio Inc. broadcasts over 120 channels of digital-quality entertainment: 65 channels of 100% commercial-free music and over 50 channels of news, sports, talk, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 69% of the subscribers we acquired during the six months ended June 30, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.17.

Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

As of June 30, 2004, we had 480,341 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers to our service, including subscribers in promotional periods, subscribers that have prepaid, and active SIRIUS radios under our agreement with Hertz.

Our primary sources of revenue are subscription and activation fees. We also derive revenues from the sale of advertising on our non-music channels and from the direct sale of SIRIUS radios and accessories.

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

In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, have been recorded. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. Our consolidated financial statements should be read together with our consolidated financial statements and the footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the subscription plan. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as additional historical data becomes available. We record an estimate of mail-in rebates that will be paid by us directly to subscribers as a reduction to subscriber revenue in the period the subscriber activates our service. In subsequent periods, estimates are adjusted when necessary.

We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment of these items.

Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and directors. Accordingly, we record non-cash stock compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to non-employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). In practice, Black-Scholes has become the standard for estimating the fair value of traded options. Traded options, unlike our stock-based awards, are not subject to vesting restrictions, are fully transferable and use significantly lower expected stock price volatility measures than our assumptions. It is our opinion that this model (and other similar option valuation models) does not produce a single reliable measure of the fair value of our stock-based awards. The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based compensation been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Net loss applicable to common stockholders—as reported	$(136,797)	$(111,836)	$(280,856)	$(59,956)
Non-cash stock compensation expense (benefit)—as reported	4,796	(123)	12,861	436
Stock-based compensation—pro forma	(15,607)	(5,601)	(31,876)	(13,319)

Net loss applicable to common stockholders—pro forma	$(147,608)	$(117,560)	$(299,871)	$(72,839)

Net loss per share applicable to common stockholders:
Basic and diluted—as reported	$(0.11)	$(0.12)	$(0.23)	$(0.09)
Basic and diluted—pro forma	$(0.12)	$(0.13)	$(0.24)	$(0.12)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

The pro forma stock-based compensation was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Risk-free interest rate	3.72%	0.91%	3.72%	0.91-1.87%
Expected life of options—years	5.30	4.89	5.30	4.89
Expected stock price volatility	114%	115%	114%	115%
Expected dividend yield	N/A	N/A	N/A	N/A

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

Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 173,000,000 and 164,000,000 for the three and six months ended June 30, 2004, respectively, and 165,000,000 and 88,000,000 for the three and six months ended June 30, 2003, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only components of our other comprehensive (loss) income. Comprehensive loss for the three months ended June 30, 2004 and 2003 was $136,830 and $112,046, respectively. Comprehensive (loss) income for the six months ended June 30, 2004 and 2003 was $(280,908) and $27,298, respectively.

Marketable Securities

We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes and U.S. government agency obligations and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders’ equity.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

We recognized gains on the sale or maturity of marketable securities of $76 for the six months ended June 30, 2004, none of which were recognized during the three months ended June 30, 2004. Marketable securities held at June 30, 2004 and December 31, 2003 mature within one year from the date of purchase. We had unrealized holding (losses) gains on marketable securities of $(26) and $26 as of June 30, 2004 and December 31, 2003, respectively.

Restricted Investments

Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. As of June 30, 2004 and December 31, 2003, long-term restricted investments included certificates of deposit of $6,750. Long-term restricted investments as of June 30, 2004 also included $85,000 deposited in escrow in connection with our National Football League (“NFL”) agreement. This deposit is invested under our direction in a commercial money market fund and will be drawn by the NFL to pay the rights fees due for the 2006-2009 NFL seasons. As of June 30, 2004 and December 31, 2003, short-term restricted investments included certificates of deposit and United States government obligations of $365 and $1,997, respectively. The certificates of deposit and United States government obligations are pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

4. Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. We record an estimate of mail-in rebates that will be paid by us directly to subscribers as a reduction to subscriber revenue in the period the subscriber activates our service. In subsequent periods, estimates are adjusted when necessary. Subscriber revenue consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Subscription fees	$13,067	$2,719	$22,926	$4,242
Activation fees	327	63	731	106
Effect of mail-in rebates	(444)	(753)	(1,505)	(765)

Total subscriber revenue	$12,950	$2,029	$22,152	$3,583

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

5. Supplemental Cash Flow Disclosures

The following represents supplemental cash flow information:

	For the Six Months Ended June 30,

	2004	2003

Cash paid for interest	$5,637	$6,854
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	913	—
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	40,967	—
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008	86,568	—
Common stock issued in exchange of 15% Senior Secured Discount Notes due 2007, including accrued interest	—	145,067
Common stock issued in exchange of 14½% Senior Secured Notes due 2009, including accrued interest	—	105,294
Common stock issued in exchange of Lehman term loans, including accrued interest	—	85,902
Common stock issued in exchange of Loral term loans, including accrued interest	—	41,865
Common stock issued in exchange of 8¾% Convertible Subordinated Notes due 2009, including accrued interest	—	24,355
Common stock issued in exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	304,847
Common stock issued in exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	283,785
Warrants issued in exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	30,731

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	As of June 30, 2004	As of December 31, 2003

Accounts payable	$1,990	$1,630
Accrued compensation	4,136	5,247
Accrued research and development costs	5,318	4,400
Accrued subsidies and distribution costs	50,453	30,770
Accrued broadcast royalties	7,990	3,478
Other accrued expenses	24,528	20,394

Total accounts payable and accrued expenses	$94,415	$65,919

7. Long-Term Debt

Our long-term debt consists of the following:

	As of June 30, 2004	As of December 31, 2003

2 1/2% Convertible Notes due 2009	$300,000	$—
3 1/2% Convertible Notes due 2008	67,250	136,250
8 3/4% Convertible Subordinated Notes due 2009	1,744	1,744
14 1/2% Senior Secured Notes due 2009	27,843	27,609
15% Senior Secured Discount Notes due 2007	29,200	29,200

Total long-term debt	$426,037	$194,803

2½% Convertible Notes due 2009

In February 2004, we issued $250,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to Rule 144A under the Securities Act, resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of our 2½% Convertible Notes due 2009, resulting in net proceeds of $48,975. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2½% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2½% Convertible Notes due 2009 are not secured by any of our assets.

3½% Convertible Notes due 2008

In May 2003, we issued $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 in an underwritten public offering, resulting in net proceeds of $194,224. These notes are convertible, at the option of

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3½% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 3½% Convertible Notes due 2008 are not secured by any of our assets.

In January 2004, we issued 56,409,853 shares of common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,592. These costs are included in interest expense on our consolidated statements of operations for the six months ended June 30, 2004. In December 2003, we issued 54,805,993 shares of common stock in exchange for $65,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,439.

8. Stockholders’ Equity

Common Stock, par value $.001 per share

As of June 30, 2004, approximately 523,189,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

During the six months ended June 30, 2004, employees exercised 4,944,465 stock options at exercise prices ranging from $0.83 to $1.75 per share, resulting in proceeds of $5,147.

In January 2004, we signed a seven-year agreement with the NFL to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $293 of expense associated with these shares during the six months ended June 30, 2004. Of the remaining $40,674 in common stock value, $5,852 and $34,822 are included in other current assets and other long-term assets, respectively, on our consolidated balance sheets as of June 30, 2004.

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

Warrants

In April 2004, we amended our agreement with DaimlerChrysler Corporation (“DaimlerChrysler”). As part of this amended agreement, DaimlerChrysler agreed to include a one-year subscription to our service with all of its vehicles that contain a factory-installed SIRIUS radio. DaimlerChrysler has agreed to use commercially reasonable efforts to produce and distribute an aggregate of 550,000 such bundled vehicles by June 30, 2006. We will receive from DaimlerChrysler our standard one-year subscription fee for each bundled subscription. We have agreed to reimburse DaimlerChrysler for certain costs of factory-installed SIRIUS radios and to pay incentives to DaimlerChrysler upon the achievement of agreed upon volume thresholds. DaimlerChrysler will continue to offer SIRIUS radios as a dealer-installed option in the majority of its remaining vehicles.

In June 2004, we issued to DaimlerChrysler AG warrants to purchase an aggregate of up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants vest based on the achievement of various performance milestones, including the volume thresholds contained in our agreement with DaimlerChrysler. These warrants replaced the warrants issued to DaimlerChrysler AG in October 2002. As of June 30, 2004,

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

DaimlerChrysler satisfied certain performance criteria, which caused 750,000 warrants to become vested and exercisable.

In February 2004, we announced an agreement with RadioShack Corporation (“RadioShack”), one of the nation’s largest consumer electronics retailers, to distribute, market and sell SIRIUS radios. In connection with this agreement, we issued RadioShack warrants to purchase up to 10,000,000 shares of our common stock. All of these warrants have an exercise price of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement.

In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, “Penske companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase an aggregate of 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vest upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

In January 2004, we issued to the NFL warrants to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share. 16,666,665 of these warrants vest upon the delivery to us of media assets by the NFL and its member clubs, and 33,333,335 of these warrants will be earned by the NFL as we acquire subscribers which are directly trackable through efforts of the NFL.

During the six months ended June 30, 2004, we issued to additional third parties warrants to purchase 7,300,000 shares of our common stock at exercise prices of $3.20 and $3.21 per share. These warrants vest over time and upon achievement of certain milestones.

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

In March 2003, we issued warrants to purchase 42,160,424 shares of our common stock in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock have an exercise price of $0.92 per share. In February 2004, Blackstone exercised 42,160 warrants through a cashless exercise. In connection with this exercise, we issued 28,432 shares of common stock to Blackstone. In January 2004, Blackstone exercised 21,027,512 warrants. In connection with this exercise, we issued 21,027,512 shares of our common stock for $19,850 in net proceeds. In November 2003, Blackstone exercised 21,027,512 warrants through a cashless exercise. In connection with this exercise, we issued 11,531,805 shares of our common stock to Blackstone. As of June 30, 2004, Blackstone held 37,944 warrants with an exercise price of $1.04 per share and 25,296 warrants with an exercise price of $0.92 per share. These warrants are exercisable and expire on September 7, 2004.

We recognized expense of $6,108 and $5 in connection with warrants for the three months ended June 30, 2004 and 2003, respectively, and $15,378 and $6 for the six months ended June 30, 2004 and 2003, respectively.

9. Employee Benefit Plans

Stock Option Plans

In February 1994, we adopted our 1994 Stock Option Plan (the “1994 Plan”) and our 1994 Directors’ Nonqualified Stock Option Plan (the “Directors’ Plan”). In June 1999, we adopted the Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan (the “1999 Plan”). In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”), and on March 4, 2003 our stockholders approved this plan. On May 25, 2004, our stockholders approved an amendment to the 2003 Plan to include members of our board of directors as eligible participants. Employees, consultants, and members of our board of directors are eligible to receive awards under the 2003 Plan. As of June 30, 2004, approximately 133,218,000 shares of our common stock were available for grant under these plans.

The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan generally vest over three to five years from the date of grant and expire in ten years.

In 2003, we granted a total of 47,707,250 non-qualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of the stock options granted to employees was less than the fair market value of the underlying common stock on the date of grant, we recorded deferred compensation, a component of stockholders’ equity, of $30,299 in 2003. This deferred compensation is amortized to non-cash stock compensation expense over the vesting period. Of this amount, we expensed $1,480 and $5,856 for the three and six months ended June 30, 2004, respectively. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. 25% of these options vested in March 2004 upon the satisfaction of performance criteria. The six months ended June 30, 2004 includes $2,647 of non-cash stock compensation expense related to the accelerated vesting of stock options during the first quarter of 2004, due to the satisfaction of certain performance criteria in 2003. Employees exercised 4,934,101 of these options during the six months ended June 30, 2004, resulting in proceeds of $5,131.

Restricted Stock Units

In 2004, we granted 2,985,000 restricted stock units, with a grant date fair value of $3.16 per share, to certain new employees. Of these restricted stock units, 391,000 vested immediately upon grant. The remaining restricted stock units vest either over time or in July 2009 with acceleration to March 2007 if performance criteria are satisfied with respect to the year ending December 31, 2006. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting.

In 2004, we also granted 1,286,316 restricted stock units, with a weighted average grant date fair value of $2.92 per share, to existing employees. Certain of these restricted stock units vest in February 2005. The remaining restricted stock units vest in July 2008 with acceleration to February 2005 if certain performance criteria are met for the year ending December 31, 2004.

In 2003, we granted 16,860,000 restricted stock units, with a weighted average grant date fair value of $1.65 per share, to certain employees. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied with respect to the year ending December 31, 2005.

We recorded deferred compensation of $37,241 in connection with restricted stock units, which is being amortized to non-cash stock compensation expense over the vesting period. For the three and six months ended June 30, 2004, we recognized non-cash stock compensation expense associated with these restricted stock units of $3,052 and $6,431, respectively.

10. Income Taxes

We recorded income tax expense of $560 and $3,081 for the three and six months ended June 30, 2004, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

11. Commitments and Contingencies

We have entered into various contracts which have resulted in significant cash obligations in future periods. The following table summarizes our contractual cash commitments as of June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total

Lease obligations	$4,958	$8,622	$7,821	$7,560	$6,033	$30,318	$65,312
Satellite and transmission	1,187	2,374	2,374	2,374	2,374	16,621	27,304
Programming and content	26,561	36,380	27,634	6,085	4,808	79,975	181,443
Customer service and billing	3,538	4,625	3,310	3,032	—	—	14,505
Marketing and distribution	36,430	31,939	19,016	7,295	3,000	13,950	111,630
Chip set production	7,220	10,048	10,048	—	—	—	27,316

Total contractual cash commitments	$79,894	$93,988	$70,203	$26,346	$16,215	$140,864	$427,510

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

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

We have agreed to pay the NFL an aggregate of $188,000 during the term of our agreement. Of this amount, $10,000 was paid in connection with the announcement and execution of our agreement with the NFL and $85,000 was deposited in escrow to pay rights fees for the 2006-2009 NFL seasons. We are not required to make any further payments to the NFL until August 2009. The $85,000 deposited in escrow is included in restricted investments on our consolidated balance sheets and is not included as a contractual cash commitment in the table above. Of the total remaining cash commitments of $93,000, approximately $79,000 relates to programming and content.

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

Since our agreement with the NFL contains a sponsorship element, we have allocated a portion of the contractual obligations accordingly. Of the total remaining contractual cash commitments of $93,000, approximately $14,000 relates to sponsorship.

Chip Set Development and Production

We have entered into an agreement with Agere Systems, Inc. (“Agere”) to produce chip sets for use in SIRIUS radios. This agreement requires Agere to produce a minimum quantity of chip sets during each year of the agreement through September 30, 2004. We have also entered into agreements with Agere to pay for the development of our chip sets and to license intellectual property related to our chip sets.

In April 2004, we executed an agreement with STMicroelectronics, one of the largest suppliers of integrated circuits in the world, to produce our next generation chip set. This agreement requires us to purchase a minimum of 1,500,000 chip sets during a three-year period for an aggregate price of approximately $20,000, and pay for the development of the chip sets as milestones are satisfied.

Joint Development Agreement

Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

satellite radios. The costs related to the joint development agreement are being expensed as incurred to research and development expense. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components. In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

As of June 30, 2004, we have not entered into any off-balance sheet arrangements or transactions.

Risks and Uncertainties

Agere is currently the sole supplier of chip sets to our radio manufacturers. Although there are a limited number of manufacturers of these chip sets, we believe that other suppliers could provide similar chip sets on comparable terms. In April 2004, we executed an agreement with STMicroelectronics to produce our next generation chip set, which is currently in the development stage. Another change of suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect our operating results.

A significant number of SIRIUS radios are produced by a single vendor. In the event that the supply of these SIRIUS radios were delayed or reduced, the ability of manufacturers to ship SIRIUS radios in the desired quantities and in a timely manner would adversely affect our operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business – Risk Factors” in Part I of the Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•

our competitive position; XM Satellite Radio, the other satellite radio service provider in the United States, currently has substantially more subscribers than us and may have certain competitive advantages;

•	our dependence upon third parties to manufacture, distribute, market and sell SIRIUS radios and components for those radios;
•	the unproven market for our service;
•	changes to our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution; and
•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures, and are not insured.

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

Executive Summary

Sirius Satellite Radio Inc. broadcasts over 120 channels of digital-quality entertainment: 65 channels of 100% commercial-free music and over 50 channels of news, sports, talk, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 69% of the subscribers we acquired during the six months ended June 30, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.17.

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

Our primary source of revenue is subscription fees, with most of our new customers subscribing to SIRIUS on an annual basis. We also derive revenue from activation fees, the sale of advertising on our non-music channels and from the direct sale of SIRIUS radios and accessories.

Our cost of services includes satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses consist primarily of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. Programming and content expenses include costs to acquire programming from third parties, on-air talent costs and broadcast royalties. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

As of June 30, 2004, we had 480,341 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers to our service, including subscribers in promotional periods, subscribers that have prepaid, and active SIRIUS radios under our agreement with Hertz.

The following chart contains a breakdown of our subscribers as of the dates set forth below:

	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003

Retail	344,349	263,164	197,650	110,821	77,713
OEM and special markets	111,145	63,493	39,400	15,358	7,630
Hertz	24,847	25,006	24,011	23,433	19,843

Total subscribers	480,341	351,663	261,061	149,612	105,186

SIRIUS radios are primarily distributed through automakers and retailers. We have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. In the autosound aftermarket, SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, Ultimate Electronics, Tweeter Home Entertainment Group, Crutchfield, Good Guys, RadioShack and DISH Network outlets. On June 30, 2004, SIRIUS radios were available at over 20,000 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at approximately 53 airport locations. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, both in the retail aftermarket and with automakers, and on the quality and entertainment value of our programming.

During 2003, we improved our financial position significantly through the issuance of debt and equity securities. We issued 371,151,111 shares of our common stock for net proceeds of $494,497 and $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 for net proceeds of $194,224. We also restructured our debt and equity capitalization, which resulted in the elimination of 91% of our then outstanding debt. The increase in our overall liquidity, reduction of the average interest rate on our outstanding debt from 12.6% prior to the restructuring to 6.8% at December 31, 2003, and reduction of our overall leverage better positioned us to meet our business plan.

In the first half of 2004, we continued to improve our financial position with the issuance of $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600 and further reducing our average interest rate to 4.3%. We also focused on our brand awareness, acquired programming and expanded the distribution of SIRIUS radios.

We have incurred operating losses since inception and expect to continue to incur operating losses until the number of our subscribers increases substantially and we develop cash flows sufficient to cover our operating costs. We also have significant contracts and commercial commitments over the next several years, including subsidies and distribution costs, programming costs, repayment of long-term debt and lease payments, as further described below under the heading “Contractual Cash Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources.”

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Total Revenue. Total revenue increased $11,157 to $13,230 for the three months ended June 30, 2004 from $2,073 for the three months ended June 30, 2003. Total revenue for the three months ended June 30, 2004 included subscriber revenue of $12,950, consisting of subscription and non-refundable activation fees, net advertising revenue of $130, equipment revenue of $140 and revenue from other sources of $10. Total revenue for the three months ended June 30, 2003 included subscriber revenue of $2,029, net advertising revenue of $27 and revenue from other sources of $17.

Subscriber Revenue. The increase in subscriber revenue of $10,921 was attributable to the growth of subscribers to our service. We added 128,678 net new subscribers during the three months ended June 30, 2004. We added 37,127 net new subscribers during the three months ended June 30, 2003. Subscriber revenue for the three months ended June 30, 2004 included subscription fees of $13,067 and activation fees of $327, which was offset by $444 of costs associated with mail-in rebates. Subscriber revenue for the three months ended June 30, 2003 included subscription fees of $2,719 and activation fees of $63, which was offset by $753 of costs associated with mail-in rebates. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

Average monthly revenue per subscriber, or ARPU. ARPU, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period and is used by us as a measure of operational performance.

Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber:

	For the Three Months Ended June 30,

	2004	2003

Average monthly revenue per subscriber	$11.19	$12.24
Effects of Hertz subscribers	(0.29)	(1.40)

ARPU before effects of mail-in rebates	10.90	10.84
Effects of mail-in rebates	(0.36)	(2.93)

Reported ARPU	$10.54	$7.91

Average monthly revenue per Hertz subscriber	$6.50	$4.42

Lower average monthly revenue per subscriber was a result of promotional activity which provides an effective first year price of $9.99 per month, our $6.99 multi-receiver plan, and the popularity of our annual or longer subscription plans. Higher reported ARPU is a direct result of the expiration of our mail-in rebate program in May 2004 and the overall improvement in our Hertz program. Future ARPU will be dependent upon the amount and timing of subscriber discounts, mail-in rebates and the identification of additional revenue streams from subscribers.

Satellite and Transmission. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio.

Satellite and transmission expenses increased $495 to $8,183 for the three months ended June 30, 2004 from $7,688 for the three months ended June 30, 2003. The increase in satellite and transmission expenses was primarily attributable to increased satellite and broadcast engineering costs, partially as a result of the operating costs of our satellite uplink facility which we acquired in April 2004 and costs associated with the Echostar rollout, and increased costs for additions to our terrestrial repeater network. As of June 30, 2004, we had 134 repeaters in operation as compared with 103 as of June 30, 2003. In addition, for the three months ended June 30, 2004 we incurred approximately $119 for royalties associated with the use of security software to prevent the theft of our service. We did not incur any costs related to this software for the three months ended June 30, 2003. These increases were partially offset by a decrease in personnel related costs.

We expect a significant portion of our satellite and transmission expenses to decline. Effective as of August 2, 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites would be covered by the available insurance or fall within a policy exclusion. Excluding the elimination of satellite insurance costs of approximately $2,200 per quarter, increases in satellite and transmission expenses will be primarily attributable to additions to our terrestrial repeater network.

Programming and Content. Programming and content expenses include costs to create, produce and acquire content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees, purchase advertising on media properties owned or controlled by the licensor and pay certain other guaranteed amounts. We also grant options and warrants to third parties in connection with certain of our programming agreements.

Programming and content expenses increased $3,546 to $11,185 for the three months ended June 30, 2004 from $7,639 for the three months ended June 30, 2003. Excluding equity granted to third parties of $780, programming and content expenses increased $2,766 to $10,405 for the three months ended June 30, 2004 from $7,639 for the three months ended June 30, 2003. The increase in programming and content expenses excluding granted equity was primarily attributable to an increase of $2,204 for costs to create, produce and acquire content, including consultant costs incurred to assist us with the acquisition of content, an increase of $165 for additional on-air talent and an increase in broadcast royalties of $395 as a result of an increase in our subscriber base.

We anticipate that our programming and content expenses will increase significantly as we continue to develop and enhance our channels. Specifically, our agreement with the National Football League (“NFL”) will result in an increase in license fees and granted equity. The rights fees under this agreement include $188,000 in cash payments and the $40,967 value of the 15,173,070 shares granted to the NFL upon signing the agreement. Beginning with the start of the NFL season in August 2004, we will record the portion of the NFL rights fees allocated as programming and content expense. In each of the seven years of the agreement, $27,710 of the rights fees will be amortized to programming and content expense over the seven month NFL season from August through February. Rights fees of $5,000 are considered a sponsorship cost and will be amortized to sales and marketing expense over each contract year from March through February.

We regularly evaluate new programming opportunities and may choose to acquire new content in the future at substantial costs. Expense associated with equity granted to third parties is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the performance criteria are met; therefore, our expense is not readily predictable.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

Customer service and billing expenses decreased $11,791 to $4,529 for the three months ended June 30, 2004 from $16,320 for the three months ended June 30, 2003. The decrease in expense is primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. Such decrease in customer service and billing expenses was offset by an additional $1,340 in customer service representative and telecommunication costs as a result of an increase in the number of representatives at our customer service center needed to support the growth of our subscriber base; an increase of $475 in credit card fees, also as a result of the growth of our subscriber base; an increase of $282 in subscriber management system operation costs; and an increase of $444 for consultants hired to support our customer service and billing infrastructure. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 144.2% compared with an increase in our end of period subscribers of 356.7% as of June 30, 2004 as compared with June 30, 2003.

We continue to evaluate the effectiveness of, and implement enhancements to, our billing system. We expect our customer care and billing expenses to increase and our costs per subscriber to decrease as our subscriber base grows.

Sales and Marketing. Sales and marketing expenses include advertising media and production costs, distribution costs and expense for equity securities granted to third parties. Advertising media and production costs primarily include promotional events, sponsorships, media, advertising production and market research. Distribution costs associated with our retailers, distributors, radio manufacturers and automakers primarily include the costs of advertising, residuals, market development funds, revenue share and in-store merchandising.

Sales and marketing expenses increased $12,678 to $41,358 for the three months ended June 30, 2004 from $28,680 for the three months ended June 30, 2003. Excluding the cost of equity securities granted to third parties, sales and marketing expenses increased $6,392 to $35,067 for the three months ended June 30, 2004 from $28,675 for the three months ended June 30, 2003. Advertising media and production costs decreased approximately $1,900 for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003, primarily as a result of a decrease in sponsorship costs and a decrease in media spending for both print and television advertising. Sponsorship costs declined as a result of the expiration of our NASCAR sponsorship, partially offset by the costs incurred in connection with our NFL agreement. Of the total rights fees under the NFL agreement, rights fees of $5,000 are considered a sponsorship cost and will be amortized to sales and marketing expense over each contract year from March through February. Media spending declined as a result of additional media spending incurred in connection with the introduction of our plug-n-play product for the three months ended June 30, 2003. Distribution costs increased approximately $5,200 for the three months ended June 30, 2004 as compared with June 30, 2003 primarily as a result of costs associated with the commencement of our sales efforts with RadioShack in June 2004. The remaining increase was attributable to increased compensation, consulting fees and related costs for additions to our sales and marketing headcount.

For the three months ended June 30, 2004, we recorded $6,291 in expense associated with equity granted to third parties as compared with $5 for the three months ended June 30, 2003. Equity granted to third parties increased primarily as a result of the issuance to DaimlerChrysler of warrants to purchase 21,500,000 shares of our common stock, which vest upon the achievement of performance milestones. As of June 30, 2004, DaimlerChrysler satisfied certain performance criteria that resulted in 750,000 warrants becoming vested and exercisable. Additional expense was recognized for DaimlerChrysler warrants as DaimlerChrysler progresses toward the achievement of certain other milestones. The remaining expense for the three months ended June 30, 2004 was primarily attributable to our agreement with Penske.

We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Such increases will include the impact of the agreements we entered into in the first quarter of 2004 with Penske, RadioShack and the NFL. Pursuant to these agreements, we expect to incur additional expense in connection with joint marketing efforts and the issuance of warrants to purchase our common stock. Expense associated with warrants is based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the performance criteria are met; therefore, our expense is not readily predictable.

Subscriber Acquisition Costs. Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers, retailers and chip set manufacturers. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. Subscriber acquisition costs do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

Subscriber acquisition costs increased $25,438 to $34,711 for the three months ended June 30, 2004 from $9,273 for the three months ended June 30, 2003. The increase in subscriber acquisition costs is primarily attributable to increased shipments of SIRIUS radios and chip sets to support future activations, and an increase in commissions as a result of increased activations in the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. Net activations were 128,678 and 37,127 for the three months ended June 30, 2004 and 2003, respectively. In addition to chip set subsidies included in subscriber acquisition costs, as of June 30, 2004, approximately $6,825 of chip sets delivered to us by Agere will be shipped to radio manufacturers in future periods or placed into production for those chip sets held on consignment with radio manufacturers, and are included in other current assets on our consolidated balance sheets.

Subscriber acquisition costs per gross activation, which is not a measure of financial performance under accounting principles generally accepted in the United States, is derived from total subscriber acquisition costs and the negative margins from the direct sale of SIRIUS radios and accessories over the number of gross activations for the period and is used by us as a key operating performance indicator. Total subscriber acquisition costs per gross activation for the three months ended June 30, 2004 was $234.

The satellite radio industry showed significant fourth quarter seasonality in 2003 and is expected to do so again in 2004. To ensure retailers have sufficient inventory for the 2004 holiday selling season, we will incur chip set and hardware subsidies in the third quarter for fourth quarter activation. As a result, subscriber acquisition costs and subscriber acquisition costs per gross activation are expected to increase significantly in the third quarter and decline significantly in the fourth quarter. Subscriber acquisition costs in future periods are also expected to include expense for the fair value of 33,333,335 bounty-based warrants we granted to the NFL. These warrants will be earned by the NFL as we acquire subscribers which are directly trackable through efforts of the NFL. Expense associated with these warrants will be based on the fair market value of our common stock. Fair market value could fluctuate at each reporting date until the final measurement date when the subscriber targets are met; therefore, our expense is not readily predictable. We anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and as we secure agreements with additional manufacturers of these components.

General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

General and administrative expenses decreased $1,044 to $11,420 for the three months ended June 30, 2004 from $12,464 for the three months ended June 30, 2003. The decrease was primarily a result of $5,072 of legal fees and settlement costs associated with the termination of our agreement with the prior provider of our subscriber management system in the 2003 period. This decrease was offset by an increase in compensation for additional headcount, consulting fees, rent and occupancy costs for additional office space, and costs incurred in connection with our annual meeting of stockholders.

Research and Development. Research and development expenses include the costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

Research and development expenses decreased $422 to $6,045 for the three months ended June 30, 2004 from $6,467 for the three months ended June 30, 2003. The decrease in research and development expenses are primarily attributable to a decrease of $2,206 in non-recurring engineering costs primarily related to the development of our chip sets and the incorporation of SIRIUS radios into vehicles manufactured by automakers. Such decrease in expense was offset by increases related to our joint development agreement with XM Satellite Radio and compensation and consulting costs related to the addition of headcount to support the continued development of future generation chip sets and products.

We expect our research and development expense to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products. Our April 2004 agreement with STMicroelectronics to produce our next generation chip set will require us to pay agreed upon amounts for the development of chip sets as milestones are satisfied. Such costs will be recorded to research and development expense.

Non-Cash Stock Compensation. Non-cash stock compensation expense includes charges and benefits associated with the grant of certain stock options and restricted stock units and the issuance of our common stock to employees and employee benefit plans.

We recognized non-cash stock compensation expense of $4,796 for the three months ended June 30, 2004 compared with a benefit of $123 for the three months ended June 30, 2003. The expense recognized for the three months ended June 30, 2004 related to the issuance of stock-based awards to employees and consultants, which include a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units. The difference between the exercise price and the market price on the date of grant is recorded to non-cash stock compensation expense over the applicable vesting period. Future non-cash stock compensation expense is contingent upon a number of factors, including the price of our common stock and the vesting date of stock options and restricted stock units, and could materially change. The non-cash stock compensation benefit for the three months ended June 30, 2003 was principally a result of a $314 benefit related to certain performance conditions of restricted stock that were not satisfied.

Interest Expense. Interest expense increased $1,904 to $5,269 for the three months ended June 30, 2004 from $3,365 for the three months ended June 30, 2003. The increase in interest expense was the result of the issuance of our 2½% Convertible Notes due 2009 in the first quarter of 2004.

Income Tax Expense. We recorded income tax expense of $560 for the three months ended June 30, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Total Revenue. Total revenue increased $18,857 to $22,521 for the six months ended June 30, 2004 from $3,664 for the six months ended June 30, 2003. Total revenue for the six months ended June 30, 2004 included subscriber revenue of $22,152, consisting of subscription and non-refundable activation fees, net advertising revenue of $150, equipment revenue of $190 and revenue from other sources of $29. Total revenue for the six months ended June 30, 2003 included subscriber revenue of $3,583, net advertising revenue of $44 and revenue from other sources of $37.

Subscriber Revenue. The increase in subscriber revenue of $18,569 was attributable to the growth of subscribers to our service. We added 219,280 net new subscribers during the six months ended June 30, 2004 and had 480,341 subscribers as of June 30, 2004. In comparison, we added 75,239 net new subscribers during the six months ended June 30, 2003 and had 105,186 subscribers as of June 30, 2003. Subscriber revenue for the six months ended June 30, 2004 included subscription fees of $22,926 and activation fees of $731, and was offset by $1,505 of costs associated with mail-in rebates. Subscriber revenue for the six months ended June 30, 2003 included subscription fees of $4,242 and activation fees of $106, and was offset by $765 of costs associated with mail-in rebates.

Average monthly revenue per subscriber, or ARPU. Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber:

	For the Six Months Ended June 30,

	2004	2003

Average monthly revenue per subscriber	$11.35	$12.12
Effects of Hertz subscribers	(0.38)	(1.27)

ARPU before effects of mail-in rebates	10.97	10.85
Effects of mail-in rebates	(0.70)	(1.91)

Reported ARPU	$10.27	$8.94

Average monthly revenue per Hertz subscriber	$5.81	$4.69

Lower average monthly revenue per subscriber was a result of promotional activity which provides an effective first year price of $9.99 per month, our $6.99 multi-receiver plan, and the popularity of our annual or longer subscription plans. Higher reported ARPU is a direct result of the expiration of our mail-in rebate program in May 2004 and the overall improvement in our Hertz program.

Satellite and Transmission. Satellite and transmission expenses increased $1,040 to $16,595 for the six months ended June 30, 2004 from $15,555 for the six months ended June 30, 2003. The increase in satellite and transmission expenses is primarily attributable to increased satellite and broadcast engineering costs, partially as a result of the operating costs of our satellite uplink facility which we acquired in April 2004 and costs associated with the Echostar rollout, and increased costs for additions to our terrestrial repeater network. In addition, for the six months ended June 30, 2004 we incurred approximately $284 for royalties associated with the use of security software to prevent the theft of our service. We did not incur any costs related to this software for the six months ended June 30, 2003. These increases were partially offset by a decrease in personnel related costs.

Programming and Content. Programming and content expenses increased $6,150 to $20,363 for the six months ended June 30, 2004 from $14,213 for the six months ended June 30, 2003. The increase in programming and content expenses was primarily attributable to an increase of $4,017 for costs to create, produce and acquire content, including consultant costs incurred to assist us with the acquisition of content, an increase of $326 for additional on-air talent, and an increase in broadcast royalties of $539 as a result of an increase in our subscriber base. We also recognized $1,268 of expense associated with equity granted to third parties during the six months ended June 30, 2004. No expense associated with equity granted to third parties was recognized during the six months ended June 30, 2003.

No expense associated with our NFL agreement was recognized in programming and content for the six months ended June 30, 2004.

Customer Service and Billing. Customer service and billing expenses decreased $10,133 to $8,389 for the six months ended June 30, 2004 from $18,522 for the six months ended June 30, 2003. The decrease in expense is primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. Such decrease in customer service and billing expenses was offset by an additional $2,596 in customer service representative and telecommunication costs as a result of an increase in the number of representatives at our customer service center needed to support the growth of our subscriber base; an increase of $979 in credit card fees, also as a result of the growth of our subscriber base; and an increase of $644 for consultants hired to support our customer service and billing infrastructure. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 106.8% compared with an increase in our end of period subscribers of 356.7% as of June 30, 2004 as compared with June 30, 2003.

Sales and Marketing. Sales and marketing expenses increased $16,145 to $76,311 for the six months ended June 30, 2004 from $60,166 for the six months ended June 30, 2003. Substantially all of this increase was associated with the cost of equity securities granted to third parties.

Excluding the cost of equity securities granted to third parties, sales and marketing expenses increased $588 to $60,748 for the six months ended June 30, 2004 from $60,160 for the six months ended June 30, 2003. Advertising media and production costs decreased approximately $6,900 for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 primarily as a result of a decrease in sponsorship costs and a decrease in media spending for both print and television advertising. Sponsorship costs declined as a result of the expiration of our NASCAR sponsorship, partially offset by the costs incurred in connection with our NFL agreement. Media spending declined as a result of additional media spending incurred in connection with the introduction of our plug-n-play product for the six months ended June 30, 2003. Distribution costs increased approximately $3,600 for the six months ended June 30, 2004 as compared with June 30, 2003 primarily as a result of costs associated with the commencement of our sales efforts with RadioShack in June 2004. Other increases were attributable to increased compensation, consulting fees and related costs for additions to our sales and marketing headcount.

For the six months ended June 30, 2004, we recorded $15,563 in expense associated with equity granted to third parties as compared with $6 for the six months ended June 30, 2003. Equity granted to third parties increased primarily as a result DaimlerChrysler satisfying certain performance criteria that resulted in 750,000 warrants becoming vested and exercisable. Additional expense was recognized for DaimlerChrysler warrants as DaimlerChrysler progresses toward the achievement of certain other milestones. The remaining expense for the three months ended June 30, 2004 was primarily attributable to our agreement with Penske.

Subscriber Acquisition Costs. Subscriber acquisition costs increased $40,555 to $61,692 for the six months ended June 30, 2004 from $21,137 for the six months ended June 30, 2003. The increase in subscriber acquisition costs is primarily attributable to higher shipments of SIRIUS radios and chip sets to support our future growth and an increase in commissions as a result of higher activations in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003.

Total subscriber acquisition costs per gross activation for the six months ended June 30, 2004 was $240.

General and Administrative. General and administrative expenses decreased $2,269 to $19,289 for the six months ended June 30, 2004 from $21,558 for the six months ended June 30, 2003. The decrease was primarily a result of $6,720 in legal fees and settlement costs associated with the termination of our agreement with the prior provider of our subscriber management system in the 2003 period. This decrease was partially offset by an increase in compensation for additional headcount, consulting fees, rent and occupancy costs for additional office space, bad debt expense due to the growth of our subscriber base and costs incurred in connection with our annual meeting of stockholders.

Research and Development. Research and development expenses decreased $1,666 to $11,774 for the six months ended June 30, 2004 from $13,440 for the six months ended June 30, 2003. The decrease in research and development expenses was primarily attributable to a $5,255 decrease in non-recurring engineering costs primarily related to the development of our chip sets and the incorporation of SIRIUS radios into vehicles manufactured by automakers. This decrease in expense was partially offset by increases related to our joint development agreement with XM Satellite Radio and compensation and consulting costs related to the addition of headcount to support the continued development of future generation chip sets and products.

Non-Cash Stock Compensation. We recognized non-cash stock compensation expense of $12,861 and $436 for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily a result of expense recognized for the six months ended June 30, 2004 in connection with the issuance of stock-based awards to employees and consultants, which include a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units. Included in the expense for the six months ended June 30, 2004 is $2,647 associated with the accelerated vesting of options, which vested during the first quarter of 2004, upon the satisfaction of certain performance criteria in 2003.

Debt Restructuring. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt for the six months ended June 30, 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14½% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8¾% Convertible Subordinated Notes due 2009 exchanged in the restructuring. The loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

Interest Expense. Interest expense increased $6,938 to $28,968 for the six months ended June 30, 2004 from $22,030 for the six months ended June 30, 2003. The increase in interest expense was attributable to debt conversion costs incurred as a result of the exchange of debt for our common stock in the first quarter of 2004. Debt conversion costs represent the loss on conversion associated with the debt exchanged. Such costs were $19,592 for the six months ended June 30, 2004. The overall increase in interest expense was offset by a decrease in interest as a result of our debt restructuring.

Income Tax Expense. We recorded income tax expense of $3,081 for the six months ended June 30, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

Liquidity and Capital Resources

We have financed our operations through the sale of debt and equity securities. As of June 30, 2004, we had cash, cash equivalents and marketable securities totaling $639,599 and working capital of $545,912, compared with cash, cash equivalents and marketable securities totaling $560,093 and working capital of $524,050 as of June 30, 2003. Since December 31, 2002, our recapitalization and the issuance of convertible debt and common stock in exchange for net proceeds of $982,321 substantially improved our liquidity.

In January 2004, we signed a seven-year programming and marketing agreement with the NFL. In connection with this agreement, we paid $5,000 in December 2003, $5,000 in February 2004 and $85,000 was deposited in escrow in January 2004. We are not required to make further payments to the NFL until August 2009. In the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600. We intend to use these proceeds for general corporate purposes, including investments in programming and infrastructure and to pay the costs of retail and automotive distribution arrangements. In January 2004, we also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with Blackstone’s exercise of certain warrants.

Effective as of August 2, 2004, we discontinued our in-orbit satellite insurance. In the event of a catastrophic failure of one of our satellites, we have sufficient cash, cash equivalents and marketable securities to launch and insure our spare satellite.

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

We may change our plans and, as a result, our actual funding requirements could vary materially. We may need to raise additional funds through the sale of additional debt and equity securities to fund costs that are not contemplated by our business plan. Such costs may include the costs of acquiring new programming as well as distribution costs and subscriber acquisition costs, investing in our infrastructure and/or potential acquisitions. The sale or issuance of additional equity or convertible debt securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fiscal obligations and could result in operating covenants that would restrict our operations. If changes to our business plan resulted in a need for additional capital, we cannot provide assurance that these additional sources of funds will be available, or, if available, would have reasonable terms.

Cash Flows for the Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net cash used in operating activities remained relatively consistent at $135,174 for the six months ended June 30, 2004 as compared with $135,756 for the six months ended June 30, 2003. Net cash used in operating activities, including adjustments for non-cash items and before changes in assets and liabilities, was $183,063 for the six months ended June 30, 2004 as compared with $163,628 for the six months ended June 30, 2003, an increase of $19,435. This increase in the net outflow of cash was primarily attributable to an increase in subscriber acquisition costs of $40,555 offset by an increase in revenue of $18,857. These increases were driven by the addition of over 325,000 net new subscribers in the last 12 months.

Changes in assets and liabilities resulted in net cash inflow of $47,889 for the six months ended June 30, 2004 as compared with $27,872 for the six months ended June 30, 2003. For the six months ended June 30, 2004, the net cash inflow was primarily attributable to an increase in accounts payable and accrued expenses and deferred revenue. Accounts payable and accrued expenses increased primarily as a result of an increase in our operating expenses to obtain additional content on our music and non-music channels, to market our service to potential subscribers, and to pay incentives and subsidies to acquire new subscribers. The increase in deferred revenue was a result of an inflow of cash from subscribers on annual subscription plans and other prepaid subscription programs. We currently recognize an average of approximately nine to ten months of prepaid revenue per subscriber upon activation.

We expect to continue to have net outflows of cash for the remainder of 2004 to fund the continued growth of our operations. These cash outflows will be partially offset by cash received from subscribers on annual subscription plans and other prepaid subscription programs.

Net cash used in investing activities was $70,312 for the six months ended June 30, 2004 compared with net cash provided by investing activities of $139,821 for the six months ended June 30, 2003. For the six months ended June 30, 2004, we deposited $85,000 in escrow in connection with our agreement with the NFL. We received $25,000 and $150,000 for the six months ended June 30, 2004 and 2003, respectively, as a result of the maturity of certain available-for-sale securities. Capital expenditures remained consistent at $10,340 and $10,179 for the six months ended June 30, 2004 and 2003, respectively.

Net cash provided by financing activities was $318,530 and $532,095 for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we issued $300,000 in principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600. We also received proceeds from the exercise of options and warrants of $5,147 and $19,850, respectively, for the six months ended June 30, 2004. During the six months ended June 30, 2003, we sold shares of common stock resulting in net proceeds of $342,659 and incurred costs associated with our debt restructuring of $4,737. During the six months ended June 30, 2003, we also issued $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 in an underwritten public offering resulting in net proceeds of $194,224.

2003 Long-Term Incentive Plan

In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”), and on March 4, 2003 our stockholders approved this plan. On May 25, 2004, our stockholders approved an amendment to the 2003 Plan to include members of our board of directors as eligible participants. The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees, consultants, celebrity talent and members of our board of directors are eligible to receive awards under the 2003 Plan. As of June 30, 2004, approximately 133,218,000 shares of our common stock were available for grant under the 2003 Plan.

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

In 2003, we granted a total of 47,707,250 non-qualified stock options to employees and consultants with an exercise price of $1.04 per share. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. 25% of these options vested in March 2004 upon the satisfaction of performance criteria. Employees exercised 4,934,101 of these stock options during the six months ended June 30, 2004 resulting in proceeds to us of $5,131. The exercise of the remaining vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of June 30, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt obligations	$9,387	$18,774	$18,774	$47,974	$80,467	$338,098	$513,474
Lease obligations	4,958	8,622	7,821	7,560	6,033	30,318	65,312
Satellite and transmission	1,187	2,374	2,374	2,374	2,374	16,621	27,304
Programming and content	26,561	36,380	27,634	6,085	4,808	79,975	181,443
Customer service and billing	3,538	4,625	3,310	3,032	—	—	14,505
Marketing and distribution	36,430	31,939	19,016	7,295	3,000	13,950	111,630
Chip set development and production	7,220	10,048	10,048	—	—	—	27,316

Total contractual cash commitments	$89,281	$112,762	$88,977	$74,320	$96,682	$478,962	$940,984

Long-Term Debt Obligations

Long-term debt obligations include principal and interest payments. As of June 30, 2004, we had $428,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14½% Senior Secured Notes due 2009, $67,250 in aggregate principal amount of our 3½% Convertible Notes due 2008, $1,744 in aggregate principal amount of our 8¾% Convertible Subordinated Notes due 2009 and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009.

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

We have agreed to pay the NFL an aggregate of $188,000 during the term of our agreement. Of this amount, $10,000 was paid in connection with the announcement and execution of our agreement with the NFL and $85,000 was deposited in escrow to pay rights fees for the 2006-09 NFL seasons. We are not required to make any further payments to the NFL until August 2009. The $85,000 deposited in escrow is included in restricted investments on our consolidated balance sheets and is not included as a contractual cash commitment in the table above. Of the total remaining cash commitments of $93,000, approximately $79,000 relates to programming and content.

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

Because our agreement with the NFL contains a sponsorship element, we have allocated a portion of the contractual obligations accordingly. Of the total remaining contractual cash commitments of $93,000, approximately $14,000 relates to sponsorship.

Chip Set Development and Production

We have entered into an agreement with Agere to produce chip sets for use in SIRIUS radios. This agreement requires Agere to produce a minimum quantity of chip sets during each year of the agreement through September 30, 2004. We have also entered into agreements with Agere to pay for the development of our chip sets and to license intellectual property related to our chip sets.

In April 2004, we executed an agreement with STMicroelectronics, one of the largest suppliers of integrated circuits in the world, to produce our next generation chip set. This agreement requires us to purchase a minimum of 1,500,000 chip sets during a three-year period for an aggregate price of approximately $20,000, and pay for the development of the chip sets as milestones are satisfied.

Joint Development Agreement

Under the terms of a joint development agreement with XM Satellite Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to research and development expense. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

We have agreed to use reasonable efforts to assist certain manufacturers of SIRIUS radios and components for those radios in the event that production of such radios and components are greater than sales. In certain circumstances, these reasonable efforts may include the purchase of unsold SIRIUS radios or components. In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue sharing arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

We are required under the terms of certain agreements to provide letters of credit, which place restrictions on our cash and cash equivalents. As of June 30, 2004 and December 31, 2003, $7,115 and $8,747, respectively, were classified as restricted investments to secure our reimbursement obligations under these letters of credit.

As of June 30, 2004, we have not entered into any off-balance sheet arrangements or transactions.

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

Subscription Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenue derived from our agreement with Hertz, and non-refundable activation fees. We recognize subscription fees as our service is provided. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as additional historical data becomes available. As required by Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that will be paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service.

Stock-Based Compensation. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and directors. Accordingly, we record non-cash compensation expense for stock-based awards granted to employees and directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to non-cash stock compensation expense over the vesting period. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized non-cash stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to non-employees at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations according to the nature of the services performed.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

Subscriber Acquisition Costs. Subscriber acquisition costs include incentives to purchase, install and activate SIRIUS radios as well as subsidies paid to radio manufacturers, automakers, retailers and chip set manufacturers. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue sharing payments to manufacturers of SIRIUS radios. Subscriber acquisition costs are expensed as incurred. Subscriber acquisition costs do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

Costs for chip set production are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers.

Long-Lived Assets. We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

Useful Life of Satellite System. Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are 15 years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. If placed into orbit, our spare satellite is expected to operate effectively for 15 years. Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites since 1997, including our satellites. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

FCC License. We carry our FCC license at cost. Our FCC license has an indefinite life and will be evaluated for impairment on an annual basis or more frequently if there are indicators of impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed an impairment analysis of our FCC license on November 1, 2003, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to June 30, 2004.

Part II

Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on Tuesday, May 25, 2004, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Votes Cast

	For	Against

Leon D. Black	997,388,713	15,470,578
Joseph P. Clayton	975,008,009	37,851,282
Lawrence F. Gilberti	994,714,810	18,144,481
James P. Holden	994,757,715	18,101,576
Warren N. Lieberfarb	1,005,696,993	7,162,298
Michael J. McGuiness	1,004,187,419	8,671,872
James F. Mooney	1,000,337,821	12,521,470

At the annual meeting our stockholders approved an amendment of the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan to include members of our board of directors as eligible participants by a vote of 261,131,288 shares in favor, 69,959,360 shares against and 3,283,904 shares abstaining. This item received 678,484,739 broker non-votes.

In addition, at the annual meeting our stockholders approved the Sirius Satellite Radio 2004 Employee Stock Purchase Plan by a vote of 302,696,663 shares in favor, 28,626,291 shares against and 3,051,598 shares abstaining. This item also received 678,484,739 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

See Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On April 6, 2004, we filed a Current Report on Form 8-K to announce a new agreement with DaimlerChrysler Corporation.

On April 21, 2004, we filed a Current Report on Form 8-K to announce our financial and operating results for the quarter ended March 31, 2004.

On June 30, 2004, we filed a Current Report on Form 8-K to report that our board of directors had extended the expiration date of the rights issued under the Rights Agreement between The Bank of New York and ourselves from July 1, 2004 to January 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.
By:	/s/ DAVID J. FREAR

David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 9, 2004

EXHIBIT INDEX

Exhibit	Description

3.1	—Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.3

—Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit A to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on October 30, 1997 (the “Form 8-A”)).

4.1	—Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).

4.2.1

—Rights Agreement, dated as of October 22, 1997 (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 1 to the Form 8-A).

4.2.2	—Form of Right Certificate (incorporated by reference to Exhibit B to Exhibit 1 to the Form 8-A).

4.2.3	—Amendment to the Rights Agreement dated as of October 13, 1998 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 13, 1998).

4.2.4	—Amendment to the Rights Agreement dated as of November 13, 1998 (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated November 17, 1998).

4.2.5	—Amended and Restated Amendment to the Rights Agreement dated as of December 22, 1998 (incorporated by reference to Exhibit 6 to Amendment No. 1 to the Form 8-A filed on January 6, 1999).

4.2.6

—Amendment to the Rights Agreement dated as of June 11, 1999 (incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-4 (File No. 333-82303) (the “1999 Units Registration Statement”)).

4.2.7	—Amendment to the Rights Agreement dated as of September 29, 1999 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.2.8	—Amendment to the Rights Agreement dated as of December 23, 1999 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 29, 1999).

4.2.9

—Amendment to the Rights Agreement dated as of January 28, 2000 (incorporated by reference to Exhibit 4.6.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

4.2.10	—Amendment to the Rights Agreement dated as of August 7, 2000 (incorporated by reference to Exhibit 4.6.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.2.11

—Amendment to the Rights Agreement dated as of January 8, 2002 (incorporated by reference to Exhibit 4.6.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

4.2.12	—Amendment to the Rights Agreement dated as of October 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4.2.13	—Amendment to the Rights Agreement dated as of March 6, 2003 (incorporated by reference to Exhibit 4.2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2.14	—Amendment to the Rights Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 31, 2003).

4.2.15	—Amendment to the Rights Agreement dated as of July 30, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 30, 2003).

4.2.16	—Amendment to the Rights Agreement dated as of January 14, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 15, 2004).

Exhibit	Description

4.2.17	—Amendment to the Rights Agreement dated as of June 30, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2004).

4.3

—Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company’s 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-34769) (the “1997 Units Registration Statement”)).

4.4

—Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company’s 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5	—Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.6

—Warrant Agreement, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the 1997 Units Registration Statement).

4.7	—Form of Warrant (incorporated by reference to Exhibit 4.4 to the 1997 Units Registration Statement).

4.8

—Form of Common Stock Purchase Warrant granted by the Company to Everest Capital Master Fund, L.P. and to The Ravich Revocable Trust of 1989 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.9

—Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.10

—Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	—Form of 14½% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the 1999 Units Registration Statement).

4.12

—Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.13

—Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.14

—First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.15

—Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.16

—Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit	Description

4.17	—Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.18

—Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.19

—Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.20

—Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.21	—Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated June 3, 2004 (filed herewith).

4.22

—Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.23	—Form of Series A Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.24	—Form of Series B Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.25

—Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.26

—Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.27

—Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.28

—Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.29

—Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.30

—Amended and Restated Intercreditor Agreement, dated as of March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1.1

—Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2

—Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	—Employment Agreement, dated as of November 26, 2001, between the Company and Joseph P. Clayton (incorporated by reference to Exhibit 10.6 to the 2001 Form 10-K).

*10.3	—Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear

Exhibit	Description

(incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4	—Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (filed herewith).

*10.5	—Employment Agreement, dated as of May 5, 2004, between the Company and James E. Meyer (filed herewith).

*10.6

—Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.7	—1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.8	—Amended and Restated 1994 Directors’ Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.9	—CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.10	—Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (filed herewith).

*10.11

—Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.12

—Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1	—Certificate of Joseph P. Clayton, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certificate of Joseph P. Clayton, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

—Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (filed herewith).

______________

*	This document has been identified as a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.