Form 10-Q
period 2004-09-30
SIRIUS SATELLITE RADIO INC
filed 2004-11-09
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value (Class)	1,263,116,089 shares (Outstanding as of November 5, 2004)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue:
Subscriber revenue, including effects of mail-in rebates	$18,025	$4,197	$40,177	$7,780
Advertising revenue, net of agency fees	249	39	399	83
Equipment revenue	823	—	1,013	—
Other revenue	19	22	48	59

Total revenue	19,116	4,258	41,637	7,922

Operating expenses:
Cost of services (excludes depreciation expense shown separately below):
Satellite and transmission	7,620	7,986	24,215	23,541
Programming and content	18,877	7,498	37,972	21,711
Customer service and billing	5,329	2,236	13,718	20,758
Cost of equipment	1,146	—	1,615	—
Sales and marketing	42,500	25,602	103,248	85,762
Subscriber acquisition costs	47,066	25,888	108,758	47,025
General and administrative	11,808	7,156	31,009	28,714
Research and development	10,444	5,428	22,090	18,868
Depreciation expense	23,811	23,666	71,082	71,229
Equity granted to third parties and employees (1)	17,752	2,285	47,660	2,727

Total operating expenses	186,353	107,745	461,367	320,335

Loss from operations	(167,237)	(103,487)	(419,730)	(312,413)
Other (expense) income:
Debt restructuring	—	—	—	256,538
Interest and investment income	2,291	1,341	5,906	4,011
Interest expense	(5,267)	(4,543)	(34,235)	(26,573)
Other income	1,340	—	1,411	—

Total other (expense) income	(1,636)	(3,202)	(26,918)	233,976

Loss before income taxes	(168,873)	(106,689)	(446,648)	(78,437)
Income tax expense	(560)	—	(3,641)	—

Net loss	(169,433)	(106,689)	(450,289)	(78,437)
Preferred stock dividends	—	—	—	(8,574)
Preferred stock deemed dividends	—	—	—	(79,634)

Net loss applicable to common stockholders	$(169,433)	$(106,689)	$(450,289)	$(166,645)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.14)	$(0.11)	$(0.37)	$(0.22)

Weighted average common shares outstanding (basic and diluted)	1,236,845	998,156	1,230,149	755,009

(1)	Allocation of equity granted to third parties and employees to other operating expenses:

Satellite and transmission	$202	$166	$797	$275
Programming and content	5,520	265	8,397	402
Customer service and billing	53	32	185	42
Sales and marketing	8,942	723	28,391	660
Subscriber acquisition costs	334	—	334	—
General and administrative	2,159	957	7,415	1,127
Research and development	542	142	2,141	221

Total equity granted to third parties and employees	$17,752	$2,285	$47,660	$2,727

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517,631	$520,979
Marketable securities	5,576	28,904
Prepaid expenses	8,239	18,745
Restricted investments	5,469	1,997
Other current assets	33,426	9,039

Total current assets	570,341	579,664
Property and equipment, net	899,159	941,052
FCC license	83,654	83,654
Restricted investments, net of current portion	91,750	6,750
Deferred financing fees	8,577	5,704
Other long-term assets	37,082	493

Total assets	$1,690,563	$1,617,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$116,758	$65,919
Accrued interest	4,918	1,349
Deferred revenue	43,325	14,735

Total current liabilities	165,001	82,003
Long-term debt	426,155	194,803
Deferred revenue, net of current portion	8,439	3,724
Other long-term liabilities	15,925	11,593

Total liabilities	615,520	292,123

Stockholders’ equity:
Common stock, $.001 par value: 2,500,000,000 shares authorized, 1,237,362,633 and 1,137,758,947 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,237	1,138
Additional paid-in capital	2,722,421	2,525,135
Deferred compensation	(44,607)	(47,411)
Accumulated other comprehensive (loss) income	(25)	26
Accumulated deficit	(1,603,983)	(1,153,694)

Total stockholders’ equity	1,075,043	1,325,194

Total liabilities and stockholders’ equity	$1,690,563	$1,617,317

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total

	Shares	Amount

Balances at December 31, 2003	1,137,758,947	$1,138	$2,525,135	$(47,411)	$26	$(1,153,694)	$1,325,194
Net loss	—	—	—	—	—	(450,289)	(450,289)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(51)	—	(51)

Total comprehensive loss							$(450,340)

Issuance of common stock to employees and employee benefit plans	909,825	1	1,463	—	—	—	1,464
Issuance of restricted stock to third parties	99,602	—	160	—	—	—	160
Compensation in connection with the issuance of stock options	—	—	329	—	—	—	329
Issuance of stock based awards	—	—	15,104	(15,104)	—	—	—
Cancellation of stock based awards	—	—	(598)	598	—	—	—
Amortization of deferred compensation	—	—	—	17,310	—	—	17,310
Equity granted to third parties	—	—	27,377	—	—	—	27,377
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, at exercise prices of $0.83 to $2.29 per share	5,919,393	6	6,158	—	—	—	6,164
Exchange of 3 1/2% Convertible Notes due 2008	56,409,853	56	86,512	—	—	—	86,568
Exercise of warrants, at exercise prices of $0.92 and $1.04 per share	21,091,943	21	19,829	—	—	—	19,850

Balances at September 30, 2004	1,237,362,633	$1,237	$2,722,421	$(44,607)	$(25)	$(1,603,983)	$1,075,043

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(450,289)	$(78,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	71,082	71,229
Non-cash interest expense	21,168	2,735
Loss on disposal of assets	19	14,465
Non-cash gain associated with debt restructuring	—	(261,275)
Costs associated with debt restructuring	—	4,737
Expense for equity granted to third parties and employees	47,660	2,727
Other	—	(2)
Changes in operating assets and liabilities:
Marketable securities	(92)	(1,185)
Prepaid expenses and other current assets	(7,869)	(328)
Other long-term assets	(3,406)	1
Accrued interest	3,848	16,921
Accounts payable and accrued expenses	44,721	9,132
Deferred revenue	33,306	5,349
Other long-term liabilities	4,332	3,194

Net cash used in operating activities	(235,520)	(210,737)

Cash flows from investing activities:
Additions to property and equipment	(22,316)	(14,379)
Sale of property and equipment	237	—
Purchases of restricted investments	(90,104)	—
Purchases of available-for-sale securities	—	(24,826)
Maturities of available-for-sale securities	25,000	150,000

Net cash (used in) provided by investing activities	(87,183)	110,795

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	342,659
Proceeds from issuance of long-term debt, net	293,600	194,224
Proceeds from exercise of stock options	6,004	—
Proceeds from exercise of warrants	19,850	—
Costs associated with debt restructuring	—	(4,737)
Other	(99)	(71)

Net cash provided by financing activities	319,355	532,075

Net (decrease) increase in cash and cash equivalents	(3,348)	432,133
Cash and cash equivalents at the beginning of period	520,979	18,375

Cash and cash equivalents at the end of period	$517,631	$450,508

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

1. Business

Sirius Satellite Radio Inc. broadcasts over 120 channels of digital-quality entertainment: 65 channels of 100% commercial-free music and over 55 channels of news, sports, talk, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 71% of the subscribers we acquired during the nine months ended September 30, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.08.

Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

As of September 30, 2004, we had 662,289 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers in promotional periods, subscribers that have prepaid, and active SIRIUS radios under our agreement with Hertz.

Our primary sources of revenue are subscription and activation fees. We also derive revenues from the sale of advertising on our non-music channels and from the direct sale of SIRIUS radios and accessories.

2. Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of Sirius Satellite Radio Inc. and its subsidiary have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All intercompany transactions have been eliminated in consolidation.

In presenting the unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, have been recorded. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. Our consolidated financial statements should be read together with our consolidated financial statements and the footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment.

Stock-Based Compensation

In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record stock compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying statements of operations. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based compensation been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss applicable to common stockholders—as reported	$(169,433)	$(106,689)	$(450,289)	$(166,645)
Stock compensation expense—included in equity granted to third parties and employees	4,967	2,280	17,828	2,716
Stock-based compensation—pro forma	(9,821)	(8,748)	(41,697)	(22,067)

Net loss applicable to common stockholders—pro forma	$(174,287)	$(113,157)	$(474,158)	$(185,996)

Net loss per share applicable to common stockholders:
Basic and diluted—as reported	$(0.14)	$(0.11)	$(0.37)	$(0.22)
Basic and diluted—pro forma	$(0.14)	$(0.11)	$(0.39)	$(0.25)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma stock-based compensation to employees was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003
Risk-free interest rate	4.12%	2.84%	3.72-4.12%	0.91-2.84%
Expected life of options—years	6.49	5.88	5.30-6.49	4.89-5.87
Expected stock price volatility	110%	118%	110-114%	115-118%
Expected dividend yield	N/A	N/A	N/A	N/A

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

Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 194,000,000 and 196,000,000 for the three and nine months ended September 30, 2004, respectively, and 203,000,000 and 94,000,000 for the three and nine months ended September 30, 2003, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only components of our other comprehensive (loss) income. Comprehensive loss for the three months ended September 30, 2004 and 2003 was $169,432 and $106,662, respectively. Comprehensive loss for the nine months ended September 30, 2004 and 2003 was $450,340 and $79,364, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes and U.S. government agency obligations and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders’ equity. We recognized gains on the sale or maturity of marketable securities of $76 for the nine months ended September 30, 2004, none of which were recognized during the three months ended September 30, 2004. We had unrealized holding (losses) gains on marketable securities of $(25) and $26 as of September 30, 2004 and December 31, 2003, respectively.

Restricted Investments

Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. As of September 30, 2004 and December 31, 2003, long-term restricted investments were $91,750 and $6,750, respectively, and short-term restricted investments were $5,469 and $1,997, respectively.

Long-term restricted investments as of September 30, 2004 include $85,000 deposited in escrow in connection with our National Football League (“NFL”) agreement. This deposit is invested under our direction in a commercial money market fund and will be drawn by the NFL to pay the rights fees due for the 2006-2009 NFL seasons. Short-term restricted investments as of September 30, 2004 include $5,103 deposited in escrow by us to secure our obligation to reimburse Ford for certain costs it will incur in connection with the introduction of our service as a factory option. This deposit is invested under our direction in a commercial money market account and will be drawn by Ford to fund tooling, facilities, non-recurring engineering costs, marketing and equipment subsidies. The remaining long-term and short-term restricted investments consist of certificates of deposit and United States government obligations pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-8”), which requires that diluted earnings per share include the dilutive effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. We are required to adopt the provisions of EITF No. 04-8 as of December 31, 2004 and are also required to restate prior period diluted earnings per share for convertible debt securities that were outstanding during such periods and not ultimately settled in cash or modified prior to December 31, 2004. We do not have contingently convertible debt securities as of September 30, 2004. Therefore the adoption of EITF No. 04-8 will not have an impact on our consolidated results of operations and financial position.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subscriber revenue consists of the following :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Subscription fees	$17,550	$3,687	$40,475	$7,929
Activation fees	571	175	1,302	281
Effect of mail-in rebates	(96)	335	(1,600)	(430)

Total subscriber revenue	$18,025	$4,197	$40,177	$7,780

5. Supplemental Cash Flow Disclosures

The following represents supplemental cash flow information:

	For the Nine Months Ended September 30,

	2004	2003

Cash paid for interest	$9,359	$6,935
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	913	—
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	40,967	—
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	86,568	—
Common stock issued in exchange of 15% Senior Secured Discount Notes due 2007, including accrued interest	—	145,067
Common stock issued in exchange of 14½% Senior Secured Notes due 2009, including accrued interest	—	105,294
Common stock issued in exchange of Lehman term loans, including accrued interest	—	85,902
Common stock issued in exchange of Loral term loans, including accrued interest	—	41,865
Common stock issued in exchange of 8¾% Convertible Subordinated Notes due 2009, including accrued interest	—	24,355
Common stock issued in exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	304,847
Common stock issued in exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	283,785
Warrants issued in exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	30,731

6. Accounts Payable and Accrued Expenses

Our accounts payable and accrued expenses consists of the following:

	As of September 30, 2004	As of December 31, 2003

Accounts payable	$7,628	$1,630
Accrued compensation	7,904	5,247
Accrued research and development costs	2,940	4,400
Accrued capital expenditures	6,180	2,469
Accrued subsidies and distribution costs	51,998	30,770
Accrued broadcast royalties	10,038	3,478
Other accrued expenses	30,070	17,925

Total accounts payable and accrued expenses	$116,758	$65,919

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Long-Term Debt

Our long-term debt consists of the following:

	As of September 30, 2004	As of December 31, 2003

2 1/2% Convertible Notes due 2009	$300,000	$—
3 1/2% Convertible Notes due 2008	67,250	136,250
8 3/4% Convertible Subordinated Notes due 2009	1,744	1,744
14 1/2% Senior Secured Notes due 2009	27,961	27,609
15% Senior Secured Discount Notes due 2007	29,200	29,200

Total long-term debt	$426,155	$194,803

2½% Convertible Notes due 2009

In February 2004, we issued $250,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to Rule 144A under the Securities Act, resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2½% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2½% Convertible Notes due 2009 are not secured by any of our assets.

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

In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,592. These costs are included in interest expense on our consolidated statements of operations for the nine months ended September 30, 2004. In December 2003, we issued 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,439.

8. Stockholders’ Equity

Common Stock, par value $.001 per share

As of September 30, 2004, approximately 524,917,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

During the nine months ended September 30, 2004, employees exercised 5,919,393 stock options at exercise prices ranging from $0.83 to $2.29 per share, resulting in proceeds to us of $6,164. Of this amount, $6,004 had been collected as of September 30, 2004.

In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $1,641 and $1,933 of expense associated with these shares during the three and nine months ended September 30, 2004, respectively. Of the remaining $39,034 in common stock value, $5,852 and $33,182 are included in other current assets and other long-term assets, respectively, on our consolidated balance sheets as of September 30, 2004.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Warrants

In June 2004, we issued to DaimlerChrysler AG warrants to purchase an aggregate of up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants vest based on the achievement of various performance milestones, including the volume thresholds contained in our agreement with DaimlerChrysler. These warrants replaced the warrants issued to DaimlerChrysler AG in October 2002. As of September 30, 2004, 750,000 of these warrants were vested and exercisable.

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

In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase an aggregate of 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

In January 2004, we issued the NFL warrants to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share. Of these warrants, 16,666,665 vest upon the delivery to us of media assets by the NFL and its member clubs, and 33,333,335 of these warrants will be earned by the NFL or its member clubs as we acquire subscribers which are directly trackable through their efforts.

During the nine months ended September 30, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones.

In March 2003, we also issued warrants to purchase 45,416,690 shares of our common stock in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. Warrants to purchase 27,250,013 shares of our common stock have an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock have an exercise price of $0.92 per share. These warrants are exercisable and expire on March 7, 2005.

In March 2003, we issued warrants to purchase 42,160,424 shares of our common stock in exchange for all of our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock had an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock had an exercise price of $0.92 per share. Blackstone exercised all of its warrants prior to their expiration on September 7, 2004 in a series of transactions that included cashless exercises and exercises for cash. In connection with these transactions, we issued 32,623,748 shares of our common stock and received $19,850 in proceeds.

We recognized expense of $9,822 and $5 in connection with warrants for the three months ended September 30, 2004 and 2003, respectively, and $25,200 and $11 for the nine months ended September 30, 2004 and 2003, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Benefit Plans

In February 1994, we adopted our 1994 Stock Option Plan and our 1994 Directors’ Nonqualified Stock Option Plan. In June 1999, we adopted the Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan. In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”), and on March 4, 2003 our stockholders approved this plan. On May 25, 2004, our stockholders approved an amendment to the 2003 Plan to include members of our board of directors as eligible participants. Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. As of September 30, 2004, approximately 126,327,000 shares of our common stock were available for grant under these plans. Approximately 95,651,000 stock options, shares of restricted stock and restricted stock units were outstanding as of September 30, 2004.

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

Stock Options

During the nine months ended September 30, 2004, we granted 5,525,908 non-qualified stock options to third parties with an average exercise price of $2.77 per share. These options vest over time and as performance criteria are met. We recognized expense of $938 and $2,186 for the three and nine months ended September 30, 2004 respectively, associated with these options.

In 2003, we granted 47,707,250 non-qualified stock options to employees and consultants with an exercise price of $1.04 per share. Since the exercise price of the stock options granted to employees was less than the fair market value of the underlying common stock on the date of grant, we recorded deferred compensation, a component of stockholders’ equity, of $30,299 in 2003. This deferred compensation is amortized to equity granted to third parties and employees over the vesting period. Of this amount, we expensed $1,884 and $7,739 for the three and nine months ended September 30, 2004, respectively, and $1,264 for each of the three and nine months ended September 30, 2003. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. Of these options, 25% vested in March 2004 upon the satisfaction of performance criteria. The nine months ended September 30, 2004 included $2,647 of stock compensation expense related to the accelerated vesting of stock options during the first quarter of 2004, due to the satisfaction of certain performance criteria in 2003. Employees exercised 5,715,333 of these options during the nine months ended September 30, 2004, resulting in proceeds to us of $5,944.

Restricted Stock Units

During the nine months ended September 30, 2004, we granted 3,075,000 restricted stock units, with a grant date fair value of $3.14 per share, to employees. Of these restricted stock units, 391,000 vested immediately upon grant. The remaining restricted stock units vest over time or on a specific date in future periods with acceleration to earlier periods if performance criteria are satisfied. We also granted 1,286,316 restricted stock units, with a weighted average grant date fair value of $2.92 per share, to employees. Approximately 624,000 of these restricted stock units vest in February 2005. The remaining restricted stock units vest in July 2008 with acceleration to February 2005 if certain performance criteria are met for the year ending December 31, 2004. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

In 2003, we granted 16,860,000 restricted stock units, with a weighted average grant date fair value of $1.65 per share, to employees. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting in July 2008 with acceleration to March 2006 if performance criteria are satisfied with respect to the year ending December 31, 2005.

We recorded deferred compensation of $37,466 in connection with restricted stock units granted to employees, which is being amortized to expense over the vesting period and is recorded as a component of equity granted to third parties and employees in the accompanying statements of operations. For the three and nine months ended September 30, 2004, we recognized stock compensation expense associated with these restricted stock units

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $2,835 and $9,209, respectively. For each of the three and nine months ended September 30, 2003, we recognized stock compensation expense associated with these restricted stock units of $864.

During the nine months ended September 30, 2004, we granted 478,868 restricted stock units to third parties with a grant date fair value of $3.09 per share. These restricted stock units vest over time. We recognized expense of $264 and $352 for the three and nine months ended September 30, 2004, respectively, associated with these restricted stock units.

10. Income Taxes

We recorded income tax expense of $560 and $3,641 for the three and nine months ended September 30, 2004, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

11. Commitments and Contingencies

We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our contractual cash commitments as of September 30, 2004:

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total

Lease obligations	$1,764	$7,930	$7,379	$6,916	$5,506	$30,861	$60,356
Satellite and transmission	789	3,155	3,155	3,155	3,155	18,182	31,591
Programming and content	4,396	25,326	30,420	8,408	4,811	79,975	153,336
Customer service and billing	360	4,625	3,310	3,032	—	—	11,327
Marketing and distribution	28,735	54,355	20,186	8,717	4,177	13,950	130,120
Chip set development and production	940	11,548	10,048	—	—	—	22,536

Total contractual cash commitments	$36,984	$106,939	$74,498	$30,228	$17,649	$142,968	$409,266

Operating Leases

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketing and Distribution

We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. In addition, certain programming and content agreements require us to purchase advertising on properties owned or controlled by the licensors. We have also agreed to reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

Chip Set Development and Production

We have entered into agreements with Agere Systems, Inc. (“Agere”) and STMicroelectronics (“ST”) to produce chip sets for use in SIRIUS radios. Our agreement with ST requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreements with Agere also require us to pay for the development of our chip sets and to license us intellectual property related to our chip sets.

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

Other Commitments

In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

As of September 30, 2004, we have not entered into any off-balance sheet arrangements or transactions.

Risks and Uncertainties

Agere is currently the sole supplier of chip sets to our radio manufacturers. ST is currently developing our next generation chip set. Further changes in chip set suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect our operating results.

A significant number of SIRIUS radios are produced by a single vendor. In the event that the supply of these SIRIUS radios were delayed or reduced, the ability of manufacturers to ship SIRIUS radios in the desired quantities and in a timely manner would adversely affect our operating results.

12. Subsequent Events

Howard Stern

In October 2004, we entered into an agreement with Howard Stern and his production company. Pursuant to the agreement, commencing on January 1, 2006, Stern will move his radio show to our service from terrestrial radio as part of a channel created by Stern. We also expect Stern to develop and produce one or more additional channels of programming for us during the term of the agreement. The agreement will expire on December 31, 2010.

Our financial obligations under the agreement consist of both fixed and incentive payments. These obligations are payable partly in cash and partly in shares of our common stock. Our aggregate fixed obligations under the agreement are approximately $100,000 per year. These costs include production and operating costs for the show, including compensation of show cast and staff, overhead, construction costs for a dedicated studio, a budget for the development of additional programming and marketing concepts, and payments to Stern and his agent.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are also obligated to make substantial stock-based incentive payments under the agreement if we significantly exceed agreed upon year-end subscriber targets during the term of the agreement, or acquire material amounts of subscribers during the term directly and trackably through Stern’s efforts. In addition, upon reaching an agreed upon number of subscribers, we will share a portion of the revenue we derive directly from advertising on the Stern channels, and the revenue we derive from subscribers acquired during the term directly and trackably through Stern’s efforts.

Offerings

In October 2004, we sold 25,000,000 shares of our common stock in an underwritten public offering resulting in net proceeds of $96,250. Concurrent with this common stock offering, we issued $230,000 in aggregate principal amount of our 3 1/4 % Convertible Notes due 2011. We realized net proceeds of $225,112 from the sale of these notes. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000.00 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Our 3 1/4% Convertible Notes due 2011 mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2005. The obligations under our 3 1/4% Convertible Notes due 2011 are not secured by any of our assets.

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

Executive Summary

Sirius Satellite Radio Inc. broadcasts over 120 channels of digital-quality entertainment: 65 channels of 100% commercial-free music and over 55 channels of news, sports, talk, entertainment, traffic, weather and children’s programming for an effective monthly subscription fee of $11.15 for a three year plan and up to $12.95 for a monthly plan. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 71% of the subscribers we acquired during the nine months ended September 30, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.08.

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

As of September 30, 2004, we had 662,289 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers in promotional periods, subscribers that have prepaid, and active SIRIUS radios under our agreement with Hertz.

The following tables contain a breakdown of our subscribers and other key metrics for the last five consecutive quarters, which we use to measure operating performance:

	As of

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

Retail	448,328	344,349	263,164	197,650	110,821
OEM and special markets	186,804	111,145	63,493	39,400	15,358
Hertz	27,157	24,847	25,006	24,011	23,433

Total subscribers	662,289	480,341	351,663	261,061	149,612

	For the Three Months Ended

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003

Gross subscriber additions – including Hertz subscribers	207,181	149,164	108,732	125,898	49,631
Deactivated subscribers	25,233	20,486	18,130	14,449	5,205
Average monthly churn (1)	1.5%	1.6%	2.0%	2.3%	1.4%
ARPU – excluding effects of Hertz subscribers and mail-in rebates (2)	$10.92	$11.19	$11.68	$11.99	$12.09
Subscriber acquisition costs per gross activation (3)	$229	$234	$248	$222	$522

Loss from operations, as reported	$(167,237)	$(132,985)	$(119,508)	$(125,117)	$(103,487)
Depreciation expense	23,811	23,583	23,688	24,124	23,666
Equity granted to third parties and employees	17,752	12,083	17,824	9,356	2,285

Adjusted loss from operations	$(125,674)	$(97,319)	$(77,996)	$(91,637)	$(77,536)

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.
(2)	Average monthly revenue per subscriber, or ARPU, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period.
(3)

Subscriber acquisition costs per gross activation is derived from total subscriber acquisition costs and the negative margins from the direct sale of SIRIUS radios and accessories over the number of gross activations for the period.

Average monthly churn, ARPU, subscriber acquisition costs per gross activation and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance.

SIRIUS radios are primarily distributed through automakers and retailers. We have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. In the autosound aftermarket, SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, RadioShack, Walmart, Ultimate Electronics, Tweeter Home Entertainment Group, Crutchfield, Good Guys, Office Depot, Target, Kmart and DISH Network outlets. On September 30, 2004, SIRIUS radios were available at over 20,000 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at approximately 53 airport locations. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, both in the retail aftermarket and with automakers, and on the quality and entertainment value of our programming.

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

During the nine months ended September 30, 2004, we issued $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600 and further reducing our average interest rate to 4.3%. In October 2004, we raised additional capital through the offering of 25,000,000 shares of our common stock and the issuance of $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 resulting in net proceeds of approximately $321,000. We intend to use the net proceeds from these offerings for general corporate purposes, including investments in programming, infrastracture and/or distribution arrangements.

We have incurred operating losses since inception and expect to continue to incur operating losses until the number of our subscribers increases substantially and we develop cash flows sufficient to cover our operating costs. We also have significant commitments over the next several years, including subsidies and distribution costs, programming costs, repayment of long-term debt and lease payments, as further described below under the heading “Contractual Cash Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources.”

In October 2004, we entered into an agreement with Howard Stern and his production company. Pursuant to the agreement, commencing on January 1, 2006, Stern will move his radio show to our service from terrestrial radio as part of a channel created by Stern.

We believe that our agreement with Stern will have a material positive benefit to our business, including a positive impact on consumer awareness; number of subscribers; churn; and partner relations. However, in the event we generate substantially fewer than 1,000,000 subscribers in excess of our current plans as a result of the addition of Stern to our programming line-up, the fixed obligations under the agreement with Stern could have a material negative impact on our financial condition and results of operations.

We have invested significant resources to document and analyze our system of internal controls and we are continuing our evaluation of such internal controls versus the standards adopted by the Public Company Accounting Oversight Board. In the fourth quarter of 2004, we began implementing a new subscriber management system, and are in the process of documenting, evaluating and testing the internal controls for that system. We expect, but we cannot be certain at this time, that our efforts will be successful in allowing management or our auditors to complete the procedures, certifications and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual reports for the fiscal year ended December 31, 2004.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Total Revenue. Total revenue increased $14,858 to $19,116 for the three months ended September 30, 2004 from $4,258 for the three months ended September 30, 2003. Total revenue for the three months ended September 30, 2004 included subscriber revenue of $18,025, consisting of subscription and non-refundable activation fees, net advertising revenue of $249, equipment revenue of $823 and revenue from other sources of $19. Total revenue for the three months ended September 30, 2003 included subscriber revenue of $4,197, net advertising revenue of $39 and revenue from other sources of $22.

Subscriber Revenue. The increase in subscriber revenue of $13,828 was attributable to the growth of subscribers to our service. We added 181,948 net new subscribers during the three months ended September 30, 2004. We added 44,426 net new subscribers during the three months ended September 30, 2003. Subscriber revenue for the three months ended September 30, 2004 included subscription fees of $17,550 and activation fees of $571, which was offset by $96 of costs associated with mail-in rebates. Subscriber revenue for the three months ended September 30, 2003 included subscription fees of $3,687, activation fees of $175 and a $335 adjustment to reflect the actual take-rate of the rebate offer which expired during the third quarter of 2003.

Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, discounts and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

Average monthly revenue per subscriber, or ARPU. Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber:

	For the Three Months Ended September 30,

	2004	2003
Average monthly revenue per subscriber	$10.92	$12.09
Effects of Hertz subscribers	(0.18)	(1.78)

ARPU before effects of mail-in rebates	10.74	10.31
Effects of mail-in rebates	(0.05)	0.89

Reported ARPU	$10.69	$11.20

Average monthly revenue per Hertz subscriber	$7.19	$2.12

The effects of mail-in rebates had a positive impact to ARPU for the three months ended September 30, 2003 due to a $335 adjustment to reflect the actual take-rate of the rebate offer which expired during the third quarter of 2003. Lower average monthly revenue per subscriber and reported ARPU for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 was a result of promotional activity, which ended in July 2004, providing an effective first year price of $9.99 per month for new subscribers, our $6.99 multi-receiver plan, and the popularity of our annual and longer subscription plans.

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

Satellite and transmission expenses decreased $366 to $7,620 for the three months ended September 30, 2004 from $7,986 for the three months ended September 30, 2003. The decrease in satellite and transmission expenses was primarily attributable to a $1,464 reduction in satellite insurance costs. Effective August 2, 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites would be covered by the available insurance or fall within a policy exclusion. Such decrease was offset primarily by increased costs associated with additions to our terrestrial repeater network and the maintenance of existing sites. As of September 30, 2004, we had 135 repeaters in operation as compared with 113 as of September 30, 2003. We also incurred additional costs associated with the operation of the satellite uplink facility we purchased in March 2004, the use of security software to prevent the theft of our service, and additions to our personnel.

Increases in satellite and transmission expenses will be primarily attributable to the addition of new sites, and maintenance to existing sites, in our terrestrial repeater network.

Programming and Content. Programming and content expenses include costs to create, produce and acquire content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees, purchase advertising on media properties owned or controlled by the licensor and pay certain other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

Programming and content expenses increased $11,379 to $18,877 for the three months ended September 30, 2004 from $7,498 for the three months ended September 30, 2003. The increase in programming and content expenses was primarily attributable to an increase of $10,237 for costs to create, produce and acquire content, including personnel related costs, consultant costs, license fees, and advertising revenue share. Of the $10,237 increase, $6,496 was related to our agreement with the National Football League (“NFL”). The rights fees under this agreement include $188,000 in cash payments, in addition to the $40,967 value of the 15,173,070 shares of our common stock granted to the NFL upon signing the agreement which is amortized to equity granted to third parties and employees. Of the $188,000 rights fee obligation, $159,200 has been allocated as programming and content expense and the remaining $28,800 has been allocated as a sponsorship cost. The $159,200 is being amortized to programming and content expense over the seven month NFL season from August through February. The sponsorship component is amortized to sales and marketing expense over each contract year from March through February. The remaining increase in content related costs was primarily a result of other programming agreements associated with the expansion of our programming line-up. We also incurred additional on-air talent costs of $576 primarily due to the expansion of our programming line-up and an increase of $566 in broadcast royalties as a result of an increase in our subscriber base.

We anticipate that our programming and content expenses will increase significantly as we continue to develop and enhance our channels. Beginning in 2006, our agreement with Stern will significantly increase our programming and content expense. We regularly evaluate new programming opportunities and may choose to acquire new content in the future at substantial costs.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

Customer service and billing expenses increased $3,093 to $5,329 for the three months ended September 30, 2004 from $2,236 for the three months ended September 30, 2003. The increase in expense was primarily attributable to an increase of $1,638 in customer service representative and telecommunication costs to support the growth of our subscriber base; $527 in credit card fees, also as a result of the growth of our subscriber base; and $655 in subscriber management system operation and maintenance costs. The remaining increase in customer service and billing costs was primarily a result of hiring additional personnel to support our continued growth and the operation of our subscriber management system. Customer service and billing expenses increased 138% compared with an increase in our end of period subscribers of 343% as of September 30, 2004 as compared with September 30, 2003.

We expect our customer care and billing expenses to increase and our costs per subscriber to decrease as our subscriber base grows.

Sales and Marketing. Sales and marketing expenses include advertising media and production costs and distribution costs. Advertising media and production costs primarily include promotional events, sponsorships, media, advertising production and market research. Distribution costs primarily include the costs of residuals, market development funds, revenue share and in-store merchandising.

Sales and marketing expenses increased $16,898 to $42,500 for the three months ended September 30, 2004 from $25,602 for the three months ended September 30, 2003. Advertising media and production costs increased $9,378 for the three months ended September 30, 2004 as compared with the three months ended

September 30, 2003, primarily as a result of costs to launch our SIRIUS NFL Sunday Drive programming. Such costs included costs to create commercials and the amortization of the $28,800 in rights fees allocated to sales and marketing expense as a sponsorship cost over the seven-year term of the NFL agreement. Distribution costs increased $4,688 for the three months ended September 30, 2004 as compared with September 30, 2003 primarily as a result of costs associated with the continued rollout of our sales efforts with RadioShack and variable expenses for residuals and revenue share as a result of increases in sales and activations. The remaining increase was attributable to increased compensation and related costs for additions to our sales and marketing headcount and consulting fees.

We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios.

Subscriber Acquisition Costs. Subscriber acquisition costs include subsidies paid to radio manufacturers, automakers, retailers and chip set manufacturers and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

Subscriber acquisition costs increased $21,178 to $47,066 for the three months ended September 30, 2004 from $25,888 for the three months ended September 30, 2003. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and commissions resulting from the increase in gross activations. We had 207,181 gross activations in the three months ended September 30, 2004 which was 317% higher than the gross activations of 49,631 in the three months ended September 30, 2003.

Subscriber acquisition costs per gross activation was $229 and $522 for the three months ended September 30, 2004 and 2003, respectively. The decline in subscriber acquisition costs per gross activation was primarily attributable to the 317% increase in gross activations as compared with the 82% increase in total subscriber acquisition costs and the reduction in subsidy rates as a result of the introduction of new generation product.

We expect to have significantly higher subscriber acquisition costs in the fourth quarter of 2004. However, our subscriber acquisition costs per gross activation is anticipated to decline as the percentage increase in fourth quarter gross activations is expected to be substantially higher than the percentage increase in subscriber acquisition costs.

General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

General and administrative expenses increased $4,652 to $11,808 for the three months ended September 30, 2004 from $7,156 for the three months ended September 30, 2003. The increase was primarily a result of consulting fees, of which approximately $1,100 were non-recurring, approximately $1,400 in compensation and related costs for additions to our general and administrative headcount, and $826 in higher rent and occupancy costs for office space.

Research and Development. Research and development expenses include the costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

Research and development expenses increased $5,016 to $10,444 for the three months ended September 30, 2004 from $5,428 for the three months ended September 30, 2003. The increase in research and development expenses was primarily attributable to an increase in the incorporation of SIRIUS radios into vehicles manufactured by automakers, our joint development agreement with XM Satellite Radio, and compensation and consulting costs to support the continued development of future generation chip sets and products. Specifically, in the third quarter of 2004, our research and development expenses increased as a result of non-recurring engineering costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford’s plan to factory install SIRIUS radios in up to twenty 2006 and 2007 model vehicles. Such increase in expense was offset by a decrease in costs related to the development of our chip sets.

We expect our research and development expense to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products.

Equity Granted to Third Parties and Employees. Equity granted to third parties and employees includes the costs associated with options, warrants, restricted stock and restricted stock units granted to partners, pursuant to programming, sales and marketing and distribution agreements, employees, members of our board of directors, consultants and employee benefit plans.

Expense associated with equity granted to third parties increased $12,780 to $12,785 for the three months ended September 30, 2004 from $5 for the three months ended September 30, 2003. The expense for the three months ended September 30, 2004 included $3,686 primarily for vesting events associated with various programming arrangements, $1,641 of costs associated with the 15,173,070 shares of our common stock granted to the NFL upon signing the agreement, and $1,368 related to warrants for media assets provided to us under the NFL agreement. The remaining expense for the three months ended September 30, 2004 was accrued based on certain partners’ performance toward achieving milestones and included the effect of price changes in our common stock.

Expense associated with equity granted to employees increased $2,687 to $4,967 for the three months ended September 30, 2004 from $2,280 for the three months ended September 30, 2003. The expense recognized for the three months ended September 30, 2004 and 2003 related to the issuance of stock-based awards to employees and consultants, which included a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units. The difference between the exercise price and the market price on the date of grant was recorded to expense over the applicable vesting period. The increase in expense was related to a full quarter impact of expense for the three months ended September 30, 2004 in connection with options and restricted stock units granted during the third quarter of 2003.

Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the price of our common stock, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

Interest Expense. Interest expense increased $724 to $5,267 for the three months ended September 30, 2004 from $4,543 for the three months ended September 30, 2003. The increase in interest expense was the result of the issuance of our 2½% Convertible Notes due 2009 in the first quarter of 2004.

Other Income. Other income for the three months ended September 30, 2004 was primarily related to a legal settlement in our favor of $1,333.

Income Tax Expense. We recorded income tax expense of $560 for the three months ended September 30, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Total Revenue. Total revenue increased $33,715 to $41,637 for the nine months ended September 30, 2004 from $7,922 for the nine months ended September 30, 2003. Total revenue for the nine months ended September 30, 2004 included subscriber revenue of $40,177, consisting of subscription and non-refundable activation fees, net advertising revenue of $399, equipment revenue of $1,013 and revenue from other sources of $48. Total revenue for the nine months ended September 30, 2003 included subscriber revenue of $7,780, net advertising revenue of $83 and revenue from other sources of $59.

Subscriber Revenue. The increase in subscriber revenue of $32,397 was attributable to the growth of subscribers to our service. We added 401,228 net new subscribers during the nine months ended September 30, 2004 and had 662,289 subscribers as of September 30, 2004. In comparison, we added 119,665 net new subscribers during the nine months ended September 30, 2003 and had 149,612 subscribers as of September 30, 2003. Subscriber revenue for the nine months ended September 30, 2004 included subscription fees of $40,475 and activation fees of $1,302, and was offset by $1,600 of costs associated with mail-in rebates. Subscriber revenue for the nine months ended September 30, 2003 included subscription fees of $7,929 and activation fees of $281, and was offset by $430 of costs associated with mail-in rebates.

Average monthly revenue per subscriber, or ARPU. Set forth below is a chart showing the calculation of ARPU and the average monthly revenue per Hertz subscriber:

	For the Nine Months Ended September 30,

	2004	2003

Average monthly revenue per subscriber	$11.15	$12.08
Effects of Hertz subscribers	(0.29)	(1.52)

ARPU before effects of mail-in rebates	10.86	10.56
Effects of mail-in rebates	(0.42)	(0.55)

Reported ARPU	$10.44	$10.01

Average monthly revenue per Hertz subscriber	$6.29	$3.39

Lower average monthly revenue per subscriber was a result of promotional activity, which ended in July 2004, providing an effective first year price of $9.99 per month for new subscribers, our $6.99 multi-receiver plan, and the popularity of our annual and longer subscription plans. Higher reported ARPU was a direct result of the expiration of our mail-in rebate program in July 2004 and an overall improvement in our Hertz program.

Satellite and Transmission. Satellite and transmission expenses increased $674 to $24,215 for the nine months ended September 30, 2004 from $23,541 for the nine months ended September 30, 2003. The increase in satellite and transmission expenses was primarily attributable to additions to our terrestrial repeater network and maintenance of existing sites, and the use of security software to prevent the theft of our service. These increases were offset by a reduction in satellite insurance costs of $1,395 as a result of the discontinuation of our satellite insurance on August 2, 2004.

Programming and Content. Programming and content expenses increased $16,261 to $37,972 for the nine months ended September 30, 2004 from $21,711 for the nine months ended September 30, 2003. The increase in programming and content expenses was primarily attributable to an increase of $14,255 for costs to create, produce and acquire content, including personnel related costs, consultant costs, license fees and advertising revenue share. Specifically, of the $14,255 increase, $6,496 was related to our agreement with the NFL. The remaining increase in content related costs was primarily a result of other programming agreements associated with the expansion of our programming line-up. In addition to the increase in content related costs, we also incurred additional on-air talent costs of $902 primarily due to the expansion of our programming line-up and an increase of $1,104 in broadcast royalties as a result of an increase in our subscribers.

Customer Service and Billing. Customer service and billing expenses decreased $7,040 to $13,718 for the nine months ended September 30, 2004 from $20,758 for the nine months ended September 30, 2003. The decrease in expense was primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. Such decrease in customer service and billing expenses was primarily offset by an additional $4,234 in customer service representative and telecommunication costs to support the growth of our subscriber base; $1,506 in credit card fees, also as a result of the growth of our subscriber base; and $528 in subscriber management system operation and maintenance costs. Additionally, we incurred higher personnel related costs to support our continued growth and the operation of our subscriber management system. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 118% compared with an increase in our end of period subscribers of 343% as of September 30, 2004 as compared with September 30, 2003.

Sales and Marketing. Sales and marketing expenses increased $17,486 to $103,248 for the nine months ended September 30, 2004 from $85,762 for the nine months ended September 30, 2003. Advertising media and production costs increased $2,487 for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily as a result of costs to launch our SIRIUS NFL Sunday Drive programming. Such costs were offset by a decline in media spending incurred in connection with the introduction of our plug-n-play product for the nine months ended September 30, 2003 and a decline in sponsorship costs. Distribution costs increased approximately $8,271 for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily as a result of costs associated with the rollout of our sales efforts with RadioShack and variable expenses for residuals and revenue share as a result of increases in sales and activations. The remaining increase was attributable to increased compensation and related costs for additions to our sales and marketing headcount, and consulting fees.

Subscriber Acquisition Costs. Subscriber acquisition costs increased $61,733 to $108,758 for the nine months ended September 30, 2004 from $47,025 for the nine months ended September 30, 2003. The increase in subscriber acquisition costs was primarily attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions as a result of a 258% increase in gross activations. Our gross activations were 465,077 in the nine months ended September 30, 2004 as compared with gross activations of 129,900 in the nine months ended September 30, 2003.

Subscriber acquisition costs per gross activation was $235 and $362 for the nine months ended September 30, 2004 and 2003, respectively. The decline in subscriber acquisition costs per gross activation was primarily attributable to the 258% increase in gross activations as compared with the 131% increase in total subscriber acquisition costs in addition to the reduction in subsidy rates as a result of the introduction of new generation product.

General and Administrative. General and administrative expenses increased $2,295 to $31,009 for the nine months ended September 30, 2004 from $28,714 for the nine months ended September 30, 2003. The increase was primarily a result of higher consulting fees. Compensation expense also increased due to headcount additions, we incurred higher rent and occupancy costs for office space, bad debt expense increased due to the growth of our subscriber base, and we incurred higher costs in connection with our annual meeting of stockholders. These increases were partially offset by a $6,846 decrease in legal fees and settlement costs associated with the termination of our agreement with the prior provider of our subscriber management system in the nine months ended September 30, 2003.

Research and Development. Research and development expenses increased $3,222 to $22,090 for the nine months ended September 30, 2004 from $18,868 for the nine months ended September 30, 2003. The increase in research and development expenses was primarily attributable to an increase in the incorporation of SIRIUS radios into vehicles manufactured by automakers, our joint development agreement with XM Satellite Radio, and compensation and consulting costs related to the continued development of future generation chip sets and products. Specifically, in the third quarter of 2004, our research and development expenses increased as a result of non-recurring engineering costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford’s plan to factory install SIRIUS radios in up to twenty 2006 and 2007 model vehicles. Such increase in expense was offset by a decrease in costs primarily related to the development of our chip sets.

Equity Granted to Third Parties and Employees. Expense associated with equity granted to third parties increased $29,821 to $29,832 for the nine months ended September 30, 2004 from $11 for the nine months ended September 30, 2003. The expense for the nine months ended September 30, 2004 included $13,420 primarily for vesting events associated with various distribution and programming arrangements, $1,933 of costs associated with the 15,173,070 shares of our common stock granted to the NFL upon signing the agreement, and $1,368 related to warrants for media assets provided to us under the NFL agreement. The remaining expense for the nine months ended September 30, 2004 was accrued based on certain partners’ performance toward achieving milestones and included the effect of price changes in our common stock.

Equity granted to employees increased $15,112 to $17,828 for the nine months ended September 30, 2004 from $2,716 for the nine months ended September 30, 2003. The increase is primarily a result of expense recognized in connection with the issuance of stock-based awards to employees and consultants in the third quarter of 2003, which included a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units. Such expense was recorded over the applicable vesting period. Also, included in the expense for the nine months ended September 30, 2004 was $2,647 associated with the accelerated vesting of options during the first quarter of 2004 upon the satisfaction of performance criteria in 2003.

Debt Restructuring. We recorded a gain of $256,538 in connection with the restructuring of our long-term debt for the nine months ended September 30, 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14½% Senior Secured Notes due 2009, Lehman term loans and Loral term loans, including accrued interest, and the fair market value of the common stock issued, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8¾% Convertible Subordinated Notes due 2009 exchanged in the restructuring. The loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

Interest Expense. Interest expense increased $7,662 to $34,235 for the nine months ended September 30, 2004 from $26,573 for the nine months ended September 30, 2003. The increase in interest expense was attributable to debt conversion costs incurred as a result of the exchange of debt for our common stock in the first quarter of 2004. Debt conversion costs represent the loss on conversion associated with the debt exchanged. Such costs were $19,592 for the nine months ended September 30, 2004. The overall increase in interest expense was offset by a decrease in interest as a result of our debt restructuring.

Other Income. Other income for the nine months ended September 30, 2004 was primarily related to a legal settlement in our favor of $1,333.

Income Tax Expense. We recorded income tax expense of $3,641 for the nine months ended September 30, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net cash used in operating activities increased $24,783 to $235,520 for the nine months ended September 30, 2004 as compared with $210,737 for the nine months ended September 30, 2003. The $66,539 increase in the net loss adjusted for non-cash items, from $243,821 for the nine months ended September 30, 2003 to $310,360 for the nine months ended September 30, 2004, was offset by $41,756 for changes in assets and liabilities. The increase in the net loss adjusted for non-cash items was a result of increases in operating expenses of $96,246 primarily to acquire additional content for our music and non-music channels; to market our service to potential subscribers; and to pay incentives and subsidies to acquire new subscribers as we prepare for the holiday selling season. Specifically, increases in programming and content expense and sales and marketing expense were due in part to market the launch of our SIRIUS NFL Sunday Drive programming. These expenses were offset by the $33,715 increase in revenue driven by the addition of 465,077 gross subscribers in the nine months ended September 30, 2004. The net inflow of cash from changes in assets and liabilities was primarily attributable to an increase of $35,589 in accounts payable and accrued expenses to support our operations and an increase of $27,957 in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of nine to ten months of prepaid revenue per subscriber upon activation. Such increases were offset in part by the $13,073 reduction in accrued interest and the increase in prepaid expenses and other current assets of $7,541 primarily for chip sets held on consignment and expected to be used in the fourth quarter of 2004.

We expect to continue to have net outflows of cash for the remainder of 2004 to fund the continued growth of our operations. These cash outflows will be partially offset by cash received from subscribers on annual and other prepaid subscription programs.

Net cash used in investing activities was $87,183 for the nine months ended September 30, 2004 compared with net cash provided by investing activities of $110,795 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we deposited $85,000 in escrow in connection with our NFL agreement to fund the rights fees for the 2006-2009 NFL seasons and $5,104 in escrow in connection with Ford’s factory installation program. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities, which were purchased in the nine months ended September 30, 2003. For the nine months ended September 30, 2003 there was a net inflow of cash as a result of $150,000 received in connection with the maturity of certain available-for-sale securities. Capital expenditures increased to $22,316 from $14,379 for the nine months ended September 30, 2004 and 2003, respectively, primarily as a result of the implementation of our new subscriber management system.

Net cash provided by financing activities was $319,355 and $532,075 for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we issued $300,000 in principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600. We also received proceeds from the exercise of options and warrants of $6,004 and $19,850, respectively, for the nine months ended

September 30, 2004. During the nine months ended September 30, 2003, we sold 211,730,379 and 86,250,000 shares of common stock resulting in net proceeds of $197,112 and $145,547, respectively, and incurred costs associated with our debt restructuring of $4,737. During the nine months ended September 30, 2003, we also issued $201,250 in aggregate principal amount of our 3½% Convertible Notes due 2008 resulting in net proceeds of $194,224.

Financings and Capital Requirements

We have financed our operations through the sale of debt and equity securities. As of September 30, 2004, we had cash, cash equivalents and marketable securities totaling $523,207 and working capital of $405,340, compared with cash, cash equivalents and marketable securities totaling $549,883 and working capital of $497,661 as of December 31, 2003.

In January 2004, we signed a seven-year programming and marketing agreement with the NFL. In connection with this agreement, we paid $5,000 in December 2003, $5,000 in February 2004 and $85,000 was deposited in escrow in January 2004. The $85,000 deposited in escrow will be drawn by the NFL to pay the rights fees due for the 2006-2009 NFL seasons. We are not required to make further payments to the NFL until August 2009.

In the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009, resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with Blackstone’s exercise of certain warrants.

In October 2004, we raised additional capital through the offering of 25,000,000 shares of common stock and the issuance of $230,000 in aggregate principal amount of our 3 1/4% Convertible Notes due 2011 resulting in net proceeds of approximately $321,000.

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

We may change our plans and, as a result, our actual funding requirements could vary materially. We may need to raise additional funds through the sale of additional debt and equity securities to fund costs that are not contemplated by our business plan. Such costs may include the costs of acquiring new programming as well as distribution costs and subscriber acquisition costs, investing in our infrastructure and/or potential acquisitions. The sale or issuance of additional equity or convertible debt securities would result in dilution to our stockholders. The incurrence of indebtedness would result in increased fiscal obligations and could result in operating covenants that would restrict our operations. If changes to our business plan resulted in a need for additional capital, we cannot provide assurance that these additional sources of funds will be available, or, if available, would have reasonable terms.

2003 Long-Term Stock Incentive Plan

In January 2003, our board of directors adopted the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”), and on March 4, 2003 our stockholders approved this plan. On May 25, 2004, our stockholders approved an amendment to the 2003 Plan to include members of our board of directors as eligible participants. The purpose of the 2003 Plan is to promote our long-term financial success by enhancing our ability to attract, retain and reward individuals who contribute to our success and to further align our personnel with stockholders. Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. As of September 30, 2004, approximately 126,327,000 shares of our common stock were available for grant under the 2003 Plan.

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

In 2003, we granted 47,707,250 non-qualified stock options to employees and consultants with an exercise price of $1.04 per share. Approximately 42% of these options vest ratably over three years and 33% vest in July 2008 with acceleration to March 2005 if performance criteria are satisfied in 2004. Of these options, 25% vested in March 2004 upon the satisfaction of performance criteria. Employees exercised 5,715,333 of these options during the nine months ended September 30, 2004 resulting in proceeds to us of $5,944. The exercise of the remaining vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of September 30, 2004:

	Remaining 2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt obligations	$5,561	$18,774	$18,774	$47,974	$80,467	$338,098	$509,648
Lease obligations	1,764	7,930	7,379	6,916	5,506	30,861	60,356
Satellite and transmission	789	3,155	3,155	3,155	3,155	18,182	31,591
Programming and content	4,396	25,326	30,420	8,408	4,811	79,975	153,336
Customer service and billing	360	4,625	3,310	3,032	—	—	11,327
Marketing and distribution	28,735	54,355	20,186	8,717	4,177	13,950	130,120
Chip set development and production	940	11,548	10,048	—	—	—	22,536

Total contractual cash commitments	$42,545	$125,713	$93,272	$78,202	$98,116	$481,066	$918,914

Long-Term Debt Obligations

Long-term debt obligations include principal and interest payments. As of September 30, 2004, we had $428,452 in aggregate principal amount of outstanding debt, consisting of $29,200 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, $30,258 in aggregate principal amount of our 14½% Senior Secured Notes due 2009, $67,250 in aggregate principal amount of our 3½% Convertible Notes due 2008, $1,744 in aggregate principal amount of our 8¾% Convertible Subordinated Notes due 2009 and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009.

Operating Leases

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeater sites and equipment.

Satellite and Transmission

We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

We have entered into agreements with licensors of music and non-music programming and, in certain instances, are obligated to pay license fees, and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

Customer Service and Billing

We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

Marketing and Distribution

We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. In addition, certain programming and content agreements require us to purchase advertising on properties owned or controlled by the licensors. We have also agreed to reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

Chip Set Development and Production

We have entered into agreements with Agere Systems, Inc. (“Agere”) and STMicroelectronics (“ST”) to produce chip sets for use in SIRIUS radios. Our agreement with ST requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreements with Agere also require us to pay for the development of our chip sets and to license us intellectual property related to our chip sets.

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

Other Commitments

In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber required payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain provisions similar to our current agreements.

We are required under the terms of certain agreements to provide letters of credit, which place restrictions on our cash and cash equivalents. As of September 30, 2004 and December 31, 2003, $7,115 and $8,747, respectively, were classified as restricted investments to secure our reimbursement obligations under these letters of credit.

As of September 30, 2004, we have not entered into any off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in Note 3 to the consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

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

Stock-Based Compensation. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized stock compensation expense associated with these options or restricted stock units is also accelerated.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance and the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments is the date that each performance commitment for such equity instrument is satisfied. These costs are classified in our accompanying statements of operations as a component of equity granted to third parties and employees.

In accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

Subscriber Acquisition Costs. Subscriber acquisition costs include subsidies paid to radio manufacturers, automakers, retailers and chip set manufacturers and commissions paid to radio manufacturers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and radio manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz. Subscriber acquisition costs are expensed as incurred.

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

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including Joseph P. Clayton, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to September 30, 2004.

Part II

Other Information

Item 5. Other Information

On November 8, 2004, we entered into an agreement with Patrick L. Donnelly to continue as our Executive Vice President, General Counsel and Secretary through April 30, 2007. A copy of this agreement is attached as Exhibit 10.6 to this report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

See Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On July 21, 2004, we filed a Current Report on Form 8-K to announce our financial and operating results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.
By:	/s/ DAVID J. FREAR

David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 9, 2004

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

4.2.12	—	Amendment to the Rights Agreement dated as of October 22, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 24, 2002).

4.2.13	—	Amendment to the Rights Agreement dated as of March 6, 2003 (incorporated by reference to Exhibit 4.2.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2.14	—	Amendment to the Rights Agreement dated as of March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 31, 2003).

4.2.15	—	Amendment to the Rights Agreement dated as of July 30, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 30, 2003).

4.2.16	—	Amendment to the Rights Agreement dated as of January 14, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 15, 2004).

Exhibit		Description

4.2.17	—	Amendment to the Rights Agreement dated as of June 30, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 30, 2004).

4.3	—

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

4.7	—

Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the 1999 Units Registration Statement).

4.8	—

Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.9	—	Form of 14½% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the 1999 Units Registration Statement).

4.10	—

Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the 1999 Units Registration Statement).

4.11	—

Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.12	—

First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.13	—

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

4.14	—

Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description

4.15	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.16	—

Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.17	—

Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.18	—

Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.19	—

Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.20	—

Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated June 3, 2004 (incorporated by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.21	—

Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.22	—	Form of Series A Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.23	—	Form of Series B Common Stock Purchase Warrant dated March 7, 2003 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.24	—

Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	—

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

4.27	—

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

4.28	—

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

*10.4	—

Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.5	—

Employment Agreement, dated as of May 5, 2004, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.6	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (filed herewith).

*10.7	—

Agreement, dated as of October 16, 2001, between the Company and David Margolese (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.8	—	1994 Stock Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

*10.9	—	Amended and Restated 1994 Directors’ Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.10	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.11	—

Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.12	—

Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.13	—

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