Form 10-K
period 2004-12-31
SIRIUS SATELLITE RADIO INC
filed 2005-03-16
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                        TO
COMMISSION FILE NUMBER 0-24710

SIRIUS SATELLITE RADIO INC.
(Exact name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	52-1700207 (I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor
New York, New York 10020
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒   No ☐

      On March 8, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, using the closing price of the Registrant's common stock on such date, was $6,720,632,469.

      The number of shares of the Registrant's common stock outstanding as of March 8, 2005 was 1,320,437,493.

      Documents Incorporated by Reference

      Information included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

SIRIUS SATELLITE RADIO INC.
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

      The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Part I of this Annual Report on Form 10-K.

      Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and our programming partners; and

•	our competitive position versus XM Radio, the other satellite radio service provider in the United States, which has substantially more subscribers than we do and may have certain competitive advantages.

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

PART I

Item 1. Business

      We are a leading provider of satellite radio in the United States. We currently offer more than 120 channels—65 channels of commercial-free music and over 55 channels of sports, news, talk, entertainment, traffic and weather programming to subscribers throughout the continental United States. We believe that the core of our enterprise is programming, and are committed to creating a unique and compelling entertainment experience for our subscribers.

      Our 65 channels of commercial-free music are produced principally at our national broadcast studio in New York City and cover virtually every genre of music. Our non-music channels include programming from CNN, FOX News, ESPN, NPR, The Weather Channel, traffic for America's top 20 markets and a number of other talk and entertainment channels, many of which are exclusively heard on SIRIUS. In October 2004, we announced that Howard Stern, one of the most widely listened to radio and entertainment personalities in the United States, will move his radio show to SIRIUS starting in January 2006. In 2004, we also focused on developing other new and exclusive radio content.

      We are the leading satellite radio provider of live sports programming. As the Official Satellite Radio Partner of the NFL, we feature live play-by-play coverage of all National Football League games. We also broadcast play-by-play coverage of NBA games, college basketball and football games, and will broadcast all the games of the NCAA Division I men's basketball tournament through 2007. We are also the official satellite radio broadcaster of Barclays English Premier

League soccer and have the right to broadcast NHL games. In February 2005, we entered into an agreement with NASCAR to broadcast live all NASCAR Nextel Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series races for five years beginning in 2007.

      Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either a monthly or annual basis. In addition, we derive revenue from activation fees, selling advertising on our non-music channels and the direct sale of SIRIUS radios and accessories. As of December 31, 2004, we had 1,143,258 subscribers.

      Our subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and other retailers, and can also receive our music channels and certain other offerings over the Internet. Various brands of SIRIUS radios are available in more than 25,000 retail locations including Best Buy, Circuit City, Wal-Mart, RadioShack, Crutchfield, Office Depot, Sears, Target and DISH Network outlets. SIRIUS radios are also available at heavy truck dealers and truck stops nationwide.

      We expect an increasing proportion of our subscribers to be generated through our relationships with automakers. SIRIUS radios are currently offered as a factory or dealer-installed option in over 80 car models. We have exclusive agreements with DaimlerChrysler, Ford, Mitsubishi and BMW to offer SIRIUS radios as factory or dealer-installed equipment in Chrysler, Dodge, Jeep, Mercedes, Ford, Lincoln, Mercury, Volvo, Mazda, Jaguar, Land Rover, Mitsubishi, BMW and MINI vehicles and Freightliner and Sterling heavy trucks. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion, Volkswagen and Audi to offer SIRIUS radios as factory or dealer-installed equipment. The United Auto Group and Penske Automotive Group, which together operate approximately 144 auto dealerships across the United States, have agreed to order and sell vehicles equipped with SIRIUS radios and subscriptions to our service. SIRIUS radios are also offered to renters of Hertz vehicles at 53 airport locations nationwide.

      We are developing various ancillary services that we expect to offer to subscribers in the future. These services include the delivery of traffic data to vehicles equipped with navigation systems, sports scores, weather data and other telematic functions. We also plan to commence broadcasting a limited number of video channels that will be designed and programmed principally for rear-seat video systems. We are working with a number of third parties to develop and design these services. Service introductions will be dependent upon the development, implementation and distribution of new technology and we cannot predict with certainty when these services will be introduced.

Programming

      Our goal is to provide our listeners with the most compelling and comprehensive entertainment experience on radio. Our music channels offer nearly every genre in music—from heavy metal and hip-hop to country, dance, jazz, Latin and classical. Each of our 65 music channels is programmed and hosted by a team of experts in their field, including musical performers and other unique personalities. Our programming is dynamic, fluid and changes from time to time. These changes are designed to attract new subscribers and satisfy the desires of our existing subscribers.

      During 2004, we focused on creating new music channels and expanding our offering of quality sports and entertainment content, including the addition of the following exclusive channels:

•	“Elvis Radio,” a channel dedicated to the music of Elvis Presley and broadcast from his home, Graceland;

•	“Shade 45,” an uncensored, hip-hop channel created by Eminem, Shady Records, Interscope Records and SIRIUS which features performances and appearances by Eminem, 50 Cent and other artists and guests;

•	“SIRIUS Faction,” a new music channel created especially for action sports enthusiasts, which features programs hosted by such well-known athletes as Lance Armstrong, Tony Hawk, Kelly Slater and Bam Margera;

•	“Underground Garage,” a rock channel produced by “Little Steven” Van Zandt;

•	“Maxim Radio,” a channel co-produced with Maxim Magazine, the leading men's lifestyle magazine targeted towards men 18 to 44 years old, which features a mix of entertainment, contests, comedy, sports and music; and

•	“SIRIUS NFL Radio,” an around-the-clock channel of National Football League content created as part of our relationship with the NFL.

      Music Channels. We design and originate the programming on each of our 65 channels of 100% commercial-free music. Each channel is operated as an individual radio station, with a distinct format and branding. Our line-up currently consists of:

POP
• Sirius Hits-1 // Top 40 Hits
• Starlite // Lite Pop Sirius
• Love // Love Songs
• Movin' Easy // Easy Listening
• Sirius Gold // The "50s
• "60s Vibrations // The "60s
• Totally "70s // The "70s
• Big "80s // The "80s
• The Pulse // The "90s and Now
• The Bridge // Mellow Rock
• Kids Stuff // Kids
• Spirit // Christian Hits
• Elvis Radio // All Elvis Presley
ROCK
• Classic Vinyl // Early Classic Rock
   ("60s-mid "70s)
• Classic Rewind // Later Classic Rock
   (Late "70s and on)
• The Vault // Deeper Classic Rock
• JamON // Jam Bands
• The Spectrum // Adult Album Rock
• Buzzsaw // Classic Hard Rock
• Octane // Pure Hard Rock
• Alt Nation // Alternative Rock
• First Wave // Classic Alternative
• Hair Nation // "80s Hair Bands
• Sirius Disorder // Eclectic Free Form
• Underground Garage // Garage Rock
• Left of Center // New/College/Indie Rock
• Hard Attack // Heavy Metal
• Faction // Punk, Hip-Hop, Hard Rock Mix
• Sirius Blues // Blues
• Reggae Rhythms // Reggae
COUNTRY
• New Country // Today's Country Hits
• Prime Country // "80s and "90s
   Country Hits
• The Road House // Classic Country
• Outlaw Country // Outlaw Country
• Bluegrass // Bluegrass
• Folk Town // Folk/Singer-Songwriters
HIP HOP
• Hip-Hop Nation // Non-Stop Hip-Hop 24/7
• Wax // Mixes, Remixes, Freestyles
• Back Spin // Old Skool Rap
• Shade 45 // Raw and Uncut Hip-Hop
R & B/URBAN
• Hot Jamz // Hip-Hop and R&B Hits
• Heart & Soul // R&B Hits
• Slow Jamz // Soul Ballads
• Soul Revue // Classic Soul & Motown
• Praise // Gospel
DANCE/ELECTRONIC
• Boombox // Breakbeats/Old Skool
• Remix // Non-Stop Club Mix
• Area 63 // Trance & Progressive House
• Chill // Smooth Electronic
• The Beat // Dance Hits
• The Strobe // Disco
JAZZ/STANDARDS
• Planet Jazz // Contemporary Jazz
• Jazz Cafe // Smooth Jazz
• Pure Jazz // Classic Jazz
• Swing Street // Swing
• Standard Time // Standards
• Broadway's Best // Show Music
CLASSICAL
• Symphony Hall // Symphonic
• Classical Voices // Classical Voices
• Sirius Pops // Classical Pops
LATIN AND WORLD
• Universo Latino // Latin Pop Mix
• Mexicana // Mexicana
• Tropical // Caribbean Dance Music
• Vacation // Island Vacation Music
• Horizons // World Music

      We have assembled an extensive music library consisting of a deep range of recorded music in each genre, which is updated with new recordings as they are released. Our music library also includes exclusive original recordings made by artists who visit our studios.

      News, Sports, Entertainment and Talk Channels. In addition to our music channels, we currently offer over 55 channels of news, sports, talk, entertainment, traffic and weather programming, most of which include commercial advertising. We continuously evaluate our news, sports, talk, entertainment, traffic and weather programming, and regularly implement changes designed to improve and enhance our service. Our line-up currently consists of:

SPORTS
• ESPN Radio
• ESPNEWS
• Sports Byline USA // Sports Talk &
   Play-by-Play
• SIRIUS NFL Radio // Non-Stop NFL Talk
• Sports Play by Play 1
• Sports Play by Play 2
• Sports Play by Play 3
• SIRIUS Sports Action
NEWS
• CNBC
• Bloomberg Radio
• CNN
• FOX News Channel
• CNN Headline News
• NPR Now
• NPR Talk
• PRI Public Radio International
• The Weather Channel Radio East
• The Weather Channel Radio Central
• The Weather Channel Radio West
• C-SPAN Radio
• BBC World Service News
• World Radio Network
ENTERTAINMENT
• Radio Disney
• Our Time // Talk for Women
• Wisdom Radio // Mind Body Spirit Earth
• RadioClassics // Classic Radio Shows
• Court TV, Plus
• Discovery Channel Radio
• E! Entertainment Radio
• WSM Entertainment // Grand Ole Opry
• SIRIUS Trucking Network // Talk
   for Truckers
• ABC News & Talk
• SIRIUS Patriot // Conservative Values
• SIRIUS Right // Conservative Talk
• SIRIUS Left // Liberal Talk
• Air America // Progressive Talk
• Maxim Radio
• Cracked Up Comedy // Comedy
• Raw Dog // Comedy Uncensored
• SIRIUS Talk Central // Great Talk Radio
• SIRIUS OutQ // America's GLBT
   Radio Station
• EWTN Global Catholic Network
• The Word Network
• Radio Catolica Mundial
• Hispanic Talk
• BBC Mundo
• SIRIUS The Preview Channel
TRAFFIC & WEATHER
• Sirius First Traffic and Weather
• New York City/Philadelphia
• Atlanta/Boston
• Baltimore/Washington D.C.
• Los Angeles/San Diego
• Chicago/St. Louis
• Detroit/Pittsburgh
• Dallas-Ft. Worth/Houston
• San Francisco/Seattle
• Orlando/Tampa-St. Petersburg
• Miami-Ft. Lauderdale/Phoenix

      Sports. Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. During 2004, we created “SIRIUS NFL Radio,” an around-the-clock exclusive channel of NFL content for our subscribers. We carry all NFL regular season games and select pre-season games. In most cases, we carry both the home and visiting team game broadcasts. We also carry the conference championships and the Super Bowl, which we broadcasted in 2005 in five foreign languages. Our agreement with the NFL expires at the end of the 2011 NFL season.

      In 2004, we transmitted live play-by-play broadcasts of up to 40 NBA games each week, including the NBA playoffs and finals.

      In 2004, we began broadcasting the football and basketball games of over twenty-five major colleges and universities, including schools in the SEC, Big Ten, Big 12, Big East, Pac-10 and 11 other conferences. Among the colleges and universities we feature are the Alabama Crimson Tide, Auburn Tigers, Colorado Buffaloes, Florida Gators, Iowa State Cyclones, Kansas Jayhawks, Kentucky Wildcats, Louisiana State University Tigers, Louisville Cardinals, Michigan Wolverines, Nebraska Cornhuskers, Missouri Tigers, Navy Midshipmen, Notre Dame Fighting Irish, Ohio State Buckeyes, Oklahoma Sooners, Oklahoma State Cowboys, South Carolina Gamecocks, Syracuse Orange, Tennessee Volunteers, Texas Longhorns, Texas A&M Aggies, Texas Tech Red Raiders, UCLA Bruins, USC Trojans, Vanderbilt Commodores and West Virginia Moutaineers. We also have the right to broadcast all games of the NCAA Division I men's basketball tournament through 2007.

      Since October 2003, we have also had the right to broadcast live play-by-play broadcasts of up to 40 NHL games each week, as well as the Stanley Cup playoffs and finals, as part of our standard programming package. As a result of the current NHL labor dispute, the 2004-2005 NHL season was cancelled and we were unable to provide these games to our listeners in 2004. Our agreement with the NHL provides for an extension of our broadcast rights and marketing benefits for an additional year due to the cancellation of the NHL season. We are also an official corporate marketing partner of the NHL.

      We are also the official satellite radio broadcaster of Barclays English Premier League soccer, with the right to air matches of the top 20 clubs in the United Kingdom, including Manchester United, through 2007.

      In February 2005, we entered into an agreement with NASCAR to broadcast live all NASCAR Nextel Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series races over a five-year period starting in 2007. We will create a new around-the-clock channel of NASCAR-related programming and will become the Official Satellite Radio Partner of NASCAR with exclusive trademark and marketing rights and the right to sell advertising time on the NASCAR channel and during races. We will pay rights fees totaling $107.5 million over the term of this agreement, including an initial $3 million payment and a $15 million payment into escrow.

      All of our sports programming is offered to our subscribers as part of our standard service for no additional subscription fee.

      The Howard Stern Show. In October 2004, we entered into an agreement with Howard Stern and his production company. Pursuant to this agreement, commencing on January 1, 2006, Howard Stern will move his radio show to SIRIUS from terrestrial radio as part of a channel created by Howard Stern. We also expect Stern to develop and produce one or more additional channels of programming for us during the term of the agreement. Our agreement with Stern will expire on December 31, 2010.

      Our financial obligations under our agreement with Howard Stern are material, and consist of both fixed and incentive payments. These obligations are payable partly in cash and partly in shares of our common stock. Our aggregate fixed obligations under the agreement are approximately $100 million per year. These costs include production and operating costs for the show, including compensation of show cast and staff, overhead, construction costs for a dedicated studio, a budget for the development of additional programming and marketing concepts, and payments to Stern and his agent. We are also obligated to make substantial stock-based incentive payments under this agreement if we significantly exceed agreed upon year-end subscriber targets during the term of the agreement, or acquire material amounts of subscribers during the term directly and trackably through Stern's efforts. In addition, upon reaching an agreed upon number of subscribers, we will share a portion of the revenue we derive directly from advertising on the Stern channels, and the revenue we derive from subscribers acquired during the term directly and trackably through Stern's efforts.

      Other Talk and Entertainment Content. During 2004, we substantially increased the quality and quantity of our talk radio offerings. We increased the number of call-in talk radio channels to twelve, and added high quality exclusive content, including programming featuring Alex Bennett,

Dave Marsh, Jay Thomas, Leslie Gold, Steven Van Zandt and others. We also added Air America, a progressive talk radio channel featuring well-known commentators such as Al Franken.

      Traffic & Weather. In February 2004, we entered into a three-year agreement with a subsidiary of Westwood One. Westwood One provides us with continuous, local traffic reports from up to 20 markets selected by us throughout the United States. We broadcast these reports, together with local weather reports from The Weather Channel, on ten of our channels. We also broadcast regional weather reports for the eastern, central and western United States produced by The Weather Channel on three of our channels.

Distribution of SIRIUS Radios

Retail

      SIRIUS radios are marketed and distributed under various brands through major national and regional retailers, including Best Buy, Circuit City, Wal-Mart, RadioShack, Crutchfield, Office Depot, Sears, Target and DISH Network outlets, as well as local retailers. In February 2004, we entered into an agreement with RadioShack under which RadioShack sells SIRIUS radios exclusively. In February 2004, we also announced an agreement with EchoStar to offer SIRIUS radios through DISH Network outlets. We develop in-store merchandising materials, including end-aisle displays for several retailers, and provide training for the sales forces of major retailers.

      We also sell SIRIUS radios directly to consumers through our website, which we refer to as our direct to consumer distribution channel.

Automakers

      We have programs with various automakers to factory-install and dealer-install SIRIUS radios in their vehicles. In certain of these programs, automakers have agreed to include a SIRIUS radio and a subscription to our service in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically six months to one year. We receive payment from these automakers for such subscriptions in advance of the activation of our service. In connection with these agreements, we also reimburse automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured, including hardware costs and tooling expenses. These subsidies are expected to decline as the costs of chip sets and other hardware associated with SIRIUS radios decrease.

      During 2004, automakers launched 80 individual programs to include SIRIUS radios in their vehicles, including 50 factory-installation programs. In 2005, we expect automakers to expand the availability of SIRIUS radios in their vehicles to an aggregate of over 100 programs, 65 of which are expected to include the factory-installation of SIRIUS radios.

      DaimlerChrysler. We have an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC (collectively “DaimlerChrysler”). This agreement covers all cars and light trucks manufactured by DaimlerChrysler as well as Freightliner and Sterling heavy trucks. We share with DaimlerChrysler a portion of the revenues we derive from subscribers using new DaimlerChrysler vehicles equipped to receive our service. We also reimburse DaimlerChrysler for certain advertising, hardware and development expenses incurred by DaimlerChrysler in connection with the installation of SIRIUS radios in DaimlerChrysler vehicles. Our agreement with DaimlerChrysler extends to May 2007.

      DaimlerChrysler offers SIRIUS radios as both a factory-installed and dealer-installed feature. SIRIUS radios are offered as a factory-installed option on thirteen 2005 model year Chrysler, Dodge and Jeep vehicles, all with a one-year subscription to the SIRIUS service included in the price. SIRIUS radios are also available at Chrysler, Dodge and Jeep dealerships across the continental United States on most 2005 model year vehicles. SIRIUS radios are available at Mercedes-Benz dealerships across the continental United States as both a factory-installed and dealer-installed feature. SIRIUS radios are available as a factory-installed and dealer-installed option on seven 2005 model year Mercedes-Benz vehicles, and as a dealer-installed option on two additional 2005 model year Mercedes-Benz vehicles. These installations include at least one year of the SIRIUS service in the price of the vehicle. DaimlerChrysler has announced that it expects to factory equip over 500,000 vehicles with SIRIUS radios in its 2005 model years.

      Ford. We also have an agreement with Ford Motor Company. This agreement covers all Ford brands, including Ford, Lincoln, Mercury, Jaguar, Volvo, Land Rover, Aston Martin and Mazda. We share with Ford a portion of the revenues we derive from subscribers using new Ford vehicles equipped to receive our service. We also reimburse Ford for certain advertising, hardware and development expenses incurred by Ford associated with the introduction of SIRIUS radios in Ford vehicles. Our agreement with Ford extends to September 2008.

      In January 2005, Ford and Lincoln Mercury announced plans to offer SIRIUS radios as a factory-installed option in up to 21 vehicle lines, and announced that they expect to generate up to 1,000,000 SIRIUS subscribers during the 2006 and 2007 model years. A subscripton to at least six months of the SIRIUS service will be included in the price of these vehicles. Ford and Lincoln Mercury offer SIRIUS radios as a dealer-installed option on the 2004 model year Ford Mustang, 2005 model year Ford Thunderbird, Ford Explorer, Ford Sport Trac, Ford Expedition, Ford Crown Vic, Ford Escape, Lincoln Navigator, Lincoln LS, Lincoln Town Car, Lincoln Aviator, Mercury Mountaineer, Mercury Mariner and Mercury Grand Marquis. Mazda offers SIRIUS radios as a dealer-installed option in its Tribute, MPV, Miata, RX-8, MAZDA3 and MAZDA6 vehicles. Volvo offers SIRIUS radios as a dealer-installed option in its 2005 model year S60, V70, S80 and XC70 vehicles.

      BMW. SIRIUS radios are available as a factory-installed option on all BMW 5-Series, 6-Series and 7-Series vehicles, and are expected to be available as a factory-installed option on the 2006 model year BMW 3-Series, with a one-year subscription to the SIRIUS service included in the price of the vehicles. BMW also offers SIRIUS radios as a dealer-installed accessory at BMW centers across the country. BMW vehicles are equipped with in-dash stereos that are compatible with SIRIUS radios. Most MINI cars are also factory equipped with SIRIUS-compatible radios. As part of our agreement with BMW, we share with BMW a portion of the revenues we derive from subscribers using BMW and MINI vehicles equipped to receive our service. In addition, we reimburse BMW for certain promotional, hardware and development expenses incurred by BMW in connection with the installation of SIRIUS radios in BMW vehicles.

      Other Automakers. SIRIUS radios are available as a factory-installed option in the Nissan Pathfinder, Maxima and Quest, and in the Infiniti I35, G35 coupe and sedan, M45, Q45, FX35 and FX45. SIRIUS radios are also available as a dealer-installed option in the Nissan Maxima, Sentra, 350Z coupe, Murano, Quest, Armada and Altima, and in the Infiniti I35, G35 coupe and sedan, M45, Q45, FX35, FX45 and QX56. Infiniti and Nissan also pre-wire all of their vehicles, other than the Nissan Pathfinder, to enable Infiniti and Nissan retailers to install satellite radios.

      SIRIUS radios are available as a factory and dealer-installed option on six 2005 Audi models. Volkswagen offers SIRIUS radios as a factory-installed option in the 2005 model year Beetle and Jetta and we expect SIRIUS radios to be offered on the 2006 model year Passat.

      Beginning in March 2005, we expect Toyota will commence offering SIRIUS radios as both a post-production and dealer-installed option in nine Toyota, Lexus and Scion models. SIRIUS radios are currently available in the Toyota Camry, Toyota Solara (including Solara Convertible), Toyota Land Cruiser, Lexus LS 430, Lexus ES 330, Lexus LX 470, Scion xA, Scion xB and Scion tC.

      SIRIUS radios are also available as a factory-installed option on the 2005 model year Porsche Cayenne.

      We have also entered into an agreement with Mitsubishi Motors North America. Mitsubishi plans to offer SIRIUS radios as a factory-installed option on its new 2006 model year Raider. We also expect that SIRIUS radios will come standard as part of Mitsubishi's premium audio system package, and all 2006 and 2007 model year Mitsubishi vehicles that are equipped with a SIRIUS radio will include a six-month subscription to the SIRIUS service in the price of the vehicle.

      We are in discussions with other automakers to include SIRIUS radios in new cars and trucks.

      Penske. We have an agreement with Penske Automotive Group and United Auto Group, which together own and operate approximately 144 auto dealerships in the United States. Penske Automotive Group and United Auto Group have agreed, where available, to order SIRIUS radios on vehicles they purchase from automakers, and to use best efforts to include a bundled subscription to our service in the sale or lease price of these vehicles.

Special Markets

      Trucks. Freightliner, Peterbilt and Kenworth offer SIRIUS radios as a factory-installed option on the trucks they manufacture. SIRIUS radios are also available nationwide at Travel Centers of America, Flying J, Pilot Travel Centers, Interstate Connections locations and other truck stops. SIRIUS radios, under the brand “STREAMER,” are distributed to the truck channel through Pana-Pacific, a division of The Brix Group. Other SIRIUS radios are distributed by DAS Distributors and Jade Electronics.

      Boats. Genmar Holdings, Inc., one of the world's largest recreational boat builders, offers SIRIUS radios and a prepaid one year subscription to the SIRIUS service as a standard feature on a number of its boats, including its Aquasport, Carver, Champion, Four Winns, Glastron, Hydra-Sports, Larson, Ranger, Seaswirl, Skiers Choice and Wellcraft boats. In addition, Formula, Sea Ray, Monterey, Century, Cobia, Godfrey, Grady White and Lowe, among other manufacturers, will also offer a SIRIUS radio and one year of the SIRIUS service as a factory-installed feature on select models.

      Recreational Vehicles. Several leading manufacturers of recreational vehicles, including Fleetwood, American Coach, Winnebago, Gulfstream, Monaco and Newmar, currently offer SIRIUS radios as a factory-installed option.

Hertz

      We have an agreement with Hertz Corporation to make SIRIUS radios available as an option to its rental car customers. All of the SIRIUS radios currently installed in Hertz vehicles are owned by us, and installed and serviced at our expense. In some cases, our service is included as part of the rental price of Hertz vehicles. In other cases, our service is offered as a premium feature to Hertz customers for a daily fee.

      As of December 31, 2004, approximately 29,000 vehicles with SIRIUS radios were available to renters of Hertz's twenty-nine vehicle models, including the Ford Taurus, Windstar, Escape, Expedition, Explorer, Mountaineer, Crown Victoria, and Mercury Sable and Grand Marquis. Hertz offers SIRIUS radios at 53 major airport locations nationwide.

The SIRIUS System

      Our satellite radio system is designed to provide clear reception in most areas of the continental United States despite variations in terrain, buildings and other obstructions. Motorists can receive our transmissions in all outdoor locations where the vehicle has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

      The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for national satellite radio broadcasts. We use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency allocation to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060.0-7072.5 MHz band. We continue to explore various opportunities to acquire additional spectrum that would enable us to expand our service offerings in the future.

      Our satellite radio system consists of three principal components:

•	satellites, terrestrial repeaters and satellite uplink facility;

•	our national broadcast studio; and

•	SIRIUS radios.

Satellites, Terrestrial Repeaters and Satellite Uplink Facility

      Satellites. Space Systems/Loral, the manufacturer of our satellites, delivered our three operating satellites to us in 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite was delivered to ground storage in April 2002. Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than

400 years of in-orbit operation time. Each satellite is designed to have a useful life of approximately 15 years from time of launch.

      Each operating satellite travels in an apparent figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions that can result from signal blockage.

      Space Systems/Loral has identified circuit failures in solar arrays on satellites launched since 1997, including our satellites. The circuit failures our satellites have experienced to date have not limited the power of our broadcast signal or otherwise affected our current operations. However, if a substantial number of additional circuit failures occur, the estimated useful life of our existing in-orbit satellites could be reduced.

      In 2004, we discontinued our in-orbit insurance policies covering our satellites following a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites may not be covered by the available insurance or would fall within a policy exclusion.

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

      Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as major urban areas, signals from our satellites may be blocked for an extended period of time. In many of these areas, we have deployed terrestrial repeaters to complement our satellite coverage. To date, we have deployed 137 terrestrial repeaters. We continually evaluate the adequacy of our terrestrial repeater network and expect to expand the network to meet the needs of our subscribers.

      Satellite Uplink Facility. In April 2004, we acquired a satellite uplink facility in Vernon, New Jersey, which we use to command, control and communicate with our satellites. Prior to April 2004, we leased facilities at this location for the same purposes. During 2004, we transferred our primary satellite tracking, telemetry and control functions from our national broadcast studio to our facility in Vernon, New Jersey. These activities include routine satellite orbital maneuvers and monitoring of our satellites.

National Broadcast Studio

      Our programming principally originates from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites. We also originate some of our programming from small studio facilities in Houston, Texas; Memphis, Tennessee; Nashville, Tennessee; and Los Angeles, California.

      The studios and transmission facilities at our national broadcast studio are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. The national broadcast studio also contains state-of-the-art production facilities. Service commands to initiate and suspend subscriber service also are relayed from our national broadcast studio to our satellites for retransmission to subscribers' radios.

SIRIUS Radios

      Numerous consumer electronics manufacturers produce and distribute various types of SIRIUS radios. Over time, we expect to introduce SIRIUS radios at lower price points and SIRIUS radios with new features, functions and appearances, including recording and other capabilities.

      To facilitate the sale of SIRIUS radios, we have entered into agreements with the manufacturers of our chip sets to purchase and fund a portion of the development costs for our chip sets. We have also entered into agreements with certain manufacturers and distributors of SIRIUS radios to subsidize a portion of the costs of SIRIUS radios. These agreements have the effect of reducing the price of SIRIUS radios to our subscriber. We expect these subsidies to decrease over time.

      Plug & Play Radios. Plug & Play radios enable subscribers to transport a radio easily to and from their cars, trucks, homes or boats with available adapter kits. Plug & Play radios adapt to existing car and home audio systems and can be easily installed by either a retailer or the purchaser. In 2004, we introduced receivers under our SIRIUS brand. The SIRIUS Sportster, a Plug & Play radio distributed by us, was one of the top selling Plug & Play radios during 2004. Plug & Play radios from Audiovox, Blaupunkt, Clarion, DISH Network, JVC, Kenwood, RadioShack, Sanyo and XAct are also currently available at retailers nationally. In addition, the Brix STREAMER, a satellite radio system designed for commercial truckers, is available through participating truck manufacturers, truck dealers and truck stops.

      For portable use, a SIRIUS boom box, which enables our subscribers to use their SIRIUS radios virtually anywhere, is available from many of our manufacturers as well as under the SIRIUS Sportster brand.

      FM Modulated Radios. FM modulated radios enable our service to be received in all vehicles with FM radios, or approximately 95% of all U.S. vehicles. The essential electronics for each FM modulated radio is contained in a small unit approximately the size of a video cassette that is customarily mounted in the vehicle's trunk. FM modulated radios under the SIRIUS, Clarion and Kenwood brands are available at retailers nationally.

      In-dash Radios. In-dash radios are integrated seamlessly into the vehicle and allow the user to listen to AM, FM or SIRIUS with the push of a button. The SIRIUS receiver can be built into the radio or connected as a hidden external unit.

      In the auto sound aftermarket, in-dash radios from Alpine, Kenwood, Pioneer and Clarion are currently available at retailers nationally. Three-band radios from Delphi, Alpine and Visteon are also available to automakers for factory or dealer installation. When factory-installed, the cost of the SIRIUS radio is generally included in the sticker price of the vehicle and may include a prepaid subscription to our service.

      Home and Commercial Units. SIRIUS radios from Kenwood and Audiovox that connect to most home stereo systems are available nationally. In addition, a three-zone commercial unit from Antex Electronics, a manufacturer and distributor of specialty electronics products, is available through custom electronics dealers. This unit allows users to listen to different channels in different rooms of the same home or business.

International

      Canada. We have entered into a joint venture with affiliates of the Canadian Broadcasting Corporation, Canada's national broadcaster, and Standard Broadcasting Corporation, one of the largest multi-media companies in Canada, to offer a satellite radio service in Canada. The proposed subscription-based service will give Canadians access to a wide range of SIRIUS programming, including Canadian content such as CBC/Radio-Canada's Radio One and La Premiere Chaine. The joint venture filed an application with the Canadian Radio-Television and Telecommunications Commission, or the CRTC, for a license to offer satellite radio service in Canada and the CRTC held hearings on this and other applications in 2004. We expect the CRTC to rule on our application in the second quarter of 2005.

      Other Regions. We are in discussions with various parties regarding a joint venture to offer a satellite radio service in Mexico. We are also in discussions with various parties regarding the introduction of a satellite radio service in the Caribbean region.

Competition

      We face competition for both listeners and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

      XM Radio. Our direct competitor in satellite radio service is XM Radio, the only other FCC licensee for satellite radio service in the United States. XM Radio has announced that it had over 3.2 million subscribers as of December 31, 2004. XM Radio broadcasts certain programming that we do not offer. XM Radio service is also offered as an option on various car model brands, certain of which do not also offer SIRIUS radios.

      Traditional AM/FM Radio. Our competition also includes traditional AM/FM radio. Unlike SIRIUS radio, traditional AM/FM radio has had a well established market for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which we do not offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive with respect to listeners and advertising revenues. Some radio stations also have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio services. Several major radio companies recently banded together to launch an advertising campaign designed to assert the benefits of traditional local AM/FM radio.

      Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. In the future, traditional AM/FM radio broadcasters will be able to transmit digitally into the bandwidth occupied by current AM/FM stations. Digital broadcasting offers higher sound quality than traditional analog signals. Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology, and to the extent such technology allows signal quality that rivals our own, any competitive advantage that satellite radio services enjoy over traditional radio because of our digital signal would be lessened.

      Internet Radio and Downloading Devices. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selections may make Internet radio a more significant competitor in the future, in particular with our offering of our music channels over the Internet.

      There are a number of Internet-based audio formats in existence or in development that compete directly with SIRIUS radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players or compact disk players. The Apple iPod is a portable digital music player that sells for approximately $100-$400 and allows users to download and purchase music through Apple's iTunes Music Store, which features over 1 million songs and 8,000 audio books, as well as convert music on compact disc to digital files. Apple sold over 4.4 million iPods during its fiscal 2004 year. The iPod enables consumers to buy and store up to 10,000 songs. In addition, iPods are compatible with certain car stereos and various home speaker systems. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers.

      Direct Broadcast Satellite and Cable Audio. A number of companies provide specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers therefore generally do not pay an additional monthly charge for the audio service.

Government Regulation

      As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934. The FCC is the government agency with primary authority in the United States over satellite radio communications. Any assignment or transfer of control of our FCC license must be approved by the FCC. We currently must comply with regulation by the FCC principally with respect to:

•	the licensing of our satellite system;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

      In 1997, we were one of two winning bidders for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC license expires in 2010. Prior to the expiration, we will be required to apply for a renewal of our FCC license. We anticipate that, absent significant misconduct on our part, the FCC will renew our license to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.

      In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our signal coverage. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was initiated by the FCC in March 1997 and is still pending. Many comments have been filed as part of this rulemaking, including comments from the National Association of Broadcasters, major cellular telephone system operators and other holders of spectrum adjoining ours. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters and/or require us to reduce the power of our existing terrestrial repeaters. In the interim, the FCC has granted us special temporary authority to operate over 200 terrestrial repeaters and offer our service. This authority is effective until such time as the FCC acts to terminate it and requires us not to cause harmful interference to other wireless services.

      Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio's system. In 2000, we signed an agreement with XM Radio to jointly develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio's services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, satisfies the interoperability condition contained in our FCC license, although the FCC has not addressed this issue. We notified the FCC of this agreement in 2000, and asked the FCC to concur that our efforts to develop this unified standard satisfied the conditions to our license. In January 2005, the FCC asked us and XM Radio to provide a written update regarding the status of developing interoperable receivers and the time frame for making interoperable receivers available to the public. We are in the process of preparing a response to this request.

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

      Changes in law or regulations relating to communications policy or to matters affecting our service could adversely affect our ability to retain our FCC license or the manner in which we operate.

The SIRIUS Trademark

      We have an application pending in the U.S. Patent and Trademark Office for the registration of the trademark “SIRIUS” in connection with our service. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the “SIRIUS” trademark in the United States in connection with our service.

Copyrights in Programming

      In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works, or songs, and holders of copyrights in sound recordings—records, cassettes, compact discs or audio files.

      Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have entered into public performance license agreements with ASCAP and SESAC that expire at the end of 2006 to pay royalties for our public performances of musical works by our satellite radio service. We also are in discussions with BMI regarding a similar license. If we are unable to reach an agreement with BMI, a royalty rate may ultimately be established through litigation.

      Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. We have an agreement with SoundExchange to pay royalties for our public performances of sound recordings by our satellite radio service. Our agreement with SoundExchange expires at the end of 2006, at which point we must negotiate a new agreement or enter into an arbitration proceeding to establish a royalty rate.

Personnel

      As of March 7, 2005, we had 514 full-time employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

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

      Our internet address is SIRIUS.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed such material with, or furnished it to, the SEC. SIRIUS.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Risk Factors

      In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Failure of our satellites would significantly damage our business.

      Our three satellites were launched in 2000 and we do not have insurance covering our in-orbit satellites. Each of our satellites is designed to have a useful life of approximately 15 years from the time of its launch, and after this period its performance in delivering our satellite radio service will deteriorate. However, the useful life of any particular satellite may vary from this estimate. Our operating results would be adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence.

      The useful lives of our satellites will vary and depend on a number of factors, including:

•	degradation and durability of solar panels;

•	quality of construction;

•	random failure of satellite components, which could result in significant damage to or loss of a satellite;

•	amount of fuel our satellites consume; and

•	damage or destruction by electrostatic storms or collisions with other objects in space, which occur only in rare cases.

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

      As the holder of one of two FCC licenses to operate a satellite radio service in the United States, we are subject to FCC rules and regulations. The terms of our license require us to meet certain conditions, including designing a receiver that will permit end users to access XM Radio's system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band.

      Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process.

      The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating our terrestrial repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. The FCC's final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters and limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.

      Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing.

      To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us.

Our business might never become profitable.

      We were a development stage company until early 2002. As of December 31, 2004, we had an accumulated deficit of approximately $1.9 billion. We expect our cumulative net losses and cumulative negative cash flow to grow as we make payments under our various contracts, incur marketing and subscriber acquisition costs and make interest payments on our debt. Long-term demand for our service will depend upon, among other things, whether we obtain and produce high quality programming consistent with consumers' tastes; the willingness of consumers to pay subscription fees to obtain our service; the cost and availability of SIRIUS radios; our marketing and pricing strategy; and the marketing and pricing strategy of our direct competitor, XM Radio. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.

      Third-party content is an important part of our service, and we compete with many parties, including XM Radio, for content. Since January 2004, we have entered into a number of important content arrangements, including agreements with the NFL, Howard Stern and NASCAR, which require us to pay substantial sums. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.

      In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plan. We also must negotiate and enter into music programming royalty arrangements with BMI and in the future will have to re-negotiate our existing arrangements with the ASCAP, SESAC and SoundExchange. We expect to establish license fees with BMI through negotiation and such royalty arrangements may be more costly than anticipated.

Higher than expected subscriber acquisition costs or subscriber turnover could adversely affect our financial performance and operating results.

      We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting subscribers are greater than expected, our financial performance and operating results will be adversely affected.

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

      Our actual cash requirements could vary materially from our current estimates. As a result, we may have to raise more funds to remain in business and continue to develop and market our satellite radio service. We may not be able to raise additional funds on favorable terms or at all. If we fail to obtain necessary financing on a timely basis, then our business would be materially impacted and we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

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

      We compete with many entertainment providers for both listeners and advertising revenues, including XM Radio, the other satellite radio provider; traditional and digital AM/FM radio; Internet-based audio providers; direct broadcast satellite television audio services; and cable systems that carry audio services. In addition, other technologies in the mobile audio environment, such as MP3 devices, wireless broadband services and possibly next generation cellular telephones, could emerge to compete with our service.

      XM Radio offers its service for a monthly charge, effective April 2, 2005, of $12.95; features more than 65 channels of commercial-free music, more than 60 channels of news, sports, talk and variety programming and up to 21 channels of traffic and weather information; and has acquired a significant number of subscribers. If consumers or other third parties perceive that XM Radio offers more attractive service, enhanced features or superior equipment alternatives, or has stronger marketing or distribution channels, it may gain a long-term competitive advantage over us.

As of December 31, 2004, we had 1,143,258 subscribers, while XM Radio reported over 3.2 million subscribers.

      We compete vigorously with XM Radio for subscribers and in all other aspects of our business, including retail and automotive distribution arrangements, programming acquisitions and technology. Competition with XM Radio may increase our operating expenses as we seek arrangements with third parties, such as programming providers, and may cause us to reach cash flow breakeven with more subscribers or later than we estimate.

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

Failure of third parties to perform could adversely affect our business.

      Our business depends in part on the efforts of third parties, especially the efforts of:

•	automakers that manufacture, market and sell vehicles capable of receiving our service, but in many cases have no obligations to do so;

•	consumer electronics manufacturers that manufacture and distribute SIRIUS radios;

•	programming partners and on-air talent;

•	retailers that market and sell SIRIUS radios and promote subscriptions to our service; and

•	other third party vendors that have designed, built, support or operate important elements of our system.

      If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected and we could be placed at a long-term disadvantage.

Rapid technological and industry changes could make our service obsolete.

      The satellite industry and the audio entertainment industry are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete or less competitive in the marketplace. In addition, we may face unforeseen problems in operating our system that could harm our business.

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

Executive Officers of the Registrant

      Certain information regarding our executive officers is provided below:

Name	Age	Position

Mel Karmazin	61	Chief Executive Officer
Scott A. Greenstein	45	President, Entertainment and Sports
James E. Meyer	50	President, Sales and Operations
Patrick L. Donnelly	43	Executive Vice President, General Counsel and Secretary
David J. Frear	48	Executive Vice President and Chief Financial Officer

      Mel Karmazin has served as our Chief Executive Officer and a member of our board of directors since November 2004. Prior to joining us, Mr. Karmazin was President and Chief Operating Officer and a member of the board of directors of Viacom Inc. from May 2000 until June 2004. Prior to joining Viacom, Mr. Karmazin was President and Chief Executive Officer of CBS Corporation from January 1999 and a director of CBS Corporation from 1997 until its merger with Viacom in May 2000. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 until its acquisition by CBS Corporation in December 1996. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity from December 1998 until the merger of Infinity Broadcasting Corporation with Viacom in February 2001.

      Scott A. Greenstein has served as our President, Entertainment and Sports, since May 2004. Prior to May 2004, Mr. Greenstein was Chief Executive Officer of The Greenstein Group, a media and entertainment consulting firm. From 1999 until 2002, he was Chairman of USA Films, a motion picture production, marketing and distribution company. From 1997 until 1999, Mr. Greenstein was Co-President of October Films, a motion picture production, marketing and distribution company. Prior to joining October Films, Mr. Greenstein was Senior Vice President of Motion Pictures, Music, New Media and Publishing at Miramax Films, and held senior positions at Viacom Inc., a diversified media and entertainment company.

      James E. Meyer has served as our President, Sales and Operations, since May 2004. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as the Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson's Senior Vice President of Product Management. Mr. Meyer is a director of Gemstar-TV Guide International, Inc., Mikohn Gaming Corporation and Equant N.V.

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

Employment Agreements

      We have entered into employment agreements with each of our executive officers named above.

      Mel Karmazin. In November 2004, we entered into an employment agreement with Mel Karmazin to serve as our Chief Executive Officer until November 2009. We pay Mr. Karmazin a base salary of $1,250,000 per year, and annual bonuses in an amount determined each year by the compensation committee of our board of directors.

      In connection with this agreement, we granted Mr. Karmazin options to purchase 30,000,000 shares of our common stock, at an exercise price of $4.72 per share (the closing price of our common stock on the Nasdaq National Market on the date of his employment agreement), and 3,000,000 shares of restricted common stock. The stock options and restricted shares granted to Mr. Karmazin vest in equal installments on November 18 of each of the next five years beginning on November 18, 2005. The vesting of these stock options and shares of restricted stock will accelerate upon the termination of Mr. Karmazin's employment, upon his death or disability and in the event of a change in control. In the event Mr. Karmazin's employment is terminated without cause, or he terminates his employment for good reason, he is entitled to receive his current base salary through November 2009 and any earned but unpaid annual bonus.

      In the event that any payment we make, or benefit we provide, to Mr. Karmazin would require him to pay an excise tax under Section 280G of the United States Internal Revenue Code, we have agreed to pay Mr. Karmazin the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

      Scott A. Greenstein. In May 2004, we entered into an employment agreement with Scott A. Greenstein to serve as our President, Entertainment and Sports until May 2007. We will pay Mr. Greenstein an annual salary of $540,750 in 2005. We paid Mr. Greenstein a one-time cash bonus of $150,000 upon commencement of his employment.

      In connection with this agreement, we granted Mr. Greenstein options to purchase 2,800,000 shares of our common stock at an exercise price of $3.14 per share, and 1,575,000 restricted stock units. 1,000,000 of these stock options vested in May 2004. 600,000 stock options will vest on March 15, 2005 as a result of achieving performance milestones established by our board of directors. The balance of Mr. Greenstein's options, 1,200,000, will vest on July 1, 2008, with accelerated vesting if we achieve performance milestones established by our board of directors. Specifically, 750,000 of these options will vest on March 15, 2006 if we achieve performance milestones for the year ending December 31, 2005; and 450,000 of these options will vest on March 15, 2007 if we achieve performance milestones for the year ending December 31, 2006.

      In May 2004, 258,000 of Mr. Greenstein's restricted stock units vested. The balance of Mr. Greenstein's restricted stock units vest over the term of the agreement, with 425,000 restricted stock units vesting on April 15, 2005, 575,000 restricted stock units vesting on April 15, 2006, and 317,000 restricted stock units vesting on April 15, 2007. Each restricted stock unit entitles Mr. Greenstein to one share of our common stock on the applicable vesting date.

      If Mr. Greenstein's employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum payment equal to (1) his base salary in effect from the termination date through May 2, 2007 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through May 2, 2007. In the event Mr. Greenstein's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, disability and life insurance benefits until May 2, 2007.

      If, following the occurrence of a change in control, Mr. Greenstein is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Greenstein the lesser of (1) four times his base salary and (2) 80% of the multiple of base salary, if any, that our chief executive officer would be entitled to receive under his or her employment agreement if he or she was terminated without cause or terminated for good reason following such change in control. We are also obligated to continue Mr. Greenstein's medical, disability and life insurance benefits, or pay him an amount sufficient to replace these benefits, until the third anniversary of his termination date.

      In the event that any payment we make, or benefit we provide, to Mr. Greenstein would require him to pay an excise tax under Section 280G of the United States Internal Revenue Code, we have agreed to pay Mr. Greenstein the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

      James E. Meyer. In May 2004, we entered into an employment agreement with James E. Meyer to serve as our President, Sales and Operations, and in March 2005, we amended and restated that agreement. Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2006 and we will pay Mr. Meyer an annual salary of $540,750 in 2005. We paid Mr. Meyer a one-time cash bonus of $150,000 upon commencement of his employment.

      In connection with these agreements, we granted Mr. Meyer options to purchase 2,800,000 shares of our common stock at an exercise price of $3.14 per share, and 1,300,000 restricted stock units. Of these stock options, 1,000,000 vested in May 2004, and 600,000 of these stock options will vest on March 15, 2005 as the result of satisfaction of performance milestones established by our board of directors. The balance of Mr. Meyer's options, 1,200,000, vest on April 15, 2007, with accelerated vesting if we achieve performance milestones established by our board of directors for the year ending December 31, 2005.

      In May 2004, 133,000 of Mr. Meyer's restricted stock units vested, and the balance of Mr. Meyer's restricted stock units will vest over the term of the agreement. Specifically, 400,000 restricted stock units will vest on April 15, 2005, and 767,000 restricted stock units will vest on April 15, 2006. Each restricted stock unit entitles Mr. Meyer to one share of our common stock on the applicable vesting date.

      If Mr. Meyer's employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum equal to (1) his base salary in effect from the termination date through April 16, 2006 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through April 16, 2006. In the event Mr. Meyer's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, disability and life insurance benefits until April 16, 2006.

      If, following the occurrence of a change in control, Mr. Meyer is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Meyer the lesser of (1) four times his base salary, and (2) 80% of the multiple of base salary, if any, that our chief executive officer would be entitled to receive under his or her employment agreement if he or she was terminated without cause or terminated for good reason following such change of control. We are also obligated to continue Mr. Meyer's medical, disability and life insurance benefits, or pay him an amount sufficient to replace these benefits, until the third anniversary of his termination date.

      In the event that any payment we make, or benefit we provide, to Mr. Meyer would require him to pay an excise tax under Section 280G of the United States Internal Revenue Code, we have agreed to pay Mr. Meyer the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax were not imposed.

      Upon the expiration of Mr. Meyer's employment agreement on April 16, 2006, we have agreed to offer Mr. Meyer a one-year consulting agreement. We expect to reimburse Mr. Meyer for all of his reasonable out-of-pocket expenses associated with the performance of his obligations under this consulting agreement, but do not expect to pay him any cash compensation. As consideration for the services under this consulting agreement, we intend to grant Mr. Meyer an additional 300,000 restricted stock units. These restricted stock units will vest on May 3, 2007 if Mr. Meyer continues to be engaged by us as a consultant on such date.

      Patrick L. Donnelly. In November 2004, we entered into an employment agreement with Patrick L. Donnelly to serve as our Executive Vice President, General Counsel and Secretary until May 2006. We will pay Mr. Donnelly an annual base salary of $369,564 in 2005.

      If Mr. Donnelly's employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Donnelly his annual salary and the annual bonus last paid to him. In the event Mr. Donnelly's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, disability and life insurance benefits for one year.

      In the event that any payment we make, or benefit we provide, to Mr. Donnelly would require him to pay an excise tax under Section 280G of the United States Internal Revenue Code, we have agreed to pay Mr. Donnelly the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

      David J. Frear. In June 2003, we entered into an employment agreement with David J. Frear to serve as our Executive Vice President and Chief Financial Officer until June 2006. We will pay Mr. Frear an annual base salary of $351,488 in 2005.

      In connection with this agreement, we granted Mr. Frear options to purchase 1,400,000 shares of our common stock at an exercise price of $1.85 per share, and 600,000 restricted stock units. Of these options, 533,333 vested during 2004, and 600,000 of these options will vest on March 15, 2005 as a result of the achievement of performance milestones established by our board of directors. The balance of Mr. Frear's options will vest in equal installments on July 1, 2005 and July 1, 2006. Mr. Frear's 600,000 restricted stock units will vest on July 1, 2008; however, this vesting will accelerate if performance milestones established by our board of directors for the year ending December 31, 2005 are met. Each restricted stock unit entitles Mr. Frear to one share of our common stock on the vesting date.

      If Mr. Frear's employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Frear his annual salary and the annual bonus last paid to him.

      In the event that any payment we make, or benefit we provide, to Mr. Frear would require him to pay an excise tax under Section 280G of the United States Internal Revenue Code, we have agreed to pay Mr. Frear the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

Item 2. Properties

      In March 1998, we signed a lease for the 36th and 37th floors and portions of the roof at 1221 Avenue of the Americas, New York, New York, to house our headquarters and national broadcast studio. We use portions of the roof for satellite transmission equipment and an emergency generator. The term of the lease is 15 years and 10 months, with an option to renew for an additional five years at fair market value. The annual base rent relating to this lease is approximately $4.6 million, with specified increases and escalations based on operating expenses. In March 2004, we also leased the 19th floor at 1221 Avenue of the Americas to expand our office space. In 2004, the cost of this space was approximately $526,000. In August 2004, we leased certain ground floor space at 1221 Avenue of the Americas for possible use as studio and display space. The annual base rent for this ground floor space is approximately $115,000 during the first year of the lease.

      In April 2004, we purchased our satellite uplink facility in Vernon, New Jersey, for $2.5 million in cash.

      We also lease office or studio space in Lawrenceville, New Jersey; Milford, Michigan; Farmington Hills, Michigan; Peekskill, New York; Nashville, Tennessee; Los Angeles, California; and Houston, Texas. The aggregate annual rent for these properties was approximately $693,000 for the year ended December 31, 2004.

Item 3. Legal Proceedings

      In September 2001, a purported class action lawsuit, entitled Sternbeck v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the United States District Court for the District of Vermont. Subsequently, additional purported class action lawsuits were filed. These actions have been consolidated in a single purported class action, entitled In re: Sirius Satellite Radio Securities Litigation, No. 01-CV-10863, pending in the United States District Court for the Southern District of New York. This action has been brought on behalf of all persons who acquired our common stock on the open market between February 16, 2000 and April 2, 2001. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated. The complaint seeks an unspecified amount of money damages. We believe that the allegations in the complaint have no merit and we will vigorously defend against this action.

       In June 2002, we filed a motion with the United States District Court for the Southern District of New York requesting the Court to dismiss the complaint in this action with prejudice pursuant to Federal Rules of Civil Procedure and the provisions of the Private Securities Litigation Reform Act. In January 2004, the Court denied our motion to dismiss this action.

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

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “SIRI.” The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low
Year ended December 31, 2003
First Quarter	$1.36	$0.41
Second Quarter	2.35	0.63
Third Quarter	2.02	1.53
Fourth Quarter	3.16	1.85
Year ended December 31, 2004
First Quarter	$3.82	$2.63
Second Quarter	4.02	2.94
Third Quarter	3.20	2.05
Fourth Quarter	9.01	3.14

      On March 8, 2005, the closing bid price of our common stock on the Nasdaq National Market was $5.80 per share. On March 8, 2005, there were approximately 900,000 beneficial holders of our common stock. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

      Our selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, and with respect to the consolidated balance sheets at December 31, 2004 and 2003, are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, included in Item 8 of this report. Our selected consolidated financial data set forth below with respect to the consolidated balance sheet at December 31, 2002 is derived from our consolidated financial statements audited by Ernst & Young LLP, which is not included in this report. Our selected consolidated financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2001 and 2000, and with respect to the consolidated balance sheets at December 31, 2001 and 2000, are derived from our consolidated financial statements audited by Arthur Andersen LLP, which are not included in this report. This selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

STATEMENTS OF OPERATIONS DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Total revenue	$66,854	$12,872	$805	$—	$—
Net loss(1)	(712,162)	(226,215)	(422,481)	(235,763)	(134,744)
Net loss applicable to common stockholders(1)	(712,162)	(314,423)	(468,466)	(277,919)	(183,715)
Net loss per share applicable to common stockholders (basic and diluted)	$(0.57)	$(0.38)	$(6.13)	$(5.30)	$(4.72)
Weighted average common shares outstanding (basic and diluted)	1,238,585	827,186	76,394	52,427	38,889

(1)	Net loss and net loss applicable to common stockholders for the year ended December 31, 2003 included other income of $256,538 related to our debt restructuring.

BALANCE SHEET DATA

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash and cash equivalents	$753,891	$520,979	$18,375	$4,726	$14,397
Restricted investments, at amortized cost	97,321	8,747	7,200	21,998	48,801
Marketable securities, at market	5,277	28,904	155,327	304,218	121,862
Working capital(1)	541,526	497,661	151,289	275,732	143,981
Total assets	1,957,613	1,617,317	1,340,940	1,527,605	1,323,582
Long-term debt, net of current portion	656,274	194,803	670,357	639,990	522,602
Accrued interest, net of current portion	—	—	46,914	17,201	10,881
Preferred stock	—	—	531,153	485,168	443,012
Accumulated deficit	(1,865,856)	(1,153,694)	(927,479)	(504,998)	(269,235)
Stockholders' equity(2)	1,000,633	1,325,194	36,846	322,649	290,483

(1)	The calculation of working capital includes current portions of long-term debt and accrued interest. Certain portions of long-term debt and accrued interest, which would have been classified as current absent our restructuring in March 2003, were classified as long-term as of December 31, 2002, as they were exchanged for shares of our common stock in March 2003.
(2)	No cash dividends were declared or paid in any of the periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Business—Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

      (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

      We currently broadcast more than 120 channels of programming to listeners across the country. We offer 65 channels of 100% commercial-free music and feature over 55 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 63% of the subscribers we acquired during the year ended December 31, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.88.

      Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network, satellite uplink facility and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

      Our primary source of revenue is subscription fees. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios and accessories. Currently we receive an average of approximately nine months of prepaid revenue per subscriber upon activation.

      Our costs of services include satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses currently consist of costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

      As of December 31, 2004, we had 1,143,258 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from vehicle manufacturers for prepaid subscriptions included in the sale or lease of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

      The following tables contain a breakdown of our subscribers and other metrics which we use to measure our operating performance:

Subscribers:

	As of December 31,
	2004	2003	2002
Retail	797,039	197,650	26,203
OEM and special markets	317,685	39,400	1,800
Hertz	28,534	24,011	1,944

Total subscribers	1,143,258	261,061	29,947

Metrics:

	For the Years Ended December 31,
	2004	2003	2002
Gross subscriber additions	986,556	255,798	31,504
Average monthly churn(1)(5)	1.6%	1.5%	4.1%
Reported ARPU(2)(5)	$10.02	$9.39	$7.47
Subscriber acquisition costs per gross activation(3)(5)	$177	$293	$668
Total revenue	$66,854	$12,872	$805
Adjusted loss from operations(4)(5)	$(456,209)	$(330,094)	$(238,098)
Net cash used in operating activities	$(334,463)	$(284,487)	$(320,811)

(1)	Average monthly churn is calculated as the average of the number of deactivated subscribers divided by average quarterly subscribers.
(2)	Average monthly revenue per subscriber, or ARPU, is derived from total subscriber revenue over the daily weighted average number of subscribers for the period.
(3)	Subscriber acquisition costs per gross activation is derived from total subscriber acquisition costs and the negative margins from the direct sale of SIRIUS radios and accessories over the number of gross activations for the period. Figures are rounded to the nearest whole dollar.
(4)	Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. This measure most closely resembles EBITDA, a common financial measure used in analyzing the performance of companies. A reconciliation of our reported loss from operations to our adjusted loss from operations is set forth below:
	For the Years Ended December 31,
	2004	2003	2002
Loss from operations, as reported	$(678,304)	$(437,530)	$(313,127)
Depreciation	95,370	95,353	82,747
Equity granted to third parties and employees	126,725	12,083	(7,718)

Adjusted loss from operations	$(456,209)	$(330,094)	$(238,098)

(5)	Average monthly churn, ARPU, subscriber acquisition costs per gross activation and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance. As a result, these metrics may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

      SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, Wal-Mart, RadioShack, Crutchfield, Office Depot, Sears, Target, Ultimate Electronics, Tweeter Home

Entertainment Group, Good Guys, Kmart and DISH Network outlets. On December 31, 2004, SIRIUS radios were available at over 25,000 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at approximately 53 airport locations. In addition, we have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), Mitsubishi Motors North America, BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios.

      Since January 1, 2004, we improved our brand awareness, distribution and content through agreements with the NFL, RadioShack, EchoStar, Howard Stern and NASCAR. Specifically,

•	in January 2004, we signed a seven-year agreement with the NFL to broadcast NFL games live nationwide, and to become the Official Satellite Radio Partner of the NFL, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. In 2004, we created “SIRIUS NFL Radio,” an around-the-clock exclusive channel of NFL content featuring both league-wide programs and team-specific shows;

•	in February 2004, we signed an exclusive agreement with RadioShack to distribute, market and sell SIRIUS radios;

•	in February 2004, we signed an agreement with EchoStar which allows EchoStar customers to listen to our service;

•	in October 2004, we entered into an agreement with Howard Stern and his production company to move his radio show to our service on January 1, 2006 as part of a channel created by Stern; and

•	in February 2005, we entered into an agreement with NASCAR to broadcast live all NASCAR Nextel Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series races for five years starting in 2007. As part of that agreement, we will create a new around-the-clock channel of NASCAR-related programming and will become the Official Satellite Radio Partner of NASCAR with exclusive trademark and marketing rights and the right to sell advertising time on the NASCAR channel and during races.

      We have principally funded our operations through the sale of debt and equity securities. We raised net proceeds of $614,438 in 2004 through the offering of:

•	25,000,000 shares of our common stock;

•	$230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011; and

•	$300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009.

In 2003, we raised net proceeds of $686,883 through the offering of:

•	371,151,111 shares of our common stock; and

•	$201,250 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008.

      In 2003, we also restructured our debt and equity capitalization, resulting in the elimination of 91% of our then outstanding debt. The increase in overall liquidity and reduction of the average interest rate on our outstanding debt from 12.6% prior to the restructuring to 4.0% at December 31, 2004 has better positioned us to meet our business plan.

      We have incurred operating losses since inception and expect to continue to incur operating losses until the number of our subscribers increases substantially and we develop cash flows sufficient to cover our operating costs. We also have significant commitments over the next several years, including subsidies and distribution costs, programming costs, repayment of long-term debt and lease payments, as further described under the heading “Contractual Cash Commitments.” Our ability to become profitable also depends upon other factors identified under the heading “Liquidity and Capital Resources.”

      We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of

SIRIUS radios through arrangements with additional automakers that agree to factory and dealer-install SIRIUS radios and additional retail points-of-sale.

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

      Total Revenue

      Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effect of mail-in rebates.

      As of December 31, 2004, we had 1,143,258 subscribers, compared to 261,061 at December 31, 2003, an increase of 882,197 subscribers. Our subscriber totals include subscribers in promotional periods; subscribers that have prepaid, including payments received from vehicle manufacturers for subscriptions included in the sale or lease of a new vehicle; and active SIRIUS radios under our agreement with Hertz. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a 6-12 month prepaid subscription.

      Subscriber revenue increased $50,266 to $62,881 for the year ended December 31, 2004 from $12,615 for the year ended December 31, 2003. Revenues received from vehicle manufacturers for prepaid subscriptions are included in subscriber revenue. The increase in total subscriber revenue was attributable to the growth of subscribers to our service. We added 882,197 net new subscribers during the year ended December 31, 2004 compared to 231,114 net new subscribers during the year ended December 31, 2003.

      The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,
	2004	2003	Variance
Subscription fees	$65,201	$13,759	$51,442
Activation fees	2,102	534	1,568
Effects of mail-in rebates	(4,422)	(1,678)	(2,744)

Total subscriber revenue	$62,881	$12,615	$50,266

      Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions and mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

      Average monthly revenue per subscriber, or ARPU. Set forth below is a table showing ARPU and our average monthly revenue per Hertz subscriber:

	For the Years Ended December 31,
	2004	2003
ARPU	$10.91	$12.02
Effects of Hertz subscribers	(0.19)	(1.38)

ARPU before effects of mail-in rebates	10.72	10.64
Effects of mail-in rebates	(0.70)	(1.25)

Reported ARPU	$10.02	$9.39

Average monthly revenue per Hertz subscriber	$7.10	$3.13

      ARPU includes revenue recognized from subscribers in promotional periods and from subscribers that have prepaid, including that portion of revenue recognized on payments received from vehicle manufacturers for subscriptions included in the sale or lease of a new vehicle that have activated our service.

      Lower ARPU for the year ended December 31, 2004 as compared with the year ended December 31, 2003 resulted from promotional activity, our $6.99 multi-receiver plan, and the popularity of our annual and longer subscription plans. Higher reported ARPU resulted from an improvement in the effects of mail-in rebates, as a result of the increase in our average subscriber base and the impact of the reduction of our rebate offer to $30 from $50 per eligible activation, and an improvement in our Hertz program.

      Future ARPU will be dependent upon the amount and timing of promotions, mail-in rebates offered to subscribers and the identification of additional revenue streams from subscribers.

      Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue for our advertising inventory.

      Advertising revenue increased $790 to $906 for the year ended December 31, 2004 from $116 for the year ended December 31, 2003. The increase was a direct result of an increase in the number of spots sold. Advertising revenue is dependent on the availability of advertising inventory to sell.

      We expect advertising revenue to grow as we increase our ad sales, our subscriber base increases and we continue to improve brand awareness and content.

      Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories.

      Equipment revenue increased $2,837 to $2,898 for the year ended December 31, 2004 from $61 for the year ended December 31, 2003. The increase was attributable to the increased sales from our direct to consumer distribution channel, which we launched in the fourth quarter of 2003.

      We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio.

      Satellite and transmission expenses decreased $1,447 to $31,157 for the year ended December 31, 2004 from $32,604 for the year ended December 31, 2003. The decrease was primarily attributable to a $3,605 reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites may not be covered by the available insurance or would fall within a policy exclusion. In addition, during 2003, we recorded a loss of $1,028 as a result of the write-off of site acquisition costs capitalized in prior periods for terrestrial repeaters that will not be placed in operation. Such decreases were offset by increased costs associated with additional technical lines used primarily to receive programming from third parties, maintenance of existing terrestrial repeaters and the addition of new terrestrial repeaters and the purchase of our satellite uplink facility. As of December 31, 2004, we had 137 terrestrial repeaters in operation as compared with 133 as of December 31, 2003.

      Increases in satellite and transmission expenses will be primarily attributable to the addition of new terrestrial repeaters and maintenance to existing terrestrial repeaters.

      Programming and Content. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to share advertising revenue, pay license fees, purchase advertising on media properties owned or controlled by the licensor and pay certain other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

      Programming and content expenses increased $33,735 to $63,949 for the year ended December 31, 2004 from $30,214 for the year ended December 31, 2003. The increase was primarily attributable to the expansion of our programming line-up, including personnel-related costs, consultant costs, license fees and advertising revenue share. Specifically, $16,239 was related to license fees pursuant to our agreement with the NFL. We also incurred additional on-air talent costs due to the expansion of our programming line-up and variable broadcast royalties as a result of the increase in our subscriber base.

      We anticipate that our programming and content expenses will increase significantly as we continue to develop and enhance our channels. Our agreements with Howard Stern and NASCAR, beginning in 2006 and 2007, respectively, will significantly increase our programming and content expenses. We regularly evaluate new programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial cost.

      Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

      Customer service and billing expenses decreased $1,316 to $22,341 for the year ended December 31, 2004 from $23,657 for the year ended December 31, 2003. The decrease in customer service and billing expenses was primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. This decrease was offset by increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base and increased operation and maintenance costs associated with our new billing system implemented in 2004. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 143% compared with an increase in our end of period subscribers of 338% as of December 31, 2004 as compared with December 31, 2003. Excluding the loss on disposal of our prior subscriber management system, customer service and billing expenses per average subscriber per month for 2004 was $3.56 compared with $6.84 for 2003.

      We expect our customer service and billing expenses to increase and our costs per average subscriber to decrease as our subscriber base grows.

      Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold in connection with our direct to consumer distribution channel.

      Cost of equipment increased $3,352 to $3,467 for the year ended December 31, 2004 from $115 for the year ended December 31, 2003. The increase in cost of equipment was attributable to the increased sales from our direct to consumer distribution channel, which we launched in the fourth quarter of 2003.

      We expect cost of equipment to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel continue to grow.

      Sales and Marketing. Sales and marketing expenses include advertising media and production costs and distribution costs. Advertising media and production costs primarily include promotional events, sponsorships, media, advertising production and market research. Distribution costs primarily include the costs of residuals, market development funds, revenue share and in-store merchandising. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Market development funds are fixed and variable payments to reimburse retailers and radio manufacturers for the cost of advertising and other product awareness activities.

      Sales and marketing expenses increased $33,128 to $153,899 for the year ended December 31, 2004 from $120,771 for the year ended December 31, 2003. The increase was a result of higher advertising media and production costs primarily due to launch costs for our SIRIUS NFL Sunday Drive initiative, offset in part by a decline in media spending incurred in connection with the introduction of our Plug & Play radios for the year ended December 31, 2003 and a decline in sponsorship costs. Distribution costs also increased primarily as a result of costs associated with the expansion of our retail distribution channel, including our national rollout in RadioShack stores. The remaining increase was primarily attributable to personnel-related costs to support our continued growth, including the costs of outsourced specialists for support at retail stores and automotive dealerships.

      We expect sales and marketing expenses to increase in the future as we continue to build our brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

      Subscriber Acquisition Costs. Subscriber acquisition costs include subsidies paid to radio manufacturers; automakers, including subsidies paid to automakers who have agreed to include a SIRIUS radio and a prepaid subscription to our service in the sale or lease of a new vehicle; and chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

      Subscriber acquisition costs increased $98,842 to $173,702 for the year ended December 31, 2004 from $74,860 for the year ended December 31, 2003, an increase of 132%. Over the same period, gross activations increased 286% from 255,798 for the year ended December 31, 2003 to 986,556 for the year ended December 31, 2004. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and commissions resulting from the increase in gross activations. Included in our subscriber acquisition costs for the years ended December 31, 2004 and 2003 were approximately $17,000 and $1,000, respectively, of hardware subsidies paid to our automakers in connection with prepaid subscriptions included in the sale or lease of a new vehicle.

      Subscriber acquisition costs per gross activation were $177 and $293 for the years ended December 31, 2004 and 2003, respectively. The decline was primarily attributable to the reduction in hardware subsidy rates and lower chip set costs and higher activation to sales ratios in 2004.

      We expect total subscriber acquisition costs to increase in the future as our gross activations increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. We anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components. We expect subscriber acquisition costs per gross activation to continue to decline with future reductions in subsidy rates and chip set costs as we continue to introduce new SIRIUS radios. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross activation could increase in the short-term.

      General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

      General and administrative expenses increased $7,817 to $44,028 for the year ended December 31, 2004 from $36,211 for the year ended December 31, 2003. The increase was primarily a result of additional personnel-related; consulting, including costs incurred in order to comply with the Sarbanes-Oxley Act of 2002; and rent and occupancy costs to support the continued growth of our business. These increases were partially offset by a decrease in legal fees and settlement costs incurred in 2003 associated with the termination of our agreement with the prior provider of our subscriber management system.

      We expect our general and administrative expenses to increase in future periods for increased personnel-related, services and facility costs to support our growth.

      Engineering, Design and Development. Engineering, design and development expenses include the costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

      Engineering, design and development expenses increased $5,986 to $30,520 for the year ended December 31, 2004 from $24,534 for the year ended December 31, 2003. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, and costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford in preparation for SIRIUS factory installations, offset in part by reduced chip set development costs.

      We expect our engineering, design and development expenses to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products and services.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense includes the costs associated with warrants, stock options, restricted stock, restricted stock units and other stock-based awards granted to third parties pursuant to programming, sales and marketing and distribution agreements; employees; members of our board of directors; consultants and employee benefit plans.

      Equity granted to third parties and employees expense for warrants increased $74,255 to $74,700 for the year ended December 31, 2004 from $445 for the year ended December 31, 2003. The increase was primarily attributable to $40,080 of expense associated with vesting events for warrants granted pursuant to various distribution and programming arrangements and $10,966 related to warrants for media assets provided to us under the NFL agreement. The remaining increase in expense associated with warrants for the year ended December 31, 2004 was accrued based on certain third parties' performance toward achieving milestones. This expense may change in future periods as a result of price changes in our common stock.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $36,102 to $47,740 for the year ended December 31, 2004 from $11,638 for the year ended December 31, 2003. The increase was primarily attributable to $9,701 of expense associated with vesting events for awards granted to consultants, $21,881 of expense associated with the issuance of stock-based awards to employees and members of our board of directors, which included a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units, and $2,435 of expense associated with common stock granted to employee benefit plans. Of the $21,881, $5,706 resulted from the accelerated vesting of stock options upon the satisfaction of performance criteria in 2004. The remaining increase in expense associated with stock options, restricted stock, restricted stock units and other stock-based awards for the year ended December 31, 2004 was primarily accrued based on certain consultants' performance toward achieving milestones. This expense may change in future periods as a result of price changes in our common stock.

      Equity granted to third parties and employees expense for the year ended December 31, 2004 also included $4,285 of expense associated with the 15,173,070 shares of our common stock granted to the NFL upon signing the agreement.

      Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the price of our common stock, valuation assumptions, vesting provisions and the timing as to when certain performance criteria are met, and could materially change. Beginning July 1, 2005, we are required to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize the compensation charge for all share-based payments granted after July 1, 2005 and for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The adoption of SFAS No. 123R is expected to have an impact on our equity granted to third parties and employees expense, although such impact cannot be predicted at this time because it will depend on share-based payments granted in the future.

Other Income (Expense)

      Debt Restructuring. For the year ended December 31, 2003, we recorded a gain of $256,538 in connection with the restructuring of our long-term debt. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1⁄2% Senior Secured Notes due 2009, Lehman and Loral term loans, including accrued interest, and the fair market value of the common stock issued in exchange therefor, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3⁄4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. The loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

      Interest and Investment Income. Interest and investment income includes interest on our cash and cash equivalents, marketable securities, and restricted investments and net gains on the sale of marketable securities.

      Interest and investment income increased $4,426 to $9,713 for the year ended December 31, 2004 from $5,287 for the year ended December 31, 2003. The increase was primarily attributable to the increase in our average cash and cash equivalents balance resulting from funds raised through offerings of our common stock and debt securities.

      Interest Expense. Interest expense includes interest on outstanding debt and debt conversion costs. Debt conversion costs represent the loss associated with debt exchanged and are calculated as the difference between the fair market value of additional shares issued in excess of the fair market value of the amount of shares that would have been issued under original conversion ratios.

      Interest expense decreased $9,124 to $41,386 for the year ended December 31, 2004 from $50,510 for the year ended December 31, 2003. The decrease was a result of the reduction in our outstanding debt and the exchange of debt for our common stock in connection with our restructuring which effectively reduced our interest rate to 6.8% at December 31, 2003; offset by additional interest in 2004 associated with our 2 1⁄2% Convertible Notes due 2009 and our 3 1⁄4% Convertible Notes due 2011. Interest expense includes debt conversion costs of $19,592 and $19,439 for the years ended December 31, 2004 and 2003, respectively. Debt conversion costs for 2004 were a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. Debt conversion costs for 2003 were a result of the issuance of 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest.

      Other Income. Other income for the year ended December 31, 2004 was primarily related to a legal settlement in our favor and a New York State franchise tax refund.

      Income Tax Expense. We recorded income tax expense of $4,201 for the year ended December 31, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Total Revenue

      Subscriber Revenue. Subscriber revenue increased $11,992 to $12,615 for the year ended December 31, 2003 from $623 for the year ended December 31, 2002. The increase in total subscriber revenue was attributable to the growth of subscribers to our service. We added 231,114 net new subscribers during the year ended December 31, 2003 compared to 29,947 net new subscribers during the year ended December 31, 2002.

      The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,
	2003	2002	Variance
Subscription fees	$13,759	$1,016	$12,743
Activation fees	534	33	501
Effects of mail-in rebates	(1,678)	(426)	(1,252)

Total subscriber revenue	$12,615	$623	$11,992

      Average monthly revenue per subscriber, or ARPU. Set forth below is a table showing ARPU and our average monthly revenue per Hertz subscriber:

	For the Years Ended December 31,
	2003	2002
ARPU	$12.02	$12.64
Effects of Hertz subscribers	(1.38)	(0.06)

ARPU before effects of mail-in rebates	10.64	12.58
Effects of mail-in rebates	(1.25)	(5.11)

Reported ARPU	$9.39	$7.47

Average monthly revenue per Hertz subscriber	$3.13	$5.11

      Lower ARPU for the year ended December 31, 2003 as compared with the year ended December 31, 2002 was a result of promotional activity. Higher reported ARPU was primarily a result of the effects of mail-in rebates. Since we had no history of estimated take-rates for mail-in rebates, we were required to record the effects of rebates for 100% of eligible activations in 2002.

Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses decreased $6,704 to $32,604 for the year ended December 31, 2003 from $39,308 for the year ended December 31, 2002. The decrease was primarily attributable to a $3,147 reduction in our in-orbit satellite insurance costs as a result of reduced insurance coverage and $3,977 related to the write-off of costs previously capitalized in connection with our terrestrial repeater network. During 2003, we recorded a loss of $1,028 as a result of the write-off of site acquisition costs capitalized in prior periods for terrestrial repeaters that will not be placed in operation. During 2002, we recorded a loss of $5,005 related to the disposal of certain terrestrial repeater equipment as a result of the optimization of our terrestrial repeater network. In addition, broadcast operations costs decreased primarily as a result of system testing following the launch of our service in February 2002. Such decreases were offset by an increase in costs associated with the use of security software to prevent the theft of our service, storage costs for our spare satellite that was delivered in April 2002, and additions to our terrestrial repeater network. As of December 31, 2003, we had 133 terrestrial repeaters in operation as compared with 98 as of December 31, 2002.

      Programming and Content. Programming and content expenses increased $7,506 to $30,214 for the year ended December 31, 2003 from $22,708 for the year ended December 31, 2002. The increase was primarily attributable to an increase in costs to acquire, create and produce content, including personnel-related costs and consultant costs; an increase in on-air talent costs to support the expansion of our programming line-up; and an increase in broadcast royalties as a result of a full year of operations in 2003.

      Customer Service and Billing. Customer service and billing expenses increased $15,795 to $23,657 for the year ended December 31, 2003 from $7,862 for the year ended December 31, 2002. The increase was primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. The remaining increase was primarily attributable to higher customer service representative costs as a result of increases in our subscriber base. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 17% compared with an increase in our end of period subscribers of 772% as of December 31, 2003 as compared with December 31, 2002. Excluding the loss on disposal of our prior subscriber management system, customer service and billing expenses per average subscriber per month for 2003 was $6.84 compared with $82.47 for 2002.

      Sales and Marketing. Sales and marketing expenses increased $33,553 to $120,771 for the year ended December 31, 2003 from $87,218 for the year ended December 31, 2002. This increase was a result of higher advertising media and production costs primarily as a result of increased cable and network television, magazine advertising and sponsorship activities. Distribution costs also increased primarily due to additional advertising in retailer circulars, cooperative advertising with automakers and maintenance costs associated with our Hertz program, offset by a decrease in market development funds paid to retailers and radio manufacturers. The remaining increase was primarily attributable to additional costs for outsourced specialists for support at retail stores and automotive dealerships.

      Subscriber Acquisition Costs. Subscriber acquisition costs increased $53,822 to $74,860 for the year ended December 31, 2003 from $21,038 for the year ended December 31, 2002, an increase of 256%. This compared with an increase of 712% in gross activations from 31,504 for the year ended December 31, 2002 to 255,798 for the year ended December 31, 2003. The increase in subscriber acquisition costs was attributable to higher shipments of SIRIUS radios to accommodate the growth of our subscriber base; an increase in commissions resulting from the increase in gross activations; an increase in chip set subsidies as a result of purchase commitments under our agreement with Agere Systems, Inc. (“Agere”); and the effect of promotional activities. Included in our subscriber acquisition costs for the year ended December 31, 2003 was approximately $1,000 of hardware subsidies paid to our automakers in connection with prepaid subscriptions included in the sale or lease of a new vehicle. There were no costs incurred in connection with prepaid subscriptions included in the sale or lease of a new vehicle in 2002.

      Subscriber acquisition costs per gross activation for the years ended December 31, 2003 and 2002 were $293 and $668, respectively. The decline in subscriber acquisition costs per gross activation was primarily attributable to the 712% increase in gross activations.

      General and Administrative. General and administrative expenses increased $5,529 to $36,211 for the year ended December 31, 2003 from $30,682 for the year ended December 31, 2002. The increase was primarily a result of $6,846 of legal fees and settlement costs associated with the termination of our agreement with the prior provider of our subscriber management system and costs for corporate insurance. This increase was partially offset by reduced rent and occupancy costs as a result of the termination of leases for office space during 2002 for which we recognized a loss on disposal of assets of $924.

      Engineering, Design and Development. Engineering, design and development expenses decreased $5,553 to $24,534 for the year ended December 31, 2003 from $30,087 for the year ended December 31, 2002. The decrease was primarily a result of $8,134 paid to Panasonic in 2002 to release us from a radio purchase commitment and to reduce the factory price of SIRIUS radios. Excluding this one-time item, engineering, design and development expenses increased primarily as a result of costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers, offset by a decrease in chip set development costs as we completed our first generation of chip sets.

      Depreciation. Depreciation increased $12,606 to $95,353 for the year ended December 31, 2003 from $82,747 for the year ended December 31, 2002. The increase was due to a full period of depreciation of our satellite radio system, which began in February 2002, offset by reduced depreciation expense as a result of the disposal of our prior subscriber management system.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants increased $425 to $445 for the year ended December 31, 2003 from $20 for the year ended December 31, 2002. The increase was primarily attributable to $239 for expense associated with vesting events for certain distribution arrangements. The remaining increase was accrued based on certain third parties' performance toward achieving milestones.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards was $11,638 for the year ended December 31, 2003 compared to a benefit of $7,738 for the year ended December 31, 2002. Expense for the year ended December 31, 2003 primarily related to the issuance of stock options with exercise prices below fair market value at the date of grant and restricted stock units to employees, of which $5,251 resulted from the accelerated vesting of stock options upon the satisfaction of performance criteria in 2003. The benefit for the year ended December 31, 2002 was principally due to the repricing of certain employee stock options in 2001.

Other Income (Expense)

      Debt Restructuring. For the year ended December 31, 2003, we recorded a gain of $256,538 in connection with the restructuring of our long-term debt.

      Interest Expense. Interest expense decreased $55,653 to $50,510 for the year ended December 31, 2003 from $106,163 for the year ended December 31, 2002. We capitalized $5,426 of interest costs during the year ended December 31, 2002. The decrease was primarily attributable to the exchange of approximately $636,000 in aggregate principal amount at maturity of our outstanding long-term debt for common stock in March 2003. Interest expense also included costs incurred as a result of the exchange of debt for our common stock. Debt conversion costs were $19,439 and $9,650 for the years ended December 31, 2003 and 2002, respectively. Debt conversion costs for 2003 were a result of the issuance of 54,805,993 shares of our common stock for $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. Conversion costs for 2002 were a result of the issuance of 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

      As of December 31, 2004, we had $753,891 in cash and cash equivalents compared with $520,979 as of December 31, 2003, an increase of $232,912. The increase was a result of net cash provided by financing activities of $660,227, offset by net cash used in operating and investing activities of $334,463 and $92,852, respectively.

      Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Years Ended December 31,
	2004	2003	Variance
Net loss adjusted for non-cash items:
Net loss	$(712,162)	$(226,215)	$(485,947)
Depreciation	95,370	95,353	17
Non-cash interest expense	21,912	22,708	(796)
Loss on disposal of assets	70	15,493	(15,423)
Non-cash gain associated with debt restructuring	—	(261,275)	261,275
Costs associated with debt restructuring	—	4,737	(4,737)
Equity granted to third parties and employees	126,725	12,083	114,642

Total net loss adjusted for non-cash items	(468,085)	(337,116)	(130,969)

Changes in operating assets and liabilities:
Marketable securities	(292)	(1,184)	892
Prepaid expenses and other current assets	(13,522)	(1,877)	(11,645)
Other long-term assets	(44,563)	(79)	(44,484)
Accounts payable and accrued expenses	108,997	21,996	87,001
Accrued interest	4,689	12,821	(8,132)
Deferred revenue	78,055	16,709	61,346
Other long-term liabilities	258	4,243	(3,985)

Total changes in operating assets and liabilities	133,622	52,629	80,993

Net cash used in operating activities	$(334,463)	$(284,487)	$(49,976)

      Net cash used in operating activities increased $49,976 to $334,463 for the year ended December 31, 2004 from $284,487 for the year ended December 31, 2003. Such increase was attributable to the $130,969 increase in the net loss adjusted for non-cash items, from $337,116 for the year ended December 31, 2003 to $468,085 for the year ended December 31, 2004, offset by an increase of $80,993 for changes in operating assets and liabilities. The increase in the net loss adjusted for non-cash items was primarily a result of the $131,970 increase in subscriber acquisition costs and sales and marketing expenses to support the 338% increase in our subscriber base and the expansion of our retail distribution channel. The net inflow of cash from changes in operating assets and liabilities was primarily attributable to an increase of $87,001 in accounts payable and accrued expenses to support our operations and an increase of $61,346 in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of approximately nine months of prepaid revenue per subscriber upon activation. Such increases were offset in part by the increase in other long-term assets of $44,484 primarily for payments made for future services pursuant to certain programming agreements.

      We expect to continue to have net outflows of cash for 2005 to fund the continued growth of our operations. These cash outflows will be partially offset by cash received from subscribers on prepaid subscription programs.

      Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $92,852 for the year ended December 31, 2004 compared with net cash provided by investing activities of $105,056 for the year ended December 31, 2003. For the year ended December 31, 2004, we deposited $85,000 in escrow to fund the rights fees for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons and $4,706 in escrow in connection with Ford's factory installation program. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities, which were purchased in the year ended December 31, 2003. For the year ended December 31, 2003, we experienced a net inflow of cash as a result of $150,000 received in connection with the maturity of certain available-for-sale securities. Capital expenditures increased to $28,589 for the year ended December 31, 2004 from $20,118 for the year ended December 31, 2003, primarily as a result of the implementation of our new subscriber management system.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $21,808 to $660,227 for the year ended December 31, 2004 from $682,035 for the year ended December 31, 2003. We raised net proceeds of $614,438 in 2004 through the offering of 25,000,000 shares of our common stock resulting in net proceeds of $96,025, $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in net proceeds of $224,813, and $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $293,600. During 2003, we sold 371,151,111 shares of common stock in various offerings resulting in net proceeds of $492,659. In addition, we issued $201,250 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 resulting in net proceeds of $194,224, and incurred costs associated with our debt restructuring of $4,737.

      We also received proceeds from the exercise of options and warrants of $26,051 and $19,850, respectively, for the year ended December 31, 2004.

Cash Flows for the Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      As of December 31, 2003, we had $520,979 in cash and cash equivalents compared with $18,375 as of December 31, 2002, an increase of $502,604. The increase was a result of net cash provided by financing activities and investing activities of $682,035 and $105,056, respectively, offset by net cash used in operating activities of $284,487.

      Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Years Ended December 31,
	2003	2002	Variance
Net loss adjusted for non-cash items:
Net loss	$(226,215)	$(422,481)	$196,266
Depreciation	95,353	82,747	12,606
Non-cash interest expense	22,708	58,957	(36,249)
Loss on disposal of assets	15,493	8,919	6,574
Non-cash gain associated with debt restructuring	(261,275)	—	(261,275)
Costs associated with debt restructuring	4,737	8,448	(3,711)
Equity granted to third parties and employees	12,083	(7,718)	19,801

Total net loss adjusted for non-cash items	(337,116)	(271,128)	(65,988)

Changes in operating assets and liabilities:
Marketable securities	(1,184)	(76,562)	75,378
Prepaid expenses and other current assets	(1,877)	(12,401)	10,524
Other long-term assets	(79)	(1,377)	1,298
Accounts payable and accrued expenses	21,996	5,254	16,742
Accrued interest	12,821	28,587	(15,766)
Deferred revenue	16,709	1,750	14,959
Other long-term liabilities	4,243	5,066	(823)

Total changes in operating assets and liabilities	52,629	(49,683)	102,312

Net cash used in operating activities	$(284,487)	$(320,811)	$36,324

      Net cash used in operating activities decreased $36,324 to $284,487 for the year ended December 31, 2003 from $320,811 for the year ended December 31, 2002. Such decrease was attributable to the $65,988 increase in the net loss adjusted for non-cash items, from $271,128 for the year ended December 31, 2002 to $337,116 for the year ended December 31, 2003, offset by an increase of $102,312 for changes in operating assets and liabilities. The increase in the net loss adjusted for non-cash items was primarily a result of the $53,822 increase in subscriber acquisition costs to support the 772% increase in our subscriber base and the $33,553 increase in sales and marketing expenses to market our service. These expenses were offset by the $12,067 increase in revenue driven by the addition of 255,798 gross subscribers for the year ended December 31, 2003. The net inflow of cash from changes in operating assets and liabilities was primarily attributable to an increase of $75,378 in marketable securities as a result of the change in classification of our marketable securities in the second quarter of 2002 to available-for-sale securities from trading securities; an increase of $16,742 in accounts payable and accrued expenses; and an increase of $14,959 in deferred revenue for subscribers electing annual and other prepaid subscription programs. Such increases were offset in part by the $15,766 reduction in accrued interest.

      Net Cash Provided by Investing Activities. Net cash provided by investing activities decreased $94,623 to $105,056 for the year ended December 31, 2003 from $199,679 for the year ended December 31, 2002. The decrease was primarily due to the $116,130 net effect of purchases and maturities of marketable securities and maturities of restricted investments. In addition, capital expenditures decreased to $20,118 for the year ended December 31, 2003 from $41,625 for the year ended December 31, 2002, as we substantially completed the build-out of our terrestrial repeater network during 2002.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $547,254 to $682,035 for the year ended December 31, 2003 from $134,781 for the year ended December 31, 2002. During 2003, we sold 371,151,111 shares of common stock resulting in net proceeds of $492,659. In addition, we issued $201,250 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 resulting in net proceeds of $194,224, and incurred costs associated with our debt restructuring of $4,737. During the year ended December 31, 2002, we sold 16,000,000 shares of common stock resulting in net proceeds of $147,500 and paid fees associated with our debt restructuring of $12,707.

Financings and Capital Requirements

      We have financed our operations through the sale of debt and equity securities. Debt and equity transactions in 2004 and 2003, included the following:

•	in October 2004, we sold 25,000,000 shares of our common stock and issued $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in aggregate net proceeds of $320,838;

•	in the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with the exercise of warrants held by affiliates of The Blackstone Group L.P.;

•	in November 2003, we sold 73,170,732 shares of our common stock resulting in net proceeds of $149,600;

•	in June 2003, we sold 86,250,000 shares of our common stock resulting in net proceeds of $144,897;

•	in May 2003, we issued $201,250 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 resulting in net proceeds of $194,224; and

•	in March 2003, we completed a series of transactions to restructure our debt and equity capitalization. As part of these transactions, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt; we issued 76,992,865 shares of our common stock and warrants to purchase 87,577,114 shares of our common stock in exchange for all outstanding shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, 9.2% Series B Junior Cumulative Convertible Preferred Stock and 9.2% Series D Junior Cumulative Convertible Preferred Stock; and we sold 211,730,379 shares of our common stock for net proceeds of $197,112.

Future Liquidity and Capital Resource Requirements

      Effective August 2004, we discontinued our in-orbit satellite insurance. In the event of a catastrophic failure of one of our satellites, we believe we have sufficient cash, cash equivalents and marketable securities to launch and insure our spare satellite.

      Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes, which we expect to occur in 2007. Our financial projections are based on assumptions which we believe are reasonable but contain significant uncertainties.

      Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing.

      To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us.

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

      Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire in ten years from date of grant. Each restricted stock unit granted entitles the holder to receive one share of our common stock upon vesting.

      As of December 31, 2004, approximately 100,819,000 shares of our common stock were available for grant under the 2003 Plan. Approximately 120,203,000 stock options, shares of restricted stock and restricted stock units were outstanding as of December 31, 2004. During the year ended December 31, 2004, employees exercised 17,447,086 stock options at exercise prices ranging from $0.49 to $7.61 per share, resulting in proceeds to us of $26,060. Of this amount, $26,051 was collected as of December 31, 2004. The exercise of the remaining vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

      We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected cash contractual commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt obligations	$26,399	$26,249	$55,449	$87,942	$345,573	$244,800	$786,412
Lease obligations	7,582	7,430	6,965	5,552	5,426	25,499	58,454
Satellite and transmission	3,239	3,155	3,155	3,155	3,155	15,027	30,886
Programming and content	28,292	96,044	74,184	69,641	98,775	104,200	471,136
Customer service and billing	4,842	3,310	3,032	—	—	—	11,184
Marketing and distribution	65,801	23,916	9,342	6,260	6,450	7,500	119,269
Chip set development and production	17,908	6,631	—	—	—	—	24,539

Total contractual cash commitments	$154,063	$166,735	$152,127	$172,550	$459,379	$397,026	$1,501,880

Long-Term Debt Obligations

      Long-term debt obligations include principal and interest payments. As of December 31, 2004, we had $658,452 in aggregate principal amount of outstanding debt.

Lease Obligations

      We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeaters and equipment.

Satellite and Transmission

      We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

Programming and Content

      We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

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

Chip Set Development and Production

      We have entered into agreements with chip set manufacturers to produce chip sets for use in SIRIUS radios. Our agreement with ST Microelectronics requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreements with Agere Systems, Inc. also require us to pay for the development of our chip sets and to license us intellectual property related to our chip sets.

Joint Development Agreement

      Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

      In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain similar provisions.

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2004 and 2003, $97,321 and $8,747, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

      As of December 31, 2004, we have not entered into any off-balance sheet arrangements or transactions.

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

      Subscription Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease of a new vehicle; revenue derived from our agreement with Hertz; and non-refundable activation fees. We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a six-month and one-year prepaid subscription. These prepaid subscriptions include a SIRIUS radio and a subscription to our service. We receive payment from these automakers for such subscriptions in advance of the service being activated. In connection with these agreements, we also reimburse automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured, including hardware costs, sale and promotional allowances, tooling, and non-recurring engineering expenses. The associated payments to the automakers were included in subscriber acquisition costs. Although we receive payments from the automakers, we believe that they do not resell our service; rather, they facilitate the sale of our service to our customers similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing services to our customers including being obligated to the customer if there were interruption of service. We record prepaid subscriptions as deferred revenue until our service is activated. Once activated, the revenue is recognized over the service period and is recorded as subscriber revenue in the accompanying consolidated statement of operations. Activation fees are recognized ratably over the term of the subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products),” an estimate of mail-in rebates deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. We estimate the effect of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods. In subsequent periods, estimates are adjusted when necessary.

      Stock-Based Compensation. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations.

      Certain stock-based awards to employees have accelerated vesting provisions in the event of satisfaction of performance criteria which are not specified in the original terms of the stock-based award. A new measurement date results when the performance criteria are established. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), a new measurement date results because the modification of the stock-based award may allow the employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. While measurement of stock compensation expense is made at the date of the modification, the recognition of stock compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award's original vesting terms. Stock-based awards subject to modification as a result of a new measurement date could result in stock compensation expense of up to $25,092 in future periods. For the years ended December 31, 2004, 2003 and 2002, we have recognized no stock compensation expense associated with modification of terms to the original stock-based award as a result of a new measurement date. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized stock compensation expense associated with these options or restricted stock units will also accelerate.

      We account for stock-based awards granted to non-employees at fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance using the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. Fair value is determined using the Black-Scholes option valuation model and varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. Since we do not have sufficient historical information regarding the life expectancy of stock-based awards granted to non-employees, we currently use an expected life based on the term of the stock-based award as specified in each agreement. Expected stock price volatility is calculated over a period equal to the expected life and the risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods as the life expectancy of the stock-based awards may shorten based on exercise activity. In addition, expected stock price volatility is subject to change based on fluctuations in our stock price. These costs are classified in our accompanying statements of operations as a component of equity granted to third parties and employees.

      In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

      Subscriber Acquisition Costs. Subscriber acquisition costs include subsidies paid to radio manufacturers; automakers, including subsidies paid to automakers who have agreed to include a SIRIUS radio and a prepaid subscription to our service in the sale or lease of a new vehicle; and chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

      Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed either upon activation or sale of the SIRIUS radio. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers.

      Long-Lived Assets. We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

      Useful Life of Satellite System. Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are 15 years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. If placed into orbit, our spare satellite is expected to operate effectively for 15 years. Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites since 1997, including our satellites. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

      FCC License. We carry our FCC license at cost. Our FCC license has an indefinite life and is evaluated for impairment on an annual basis or more frequently if there are indicators of impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed an impairment analysis of our FCC license for the year ended December 31, 2004, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

      Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Operating losses in prior periods have generated significant state and federal tax net operating losses, or NOL carryforwards. We are required to record a valuation allowance against the deferred tax asset associated with these NOL carryforwards if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations and our expected future losses, we have recorded a valuation allowance equal to 100% of these deferred tax assets. It is possible, however, that we could be profitable in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of these NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of these NOL carryforwards is utilized.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25. SFAS 123R is effective beginning the first interim period after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective July 1, 2005. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25's intrinsic value method. Under SFAS No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize the compensation charge for all share-based payments granted after July 1, 2005 and for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The adoption of SFAS No. 123R is expected to have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on share-based payments granted in the future.

      In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), which requires that diluted earnings per share include the dilutive effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. We adopted the provisions of EITF No. 04-08 as of December 31, 2004. We did not have contingently convertible debt securities as of December 31, 2004. Therefore the adoption of EITF No. 04-08 did not have an impact on our financial position, results of operations or cash flows.

      In April 2004, the EITF released Issue No. 03-06, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF No. 03-06”), which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF No. 03-06 was effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF No. 03-06 did not impact our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

      As of December 31, 2004, we did not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements contained in Item 15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Controls and Procedures

      We have performed an evaluation under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, there were no significant changes in our disclosure controls and procedures during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, a copy of which is included in this Annual Report on Form 10-K.

Item 9B. Other Information

      On November 18, 2004, Joseph P. Clayton relinquished his role as our Chief Executive Officer and became Chairman of our board of directors. On November 18, 2004, we granted Mr. Clayton options to purchase 2,000,000 shares of our common stock, at an exercise price of $4.72 per share, and 500,000 restricted stock units. 500,000 of these stock options vested immediately; and 750,000 stock options will vest on each of December 31, 2005 and December 31, 2006. Mr. Clayton's restricted stock units will vest in equal installments on January 1, 2006 and January 1, 2007.

      Our board of directors has also authorized our compensation committee to negotiate further arrangements with Mr. Clayton in respect of his new role as Chairman of our board of directors. As part of these arrangements, we expect to enter into an agreement with Mr. Clayton to, among other things:

•	require him to remain an employee until June 30, 2005, at his current salary;

•	pay him severance in June 2005 in an amount equal to $1,050,000;

•	pay him a bonus in February 2006 for his services as an employee during 2005;

•	provide him medical, dental, vision and life insurance for five years or until he secures comparable coverage from a new employer;

•	reimburse him for his reasonable living expenses in New York City, including rent, through May 2005; and

•	reimburse him for reasonable travel expenses between his home and New York City to the extent travel is required for the business of the Company or the board of directors.

      We also intend to accelerate the vesting of restricted stock units held by Mr. Clayton on November 17, 2004 to January 2006, and will replace the provisions in his stock option agreements that terminate the options ninety days after the end of his employment with a provision that will terminate such options three years after he ceases to be chairman of our board of directors. We expect to effect these modifications in a mutually acceptable manner, while preserving the intended economic benefits to Mr. Clayton of his stock options without any increased cost to us.

      On February 2, 2005, the compensation committee of our board of directors approved new annual base salaries for certain of our executive officers for 2005, which are set forth below:

Base Salary
Scott A. Greenstein President, Entertainment and Sports	$540,750
James E. Meyer President, Sales and Operations	540,750
Patrick L. Donnelly Executive Vice President, General Counsel and Secretary	369,564
David J. Frear Executive Vice President and Chief Financial Officer	351,488

      On February 2, 2005, the compensation committee also authorized the payment of annual bonuses to certain of our executive officers in respect of the year ended December 31, 2004. These bonuses were paid one-half in cash and one-half in the form of restricted stock units, and were awarded based upon formulas established by the compensation committee in 2004 and the recommendations of our management. These restricted stock units will vest in February 2006. The following table sets forth annual bonuses awarded to certain executive officers as described above:

Annual Bonus
Scott A. Greenstein	$400,000
James E. Meyer	400,000
Patrick L. Donnelly	321,885
David J. Frear	297,862

      We intend to provide additional information regarding the compensation awarded to our executive officers in respect of and during the year ended December 31, 2004 in the proxy statement for our 2005 annual meeting of stockholders, which we expect to file with the Securities and Exchange Commission in April 2005.

      On March 9, 2005, the compensation committee approved performance goals applicable to our executive officers for the year ending December 31, 2005. Our executive officers and eligible employees will be awarded bonuses based upon the attainment of prescribed levels of corporate achievement, including subscriber activations, average monthly subscriber churn, cash flow and automakers' models available for installation of SIRIUS radios. The compensation committee has assigned each of these criteria a weight and will measure the achievement of these items in January 2006 based upon objective data. Executive officers and other eligible employees in certain operational divisions may also have to achieve additional objectives relevant to their specific areas of responsibility, such as programming or sales as well as individual objectives. Executive officers and eligible employees may receive cash bonuses and restricted stock units at different levels if we achieve threshold, standard or premier attainments as established by the compensation committee. The criteria of corporate achievement were established by the compensation committee after review of our business plan and discussions with our management.

      On March 9, 2005, we agreed on the terms of an amended and restated employment agreement with James E. Meyer, our President, Sales and Operations. The terms of this amended agreement are discussed in this Annual Report on Form 10-K under the section “Executive Officers of the Registrant—Employment Agreements.”

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005, and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of stockholders to be held on May 25, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1.

(2) Financial Statement Schedule

See Index to Consolidated Financial Statements appearing on page F-1.

(3) Exhibits

See Exhibit Index appearing on pages E-1 through E-3 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

On October 6, 2004, we filed a Current Report on Form 8-K to report our agreement with Howard Stern, one of the most widely listened to radio and entertainment personalities in the United States.

On October 13, 2004, we filed a Current Report on Form 8-K to report that we entered into a Terms Agreement, which incorporated by reference our Form Underwriting Agreement, with Morgan Stanley & Co. Incorporated. Pursuant to this Terms Agreement, we issued 25,000,000 shares of our common stock, par value $0.001 per share, under our Registration Statement on Form S-3 (File No. 333-108387) on October 13, 2004. As part of this Current Report on Form 8-K, we also reported that we had entered into another Terms Agreement, which incorporated by reference our Form Underwriting Agreement, with Morgan Stanley & Co. Incorporated. Pursuant to this Terms Agreement, we issued $230,000,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 (the “Notes”) under our Registration Statement on Form S-3 (File No. 333-108387). A copy of these Terms Agreements, and the supplemental indenture relating to the Notes, were filed as exhibits to this Current Report on Form 8-K.

On October 27, 2004, we filed a Current Report on Form 8-K to report our financial and operating results for the quarter ended September 30, 2004.

On November 19, 2004, we filed a Current Report on Form 8-K to report that Mel Karmazin had agreed to become our Chief Executive Officer and a member of our board of directors, and to disclose the terms of his employment agreement. We also reported as part of this Current Report on Form 8-K that Joseph P. Clayton had relinquished his role as our Chief Executive Officer, become chairman of our board of directors and been granted additional options to purchase our common stock.

      As of the date of the filing of this Annual Report on Form 10-K, no proxy materials have been furnished to security holders. Copies of all proxy materials will be furnished to security holders and the Securities and Exchange Commission in compliance with its rules.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2005.

SIRIUS SATELLITE RADIO INC.
By: /s/ DAVID J. FREAR David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH P. CLAYTON (Joseph P. Clayton)	Chairman of the Board of Directors and Director	March 14, 2005

/s/ MEL KARMAZIN (Mel Karmazin)	Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ DAVID J. FREAR (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ EDWARD WEBER, JR. (Edward Weber, Jr.)	Vice President and Controller (Principal Accounting Officer)	March 14, 2005

/s/ LEON D. BLACK (Leon D. Black)	Director	March 14, 2005

/s/ LAWRENCE F. GILBERTI (Lawrence F. Gilberti)	Director	March 14, 2005

/s/ JAMES P. HOLDEN (James P. Holden)	Director	March 14, 2005

/s/ WARREN N. LIEBERFARB (Warren N. Lieberfarb)	Director	March 14, 2005

/s/ MICHAEL J. MCGUINESS (Michael J. McGuiness)	Director	March 14, 2005

/s/ JAMES F. MOONEY (James F. Mooney)	Director	March 14, 2005

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiary:

      We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, New York
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9(a), that Sirius Satellite Radio Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, New York
March 16, 2005

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Subscriber revenue, including effects of mail-in rebates	$62,881	$12,615	$623
Advertising revenue, net of agency fees	906	116	146
Equipment revenue	2,898	61	—
Other revenue	169	80	36

Total revenue	66,854	12,872	805
Operating expenses:
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	31,157	32,604	39,308
Programming and content	63,949	30,214	22,708
Customer service and billing	22,341	23,657	7,862
Cost of equipment	3,467	115	—
Sales and marketing	153,899	120,771	87,218
Subscriber acquisition costs	173,702	74,860	21,038
General and administrative	44,028	36,211	30,682
Engineering, design and development	30,520	24,534	30,087
Depreciation	95,370	95,353	82,747
Equity granted to third parties and employees(1)	126,725	12,083	(7,718)

Total operating expenses	745,158	450,402	313,932

Loss from operations	(678,304)	(437,530)	(313,127)
Other income (expense):
Debt restructuring	—	256,538	(8,448)
Interest and investment income	9,713	5,287	5,257
Interest expense, net of amounts capitalized	(41,386)	(50,510)	(106,163)
Other income	2,016	—	—

Total other income (expense)	(29,657)	211,315	(109,354)

Loss before income taxes	(707,961)	(226,215)	(422,481)
Income tax expense	(4,201)	—	—

Net loss	(712,162)	(226,215)	(422,481)
Preferred stock dividends	—	(8,574)	(45,300)
Preferred stock deemed dividends	—	(79,634)	(685)

Net loss applicable to common stockholders	$(712,162)	$(314,423)	$(468,466)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.57)	$(0.38)	$(6.13)

Weighted average common shares outstanding (basic and diluted)	1,238,585	827,186	76,394

(1) Allocation of equity granted to third parties and employees to other operating expenses:

Satellite and transmission	$2,041	$508	$(1,403)
Programming and content	23,930	1,216	(1,787)
Customer service and billing	439	136	(172)
Sales and marketing	48,322	4,844	(917)
Subscriber acquisition costs	33,149	—	—
General and administrative	13,877	4,210	(1,616)
Engineering, design and development	4,967	1,169	(1,823)

Total equity granted to third parties and employees	$126,725	$12,083	$(7,718)

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$753,891	$520,979
Marketable securities	5,277	28,904
Prepaid expenses	12,956	18,745
Restricted investments	4,706	1,997
Other current assets	34,210	9,039

Total current assets	811,040	579,664
Property and equipment, net	881,280	941,052
FCC license	83,654	83,654
Restricted investments	92,615	6,750
Deferred financing fees	13,140	5,704
Other long-term assets	75,884	493

Total assets	$1,957,613	$1,617,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$182,933	$65,919
Accrued interest	5,758	1,349
Deferred revenue	80,823	14,735

Total current liabilities	269,514	82,003
Long-term debt	656,274	194,803
Deferred revenue, net of current portion	15,691	3,724
Other long-term liabilities	15,501	11,593

Total liabilities	956,980	292,123

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,276,922,634 and 1,137,758,947 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	1,277	1,138
Additional paid-in capital	2,916,199	2,525,135
Deferred compensation	(50,963)	(47,411)
Accumulated other comprehensive (loss) income	(24)	26
Accumulated deficit	(1,865,856)	(1,153,694)

Total stockholders' equity	1,000,633	1,325,194

Total liabilities and stockholders' equity	$1,957,613	$1,617,317

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, December 31, 2001	57,455,931	$57	$827,590	$—	$—	$(504,998)	$322,649
Net loss	—	—	—	—	—	(422,481)	(422,481)
Change in unrealized gain on available-for-sale securities	—	—	—	—	913	—	913

Total comprehensive loss							(421,568)

Issuance of common stock to employees and employee benefit plans	910,204	1	3,347	—	—	—	3,348
Compensation in connection with the issuance of stock-based awards	—	—	(9,475)	—	—	—	(9,475)
Issuance of common stock in connection with marketing agreement	150,000	—	129	—	—	—	129
Sale of $0.001 par value common stock, $9.85 per share, net of expenses	16,000,000	16	147,484	—	—	—	147,500
Exchange of 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest	2,913,483	3	39,297	—	—	—	39,300
Exercise of stock options, $7.50 per share	3,000	—	22	—	—	—	22
Reduction of warrant exercise price in connection with amendment to Lehman term loan	—	—	926	—	—	—	926
Issuance of common stock in connection with conversion of 10 1⁄2% Series C Convertible Preferred Stock in prior period	21,579	—	—	—	—	—	—
Preferred stock dividends	—	—	(45,300)	—	—	—	(45,300)
Preferred stock deemed dividends	—	—	(685)	—	—	—	(685)

Balances, December 31, 2002	77,454,197	77	963,335	—	913	(927,479)	36,846
Net loss	—	—	—	—	—	(226,215)	(226,215)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(887)	—	(887)

Total comprehensive loss							(227,102)

Issuance of common stock to employees and employee benefit plans	810,814	1	537	—	—	—	538
Compensation in connection with the issuance of stock-based awards	—	—	980	—	—	—	980
Issuance of stock-based awards	—	—	58,110	(58,110)	—	—	—
Cancellation of stock-based awards	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	10,564	—	—	10,564
Sale of common stock, par value $0.001 per share, at $0.92 and $1.04 per share, net of expenses	211,730,379	212	192,641	—	—	—	192,853
Exchange of Lehman term loan, including accrued interest	120,988,793	121	85,781	—	—	—	85,902
Exchange of Loral term loan, including accrued interest	58,964,981	59	41,806	—	—	—	41,865
Exchange of 15% Senior Secured Discount Notes due 2007, including accrued interest	204,319,915	204	144,863	—	—	—	145,067
Exchange of 14 1⁄2% Senior Secured Notes due 2009, including accrued interest	148,301,817	148	105,146	—	—	—	105,294

(table continued on next page)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(In thousands, except share and per share amounts)

(table continued from previous page)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Exchange of 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest	12,436,656	13	24,342	—	—	—	24,355
Exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	39,927,796	40	304,807	—	—	—	304,847
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	37,065,069	37	283,748	—	—	—	283,785
Issuance of warrants in connection with the exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, at $0.92 and $1.04 per share	—	—	30,731	—	—	—	30,731
Sale of common stock, par value $0.001 per share, $1.80 per share, net of expenses	86,250,000	86	144,811	—	—	—	144,897
Sale of common stock, par value $0.001 per share, $2.10 per share, net of expenses	73,170,732	73	149,527	—	—	—	149,600
Exercise of warrants, $1.04 per share	11,531,805	12	(12)	—	—	—	—
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	54,805,993	55	82,325	—	—	—	82,380
Preferred stock dividends	—	—	(8,574)	—	—	—	(8,574)
Preferred stock deemed dividends	—	—	(79,634)	—	—	—	(79,634)

Balances, December 31, 2003	1,137,758,947	1,138	2,525,135	(47,411)	26	(1,153,694)	1,325,194
Net loss	—	—	—	—	—	(712,162)	(712,162)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(50)	—	(50)

Total comprehensive loss							(712,212)

Sale of common stock, par value $0.001 per share, $3.87 per share, net of expenses	25,000,000	25	96,000	—	—	—	96,025
Issuance of common stock to employees and employee benefit plans	3,942,133	4	1,624	—	—	—	1,628
Issuance of common stock to third parties	99,602	—	280	—	—	—	280
Compensation in connection with the issuance of stock-based awards	—	—	87,029	—	—	—	87,029
Issuance of stock-based awards	—	—	33,499	(33,499)	—	—	—
Cancellation of stock-based awards	—	—	(703)	703	—	—	—
Amortization of deferred compensation	—	—	—	29,244	—	—	29,244
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, $0.49 to $7.61 per share	17,447,086	18	26,042	—	—	—	26,060
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	56,409,853	56	86,512	—	—	—	86,568
Exercise of warrants, $0.92 and $1.04 per share	21,091,943	21	19,829	—	—	—	19,850

Balances, December 31, 2004	1,276,922,634	$1,277	$2,916,199	$(50,963)	$(24)	$(1,865,856)	$1,000,633

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(712,162)	$(226,215)	$(422,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,370	95,353	82,747
Non-cash interest expense	21,912	22,708	58,957
Loss on disposal of assets	70	15,493	8,919
Non-cash gain associated with debt restructuring	—	(261,275)	—
Costs associated with debt restructuring	—	4,737	8,448
Equity granted to third parties and employees	126,725	12,083	(7,718)
Changes in operating assets and liabilities:
Marketable securities	(292)	(1,184)	(76,562)
Prepaid expenses and other current assets	(13,522)	(1,877)	(12,401)
Other long-term assets	(44,563)	(79)	(1,377)
Accounts payable and accrued expenses	108,997	21,996	5,254
Accrued interest	4,689	12,821	28,587
Deferred revenue	78,055	16,709	1,750
Other long-term liabilities	258	4,243	5,066

Net cash used in operating activities	(334,463)	(284,487)	(320,811)

Cash flows from investing activities:
Additions to property and equipment	(28,589)	(20,118)	(41,625)
Sale of property and equipment	443	—	—
Purchases of restricted investments	(89,706)	—	—
Maturities of restricted investments	—	—	14,500
Purchases of available-for-sale securities	—	(24,826)	(273,196)
Maturities of available-for-sale securities	25,000	150,000	500,000

Net cash (used in) provided by investing activities	(92,852)	105,056	199,679

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	518,413	194,224	—
Proceeds from issuance of common stock, net	96,025	492,659	147,500
Costs associated with debt restructuring	—	(4,737)	(12,707)
Proceeds from exercise of stock options	26,051	—	22
Proceeds from exercise of warrants	19,850	—	—
Other	(112)	(111)	(34)

Net cash provided by financing activities	660,227	682,035	134,781

Net increase in cash and cash equivalents	232,912	502,604	13,649
Cash and cash equivalents at the beginning of period	520,979	18,375	4,726

Cash and cash equivalents at the end of period	$753,891	$520,979	$18,375

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

1. Business

      We are a leading provider of satellite radio in the United States. We currently offer more than 120 channels—65 channels of commercial-free music and over 55 channels of sports, news, talk, entertainment, traffic and weather programming for a monthly subscription fee of $12.95. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Approximately 63% of the subscribers we acquired during the year ended December 31, 2004 purchased an annual subscription with an effective monthly subscription fee of $11.88.

      Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellite system, national broadcast studio, terrestrial repeater network, satellite uplink facility and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

      As of December 31, 2004, we had 1,143,258 subscribers as compared with 261,061 subscribers as of December 31, 2003. Our subscriber totals include subscribers currently in promotional periods; subscribers that have prepaid, including payments received from vehicle manufacturers for prepaid bundled subscriptions included in the sale or lease of a vehicle; and active SIRIUS radios under our agreement with Hertz.

      Our primary source of revenue is subscription fees. We also derive revenues from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios and accessories.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

      The accompanying consolidated financial statements of Sirius Satellite Radio Inc. and its subsidiary have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

   Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Estimates, by their nature, are based on judgment and available information. Actual results could differ from these estimates.

   Revenue Recognition

      Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease of a new vehicle; revenue derived from our agreement with Hertz; and non-refundable activation fees. We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a six-month and one-year prepaid subscription. These prepaid subscriptions include a SIRIUS radio and a subscription to our service. We receive payment from these automakers for such subscriptions in advance of the service being activated. In connection with these agreements, we also reimburse automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured, including hardware costs, sale and promotional allowances, tooling, and non-recurring engineering expenses. The associated payments to the automakers were included in subscriber acquisition costs. Although we receive payments from the automakers, we believe that they do not resell our service; rather, they facilitate the sale of our service to our customers similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing services to our customers including being obligated to the customer if there were interruption of service. We record prepaid subscriptions as deferred revenue until our service is activated. Once activated, the revenue is recognized over the service period and is recorded as subscriber revenue in the accompanying consolidated statement of operations. Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management's judgment and, if necessary, will be refined in the future as historical data becomes available. As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service. We estimate the effect of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods. In subsequent periods, estimates are adjusted when necessary.

      We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

billing revenue for our advertising inventory and are reported as a reduction of advertising revenue.

      Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment. Shipping and handling costs billed to customers are recorded as revenue. Freight costs associated with shipping goods to customers are recorded to cost of sales.

   Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record stock compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations.

      Certain stock-based awards to employees have accelerated vesting provisions in the event of satisfaction of performance criteria which are not specified in the original terms of the stock-based award. A new measurement date results when the performance criteria are established. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”), a new measurement date results because the modification of the stock-based award may allow the employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. While measurement of compensation is made at the date of the modification, the recognition of stock compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award's original vesting terms. Stock-based awards subject to modification as a result of a new measurement date could result in stock compensation expense of up to $25,092 in future periods. For the years ended December 31, 2004, 2003 and 2002, we have recognized no stock compensation expense associated with modification of terms to the original stock-based award as a result of a new measurement date. To the extent any performance criteria are satisfied and the vesting of any stock options and/or restricted stock units accelerate, the unamortized stock compensation expense associated with these options or restricted stock units will also accelerate.

      We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance using the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. Fair value is determined using the Black-Scholes option valuation model and varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. Since we do not have sufficient historical information regarding the life expectancy of stock-based awards granted to non-employees, we currently use an expected life based on the term of the stock-based award as specified in each agreement. Expected stock price volatility is calculated over a period equal to the expected life and the risk-free interest rate represents the daily treasury yield curve rate at the reporting date, based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market, for the expected term. Our

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

assumptions may change in future periods as the life expectancy of the stock-based awards may shorten based on exercise activity. In addition, expected stock price volatility is subject to change based on fluctuations in our stock price.

      Expense for stock-based awards issued to non-employees, other than non-employee members of our board of directors, was estimated using Black-Scholes with the following assumptions for each period:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	1.99-4.69%	2.84%	N/A
Expected life of stock-based awards—years	1.00-10.00	3.37-10.00	N/A
Expected stock price volatility	56-116%	110-118%	N/A
Expected dividend yield	0%	0%	N/A

      In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

      We have adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based compensation for employees been recorded based on the fair value method under SFAS No. 123:

	For the Years Ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders—as reported	$(712,162)	$(314,423)	$(468,466)
Stock-based compensation to employees—included in equity granted to third parties and employees	35,789	11,454	(7,867)
Stock-based compensation to employees—pro forma	(62,491)	(43,198)	(33,834)

Net loss applicable to common stockholders—pro forma	$(738,864)	$(346,167)	$(510,167)

Net loss per share applicable to common stockholders:
Basic and diluted—as reported	$(0.57)	$(0.38)	$(6.13)
Basic and diluted—pro forma	$(0.60)	$(0.42)	$(6.68)

      The pro forma stock-based compensation for employees was estimated using Black-Scholes with the following assumptions for each period:

	For the Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.72-4.12%	0.91-3.25%	2.48%
Expected life of options—years	5.30-6.49	4.89-5.88	4.75
Expected stock price volatility	109-114%	115-118%	110%
Expected dividend yield	0%	0%	0%

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   Sports Programming Costs

      We record the costs associated with our sports programming agreements in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season are amortized over the season on a straight-line basis. We allocate that portion of sports programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

   Subscriber Acquisition Costs

      Subscriber acquisition costs include subsidies paid to radio manufacturers; automakers, including subsidies paid to automakers who have agreed to include a SIRIUS radio and a prepaid subscription to our service in the sale or lease of a new vehicle; and chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

      Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed either upon activation or sale of the SIRIUS radio. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers.

   Research and Development Costs

      Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2004, 2003 and 2002 were $21,154, $18,054 and $21,004, respectively, and are included in engineering, design and development expenses in the accompanying consolidated statements of operations.

   Advertising Costs

      Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers and radio manufacturers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated.

   Net (Loss) Income Per Share

      We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 225,000,000, 122,000,000 and 17,000,000 were not considered in the calculation of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, as the effect would have been anti-dilutive.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   Comprehensive (Loss) Income

      We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive (loss) income. Comprehensive loss for the years ended December 31, 2004, 2003 and 2002 was $712,212, $227,102 and $421,568, respectively.

   Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

   Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, money market funds and investments purchased with an original maturity of three months or less. Cash and cash equivalents are stated at fair market value.

   Marketable Securities

      We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes and U.S. government agency obligations and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. We recognized gains on the sale or maturity of marketable securities of $75, $1,184, and $7,328 for the years ended December 31, 2004, 2003 and 2002, respectively. We received proceeds from sales of marketable securities of $25,000, $150,000 and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Marketable securities held at December 31, 2004 mature within one year from the date of purchase. We had unrealized holding (losses) gains on marketable securities of $(24) and $26 as of December 31, 2004 and 2003, respectively.

   Restricted Investments

      Restricted investments consist of fixed income securities, which are stated at amortized cost plus accrued interest. As of December 31, 2004 and 2003, long-term restricted investments were $92,615 and $6,750, respectively, and short-term restricted investments were $4,706 and $1,997, respectively. Restricted investments as of December 31, 2004 include the $85,000 escrow deposit in connection with our NFL agreement which is invested under our direction in a commercial money market fund and will be drawn by the NFL to pay the rights fees due for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons; monies deposited in escrow to secure our obligation to reimburse Ford for certain costs it will incur in connection with the introduction of SIRIUS radios as a factory option, including costs associated with tooling, facilities, non-recurring engineering,

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

marketing and equipment subsidies; and certificates of deposit and United States government obligations pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

   Property and Equipment

      Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 1 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements are depreciated on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. Equipment under capital leases is depreciated using the straight-line method over the lesser of the lease term or the estimated useful life.

      Major additions and improvements are capitalized, while replacements, repairs and maintenance that do not improve or extend the life of the assets are charged to expense. In the period assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in our results of operations.

      The costs of acquiring, developing and testing software are capitalized under Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs associated with software developed or obtained for internal use when the following occur: (1) the preliminary project stage is completed and (2) management has authorized funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with the development of software for internal use have been capitalized in the amounts of $15,372 and $2,297 for the years ended December 31, 2004 and 2003, respectively.

      The estimated useful lives of our property and equipment are as follows:

Customer care, billing and conditional access	1-7 years
Furniture, fixtures, equipment and other	2-7 years
Broadcast studio equipment	3-8 years
Satellite telemetry, tracking and control facilities	3 or 15 years
Terrestrial repeater network	5 or 15 years
Leasehold improvements	15 years
Satellite system	15 years
Building	30 years

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

      We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. If an impairment in value of a long-lived asset is identified, except for our FCC license discussed below, the impairment will be measured in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as the amount by which the carrying amount of a long-lived asset exceeds its

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

fair value. To determine fair value we would employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

   FCC License

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. In accordance with SFAS No. 142, we determined that our FCC license has an indefinite life and will be evaluated for impairment on an annual basis. We completed an impairment analysis for the year ended December 31, 2004, and concluded that there was no impairment loss related to our FCC license. We use projections of estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license. To date, we have not recorded any amortization expense related to our FCC license.

   Deferred Financing Fees

      Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective debt.

   Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding capital lease obligations approximate fair value based on the terms and interest rates available to us for similar transactions.

      We determined the estimated fair values of our debt using available market information and commonly accepted valuation methods. Considerable judgment is necessary to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition. The use of alternative valuation methods and/or estimates may have resulted in materially different estimates from those presented.

      Quoted market prices were used to estimate the fair market values of our debt as of December 31, 2004 and 2003. The following table summarizes the book and fair values of our debt:

	As of December 31,
	2004		2003
	Book Value	Fair Value	Book Value	Fair Value

3 1⁄4% Convertible Notes due 2011	$230,000	$393,300	$—	$—
2 1⁄2% Convertible Notes due 2009	300,000	565,125	—	—
3 1⁄2% Convertible Notes due 2008	67,250	375,423	136,250	347,438
8 3⁄4% Convertible Subordinated Notes due 2009	1,744	907	1,744	1,632
14 1⁄2% Senior Secured Notes due 2009	28,080	30,081	27,609	31,052
15% Senior Secured Discount Notes due 2007	29,200	31,536	29,200	29,967

   Asset Retirement Obligation

      In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we recorded costs equal to the present value of the future obligation associated with the retirement of our terrestrial repeater network. These costs, which are included in other long-term liabilities,

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

include an amount that we estimate will be sufficient to satisfy our obligations under leases to remove our terrestrial repeater equipment and restore the sites to their original condition. The following table reconciles the beginning and ending aggregate carrying amount of this asset retirement obligation:

Asset Retirement Obligation
Balance, December 31, 2003	$279
Present value of asset retirement obligation	16
Accretion expense	66

Balance, December 31, 2004	$361

   Reclassifications

      Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

   Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25. SFAS 123R is effective beginning the first interim period after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective July 1, 2005. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25's intrinsic value method. Under SFAS No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize the compensation charge for all share-based payments granted after July 1, 2005 and for all awards granted to employees prior to July 1, 2005 that remain unvested on July 1, 2005. The adoption of SFAS No. 123R is expected to have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on share-based payments granted in the future.

      In September 2004, the EITF reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), which requires that diluted earnings per share include the dilutive effect of any contingently convertible debt securities regardless of whether the market price trigger had been satisfied during the period. We are required to adopt the provisions of EITF No. 04-08 as of December 31, 2004 and are also required to restate prior period diluted earnings per share for convertible debt securities that were outstanding during such periods and not ultimately settled in cash or modified prior to December 31, 2004. We did not have contingently convertible debt securities as of December 31, 2004. Therefore the adoption of EITF No. 04-08 did not have an impact on our financial position, results of operations or cash flows.

      In April 2004, the EITF released Issue No. 03-06, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF No. 03-06”), which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF No. 03-06 was effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF No. 03-06 did not impact our financial position, results of operations or cash flows.

3. Subscriber Revenue

      Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. We record an estimate of mail-in rebates that will be paid by us directly to subscribers as a reduction to subscriber revenue in the period the subscriber activates our service. In subsequent periods, estimates are adjusted when necessary.

      Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
Subscription fees	$65,201	$13,759	$1,016
Activation fees	2,102	534	33
Effects of mail-in rebates	(4,422)	(1,678)	(426)

Total subscriber revenue	$62,881	$12,615	$623

4. Interest Costs

      The following is a summary of our interest costs:

	For the Years Ended December 31,
	2004	2003	2002
Interest costs charged to expense	$21,794	$31,071	$96,513
Debt conversion costs charged to expense	19,592	19,439	9,650

Total interest expense	41,386	50,510	106,163
Interest costs capitalized	—	—	5,426

Total interest costs incurred	$41,386	$50,510	$111,589

      Debt conversion costs for the year ended December 31, 2004 are a result of the exchange of $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 for shares of our common stock. Debt conversion costs for the year ended December 31, 2003 are a result of the exchange of $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 for shares of our common stock. Debt conversion costs for the year ended December 31, 2002 are a result of the exchange of $29,475 in aggregate principal amount of our 8 3⁄4% Convertible Subordinated Notes due 2009 for shares of our common stock. During the year ended December 31, 2002, we capitalized a portion of the interest on funds borrowed to finance our construction in process.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

5. Supplemental Cash Flow Disclosures

      The following represents supplemental cash flow information:

	For the Years Ended December 31,
	2004	2003
Cash paid for interest	$14,920	$14,998
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	913	—
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	40,967	—
Common stock issued in exchange for 3 1⁄2% Convertible Notes due 2008, including accrued interest	86,568	82,380
Common stock issued in exchange for 15% Senior Secured Discount Notes due 2007, including accrued interest	—	145,067
Common stock issued in exchange for 14 1⁄2% Senior Secured Notes due 2009, including accrued interest	—	105,294
Common stock issued in exchange for Lehman term loan, including accrued interest	—	85,902
Common stock issued in exchange for Loral term loan, including accrued interest	—	41,865
Common stock issued in exchange for 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest	—	24,355
Common stock issued in exchange for 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	304,847
Common stock issued in exchange for 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	283,785
Warrants issued in exchange for 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	30,731

6. Property and Equipment

      Property and equipment consists of the following:

	As of December 31,
	2004	2003
Satellite system	$945,548	$945,548
Terrestrial repeater network	71,988	69,342
Leasehold improvements	27,715	26,210
Broadcast studio equipment	28,926	25,847
Customer care, billing and conditional access	23,298	6,436
Satellite telemetry, tracking and control facilities	16,732	16,570
Furniture, fixtures, equipment and other	41,362	34,842
Land	311	—
Building	1,763	—
Construction in process	4,698	2,221

Total property and equipment	1,162,341	1,127,016
Accumulated depreciation	(281,061)	(185,964)

Property and equipment, net	$881,280	$941,052

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      Construction in process consists of the following:

	As of December 31,
	2004	2003
Construction of terrestrial repeater network	$1,984	$1,949
Construction of satellite system	1,033	—
Other	1,681	272

Construction in process	$4,698	$2,221

      Our satellites were successfully launched on June 30, 2000, September 5, 2000 and November 30, 2000. Our spare satellite was delivered to ground storage on April 19, 2002. Our three-satellite constellation and terrestrial repeater network were placed into service on February 14, 2002.

   Subscriber Management System

      In April 2003, we terminated our agreement with the prior provider of our subscriber management system. As a result of this termination, we recorded a non-cash charge of $14,465 related to the write-off of the net book value of our subscriber management system and $6,846 of legal fees and settlement costs. Such costs are included in customer service and billing expenses and general and administrative expenses, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 2003.

   Terrestrial Repeater Network

      During the year ended December 31, 2002, we implemented a plan to optimize our terrestrial network, which was designed to improve our signal coverage in urban areas. In connection with this optimization, we recorded a loss of $5,005 related to the disposal of certain terrestrial repeater equipment, which is included in satellite and transmission expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002.

7. Accounts Payable and Accrued Expenses

      Our accounts payable and accrued expenses consists of the following:

	As of December 31,
	2004	2003
Accounts payable	$5,525	$1,630
Accrued sports programming	10,900	—
Accrued advertising	9,355	923
Accrued compensation and other payroll related costs	19,673	5,247
Accrued capital expenditures	6,168	2,469
Accrued engineering, design and development costs	2,127	4,400
Accrued subsidies and distribution	78,033	30,770
Accrued broadcast royalties	14,116	3,478
Other accrued expenses	37,036	17,002

Total accounts payable and accrued expenses	$182,933	$65,919

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

8. Long-Term Debt and Accrued Interest

      Our long-term debt consists of the following:

	As of December 31,
	2004	2003
3 1⁄4% Convertible Notes due 2011	$230,000	$—
2 1⁄2% Convertible Notes due 2009	300,000	—
3 1⁄2% Convertible Notes due 2008	67,250	136,250
8 3⁄4% Convertible Subordinated Notes due 2009	1,744	1,744
14 1⁄2% Senior Secured Notes due 2009	28,080	27,609
15% Senior Secured Discount Notes due 2007	29,200	29,200

Total long-term debt	$656,274	$194,803

      Accrued interest associated with our long-term debt is as follows:

	As of December 31,
	2004	2003
3 1⁄4% Convertible Notes due 2011	$1,708	$—
2 1⁄2% Convertible Notes due 2009	2,902	—
3 1⁄2% Convertible Notes due 2008	196	397
8 3⁄4% Convertible Subordinated Notes due 2009	38	38
14 1⁄2% Senior Secured Notes due 2009	549	549
15% Senior Secured Discount Notes due 2007	365	365

Total accrued interest	$5,758	$1,349
Less: current portion	(5,758)	(1,349)

Total long-term accrued interest	$—	$—

      The maturities of our long-term debt are as follows:

As of December 31, 2004
2005	$—
2006	—
2007	29,200
2008	67,250
2009	332,002
Thereafter	230,000

Total debt	$658,452

   3 1⁄4% Convertible Notes due 2011

      In October 2004, we issued $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in net proceeds of $224,813. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000.00 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Our 3 1⁄4% Convertible Notes due 2011 mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under our 3 1⁄4% Convertible Notes due 2011 are not secured by any of our assets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   2 1⁄2% Convertible Notes due 2009

      In February 2004, we issued $250,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2 1⁄2% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2 1⁄2% Convertible Notes due 2009 are not secured by any of our assets.

   3 1⁄2% Convertible Notes due 2008

      In May 2003, we issued $201,250 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 resulting in net proceeds of $194,224. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3 1⁄2% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 3 1⁄2% Convertible Notes due 2008 are not secured by any of our assets.

      In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,592. In December 2003, we issued 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In connection with these transactions we incurred debt conversion costs of $19,439.

   8 3⁄4% Convertible Subordinated Notes due 2009

      Our 8 3⁄4% Convertible Subordinated Notes due 2009 mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3⁄4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

      During the year ended December 31, 2002, we issued 2,913,483 shares of our common stock in exchange for $29,475 in aggregate principal amount of our 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest. In connection with these transactions we incurred debt conversion costs of $9,650 for the year ended December 31, 2002.

   14 1⁄2% Senior Secured Notes due 2009

      Our 14 1⁄2% Senior Secured Notes due 2009 mature on May 15, 2009 and interest is payable semi-annually on May 15 and November 15 of each year. As of December 31, 2004, $30,258 in aggregate principal amount of our 14 1⁄2% Senior Secured Notes due 2009 was outstanding. The aggregate principal amount of our 14 1⁄2% Senior Secured Notes due 2009 is reduced by $2,178, the unamortized portion of the fair market value of warrants issued in connection with these notes. The obligations under our 14 1⁄2% Senior Secured Notes due 2009 are secured by a lien on the common stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   15% Senior Secured Discount Notes due 2007

      Our 15% Senior Secured Discount Notes due 2007 mature on December 1, 2007 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 15% Senior Secured Discount Notes due 2007 are secured by a lien on the common stock of our subsidiary that holds our FCC license and a lien on our spare satellite.

   Debt Restructuring

      In March 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt, including all of our Lehman and Loral term loans and $435,689 in aggregate principal amount at maturity of our 15% Senior Secured Discount Notes due 2007, 14 1⁄2% Senior Secured Notes due 2009 and 8 3⁄4% Convertible Subordinated Notes due 2009. In connection with the exchange offer relating to our debt, we also amended the indentures under which our 15% Senior Secured Discount Notes due 2007, 14 1⁄2% Senior Secured Notes due 2009 and 8 3⁄4% Convertible Subordinated Notes due 2009 were issued to eliminate substantially all of the restrictive covenants. Holders of our debt also waived any existing events of default or events of default caused by the restructuring.

      We recorded a gain of $256,538 in connection with the restructuring of our long-term debt in March 2003. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1⁄2% Senior Secured Notes due 2009, Lehman and Loral term loans, including accrued interest, and the fair market value of the common stock issued in exchange therefor, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3⁄4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

9. Stockholders' Equity

   Common Stock, Par Value $0.001 Per Share

      We are authorized to issue 2,500,000,000 shares of our common stock as of December 31, 2004. As of December 31, 2004, approximately 566,377,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

      During the year ended December 31, 2004, employees exercised 17,447,086 stock options at exercise prices ranging from $0.49 to $7.61 per share, resulting in proceeds to us of $26,060. Of this amount, $26,051 was collected as of December 31, 2004.

      In October 2004, we sold 25,000,000 shares of our common stock resulting in net proceeds of $96,025.

      In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $4,285 of expense associated with these shares during the year ended December 31, 2004. Of the remaining $36,682 in common stock value, $5,852 and $30,830 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheet as of December 31, 2004.

      In November 2003, we sold 73,170,732 shares of our common stock resulting in net proceeds of $149,600.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      In June 2003, we sold 86,250,000 shares of our common stock resulting in net proceeds of $144,897.

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

   Preferred Stock

      In December 1998, we sold Apollo 1,350,000 shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $135,000. Each share of our 9.2% Series A Junior Cumulative Convertible Preferred Stock was convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $30.00. Dividends on our 9.2% Series A Junior Cumulative Convertible Preferred Stock were payable annually in cash or additional shares of our 9.2% Series A Junior Cumulative Convertible Preferred Stock, at our option.

      In December 1998, Apollo granted to us an option to sell to Apollo 650,000 shares of our 9.2% Series B Junior Cumulative Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $65,000. We exercised this option on December 23, 1999. The terms of our 9.2% Series B Junior Cumulative Convertible Preferred Stock were similar to those of our 9.2% Series A Junior Cumulative Convertible Preferred Stock.

      In January 2000, we sold Blackstone 2,000,000 shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $200,000. Each share of our 9.2% Series D Junior Cumulative Convertible Preferred Stock was convertible into a number of shares of our common stock calculated by dividing the $100.00 per share liquidation preference by a conversion price of $34.00. Dividends on our 9.2% Series D Junior Cumulative Convertible Preferred Stock were payable annually in cash or additional shares of our 9.2% Series D Junior Cumulative Convertible Preferred Stock, at our option.

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

   Warrants

      In June 2004, we issued DaimlerChrysler AG warrants to purchase up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants vest based on the achievement of various performance milestones, including the volume thresholds contained in our

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

agreement with DaimlerChrysler. These warrants replaced warrants issued to DaimlerChrysler AG in October 2002.

      In February 2004, we announced an agreement with RadioShack Corporation (“RadioShack”) to distribute, market and sell SIRIUS radios. In connection with this agreement, we issued RadioShack warrants to purchase up to 10,000,000 shares of our common stock. All of these warrants have an exercise price of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement.

      In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance and the balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies.

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

      During the year ended December 31, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones.

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

      In March 2003, we issued warrants to purchase 42,160,424 shares of our common stock in exchange for all our outstanding 9.2% Series D Junior Cumulative Convertible Preferred Stock held by Blackstone. Warrants to purchase 25,296,255 shares of our common stock had an exercise price of $1.04 per share, and warrants to purchase 16,864,169 shares of our common stock had an exercise price of $0.92 per share. Blackstone exercised all of these warrants prior to their expiration on September 7, 2004 in a series of transactions that included cashless exercises and exercises for cash. In connection with these transactions, we issued 32,623,748 shares of our common stock and received $19,850 in proceeds.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

			Number of Warrants Outstanding as of December 31,
	Average Exercise Price	Expiration Date	2004	2003
NFL	$2.50	March 2008—March 2010	50,000	—
Apollo	0.99	March 2005	45,417	45,417
Blackstone	0.99	September 2004	—	21,133
Penske	2.392	January 2014	38,000	—
DaimlerChrysler	1.04	May 2012	21,500	4,000
RadioShack	5.00	April 2009	10,000	—
Ford	3.00	October 2007	4,000	4,000
Other distribution and programming partners	3.16	January 2008—June 2014	9,363	—
Other	28.76	June 2005—May 2009	6,333	6,333

Total	$3.02		184,613	80,883

      We recognized expense of $74,700 and $445 in connection with warrants for the years ended December 31, 2004 and 2003, respectively.

10. Benefit Plans

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

      Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire in ten years from date of grant. Each restricted stock unit granted entitles the holder to receive one share of our common stock upon vesting.

      As of December 31, 2004, approximately 100,819,000 shares of our common stock were available for grant under the 2003 Plan. Approximately 120,203,000 stock options, shares of restricted stock and restricted stock units were outstanding as of December 31, 2004.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   Stock Options

      The following table summarizes the stock option activity under our stock incentive plans (shares in thousands):

	For the Years Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	64,731	$3.28	13,341	$12.16	11,117	$13.58
Granted	51,121	4.11	53,379	1.17	3,240	5.78
Exercised	(17,447)	1.49	—	—	(3)	7.50
Cancelled or expired	(681)	3.78	(1,989)	6.27	(1,013)	7.34

Outstanding at end of year	97,724	4.04	64,731	3.28	13,341	12.16

Weighted average grant date fair value of options granted during the period		$4.12		$1.49		$3.74

      The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2004 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price per Share	Shares	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.47–$1.00	184	5.8	$0.80	81	$0.92
$1.01–$4.99	85,926	9.2	2.82	8,875	1.89
$5.00–$14.99	8,990	5.8	7.69	8,514	7.68
$15.00–$34.99	2,526	3.3	31.01	2,526	31.01
$35.00–$57.00	98	5.5	45.89	98	45.89

Total	97,724	8.7	$4.04	20,094	$8.21

      We recorded deferred compensation of $1,002 and $30,299 during the years ended December 31, 2004 and 2003, respectively, in connection with stock options granted to employees below fair market value at the date of grant and stock options granted to members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. For the years ended December 31, 2004 and 2003, we recognized stock compensation expense associated with stock options of $27,957 and $8,888, respectively. Such expense is recorded as a component of equity granted to third parties and employees in the accompanying consolidated statements of operations.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   Restricted Stock Units and Restricted Stock

      The following table summarizes the restricted stock unit activity under our stock incentive plans and provides certain information with respect to restricted stock units outstanding and exercisable at December 31, 2004 (shares in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Outstanding at beginning of year	16,951	138	58
Granted	5,948	16,860	100
Exercised	(404)	(13)	(20)
Cancelled	(16)	(34)	—

Outstanding at end of year	22,479	16,951	138

Weighted average grant date fair value of restricted stock units granted during the period	$3.14	$1.65	$9.95

      The average remaining contractual life for restricted stock units outstanding at December 31, 2004 was 6.4 years.

      We granted 3,000,000 shares of restricted common stock. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the next five years beginning on November 18, 2005.

      We recorded deferred compensation of $32,497 and $27,811 during the years ended December 31, 2004 and 2003, respectively, in connection with restricted stock units and restricted stock granted to employees and members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period and is recorded as a component of equity granted to third parties and employees in the accompanying consolidated statements of operations. For the years ended December 31, 2004 and 2003, we recognized stock compensation expense associated with these restricted stock units and shares of restricted stock of $13,896 and $1,949, respectively. In 2004, we also recognized stock compensation expense for 2004 services performed of $2,651 for restricted stock units expected to be granted in February 2005.

   401(k) Savings Plan

      We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee's pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1⁄3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $718, $801 and $1,231 for the years ended December 31, 2004, 2003 and 2002, respectively.

      We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as regular employer contributions, will be determined by the compensation committee of our board of directors. Employees are only eligible to share in regular employer contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was $2,518 and $913 for the years ended December 31, 2004 and 2003, respectively, and was paid in shares of our common stock. There was no profit sharing contribution expense for the year ended December 31, 2002.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

11. Income Taxes

      Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2004	2003	2002
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	$—	$—	$—

Deferred taxes:
Federal	$3,662	$—	$—
State	539	—	—

Total deferred taxes	$4,201	$—	$—

Total income tax expense	$4,201	$—	$—

      The following table indicates the significant elements contributing to the difference between the federal tax provision (benefit) at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2004	2003	2002
Federal tax benefit, at statutory rate	$(247,786)	$(79,175)	$(147,868)
State income tax benefit, net of federal benefit	(36,459)	(11,644)	(21,747)
Change in taxes resulting from permanent differences, net	(15,627)	8,944	3,508
Other	(2,237)	—	2,571
Change in valuation allowance	306,310	81,875	163,536

Income tax expense	$4,201	$—	$—

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2004	2003
Deferred tax assets:
Start-up costs capitalized for tax purposes	$48,833	$72,829
Net operating loss carryforwards	823,723	489,499
Capitalized interest expense	1,795	10,032
Stock-based awards	45,560	5,019
Other	10,398	6,822

Total deferred tax asset	930,309	584,201
Deferred tax liabilities:
Depreciation of property and equipment	(189,710)	(149,912)
Amortization of FCC license	(6,438)	(2,237)

Total deferred tax liability	(196,148)	(152,149)
Net deferred tax assets before valuation allowance	734,161	432,052
Valuation allowance	(740,599)	(434,289)

Net deferred tax liability	$(6,438)	$(2,237)

      The net deferred tax liability of $6,438 at December 31, 2004 is a result of the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

      A significant portion of our costs incurred to date have been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2004 and 2003 were $124,316 and $184,081, respectively. These capitalized costs are being amortized over 60 months. The total deferred tax asset includes approximately $32,278, which, if realized, would not affect financial statement income but would be recorded directly to stockholders' equity.

      At December 31, 2004, we had net operating loss (“NOL”) carryforwards of approximately $2,052,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2008. We have had several ownership changes under Section 382 of the Internal Revenue Code, which may limit our ability to utilize tax deductions. Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax asset. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

12. Lease Obligations

      We have entered into non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent expense recognized in connection with these leases for the years ended December 31, 2004, 2003 and 2002 was $14,989, $12,275 and $12,792, respectively.

      In addition, we have entered into non-cancelable capital leases for equipment. These leases have been capitalized using interest rates of approximately 16% and expire on various dates through 2005. Depreciation on the capitalized assets acquired pursuant to capital leases has been included in depreciation expense in the accompanying consolidated statements of operations.

      Future minimum lease payments under these non-cancelable leases as of December 31, 2004 were as follows:

	Operating	Capital
2005	$7,582	$8
2006	7,430	—
2007	6,965	—
2008	5,552	—
2009	5,426	—
Thereafter	25,499	—

Total minimum lease payments	$58,454	$8

Less: amount representing interest		—

Present value of net minimum lease payments		8
Less: current portion		(8)

Total long-term capital lease obligations		$—

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

13. Commitments and Contingencies

      We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Satellite and transmission	$3,239	$3,155	$3,155	$3,155	$3,155	$15,027	$30,886
Programming and content	28,292	96,044	74,184	69,641	98,775	104,200	471,136
Customer service and billing	4,842	3,310	3,032	—	—	—	11,184
Marketing and distribution	65,801	23,916	9,342	6,260	6,450	7,500	119,269
Chip set development and production	17,908	6,631	—	—	—	—	24,539

Total contractual cash commitments	$120,082	$133,056	$89,713	$79,056	$108,380	$126,727	$657,014

   Satellite and Transmission

      We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities.

   Programming and Content

      We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

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

   Chip Set Development and Production

      We have entered into agreements with chip set manufacturers to produce chip sets for use in SIRIUS radios. Our agreement with ST Microelectronics (“ST”) requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreements with Agere Systems, Inc. (“Agere”) also require us to pay for the development of our chip sets and to license us intellectual property related to our chip sets.

   Joint Development Agreement

      Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in the accompanying consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

   Other Commitments

      In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, marketing and other agreements that contain similar provisions.

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2004 and 2003, $97,321 and $8,747, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

      As of December 31, 2004, we have not entered into any off-balance sheet arrangements or transactions.

   Risks and Uncertainties

      Agere is currently the sole supplier of chip sets to our radio manufacturers. ST is developing our next generation chip set. Further changes in chip set suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect our operating results.

      SIRIUS radios are produced by a limited number of manufacturers. An interruption in the supply of SIRIUS radios could adversely affect our operating results.

14. Quarterly Financial Data (Unaudited)

      Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2004:
Total revenue	$9,291	$13,230	$19,116	$25,217
Cost of services(3)	(21,026)	(23,522)	(32,972)	(43,394)
Net loss applicable to common stockholders(1)	(144,059)	(136,797)	(169,433)	(261,873)
Net loss per share applicable to common stockholders (basic and diluted)(2)	$(0.12)	$(0.11)	$(0.14)	$(0.21)
2003:
Total revenue	$1,591	$2,073	$4,258	$4,950
Cost of services(3)	(16,643)	(31,647)	(17,720)	(20,580)
Net income (loss) applicable to common stockholders(1)(4)	51,880	(111,836)	(106,689)	(147,778)
Net income (loss) per share applicable to common stockholders (basic and diluted)(2)	$0.16	$(0.12)	$(0.11)	$(0.14)

(1)	Net loss applicable to common stockholders for the three months ended March 31, 2004 included debt conversion costs of $19,592. Net loss applicable to common stockholders for the three months ended December 31, 2003 included debt conversion costs of $19,439. Net loss applicable to common stockholders for the three months ended June 30, 2003 included a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider.

(2)	The sum of the quarterly net income (loss) per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

(3)	Quarterly cost of services previously reported for the quarters ended March 31, 2004 and December 31, 2003 included expense associated with stock-based awards granted to third parties. Such amounts were reclassed to equity granted to third parties and employees in the accompanying consolidated statements of operations.

(4)	Net income applicable to common stockholders for the three months ended March 31, 2003 included other income of $256,538 related to our debt restructuring.

15. Subsequent Events (Unaudited)

      In January 2005, certain third parties exercised approximately 18,167,000 warrants, with an exercise price of $0.92 per share, approximately 27,250,000 warrants, with an exercise price of $1.04

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

per share, and 2,400,000 warrants, with an exercise price of $2.392 per share. In connection with these exercises, we issued approximately 41,194,000 shares of our common stock in a series of cashless exercise transactions.

      In February 2005, we entered into an agreement with NASCAR to broadcast live all NASCAR Nextel Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series races for five years starting in 2007. We will create a new around-the-clock channel of NASCAR-related programming and will become the Official Satellite Radio Partner of NASCAR with exclusive trademark and marketing rights and the right to sell advertising time on the NASCAR channel and during races. We will pay rights fees totaling $107.5 million over the term of this agreement, including an initial $3 million payment and a $15 million payment into escrow.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

Schedule II—Schedule of Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charge to Expense	Balance at End of Year
For the year ended December 31, 2003
Deferred Tax Assets—Valuation Allowance	$352,414	$81,875	$434,289
For the year ended December 31, 2004
Deferred Tax Assets—Valuation Allowance	$434,289	$306,310	$740,599

EXHIBIT INDEX

Exhibit		Description
3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).
4.2	—	Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the “1997 Units Registration Statement”)).
4.3	—	Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.4	—	Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).
4.5	—	Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 14 1⁄2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.6	—	Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company's 14 1⁄2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.7	—	Form of 14 1⁄2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.8	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.9	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).
4.10	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).
4.11	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.12	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.13	—	Form of 8 3⁄4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).
4.14	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 30, 2003).

Exhibit			Description
4.15		—	Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company's 3 1⁄2% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 30, 2003).
4.16		—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company's 2 1⁄2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.17		—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company's 3 1⁄4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 2004).
4.18		—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated June 3, 2004 (incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.19		—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.20		—	Form of Media-Based Incentive Warrant dated February 3, 2004 granted by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.21		—	Bounty-Based Incentive Warrant dated February 3, 2004 granted by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.22		—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-3 (File No. 333-65602)).
4.23		—	Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.24		—	Collateral Agreement, dated as of March 7, 2001, between the Company, as borrower, and The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.25		—	Amended and Restated Intercreditor Agreement, dated as of March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10	.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10	.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (filed herewith).
*10	.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.4	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (filed herewith).

Exhibit			Description
*10	.6	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.7	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-65473)).
*10	.8	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.9	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
†10	.10	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
21.1		—	List of Subsidiaries (filed herewith).
23.1		—	Consent of Ernst & Young LLP (filed herewith).
23.2		—	Notice Regarding Consent of Arthur Andersen LLP (filed herewith).
31.1		—	Certificate of Mel Karmazin, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		—	Certificate of Mel Karmazin, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		—	Financial Statements of Satellite CD Radio, Inc. (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.