Form 10-Q
period 2005-03-31
SIRIUS SATELLITE RADIO INC
filed 2005-05-09
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value (Class)	1,323,831,880 shares (Outstanding as of May 6, 2005)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenue:
Subscriber revenue, including effects of mail-in rebates	$41,904	$9,202
Advertising revenue, net of agency fees	534	20
Equipment revenue	767	50
Other revenue	11	19
Total revenue	43,216	9,291

Operating expenses:
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	6,813	8,412
Programming and content	24,488	8,690
Customer service and billing	9,492	3,860
Cost of equipment	976	64
Sales and marketing	36,732	25,682
Subscriber acquisition costs	67,093	26,981
General and administrative	14,832	7,869
Engineering, design and development	9,842	5,729
Depreciation	24,501	23,688
Equity granted to third parties and employees (1)	38,706	17,824
Total operating expenses	233,475	128,799
Loss from operations	(190,259)	(119,508)
Other income (expense):
Interest and investment income	4,487	1,669
Interest expense	(7,325)	(23,699)
Other income	45	—
Total other income (expense)	(2,793)	(22,030)
Loss before income taxes	(193,052)	(141,538)
Income tax expense	(560)	(2,521)
Net loss	$(193,612)	$(144,059)
Net loss per share (basic and diluted)	$(0.15)	$(0.12)
Weighted average common shares outstanding (basic and diluted)	1,314,312	1,217,608

______________
(1)	Allocation of equity granted to third parties and employees to other operating expenses:

Satellite and transmission	$559	$490
Programming and content	4,907	1,831
Customer service and billing	139	86
Sales and marketing	13,411	12,003
Subscriber acquisition costs	6,228	102
General and administrative	7,277	2,349
Engineering, design and development	6,185	963
Total equity granted to third parties and employees	$38,706	$17,824

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$629,376	$753,891
Marketable securities	450	5,277
Prepaid expenses	12,072	12,956
Restricted investments	10,997	4,706
Other current assets	37,204	34,210
Total current assets	690,099	811,040
Property and equipment, net	860,031	881,280
FCC license	83,654	83,654
Restricted investments, net of current portion	92,615	92,615
Deferred financing fees	12,494	13,140
Other long-term assets	75,336	75,884
Total assets	$1,814,229	$1,957,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$172,332	$182,933
Accrued interest	8,494	5,758
Deferred revenue	97,363	80,823
Total current liabilities	278,189	269,514
Long-term debt	656,318	656,274
Deferred revenue, net of current portion	18,811	15,691
Other long-term liabilities	12,742	15,501
Total liabilities	966,060	956,980
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,320,504,841 and 1,276,922,634 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,321	1,277
Additional paid-in capital	2,954,652	2,916,199
Deferred compensation	(48,336)	(50,963)
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(2,059,468)	(1,865,856)
Total stockholders’ equity	848,169	1,000,633
Total liabilities and stockholders’ equity	$1,814,229	$1,957,613

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2004	1,276,922,634	$1,277	$2,916,199	$(50,963)	$(24)	$(1,865,856)	$1,000,633
Net loss	—	—	—	—	—	(193,612)	(193,612)
Change in unrealized gain on available-for-sale securities	—	—	—	—	24		24
Total comprehensive loss							$(193,588)
Issuance of common stock to employees and employee benefit plans	1,753,722	2	2,855	—	—	—	2,857
Issuance of common stock to third parties	—	—	120	—	—	—	120
Compensation in connection with the issuance of stock-based awards	—	—	75	—	—	—	75
Issuance of stock-based awards	—	—	11,120	(11,120)	—	—	—
Cancellation of stock-based awards	—	—	(157)	157	—	—	—
Amortization of deferred compensation	—	—	—	13,590	—	—	13,590
Equity granted to third parties	—	—	23,410	—	—	—	23,410
Exercise of options, $1.04 to $5.08 per share	580,562	1	998	—	—	—	999
Exchange of 3½% Convertible Notes due 2008, including accrued interest	54,348	—	73	—	—	—	73
Exercise of warrants, $0.92 to $2.392 per share	41,193,575	41	(41)	—	—	—	—
Balances, March 31, 2005	1,320,504,841	$1,321	$2,954,652	$(48,336)	$—	$(2,059,468)	$848,169

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(193,612)	$(144,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,501	23,688
Non-cash interest expense	762	20,022
Loss on disposal of assets	127	19
Equity granted to third parties and employees	38,706	17,824
Deferred income taxes	560	2,521
Changes in operating assets and liabilities:
Marketable securities	16	(92)
Prepaid expenses and other current assets	(2,105)	(4,695)
Other long-term assets	(1,157)	(968)
Accrued interest	2,736	3,744
Accounts payable and accrued expenses	(5,838)	2,621
Deferred revenue	19,660	8,495
Other long-term liabilities	(1,524)	(991)
Net cash used in operating activities	(117,168)	(71,871)
Cash flows from investing activities:
Additions to property and equipment	(6,888)	(2,950)
Sale of property and equipment	12	28
Purchases of restricted investments	(6,291)	(85,000)
Maturities of available-for-sale securities	4,835	25,000
Net cash used in investing activities	(8,332)	(62,922)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	293,600
Proceeds from exercise of stock options	993	1,453
Proceeds from exercise of warrants	—	19,850
Other	(8)	(33)
Net cash provided by financing activities	985	314,870
Net (decrease) increase in cash and cash equivalents	(124,515)	180,077
Cash and cash equivalents at the beginning of period	753,891	520,979
Cash and cash equivalents at the end of period	$629,376	$701,056

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(Unaudited)

1. Business

We are a leading provider of satellite radio in the United States. We currently offer more than 120 channels-65 channels of commercial-free music and over 55 channels of sports, news, talk, entertainment, traffic and weather programming for a monthly subscription fee of $12.95. We offer discounts for pre-paid, long-term and multiple subscriptions.

Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellites, national broadcast studio, terrestrial repeater network, satellite uplink facility and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

As of March 31, 2005, we had 1,448,695 subscribers as compared with 1,143,258 subscribers as of December 31, 2004 and 351,663 subscribers as of March 31, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid bundled subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

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

In presenting the unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004, have been recorded. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and the footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

3. Summary of Significant Accounting Policies

Stock-Based Compensation

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, “Accounting for Stock-Based Compensation,” and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. The following table illustrates the effect on net loss and net loss per share had stock-based compensation for employees been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended March 31,
	2005	2004
Net loss—as reported	$(193,612)	$(144,059)
Stock-based compensation to employees— included in equity granted to third parties and employees	13,451	8,065
Stock-based compensation to employees—pro forma	(26,646)	(16,449)
Net loss—pro forma	$(206,807)	$(152,443)
Net loss per share:
Basic and diluted—as reported	$(0.15)	$(0.12)
Basic and diluted—pro forma	$(0.16)	$(0.13)

The pro forma stock-based compensation to employees was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.89%	2.98%
Expected life of options—years	5.27	5.30
Expected stock price volatility	114%	114%
Expected dividend yield	0%	0%

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2005 and 2004 were $5,637 and $4,363, respectively, and are included in engineering, design and development expenses in the accompanying unaudited consolidated statements of operations.

Net (Loss) Income Per Share

We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 240,000,000 and 150,000,000 for the three months ended March 31, 2005 and 2004, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive (loss) income. Comprehensive loss for the three months ended March 31, 2005 and 2004 was $193,588 and $144,078, respectively.

Marketable Securities

We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes and U.S. government agency obligations and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders’ equity. We recognized a loss on the sale or maturity of marketable securities of $16 for the three months ended March 31, 2005 and a gain on the sale or maturity of marketable securities of $76 for the three months ended

March 31, 2004. We received proceeds from sales of marketable securities of $4,835 and $25,000 for the three months ended March 31, 2005 and 2004, respectively. Marketable securities held at March 31, 2005 mature within one year from the date of purchase. There were no unrealized holding gains or losses on marketable securities for the three months ended March 31, 2005. We had unrealized holding losses on marketable securities of $24 as of December 31, 2004.

Restricted Investments

Restricted investments consist of fixed income securities, which are stated at amortized cost. As of March 31, 2005 and December 31, 2004, long-term restricted investments were $92,615 and short-term restricted investments were $10,997 and $4,706, respectively. Restricted investments as of March 31, 2005 and December 31, 2004 included the $85,000 escrow deposit in connection with our National Football League (“NFL”) agreement which is invested under our direction in certificates of deposit and will be drawn by the NFL to pay the rights fees due for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons; monies deposited in escrow to secure our obligation to reimburse Ford for certain costs it will incur in connection with the introduction of SIRIUS radios as a factory option, including costs associated with tooling, facilities, non-recurring engineering, marketing and equipment subsidies; and certificates of deposit and United States government obligations pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes Accounting Principles Based Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC announced SFAS 123R would be effective no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25’s intrinsic value method. Under SFAS No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees included in our consolidated statements of operations in future periods, although it will have no impact on our overall financial position.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

4. Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue.

Subscriber revenue consists of the following:

	For the Three Months Ended March 31,
	2005	2004
Subscription fees	$40,598	$9,859
Activation fees	1,538	404
Effects of mail-in rebates	(232)	(1,061)
Total subscriber revenue	$41,904	$9,202

5. Supplemental Cash Flow Disclosures

The following represents supplemental cash flow information:

	For the Three Months Ended March 31,
	2005	2004
Cash paid for interest	$3,826	$77
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	2,557	913
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	—	40,967
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	73	86,569

6. Long-Term Debt

Our long-term debt consists of the following:

	As of
	March 31, 2005	December 31, 2004
3¼% Convertible Notes due 2011	$230,000	$230,000
2½% Convertible Notes due 2009	300,000	300,000
3½% Convertible Notes due 2008	67,175	67,250
8¾% Convertible Subordinated Notes due 2009	1,744	1,744
14½% Senior Secured Notes due 2009	28,199	28,080
15% Senior Secured Discount Notes due 2007	29,200	29,200
Total long-term debt	$656,318	$656,274

3¼% Convertible Notes due 2011

In October 2004, we issued $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 resulting in net proceeds of $224,813. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000.00 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Our 3¼% Convertible Notes due 2011 mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under our 3¼% Convertible Notes due 2011 are not secured by any of our assets.

2½% Convertible Notes due 2009

In February 2004, we issued $250,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2½% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2½% Convertible Notes due 2009 are not secured by any of our assets.

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

In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs of $19,592 for the three months ended March 31, 2004.

7. Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue 2,500,000,000 shares of our common stock. As of March 31, 2005, approximately 515,752,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

During the three months ended March 31, 2005, employees exercised 580,562 stock options at exercise prices ranging from $1.04 to $5.08 per share, resulting in proceeds to us of $999. Of this amount, $993 was collected as of March 31, 2005.

In October 2004, we sold 25,000,000 shares of our common stock resulting in net proceeds of $96,025.

In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $1,641 and $488 of expense associated with these shares during the three months ended March 31, 2005 and 2004, respectively. Of the remaining $35,041 in common stock value, $5,852 and $29,189 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of March 31, 2005.

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

In February 2004, we announced an agreement with RadioShack Corporation to distribute, market and sell SIRIUS radios. In connection with this agreement, we issued RadioShack warrants to purchase up to 10,000,000 shares of our common stock. All of these warrants have an exercise price of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement.

In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance. The balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies. In January 2005, Penske exercised 2,400,000 vested warrants in a series of cashless exercises. In connection with these transactions, we issued 1,655,070 shares of our common stock.

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

In March 2003, we also issued warrants to purchase 45,416,690 shares of our common stock in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by Apollo. Warrants to purchase 27,250,013 shares of our common stock had an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock had an exercise price of $0.92 per share. Apollo exercised all of its warrants prior to their expiration on March 7, 2005 in a series of cashless exercises. In connection with these transactions, we issued 39,538,505 shares of our common stock.

Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

	Average Exercise Price	Expiration Date	Number of Warrants Outstanding as of
			March 31, 2005	December 31, 2004
NFL	$2.50	March 2008—March 2010	50,000	50,000
Apollo	0.99	March 2005	—	45,417
Penske companies	2.392	January 2014	35,600	38,000
DaimlerChrysler	1.04	May 2012	21,500	21,500
RadioShack	5.00	April 2009	10,000	10,000
Ford	3.00	October 2007	4,000	4,000
Other distribution and programming partners	3.16	January 2008—June 2014	9,363	9,363
Other	28.76	June 2005—May 2009	6,333	6,333
Total	$3.02		136,796	184,613

We recognized expense of $21,496 and $9,271 in connection with warrants for the three months ended March 31, 2005 and 2004, respectively.

8. Benefit Plans

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

Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire ten years from date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

As of March 31, 2005, approximately 119,391,000 stock options, shares of restricted stock and restricted stock units were outstanding. Approximately 98,863,000 shares of our common stock were available for grant under the 2003 Plan as of March 31, 2005.

Stock Options

During the three months ended March 31, 2005, we granted 552,600 non-qualified stock options at fair market value on the date of grant with an average exercise price of $6.28 per share.

As of March 31, 2005 and December 31, 2004, we had $5,085 and $7,363, respectively, of deferred compensation in connection with stock options granted to employees below fair market value at the date of grant and stock options granted to members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. For the three months ended March 31, 2005 and 2004, we recognized stock compensation expense associated with stock options of $4,130 and $4,504, respectively. Such expense is recorded as a component of equity granted to third parties and employees in the accompanying unaudited consolidated statements of operations.

Restricted Stock Units and Restricted Stock

During the three months ended March 31, 2005, we granted 1,021,000 restricted stock units, with a grant date fair value of $6.02 per share.

In November 2004, we granted 3,000,000 shares of restricted common stock. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the next five years beginning on November 18, 2005.

We recorded additional deferred compensation of $11,120 during the three months ended March 31, 2005 in connection with restricted stock units granted. As of March 31, 2005 and December 31, 2004, we had $43,251 and $43,600, respectively, of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation is being amortized to expense over the vesting period and is recorded as a component of equity granted to third parties and employees in the accompanying unaudited consolidated statements of operations. For the three months ended March 31, 2005 and 2004, we recognized stock compensation expense associated with these restricted stock units and shares of restricted stock of $9,301 and $3,379, respectively. For the three months ended March 31, 2005, we also recognized stock compensation expense of $838 for restricted stock units to be granted in February 2006 for 2005 services performed.

401(k) Savings Plan

We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $299 and $182 for the three months ended March 31, 2005 and March 31, 2004, respectively.

We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as regular employer contributions, will be determined by the compensation committee of our board of directors. Employees are only eligible to share in regular employer contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was $1,001 for the three months ended March 31, 2005.

9. Income Taxes

We recorded income tax expense of $560 and $2,521 for the three months ended March 31, 2005 and 2004, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of March 31, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Lease obligations	$5,733	$7,916	$7,531	$7,469	$7,460	$33,181	$69,290
Satellite and transmission	2,366	3,155	3,155	3,155	3,155	15,027	30,013
Programming and content	35,911	101,578	75,106	85,283	115,775	144,150	557,803
Customer service and billing	2,115	3,310	3,032	—	—	—	8,457
Marketing and distribution	46,786	25,208	9,725	9,170	9,450	14,550	114,889
Chip set development and production	16,501	6,631	—	—	—	—	23,132
Total contractual cash commitments	$109,412	$147,798	$98,549	$105,077	$135,840	$206,908	$803,584

Lease Obligations

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeaters and equipment.

Satellite and Transmission

We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network.

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

Chip Set Development and Production

We have entered into agreements with chip set manufacturers to produce chip sets for use in SIRIUS radios. Our agreement with ST Microelectronics requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreement with Agere Systems, Inc. requires us to license intellectual property related to our chip sets.

Joint Development Agreement

Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in the accompanying unaudited consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Other Commitments

In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2005 and December 31, 2004, $103,612 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

As of March 31, 2005, we have not entered into any off-balance sheet arrangements or transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business – Risk Factors” in Part I of the Form 10-K.

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

Executive Summary

We currently broadcast more than 120 channels of programming to listeners across the country. We offer 65 channels of 100% commercial-free music and feature over 55 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95. We offer discounts for pre-paid, long-term and multiple subscriptions.

Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellites, national broadcast studio, terrestrial repeater network, satellite uplink facility and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

Our primary source of revenue is subscription fees. We also derive revenue from activation fees, the sale of advertising on our non-music channels and from the direct sale of SIRIUS radios and accessories. Currently we receive an average of approximately nine months of prepaid revenue per subscriber upon activation.

Our cost of services includes expenses for satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses currently consist of costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network and national broadcast studio. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. Customer service and billing expenses include costs associated with the operation of our customer service center and subscriber management system.

As of March 31, 2005, we had 1,448,695 subscribers as compared with 1,143,258 subscribers as of December 31, 2004 and 351,663 subscribers as of March 31, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

The following tables contain a breakdown of our subscribers and other metrics which we use to measure our operating performance:

Subscribers:

	As of
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Retail	971,241	797,039	448,328	344,349	263,164
OEM and special markets	449,896	317,685	186,804	111,145	63,493
Hertz	27,558	28,534	27,157	24,847	25,006
Total subscribers	1,448,695	1,143,258	662,289	480,341	351,663

Metrics:

	For the Three Months Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Gross subscriber additions – including Hertz subscribers	354,708	521,479	207,181	149,164	108,732
Deactivated subscribers	49,271	40,510	25,233	20,486	18,130
Average monthly churn (1) (5)	1.3%	1.5%	1.5%	1.6%	2.0%
ARPU(2) (5)	$10.72	$9.57	$10.84	$10.65	$9.94
Subscriber acquisition costs per gross subscriber addition(3) (5)	$190	$124	$229	$234	$248

Loss from operations, as reported	$(190,259)	$(258,574)	$(167,237)	$(132,985)	$(119,508)
Depreciation	24,501	24,288	23,811	23,583	23,688
Equity granted to third parties and employees	38,706	79,065	17,752	12,083	17,824
Adjusted loss from operations (4) (5)	$(127,052)	$(155,221)	$(125,674)	$(97,319)	$(77,996)

______________
(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.
(2)	Average monthly revenue per subscriber, or ARPU, is derived from total earned subscriber revenue and net advertising revenue over the daily weighted average number of subscribers for the period.
(3)

Subscriber acquisition costs per gross subscriber addition is derived from total subscriber acquisition costs and negative margins from the direct sale of SIRIUS radios and accessories over the number of gross subscriber additions for the period. Figures are rounded to the nearest whole dollar.

(4)

Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. We believe adjusted loss from operations is useful to investors because it represents operating expenses excluding the effects of non-cash items. This measure most closely resembles EBITDA, a common financial measure used in analyzing the performance of companies.

(5)

Average monthly churn, ARPU, subscriber acquisition costs per gross subscriber addition and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance. As a result, these metrics may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring the actual subscriber and are recognized as subscriber acquisition costs. We acquire a large percentage of our annual gross subscriber additions in the fourth quarter of our fiscal year in connection with holiday sales. As a result, our subscriber acquisitions costs per gross subscriber addition are generally higher in the first three quarters of our fiscal year with a decline in the fourth quarter as we experience higher activation rates.

SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, RadioShack, Wal-Mart, Crutchfield, Office Depot, Sears, Target, Ultimate Electronics, Tweeter Home Entertainment Group, Good Guys, Kmart and DISH Network outlets. On March 31, 2005, SIRIUS radios were available at over 25,000 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at many airport locations nationwide. In addition, we have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), Mitsubishi Motors North America, BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios.

We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on: enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of SIRIUS radios through arrangements with automakers that agree to factory and dealer-install SIRIUS radios and through additional retail points-of-sale.

We have principally funded our operations through the sale of debt and equity securities. In 2004, we raised additional net proceeds of $614,438 through the offering of 25,000,000 shares of our common stock, $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009. Such offerings have better positioned us to continue to meet our business plan.

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

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

As of March 31, 2005, we had 1,448,695 subscribers compared with 1,143,258 subscribers at December 31, 2004, an increase of 305,437 subscribers. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a six-month and one-year prepaid subscription.

Subscriber revenue increased $32,702 to $41,904 for the three months ended March 31, 2005 from $9,202 for the three months ended March 31, 2004. The increase in total subscriber revenue was attributable to the growth of subscribers to our service. We added 305,437 net new subscribers during the three months ended March 31, 2005 compared with 90,602 net new subscribers during the three months ended March 31, 2004.

The following table contains a breakdown of our subscriber revenue:

	For the Three Months Ended March 31,
	2005	2004	Variance
Subscription fees	$40,598	$9,859	$30,739
Activation fees	1,538	404	1,134
Effects of mail-in rebates	(232)	(1,061)	829
Total subscriber revenue	$41,904	$9,202	$32,702

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

Advertising revenue increased $514 to $534 for the three months ended March 31, 2005 from $20 for the three months ended March 31, 2004. The increase was a direct result of an increase in the number of spots sold. Advertising revenue is dependent on the availability of advertising inventory to sell.

We expect advertising revenue to grow as we increase our ad sales, our subscriber base increases and we continue to improve brand awareness and content.

ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Three Months Ended March 31,
	2005	2004
Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.64	$11.68
Effects of Hertz subscribers	0.01	(0.62)
Effects of mail-in rebates	(0.06)	(1.14)
Average monthly subscriber revenue per subscriber	10.59	9.92
Average monthly net advertising revenue per subscriber	0.13	0.02
ARPU	$10.72	$9.94

The increase in ARPU to $10.72 for the three months ended March 31, 2005 from $9.94 for the three months ended March 31, 2004 is primarily attributable to the reduced impact of mail-in rebates, which resulted from an increase in our average subscriber base and the reduction of our rebate offer to $30 from $50 per eligible activation, in addition to the overall improvement in our Hertz program. These positive trends were offset in part by the effects of plan mix and the timing of the commencement of revenue recognition for prepaid subscriptions.

Future ARPU will be dependent upon the amount and timing of promotions, mail-in rebates offered to subscribers, the identification of additional revenue streams from subscribers and our ability to sell advertising on our non-music channels.

Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories.

Equipment revenue increased $717 to $767 for the three months ended March 31, 2005 from $50 for the three months ended March 31, 2004. The increase was attributable to the increased sales from our direct to consumer distribution channel.

We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel continue to grow.

Operating Expenses

Satellite and Transmission. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite tracking, telemetry and control system, terrestrial repeater network, satellite uplink facility and national broadcast studio.

Satellite and transmission expenses decreased $1,599 to $6,813 for the three months ended March 31, 2005 from $8,412 for the three months ended March 31, 2004. The decrease was primarily attributable to a $2,211 reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites may not be covered by the available insurance or would fall within a policy exclusion. Such decrease was primarily offset by increased costs associated with the use of security software to prevent the theft of our service and additions to our personnel. As of March 31, 2005, we had 139 repeaters in operation as compared with 133 repeaters as of March 31, 2004.

Future increases in satellite and transmission expenses will be primarily attributable to the addition of new terrestrial repeaters and maintenance to existing terrestrial repeaters.

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

Programming and content expenses increased $15,798 to $24,488 for the three months ended March 31, 2005 from $8,690 for the three months ended March 31, 2004. The increase was primarily attributable to an increase in personnel-related costs and license fees associated with sports related programming initiatives, such as the NFL, NBA and college sports. Specifically, $6,496 was related to license fees pursuant to our agreement with the NFL. We also incurred additional on-air talent costs due to the expansion of our programming line-up and variable broadcast royalties as a result of the increase in our subscriber base.

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

Customer service and billing expenses increased $5,632 to $9,492 for the three months ended March 31, 2005 from $3,860 for the three months ended March 31, 2004. The increase was primarily due to increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base, telecommunications charges as a result of the expansion and growth of our call center to accommodate the increase in our subscriber base and increased operation and maintenance costs associated with our new billing system implemented in 2004. Customer service and billing expenses increased 146% compared with an increase in our end of period subscribers of 312% as of March 31, 2005 as compared with March 31, 2004. Customer service and billing expenses per average subscriber per month for the three months ended March 31, 2005 was $2.40 compared with $4.16 for three months ended March 31, 2004.

We expect our customer care and billing expenses to increase and our costs per subscriber to decrease as our subscriber base grows.

Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold in connection with our direct to consumer distribution channel.

 Cost of equipment increased $912 to $976 for the three months ended March 31, 2005 from $64 for the three months ended March 31, 2004. The increase in cost of equipment was attributable to the increased sales from our direct to consumer distribution channel.

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

Sales and marketing expenses increased $11,050 to $36,732 for the three months ended March 31, 2005 from $25,682 for the three months ended March 31, 2004. Advertising media and production costs increased primarily due to additional sponsorship and event marketing costs. Distribution costs increased primarily as a result of costs associated with our retail distribution channel primarily for Best Buy, Circuit City, RadioShack, and Wal-Mart. In addition, higher revenue share costs were incurred for our OEM and special markets channel as a result of the increase in our OEM and special markets subscribers. Net OEM and special markets subscriber additions represented 43% of our total net subscriber additions for the three months ended March 31, 2005, as compared with 27% for the three months ended March 31, 2004. The remaining increase in sales and marketing expenses was primarily attributable to personnel-related costs to support our continued growth.

We expect sales and marketing expenses to increase in the future as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers and automakers, including subsidies paid to automakers who have agreed to include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

Subscriber acquisition costs increased $40,112 to $67,093 for the three months ended March 31, 2005 from $26,981 for the three months ended March 31, 2004, an increase of 149%. Over the same period, gross subscriber additions increased 226% from 108,732 for the three months ended March 31, 2004 to 354,708 for the three months ended March 31, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and restock inventory for first and second quarter sales as a result of selling out at retail after the 2004 holiday season, in addition to increases in commissions resulting from the increase in gross subscriber additions.

Subscriber acquisition costs per gross subscriber addition were $190 and $248 for the three months ended March 31, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in hardware subsidy rates as we introduced new generation product and lower chip set costs.

We expect total subscriber acquisition costs to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. However, we anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components. We expect subscriber acquisition costs per gross subscriber addition to remain relatively consistent for the first three quarters of 2005 and to decline in the fourth quarter reflecting the effects of reductions in hardware subsidy rates for future generation product and the impact of inventory sell-through for holiday sales. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross subscriber addition could increase in the short-term.

General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

General and administrative expenses increased $6,963 to $14,832 for the three months ended March 31, 2005 from $7,869 for the three months ended March 31, 2004. The increase was primarily a result of additional personnel-related costs and rent and occupancy costs to support the continued growth of our business; consulting fees for technical services, supply chain and business intelligence; and legal fees.

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

Engineering, design and development expenses increased $4,113 to $9,842 for the three months ended March 31, 2005 from $5,729 for the three months ended March 31, 2004. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, and costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford in preparation for SIRIUS factory installations.

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

Equity granted to third parties and employees expense for warrants increased $12,225 to $21,496 for the three months ended March 31, 2005 from $9,271 for the three months ended March 31, 2004. Of this increase, approximately $5,000 was attributable to higher expense associated with vesting events for warrants granted pursuant to various distribution and programming arrangements. The remaining increase in expense associated with warrants was accrued based on certain third parties’ performance toward achieving milestones. This expense may change in future periods as a result of price changes in our common stock.

Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $7,504 to $15,569 for the three months ended March 31, 2005 from $8,065 for the three months ended March 31, 2004. The increase was primarily attributable to expense associated with 2005 performance options. The remaining increase in expense associated with stock options, restricted stock, restricted stock units and other stock-based awards for the three months ended March 31, 2005 was primarily accrued for profit sharing and for restricted stock units expected to be granted in February 2006 for 2005 services performed.

Equity granted to third parties and employees expense for the three months ended March 31, 2005 and 2004 also included $1,641 and $488, respectively, of expense associated with the 15,173,070 shares of our common stock granted to the NFL upon signing the agreement.

Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the price of our common stock, valuation assumptions, vesting provisions and the timing as to when certain performance criteria are met, and could materially change. Beginning January 1, 2006, we are required to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included on our consolidated statements of operations, although such impact cannot be predicted at this time because it will depend on share-based payments granted in the future.

Other Income (Expense)

Interest and Investment Income. Interest and investment income includes interest on our cash and cash equivalents, marketable securities, and restricted investments and net gains on the sale of marketable securities.

Interest and investment income increased $2,818 to $4,487 for the three months ended March 31, 2005 from $1,669 for the three months ended March 31, 2004. The increase was primarily attributable to the increase in our average cash and cash equivalents balance resulting from funds raised through offerings of debt securities and an increase in the average market interest rate.

Interest Expense. Interest expense includes interest on outstanding debt and debt conversion costs. Debt conversion costs represent the loss associated with debt exchanged and are calculated as the difference between the fair market value of additional shares issued in excess of the fair market value of the amount of shares that would have been issued under original conversion ratios.

Interest expense decreased $16,374 to $7,325 for the three months ended March 31, 2005 from $23,699 for the three months ended March 31, 2004. The decrease was primarily due to debt conversion costs as a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest during the three months ended March 31, 2004. This decrease was offset by an increase in interest expense resulting from the issuance of our 3¼% Convertible Notes due 2011 in October 2004 and our 2½% Convertible Notes due 2009 in the first quarter of 2004.

Income Tax Expense. We recorded income tax expense of $560 and $2,521 for the three months ended March 31, 2005 and 2004, respectively. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

As of March 31, 2005, we had $629,376 in cash and cash equivalents compared with $701,056 as of March 31, 2004, a decrease of $71,680. Cash and cash equivalents decreased $124,515 during the three months ended March 31, 2005. The decrease was a result of net cash used in operating activities and investing activities of $117,168 and $8,332, respectively, offset by net cash provided by financing activities of $985.

Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Three Months Ended March 31,
	2005	2004	Variance
Net loss adjusted for non-cash items:
Net loss	$(193,612)	$(144,059)	$(49,553)
Depreciation	24,501	23,688	813
Non-cash interest expense	762	20,022	(19,260)
Loss on disposal of assets	127	19	108
Equity granted to third parties and employees	38,706	17,824	20,882
Deferred income taxes	560	2,521	(1,961)
Total net loss adjusted for non-cash items	(128,956)	(79,985)	(48,971)

Changes in operating assets and liabilities:
Marketable securities	16	(92)	108
Prepaid expenses and other current assets	(2,105)	(4,695)	2,590
Other long-term assets	(1,157)	(968)	(189)
Accrued interest	2,736	3,744	(1,008)
Accounts payable and accrued expenses	(5,838)	2,621	(8,459)
Deferred revenue	19,660	8,495	11,165
Other long-term liabilities	(1,524)	(991)	(533)
Total changes in operating assets and liabilities	11,788	8,114	3,674
Net cash used in operating activities	$(117,168)	$(71,871)	$(45,297)

Net cash used in operating activities increased $45,297 to $117,168 for the three months ended March 31, 2005 as compared with $71,871 for the three months ended March 31, 2004. Such increase was attributable to the $48,971 increase in the net loss adjusted for non-cash items, from $79,985 for the three months ended March 31, 2004 to $128,956 for the three months ended March 31, 2005, offset by an increase of $3,674 for changes in operating assets and liabilities. The increase in the net loss adjusted for non-cash items was a result of the $82,981 increase in operating expenses, excluding depreciation and equity granted to third parties and employees. Such increase in operating expenses was required to support the 312% increase in our subscriber base; the growth of our operations; the expansion of our retail and OEM distribution channels; and to acquire content, primarily in connection with our sports programming. Such increase was offset by the $33,925 increase in total revenue as a result of the growth of our subscriber base.

The net inflow of cash from changes in operating assets and liabilities was primarily attributable to an increase of $11,165 in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of approximately nine months of prepaid revenue per subscriber upon activation. This increase was offset in part by the decrease of $8,459 in accounts payable and accrued expenses primarily as a result of payments for 2004 accrued compensation and liabilities incurred in connection with the holiday selling season offset by the buildup of accruals for hardware and chip set subsidies to accommodate the growth of our subscriber base and restock inventory for first and second quarter sales as a result of selling out at retail after the 2004 holiday season.

We expect to continue to have net outflows of cash for 2005 to fund the continued growth of our operations. These cash outflows will be partially offset by cash received from subscribers on prepaid subscription plans.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $54,590 to $8,332 for the three months ended March 31, 2005 as compared with $62,922 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we deposited $6,291 in escrow to reimburse Ford for certain costs it will incur in connection with the introduction of SIRIUS radios as a factory option, including costs associated with tooling, facilities, non-recurring engineering, marketing and equipment subsidies. These deposits were offset by cash inflows of $4,835 as a result of the maturity of available-for-sale securities. During the three months ended March 31, 2004, we deposited $85,000 in escrow to fund the rights fees for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities. Capital expenditures increased to $6,888 for the three months ended March 31, 2005 from $2,950 for the three months ended March 31, 2004, primarily as a result of the implementation of our new subscriber management system.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $313,885 to $985 for the three months ended March 31, 2005 from $314,870 for the three months ended March 31, 2004. We raised net proceeds of $293,600 for the three months ended March 31, 2004 through the offering of $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009. We also received proceeds from the exercise of options of $993 and $1,453 for the three months ended March 31, 2005 and 2004, respectively, and proceeds from the exercise of warrants of $19,850 for the three months ended March 31, 2004.

Financings and Capital Requirements

We have financed our operations through the sale of debt and equity securities. Debt and equity transactions in 2004, included the following:

•         in October 2004, we sold 25,000,000 shares of our common stock and issued $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 resulting in aggregate net proceeds of $320,838; and

•         in the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with the exercise of warrants held by affiliates of The Blackstone Group L.P.

Future Liquidity and Capital Resource Requirements

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

Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire ten years from date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

As of March 31, 2005, approximately 119,391,000 stock options, shares of restricted stock and restricted stock units were outstanding. Approximately 98,863,000 shares of our common stock were available for grant under the 2003 Plan as of March 31, 2005. During the three months ended March 31, 2005, employees exercised 580,562 stock options at exercise prices ranging from $1.04 to $5.08 per share, resulting in proceeds to us of $999. Of this amount, $993 was collected as of March 31, 2005. The exercise of vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of March 31, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt obligations	$22,573	$26,249	$55,449	$87,942	$345,573	$244,800	$782,586
Lease obligations	5,733	7,916	7,531	7,469	7,460	33,181	69,290
Satellite and transmission	2,366	3,155	3,155	3,155	3,155	15,027	30,013

Programming and content	35,911	101,578	75,106	85,283	115,775	144,150	557,803
Customer service and billing	2,115	3,310	3,032	—	—	—	8,457
Marketing and distribution	46,786	25,208	9,725	9,170	9,450	14,550	114,889
Chip set development and production	16,501	6,631	—	—	—	—	23,132
Total contractual cash commitments	$131,985	$174,047	$153,998	$193,019	$481,413	$451,708	$1,586,170

Long-Term Debt Obligations

Long-term debt obligations include principal and interest payments. As of March 31, 2005, we had $658,377 in aggregate principal amount of outstanding debt.

Lease Obligations

We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeaters and equipment.

Satellite and Transmission

We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network.

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

Chip Set Development and Production

We have entered into agreements with chip set manufacturers to produce chip sets for use in SIRIUS radios. Our agreement with ST Microelectronics requires that we purchase a minimum quantity of chip sets during a three-year period and pay for the development of the chip sets as milestones are satisfied. Our agreement with Agere Systems, Inc. requires us to license intellectual property related to our chip sets.

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

Other Commitments

In addition to the contractual cash commitments described above, we have also entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2005 and December 31, 2004, $103,612 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

As of March 31, 2005, we have not entered into any off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in Note 3 to the unaudited consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

Subscription Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease price of a new vehicle; revenue derived from our agreement with Hertz; and non-refundable activation fees.

We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a six-month and one-year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. We also reimburse the automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, we believe that they do not resell our service; rather, they facilitate the sale of our service to our customers similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing services to our customers including being obligated to the customer if there were interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods. In subsequent periods, estimates are adjusted when necessary.

Stock-Based Compensation. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying unaudited consolidated statements of operations.

We account for modifications to stock-based awards in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”). FIN No. 44 provides that when the modification of a stock-based award occurs, a new measurement date results because the modification may allow an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. A new measurement of potential compensation should be measured as of the date of the modification. While measurement of the potential compensation is made as of that date, the recognition of the compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award’s original vesting terms.

We granted stock-based awards which vest July 1, 2008 with acceleration to earlier time periods as performance targets for fiscal periods are met. The performance targets are established in our annual planning process and may be modified from time to time by our board of directors. As these targets are set new measurement dates result. We recognize expense resulting from a new measurement date only if such employees voluntarily resign or are terminated for cause and had exercised or exercise such stock-based awards during the period of the accelerated vest date through July 1, 2008, the original vest date. Under these conditions, employees are deemed to benefit from the accelerated vest date. Stock-based awards with new measurement dates could result in the recognition of stock compensation expense of up to $24,196 through July 1, 2008 if during such period all of the affected employees were to voluntarily resign or were terminated for cause and had exercised or exercise such awards. For the three months ended March 31, 2005 and 2004, we recognized no stock compensation expense associated with the modification of stock-based awards as a result of a new measurement date.

In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance using the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. Fair value is determined using the Black-Scholes option valuation model and varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. Since we do not have sufficient historical information regarding the life expectancy of stock-based awards granted to non-employees, we currently use an expected life based on the term of the stock-based award as specified in each agreement. Expected stock price volatility is calculated over a period equal to the expected life and the risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods as the life expectancy of the stock-based awards may shorten based on exercise activity. In addition, expected stock price volatility is subject to change based on fluctuations in our stock price. These costs are classified in our accompanying unaudited consolidated statements of operations as a component of equity granted to third parties and employees.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers and automakers, including subsidies paid to automakers who have agreed to include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and manufacturers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

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

FCC License. We carry our FCC license at cost. Our FCC license has an indefinite life and is evaluated for impairment on an annual basis or more frequently if there are indicators of impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed an impairment analysis of our FCC license as of December 31, 2004, and determined that there was no impairment. We use projections regarding estimated future cash flows and other factors in assessing the fair value of our FCC license. If these estimates or projections change in the future, we may be required to record an impairment charge related to our FCC license.

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

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and control procedures. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to March 31, 2005.

Part II

Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

See Exhibit Index attached hereto.

(b) Reports on Form 8-K.

On January 15, 2005, we filed a Current Report on Form 8-K to report that the rights issued under our Rights Agreement, dated as of October 22, 1997, as amended, with The Bank of New York, as rights agent, expired. The rights permitted stockholders to acquire common stock from us at prices substantially below market value under certain change-in-control scenarios. Our board of directors elected not to renew the rights and determined that such action was in the best interests of our stockholders. We have no current plans to renew the rights or adopt a similar plan.

On January 26, 2005, we filed a Current Report on Form 8-K to announce our results for the year and three months ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.
By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2005

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

4.4	—Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).

4.5

—Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.6

—Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company’s 14½% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	—Form of 14½% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.8

—Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.9

—Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.10

—First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.11

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

Exhibit	Description

4.13	—Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.14

—Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.15

—Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.16

—Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17

—Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.18

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

4.23

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

*10.2

—Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

*10.3

—Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4

—Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.5

—Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.6

—Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.7	—CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.8

—Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.9

—Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.10

—Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1	—Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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