Form 10-Q
period 2005-06-30
SIRIUS SATELLITE RADIO INC
filed 2005-08-03
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

      Yes ☒   No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes ☒   No ☐

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,327,949,058 shares
(Class)	(Outstanding as of August 1, 2005)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Subscriber revenue, including effects of mail-in rebates	$49,622	$12,950	$91,526	$22,152
Advertising revenue, net of agency fees	1,052	130	1,586	150
Equipment revenue	1,503	140	2,270	190
Other revenue	17	10	28	29

Total revenue	52,194	13,230	95,410	22,521
Operating expenses:
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	6,668	8,183	13,481	16,595
Programming and content	16,147	10,405	40,635	19,095
Customer service and billing	7,738	4,529	17,230	8,389
Cost of equipment	1,952	405	2,928	469
Sales and marketing	33,862	35,066	68,774	60,748
Subscriber acquisition costs	68,693	34,711	135,786	61,692
General and administrative	14,120	11,332	28,952	19,201
Engineering, design and development	11,786	5,917	23,448	11,646
Depreciation	24,580	23,583	49,081	47,271
Equity granted to third parties and employees(1)	41,230	12,084	79,936	29,908

Total operating expenses	226,776	146,215	460,251	275,014

Loss from operations	(174,582)	(132,985)	(364,841)	(252,493)
Other income (expense):
Interest and investment income	4,790	1,946	9,277	3,615
Interest expense	(7,201)	(5,269)	(14,526)	(28,968)
Other income	7	71	52	71

Total other income (expense)	(2,404)	(3,252)	(5,197)	(25,282)

Loss before income taxes	(176,986)	(136,237)	(370,038)	(277,775)
Income tax expense	(560)	(560)	(1,120)	(3,081)

Net loss	$(177,546)	$(136,797)	$(371,158)	$(280,856)

Net loss per share (basic and diluted)	$(0.13)	$(0.11)	$(0.28)	$(0.23)

Weighted average common shares outstanding (basic and diluted)	1,324,270	1,235,920	1,319,318	1,226,764

(1)	Allocation of equity granted to third parties and employees to other operating expenses:
Satellite and transmission	$429	$171	$988	$595
Programming and content	5,098	1,046	10,005	2,877
Customer service and billing	126	46	265	132
Sales and marketing	7,228	3,380	20,639	15,383
Subscriber acquisition costs	12,533	3,965	18,761	4,067
General and administrative	8,332	2,907	15,609	5,256
Engineering, design and development	7,484	569	13,669	1,598

Total equity granted to third parties and employees	$41,230	$12,084	$79,936	$29,908

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$576,919	$753,891
Marketable securities	450	5,277
Prepaid expenses	15,757	12,956
Restricted investments	—	4,706
Other current assets	47,354	34,210

Total current assets	640,480	811,040
Property and equipment, net	839,569	881,280
FCC license	83,654	83,654
Restricted investments, net of current portion	92,615	92,615
Deferred financing fees	11,802	13,140
Other long-term assets	73,414	75,884

Total assets	$1,741,534	$1,957,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$206,397	$182,933
Accrued interest	5,608	5,758
Deferred revenue	122,091	80,823

Total current liabilities	334,096	269,514
Long-term debt	654,307	656,274
Deferred revenue, net of current portion	24,797	15,691
Other long-term liabilities	11,283	15,501

Total liabilities	1,024,483	956,980
Stockholders' equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,326,747,936 and 1,276,922,634 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,327	1,277
Additional paid-in capital	2,990,977	2,916,199
Deferred compensation	(38,239)	(50,963)
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(2,237,014)	(1,865,856)

Total stockholders' equity	717,051	1,000,633

Total liabilities and stockholders' equity	$1,741,534	$1,957,613

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Total

Balances, December 31, 2004	1,276,922,634	$1,277	$2,916,199	$(50,963)	$(24)	$(1,865,856)	$1,000,633
Net loss	—	—	—	—	—	(371,158)	(371,158)
Change in unrealized gain on available-for-sale securities	—	—	—	—	24		24

Total comprehensive loss							$(371,134)

Issuance of common stock to employees and employee benefit plans	2,604,135	3	2,988	—	—	—	2,991
Issuance of common stock to third parties	—	—	240	—	—	—	240
Compensation in connection with the issuance of stock-based awards	—	—	1,152	—	—	—	1,152
Issuance of stock-based awards	—	—	12,326	(12,326)	—	—	—
Cancellation of stock-based awards	—	—	(795)	795	—	—	—
Amortization of deferred compensation	—	—	—	24,255	—	—	24,255
Equity granted to third parties	—	—	50,448	—	—	—	50,448
Exercise of options, $0.67 to $5.08 per share	4,429,766	4	6,285	—	—	—	6,289
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	1,597,826	2	2,175	—	—	—	2,177
Exercise of warrants, $0.92 to $2.392 per share	41,193,575	41	(41)	—	—	—	—

Balances, June 30, 2005	1,326,747,936	$1,327	$2,990,977	$(38,239)	$—	$(2,237,014)	$717,051

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(371,158)	$(280,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,081	47,271
Non-cash interest expense	1,523	20,595
Loss on disposal of property and equipment	252	19
Equity granted to third parties and employees	79,936	29,908
Deferred income taxes	1,120	3,081
Changes in operating assets and liabilities:
Marketable securities	16	(92)
Prepaid expenses and other current assets	(15,761)	(29)
Other long-term assets	478	(3,414)
Accrued interest	(126)	2,876
Accounts payable and accrued expenses	26,002	29,473
Deferred revenue	50,374	17,968
Other long-term liabilities	(3,542)	(1,974)

Net cash used in operating activities	(181,805)	(135,174)

Cash flows from investing activities:
Additions to property and equipment	(10,863)	(10,340)
Sale of property and equipment	59	28
Purchase of restricted investments	(6,291)	(85,000)
Release of restricted investments	10,997	—
Maturities of available-for-sale securities	4,835	25,000

Net cash used in investing activities	(1,263)	(70,312)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	293,600
Proceeds from exercise of stock options	6,104	5,147
Proceeds from exercise of warrants	—	19,850
Other	(8)	(67)

Net cash provided by financing activities	6,096	318,530

Net (decrease) increase in cash and cash equivalents	(176,972)	113,044
Cash and cash equivalents at the beginning of period	753,891	520,979

Cash and cash equivalents at the end of period	$576,919	$634,023

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

      As of June 30, 2005, we had 1,814,626 subscribers as compared with 1,143,258 subscribers as of December 31, 2004 and 480,341 subscribers as of June 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid bundled subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

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

      In presenting the unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004, have been recorded. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

3. Summary of Significant Accounting Policies

      Stock-Based Compensation

      We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, “Accounting for Stock-Based Compensation,” and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in our opinion, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

      The following table illustrates the effect on net loss and net loss per share had stock-based compensation for employees been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net loss—as reported	$(177,546)	$(136,797)	$(371,158)	$(280,856)
Stock-based compensation to employees— included in equity granted to third parties and employees	13,853	4,796	27,304	12,861
Stock-based compensation to employees—pro forma	(23,905)	(15,607)	(50,551)	(31,876)

Net loss—pro forma	$(187,598)	$(147,608)	$(394,405)	$(299,871)

Net loss per share:
Basic and diluted—as reported	$(0.13)	$(0.11)	$(0.28)	$(0.23)
Basic and diluted—pro forma	$(0.14)	$(0.12)	$(0.30)	$(0.24)

      The pro forma stock-based compensation to employees was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.87%	3.72%	3.88%	3.72%
Expected life of options—years	5.73	5.30	5.44	5.30
Expected stock price volatility	112%	114%	113%	114%
Expected dividend yield	N/A	N/A	N/A	N/A

      Research and Development Costs

      Research and development costs are expensed as incurred. Research and development costs for the three months ended June 30, 2005 and 2004 were $8,371 and $5,678, respectively, and $15,828 and $10,041 for the six months ended June 30, 2005 and 2004, respectively, and are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

      Net (Loss) Income Per Share

      We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 227,000,000 and 233,000,000 for the three and six months ended June 30, 2005, respectively, and 188,000,000 and 170,000,000 for the three and six months ended June 30, 2004, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

      Comprehensive (Loss) Income

      We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive (loss) income. Comprehensive loss for the three months ended June 30, 2005 and 2004 was $177,546 and $136,830, respectively, and $371,134 and $280,908 for the six months ended June 30, 2005 and 2004, respectively.

      Marketable Securities

      We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of U.S. government notes, U.S. government agency obligations and certificates of deposit and are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value and unrealized gains and losses are included as a component of stockholders' equity. We recognized a loss on the sale or maturity of marketable securities of $16 for the six months ended June 30, 2005 and a gain on the sale or maturity of marketable securities of $76 for the six months ended June 30, 2004, none of which were recognized during the three months ended June 30, 2005 and 2004. We received proceeds from sales of marketable securities of $4,835 and $25,000 for the six months ended June 30, 2005 and 2004, respectively. Marketable securities held at June 30, 2005 mature within one year from the date of purchase. There were no unrealized holding gains or losses on marketable securities for the six months ended June 30, 2005. We had unrealized holding losses on marketable securities of $24 as of December 31, 2004.

      Restricted Investments

      Restricted investments consist of fixed income securities, which are stated at amortized cost. As of June 30, 2005 and December 31, 2004, long-term restricted investments were $92,615. Short-term restricted investments were $4,706 as of December 31, 2004. Long-term restricted investments included the $85,000 escrow deposit in connection with our National Football League (“NFL”) agreement which is invested under our direction in certificates of deposit and will be drawn by the NFL to pay the rights fees due for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons and certificates of deposit and United States government obligations pledged to secure our reimbursement obligations under letters of credit issued primarily for the benefit of the lessor of our headquarters. As of December 31, 2004, short-term restricted investments included monies deposited in escrow to secure our obligation to reimburse Ford for certain costs incurred in connection with the introduction of SIRIUS radios as a factory option, including costs associated with tooling, facilities, non-recurring engineering, marketing and equipment subsidies. The escrow for Ford was terminated in June 2005.

      Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC announced SFAS No. 123R would be effective no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25's intrinsic value method. Under SFAS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

No. 123R we will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees included in our consolidated statements of operations in future periods, although it will have no impact on our overall financial position.

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

      Subscriber revenue consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Subscription fees	$50,057	$13,067	$90,655	$22,926
Activation fees	1,346	327	2,884	731
Effect of mail-in rebates	(1,781)	(444)	(2,013)	(1,505)

Total subscriber revenue	$49,622	$12,950	$91,526	$22,152

5. Supplemental Cash Flow Disclosures

      The following represents supplemental cash flow information:

	For the Six Months Ended June 30,
	2005	2004
Cash paid for interest	$13,127	$5,637
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	2,557	913
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	—	40,967
Common stock issued in exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	2,177	86,568

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

6. Long-Term Debt

      Our long-term debt consists of the following:

		As of
	Conversion Price (per share)	June 30, 2005	December 31, 2004
3 1⁄4% Convertible Notes due 2011	$5.30	$230,000	$230,000
2 1⁄2% Convertible Notes due 2009	4.41	300,000	300,000
3 1⁄2% Convertible Notes due 2008	1.38	65,045	67,250
8 3⁄4% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744
14 1⁄2% Senior Secured Notes due 2009	N/A	28,318	28,080
15% Senior Secured Discount Notes due 2007	N/A	29,200	29,200

Total long-term debt		$654,307	$656,274

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

      During the six months ended June 30, 2005, we issued 1,597,826 shares of our common stock in exchange for $2,177 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In connection with these transactions, we incurred debt conversion costs

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

of $19,592 for the six months ended June 30, 2004. No debt conversion costs were recognized for the three and six months ended June 30, 2005.

7. Stockholders' Equity

      Common Stock, par value $0.001 per share

      We are authorized to issue 2,500,000,000 shares of our common stock. As of June 30, 2005, approximately 505,057,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

      During the six months ended June 30, 2005, employees exercised 4,429,766 stock options at exercise prices ranging from $0.67 to $5.08 per share, resulting in proceeds to us of $6,289. Of this amount, $6,104 was collected as of June 30, 2005.

      In October 2004, we sold 25,000,000 shares of our common stock resulting in net proceeds of $96,025.

      In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $1,860 and $293 of expense associated with these shares during the six months ended June 30, 2005 and 2004, respectively. Of the remaining $34,822 in common stock value, $5,852 and $28,970 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of June 30, 2005.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

      In March 2003, we also issued warrants to purchase 45,416,690 shares of our common stock in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. (“Apollo”). Warrants to purchase 27,250,013 shares of our common stock had an exercise price of $1.04 per share, and warrants to purchase 18,166,677 shares of our common stock had an exercise price of $0.92 per share. Apollo exercised all of its warrants prior to their expiration on March 7, 2005 in a series of cashless exercises. In connection with these transactions, we issued 39,538,505 shares of our common stock.

      Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

			Number of Warrants Outstanding as of
	Average Exercise Price	Expiration Date	June 30, 2005	December 31, 2004
NFL	$2.50	March 2008–March 2010	50,000	50,000
Apollo	0.99	March 2005	—	45,417
Penske companies	2.392	January 2009	35,600	38,000
DaimlerChrysler	1.04	May 2012	21,500	21,500
RadioShack	5.00	December 2010	10,000	10,000
Ford	3.00	September 2011	4,000	4,000
Other distribution and programming partners	3.16	January 2008—June 2014	9,148	9,363
Other	20.33	June 2005—April 2011	4,533	6,333

Total	$3.08		134,781	184,613

      We recognized expense of $24,528 and $6,107 in connection with warrants for the three months ended June 30, 2005 and 2004, respectively, and $46,024 and $15,378 for the six months ended June 30, 2005 and 2004, respectively.

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

      Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods, with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

      As of June 30, 2005, approximately 114,332,000 stock options, shares of restricted stock and restricted stock units were outstanding. Approximately 96,793,000 shares of our common stock were available for grant under the 2003 Plan as of June 30, 2005.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

      Stock Options

      During the six months ended June 30, 2005, we granted 1,107,467 non-qualified stock options at fair market value on the date of grant with an average exercise price of $5.42 per share.

      We recorded additional deferred compensation of $207 during the six months ended June 30, 2005 in connection with stock options granted. As of June 30, 2005 and December 31, 2004, we had $4,179 and $7,363, respectively, of deferred compensation in connection with stock options granted to employees below fair market value at the date of grant and stock options granted to members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. We recognized stock compensation expense associated with stock options of $4,578 and $2,810 for the three months ended June 30, 2005 and 2004, respectively, and $8,708 and $7,314 for the six months ended June 30, 2005 and 2004, respectively. Stock compensation expense associated with stock options for the three and six months ended June 30, 2005 includes a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date. Expense associated with stock options is recorded as a component of equity granted to third parties and employees in our accompanying unaudited consolidated statements of operations.

      Restricted Stock Units and Restricted Stock

      During the six months ended June 30, 2005, we granted 1,060,586 restricted stock units, with a grant date fair value of $6.00 per share.

      In November 2004, we granted 3,000,000 shares of restricted common stock. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the next five years beginning on November 18, 2005.

      We recorded additional deferred compensation of $12,119 during the six months ended June 30, 2005 in connection with restricted stock units granted. As of June 30, 2005 and December 31, 2004, we had $34,060 and $43,600, respectively, of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation is being amortized to expense over the vesting period and is recorded as a component of equity granted to third parties and employees in our accompanying unaudited consolidated statements of operations. We recognized stock compensation expense associated with these restricted stock units and shares of restricted stock of $9,795 and $3,180 for the three months ended June 30, 2005 and 2004, respectively, and $19,096 and $6,559 for the six months ended June 30, 2005 and 2004, respectively. For the three and six months ended June 30, 2005, we also recognized stock compensation expense of $773 and $1,611, respectively, for restricted stock units expected to be granted in February 2006 for services performed in 2005.

      401(k) Savings Plan

      We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee's pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1⁄3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $249 and $182 for the three months ended June 30, 2005 and 2004, respectively, and $548 and $364 for the six months ended June 30, 2005 and 2004, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

      We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to share in profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,088 and $2,089 for the three and six months ended June 30, 2005, respectively.

9. Income Taxes

      We recorded income tax expense of $560 for each of the three months ended June 30, 2005 and 2004 and $1,120 and $3,081 for the six months ended June 30, 2005 and 2004, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

      We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of June 30, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Lease obligations	$4,179	$8,361	$7,693	$7,507	$7,460	$33,181	$68,381
Satellite and transmission	1,578	3,155	3,155	3,155	3,155	15,027	29,225
Programming and content	32,821	114,899	89,105	97,897	125,225	148,800	608,747
Customer service and billing	1,755	5,560	3,032	—	—	—	10,347
Marketing and distribution	60,189	30,088	15,604	10,320	13,600	22,850	152,651
Chip set development and production	16,500	6,631	—	—	—	—	23,131

Total contractual cash commitments	$117,022	$168,694	$118,589	$118,879	$149,440	$219,858	$892,482

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
(Unaudited)

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

      Chip Set Development and Production

      We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we also purchase a minimum quantity of chip sets.

      Joint Development Agreement

      Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in our accompanying unaudited consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but they may be significant.

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

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2005 and December 31, 2004, $92,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

      As of June 30, 2005, we have not entered into any off-balance sheet arrangements or transactions.

11. Subsequent Event

      In August 2005, we agreed to sell $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 144A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

      The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Part I of the Form 10-K.

      Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and programming partners; and

•	our competitive position versus XM Radio, the other satellite radio service provider in the United States, which has substantially more subscribers than we do and may have certain competitive advantages, and versus other forms of audio and video entertainment.

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

      Our cost of services includes expenses for satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses currently consist of costs associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and national broadcast studio. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

      As of June 30, 2005, we had 1,814,626 subscribers compared with 1,143,258 subscribers as of December 31, 2004 and 480,341 subscribers as of June 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

      The following tables contain a breakdown of our subscribers and other metrics which we use to measure our operating performance:

Subscribers:

	As of
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Retail(1)	1,354,798	1,109,813	911,255	534,871	400,429
OEM(1)	432,988	311,324	203,469	100,261	55,065
Hertz	26,840	27,558	28,534	27,157	24,847

Total subscribers	1,814,626	1,448,695	1,143,258	662,289	480,341

(1)	Retail includes subscribers that were previously classified as special markets. All subscriber figures for prior periods have been reclassified to conform to the current period presentation.

Metrics:

	For the Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Gross subscriber additions—including Hertz subscribers	432,687	354,708	521,479	207,181	149,164
Deactivated subscribers	66,756	49,271	40,510	25,233	20,486
Average monthly churn(1)(5)	1.4%	1.3%	1.5%	1.5%	1.6%
ARPU(2)(5)	$10.50	$10.72	$9.57	$10.84	$10.65
Subscriber acquisition costs per gross subscriber addition(3)(5)	$160	$190	$124	$229	$234
Loss from operations, as reported	$(174,582)	$(190,259)	$(258,574)	$(167,237)	$(132,985)
Depreciation	24,580	24,501	24,288	23,811	23,583
Equity granted to third parties and employees	41,230	38,706	79,065	17,752	12,084

Adjusted loss from operations(4)(5)	$(108,772)	$(127,052)	$(155,221)	$(125,674)	$(97,318)

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.
(2)	Average monthly revenue per subscriber, or ARPU, is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period.
(3)	Subscriber acquisition costs per gross subscriber addition is derived from total subscriber acquisition costs and negative margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. Figures are rounded to the nearest whole dollar.

(footnotes continued on next page)

(footnotes continued from previous page)

(4)	Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. We believe adjusted loss from operations is useful to investors because it represents operating expenses excluding the effects of non-cash items. This measure most closely resembles EBITDA, defined as net loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is a common financial measure used in analyzing the performance of companies.
(5)	Average monthly churn, ARPU, subscriber acquisition costs per gross subscriber addition and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance. As a result, these metrics may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

      Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs. We acquire a large percentage of our annual gross subscriber additions in the fourth quarter of our fiscal year in connection with holiday sales. As a result, our subscriber acquisition costs per gross subscriber addition are generally higher in the first three quarters of our fiscal year with a decline in the fourth quarter as we experience higher activation rates.

      SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios are available for sale at national and regional retailers, including Best Buy, Circuit City, RadioShack, Wal-Mart, Crutchfield, Office Depot, Sears, Target, Ultimate Electronics, Tweeter Home Entertainment Group, Good Guys, Kmart and DISH Network outlets. On June 30, 2005, SIRIUS radios were available at over 25,000 retail locations. SIRIUS radios are also offered to renters of Hertz vehicles at many airport locations nationwide. In addition, we have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), Mitsubishi Motors North America, BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on: enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of SIRIUS radios through arrangements with automakers and through additional retail points-of-sale.

      We have principally funded our operations through the sale of debt and equity securities. In 2004, we raised additional net proceeds of $614,438 through the offering of 25,000,000 shares of our common stock, $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 and $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009. Such offerings have better positioned us to continue to meet our business plan. In August 2005, we agreed to sell $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 144A.

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

Results of Operations

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

      Total Revenue

      Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

      As of June 30, 2005, we had 1,814,626 subscribers compared with 1,143,258 subscribers at December 31, 2004 and 480,341 subscribers as of June 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

      Subscriber revenue increased $36,672 to $49,622 for the three months ended June 30, 2005 from $12,950 for the three months ended June 30, 2004. The increase in total subscriber revenue was attributable to the growth of subscribers to our service. We added 365,931 net new subscribers during the three months ended June 30, 2005 compared with 128,678 net new subscribers during the three months ended June 30, 2004.

      The following table contains a breakdown of our subscriber revenue:

	For the Three Months Ended June 30,
	2005	2004	Variance
Subscription fees	$50,057	$13,067	$36,990
Activation fees	1,346	327	1,019
Effects of mail-in rebates	(1,781)	(444)	(1,337)

Total subscriber revenue	$49,622	$12,950	$36,672

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

      Advertising revenue increased $922 to $1,052 for the three months ended June 30, 2005 from $130 for the three months ended June 30, 2004. The increase was a direct result of an increase in rates and the number of spots sold. Advertising revenue is dependent on the availability of advertising inventory to sell.

      We expect advertising revenue to grow as our subscriber base increases and we continue to improve brand awareness and content.

      ARPU. Average monthly revenue per subscriber, or ARPU, is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. Set forth below is a table showing the calculation of ARPU:

	For the Three Months Ended June 30,
	2005	2004
Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.60	$11.19
Effects of Hertz subscribers	0.05	(0.29)
Effects of mail-in rebates	(0.37)	(0.36)

Average monthly subscriber revenue per subscriber	10.28	10.54
Average monthly net advertising revenue per subscriber	0.22	0.11

ARPU	$10.50	$10.65

      The decrease in ARPU to $10.50 for the three months ended June 30, 2005 from $10.65 for the three months ended June 30, 2004 is primarily attributable to the effects of subscription plan mix and the timing of the commencement of revenue recognition for prepaid subscriptions, offset by the effects of overall improvement in our Hertz program and increased advertising revenue.

      Future ARPU will be dependent upon the amount and timing of promotions, mail-in rebates offered to subscribers, the identification of additional revenue streams from subscribers and the sale of advertising on our non-music channels.

      Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories.

      Equipment revenue increased $1,363 to $1,503 for the three months ended June 30, 2005 from $140 for the three months ended June 30, 2004. The increase was the result of increased sales through our direct to consumer distribution channel.

      We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

      Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses consist of in-orbit satellite insurance and costs associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and national broadcast studio.

      Satellite and transmission expenses decreased $1,515 to $6,668 for the three months ended June 30, 2005 from $8,183 for the three months ended June 30, 2004. The decrease was primarily attributable to a $2,211 reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; the practices of other satellite companies as to in-orbit insurance; and the likelihood that a catastrophic failure of one or more of our satellites may not be covered by the available insurance or would fall within a policy exclusion. Such decrease was offset primarily by increased costs associated with the use of security software to prevent the theft of our service and additions to our personnel. As of June 30, 2005, we had 140 terrestrial repeaters in operation as compared with 134 terrestrial repeaters as of June 30, 2004.

      Future increases in satellite and transmission expenses will be primarily attributable to the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. In addition, such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance or launch new satellites.

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

      Programming and content expenses increased $5,742 to $16,147 for the three months ended June 30, 2005 from $10,405 for the three months ended June 30, 2004. The increase was primarily attributable to an increase in personnel-related costs and license fees associated with sports related programming initiatives, such as the NBA and college sports. We also incurred additional on-air talent costs due to the expansion of our programming line-up and variable broadcast royalties as a result of the increase in our subscriber base.

      We anticipate that our programming and content expenses will increase significantly as we continue to develop and enhance our channels. Our agreement with Martha Stewart beginning in the third quarter of 2005, and our agreements with Howard Stern and NASCAR beginning in 2006 and 2007, respectively, will significantly increase our programming and content expenses. We regularly evaluate new programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial cost.

      Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

      Customer service and billing expenses increased $3,209 to $7,738 for the three months ended June 30, 2005 from $4,529 for the three months ended June 30, 2004. The increase was primarily due to increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base and telecommunications charges as a result of the expansion and growth of our call centers to accommodate the increase in our subscriber base. Customer service and billing expenses increased 71% compared with an increase in our end of period subscribers of 278% as of June 30, 2005 as compared with June 30, 2004. Customer service and billing expenses per average subscriber per month for the three months ended June 30, 2005 was $1.60 compared with $3.69 for the three months ended June 30, 2004.

      We expect our customer care and billing expenses to increase and our costs per subscriber to decrease as our subscribers grow.

      Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

      Cost of equipment increased $1,547 to $1,952 for the three months ended June 30, 2005 from $405 for the three months ended June 30, 2004. The increase in cost of equipment was attributable to increased sales from our direct to consumer distribution channel, offset by reductions in the per unit costs of SIRIUS radios and accessories.

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

      Sales and marketing expenses decreased $1,204 to $33,862 for the three months ended June 30, 2005 from $35,066 for the three months ended June 30, 2004. Advertising media and production costs decreased primarily due to additional costs incurred in 2004 for our NFL marketing campaign. Distribution costs decreased primarily as a result of costs associated with the commencement of our sales efforts with RadioShack in June 2004, offset by increased retail residuals and OEM revenue share as a result of an increase in subscribers of 278% from 480,341 as of June 30, 2004 to 1,814,626 as of June 30, 2005. The overall decreases in advertising media and production costs and distribution costs were offset by additional personnel-related costs to support our growth.

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

      Subscriber acquisition costs increased $33,982 to $68,693 for the three months ended June 30, 2005 from $34,711 for the three months ended June 30, 2004, an increase of 98%. Over the same period, gross subscriber additions increased 190% from 149,164 for the three months ended June 30, 2004 to 432,687 for the three months ended June 30, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and commissions resulting from the increase in gross subscriber additions.

      Subscriber acquisition costs per gross subscriber addition were $160 and $234 for the three months ended June 30, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in hardware subsidy rates as we continue to reduce manufacturing and chip set costs.

      We expect total subscriber acquisition costs to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. However, we anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components. We expect subscriber acquisition costs per gross subscriber to remain relatively consistent in the third quarter of 2005 with the second quarter of 2005 and to decline in the fourth quarter of 2005, reflecting the effects of reductions in hardware subsidy rates for future generation product and the impact of inventory sell-through for holiday sales. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross subscriber addition could increase.

      General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

      General and administrative expenses increased $2,788 to $14,120 for the three months ended June 30, 2005 from $11,332 for the three months ended June 30, 2004. The increase was primarily a result of additional personnel-related costs and rent and occupancy costs to support the growth of our business.

      We expect our general and administrative expenses to increase in future periods for increased personnel-related, services and facility costs to support our growth.

      Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

      Engineering, design and development expenses increased $5,869 to $11,786 for the three months ended June 30, 2005 from $5,917 for the three months ended June 30, 2004. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford to support factory installations of SIRIUS radios, and product development costs for our next generation of products.

      We expect our engineering, design and development expenses to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broad range of their vehicles and as we develop future generations of chip sets and new products and services.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense includes the costs associated with warrants, stock options, restricted stock, restricted stock units and other stock-based awards granted to third parties pursuant to programming, sales and marketing and distribution agreements; employees; members of our board of directors; consultants; and employee benefit plans.

      Equity granted to third parties and employees expense for warrants increased $18,421 to $24,528 for the three months ended June 30, 2005 from $6,107 for the three months ended June 30, 2004. This increase is primarily attributable to expense accrued based on certain distribution partners' performance toward achieving eligible vehicle, subscriber activation and delivery milestones. Expense associated with warrants that have not yet vested may change in future periods as a result of price changes in our common stock.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $10,311 to $16,483 for the three months ended June 30, 2005 from $6,172 for the three months ended June 30, 2004. The increase was primarily attributable to expense associated with restricted stock units which accelerate to earlier periods as performance targets for fiscal periods are met, grants of stock-based awards and modifications of existing stock-based awards. The remaining increase was primarily related to expense accrued for 2005 profit sharing and for restricted stock units granted or that we expect to grant for services performed in 2004 and 2005, respectively.

      Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the price of our common stock, valuation assumptions, vesting provisions and the timing as to when certain performance criteria are met, and could materially change. Beginning January 1, 2006, we are required to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included on our consolidated statements of operations, although such impact cannot be quantified at this time because it will depend on share-based payments granted in the future.

      Other Income (Expense)

      Interest and Investment Income. Interest and investment income includes interest on our cash and cash equivalents, marketable securities, and restricted investments and net gains on the sale of marketable securities.

      Interest and investment income increased $2,844 to $4,790 for the three months ended June 30, 2005 from $1,946 for the three months ended June 30, 2004. The increase was primarily attributable to the increase in our average cash and cash equivalents balance resulting from funds raised through offerings of debt securities and an increase in the average interest rate.

      Interest Expense. Interest expense includes interest on outstanding debt and debt conversion costs. Debt conversion costs represent the loss associated with debt exchanged and are calculated as the difference between the fair market value of additional shares issued in excess of the fair market value of the amount of shares that would have been issued under original conversion ratios.

      Interest expense increased $1,932 to $7,201 for the three months ended June 30, 2005 from $5,269 for the three months ended June 30, 2004. The increase was primarily due to the issuance of our 3 1⁄4% Convertible Notes due 2011 in October 2004.

      Income Tax Expense

      Income Tax Expense. We recorded income tax expense of $560 for the three months ended June 30, 2005 and 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Results of Operations

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

      Total Revenue

      Subscriber Revenue. Subscriber revenue increased $69,374 to $91,526 for the six months ended June 30, 2005 from $22,152 for the six months ended June 30, 2004. The increase in total subscriber revenue was attributable to the growth of subscribers to our service. We added 671,368 net new subscribers during the six months ended June 30, 2005 compared with 219,280 net new subscribers during the six months ended June 30, 2004.

      The following table contains a breakdown of our subscriber revenue:

	For the Six Months Ended June 30,
	2005	2004	Variance
Subscription fees	$90,655	$22,926	$67,729
Activation fees	2,884	731	2,153
Effects of mail-in rebates	(2,013)	(1,505)	(508)

Total subscriber revenue	$91,526	$22,152	$69,374

      Advertising Revenue. Advertising revenue increased $1,436 to $1,586 for the six months ended June 30, 2005 from $150 for the six months ended June 30, 2004. The increase was a direct result of an increase in rates and the number of spots sold.

      ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Six Months Ended June 30,
	2005	2004
Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.61	$11.35
Effects of Hertz subscribers	0.03	(0.38)
Effects of mail-in rebates	(0.23)	(0.70)

Average monthly subscriber revenue per subscriber	10.41	10.27
Average monthly net advertising revenue per subscriber	0.18	0.07

ARPU	$10.59	$10.34

      The increase in ARPU to $10.59 for the six months ended June 30, 2005 from $10.34 for the six months ended June 30, 2004 is primarily attributable to the reduced impact of mail-in rebates, which resulted from an increase in our average subscriber base and the reduction of our first quarter 2005 rebate offer to $30 from $50 per eligible activation; the effects of overall improvement in our Hertz program; and increased advertising revenue. These positive trends were offset, in part, by the effects of subscription plan mix and the timing of the commencement of revenue recognition for prepaid subscriptions.

      Equipment Revenue. Equipment revenue increased $2,080 to $2,270 for the six months ended June 30, 2005 from $190 for the six months ended June 30, 2004. The increase was the result of increased sales through our direct to consumer distribution channel.

      Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses decreased $3,114 to $13,481 for the six months ended June 30, 2005 from $16,595 for the six months ended June 30, 2004. The decrease was primarily attributable to a $4,422 reduction in satellite insurance costs. Such decrease was offset primarily by increased costs associated with the use of security software to prevent the theft of our service and additions to our personnel.

      Programming and Content. Programming and content expenses increased $21,540 to $40,635 for the six months ended June 30, 2005 from $19,095 for the six months ended June 30, 2004. The increase was primarily attributable to an increase in personnel-related costs and license fees associated with sports related programming initiatives, such as the NFL, NBA and college sports. We also incurred additional on-air talent costs due to the expansion of our programming line-up and variable broadcast royalties as a result of the increase in our subscriber base.

      Customer Service and Billing. Customer service and billing expenses increased $8,841 to $17,230 for the six months ended June 30, 2005 from $8,389 for the six months ended June 30, 2004. The increase was primarily due to increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base, increased telecommunication charges as a result of the expansion and growth of our call centers to accommodate the increase in our subscriber base and increased operation and maintenance costs associated with our new billing system implemented in the fourth quarter of 2004. Customer service and billing expenses increased 105% compared with an increase in our end of period subscribers of 278% as of June 30, 2005 as compared with June 30, 2004. Customer service and billing expenses per average subscriber per month for the six months ended June 30, 2005 was $1.96 compared with $3.89 for the six months ended June 30, 2004.

      Cost of Equipment. Cost of equipment increased $2,459 to $2,928 for the six months ended June 30, 2005 from $469 for the six months ended June 30, 2004. The increase in cost of equipment was attributable to increased sales through our direct to consumer distribution channel, offset by reductions in the per unit costs of SIRIUS radios and accessories.

      Sales and Marketing. Sales and marketing expenses increased $8,026 to $68,774 for the six months ended June 30, 2005 from $60,748 for the six months ended June 30, 2004. Advertising media and production costs increased primarily due to additional sponsorship, event marketing and advertising costs as we build brand awareness through national advertising and promotional activities. Distribution costs increased primarily as a result of additional costs associated with the expansion of our retail distribution channel, increased retail residuals and OEM revenue share as a result of the increase in subscribers, and increases in personnel-related costs to support our growth. Such increases were offset in part by costs associated with the commencement of our sales efforts with RadioShack in June 2004.

      Subscriber Acquisition Costs. Subscriber acquisition costs increased $74,094 to $135,786 for the six months ended June 30, 2005 from $61,692 for the six months ended June 30, 2004, an increase of 120%. Over the same period, gross subscriber additions increased 205% from 257,896 for the six months ended June 30, 2004 to 787,395 for the six months ended June 30, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and to restock inventory in the first quarter of 2005 as a result of selling out at retail after the 2004 holiday season, in addition to increases in commissions resulting from the increase in gross subscriber additions.

      Subscriber acquisition costs per gross subscriber addition were $173 and $240 for the six months ended June 30, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in hardware subsidy rates as we continue to reduce manufacturing and chip set costs.

      General and Administrative. General and administrative expenses increased $9,751 to $28,952 for the six months ended June 30, 2005 from $19,201 for the six months ended June 30, 2004. The increase was primarily a result of additional personnel-related costs and rent and occupancy costs to support the growth of our business.

      Engineering, Design and Development. Engineering, design and development expenses increased $11,802 to $23,448 for the six months ended June 30, 2005 from $11,646 for the six months ended June 30, 2004. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford to support factory installations of SIRIUS radios, and product development costs for our next generation of products.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants increased $30,646 to $46,024 for the six months ended June 30, 2005 from $15,378 for the six months ended June 30, 2004. This increase is primarily attributable to expense accrued based on certain distribution partners' performance toward achieving eligible vehicle, subscriber activation and delivery milestones. In addition, we also recognized approximately $5,000 of higher expense associated with performance based vesting events for warrants granted pursuant to various distribution and programming agreements.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $17,815 to $32,052 for the six months ended June 30, 2005 from $14,237 for the six months ended June 30, 2004. The increase was primarily attributable to expense associated with restricted stock units which accelerate to earlier periods as performance targets for fiscal periods are met, grants of stock-based awards, and modifications of existing stock-based awards. The remaining increase was primarily related to expense accrued for 2005 profit sharing and for restricted stock units we expect to grant for services performed in 2005. Such increases were offset in part by lower expense associated with 2004 performance options that vested in March 2005.

      Equity granted to third parties and employees expense for the six months ended June 30, 2005 and 2004 also included $1,860 and $293, respectively, of expense associated with the 15,173,070 shares of our common stock granted to the NFL.

      Other Income (Expense)

      Interest and Investment Income. Interest and investment income increased $5,662 to $9,277 for the six months ended June 30, 2005 from $3,615 for the six months ended June 30, 2004. The increase was primarily attributable to the increase in our average cash and cash equivalents balance resulting from funds raised through offerings of debt securities and an increase in the average interest rate.

      Interest Expense. Interest expense decreased $14,442 to $14,526 for the six months ended June 30, 2005 from $28,968 for the six months ended June 30, 2004. The decrease was primarily due to debt conversion costs as a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest in 2004. This decrease was offset by an increase in interest expense resulting from the issuance of our 3 1⁄4% Convertible Notes due 2011 in October 2004 and a full six month impact of our 2 1⁄2% Convertible Notes due 2009 issued in the first quarter of 2004.

      Income Tax Expense

      Income Tax Expense. We recorded income tax expense of $1,120 and $3,081 for the six months ended June 30, 2005 and 2004, respectively. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

      As of June 30, 2005, we had $576,919 in cash and cash equivalents compared with $634,023 as of June 30, 2004, a decrease of $57,104. Cash and cash equivalents decreased $176,972 during the six months ended June 30, 2005. The decrease was a result of net cash used in operating activities and investing activities of $181,805 and $1,263, respectively, offset by net cash provided by financing activities of $6,096.

      Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Six Months Ended June 30,
	2005	2004	Variance
Net loss adjusted for non-cash items:
Net loss	$(371,158)	$(280,856)	$(90,302)
Depreciation	49,081	47,271	1,810
Non-cash interest expense	1,523	20,595	(19,072)
Loss on disposal of assets	252	19	233
Equity granted to third parties and employees	79,936	29,908	50,028
Deferred income taxes	1,120	3,081	(1,961)

Total net loss adjusted for non-cash items	(239,246)	(179,982)	(59,264)

Changes in operating assets and liabilities:
Marketable securities	16	(92)	108
Prepaid expenses and other current assets	(15,761)	(29)	(15,732)
Other long-term assets	478	(3,414)	3,892
Accrued interest	(126)	2,876	(3,002)
Accounts payable and accrued expenses	26,002	29,473	(3,471)
Deferred revenue	50,374	17,968	32,406
Other long-term liabilities	(3,542)	(1,974)	(1,568)

Total changes in operating assets and liabilities	57,441	44,808	12,633

Net cash used in operating activities	$(181,805)	$(135,174)	$(46,631)

      Net cash used in operating activities increased $46,631 to $181,805 for the six months ended June 30, 2005 from $135,174 for the six months ended June 30, 2004. Such increase was attributable to the $59,264 increase in the net loss adjusted for non-cash items, from $179,982 for the six months ended June 30, 2004 to $239,246 for the six months ended June 30, 2005, offset by an increase of $12,633 for changes in operating assets and liabilities. The increase in the net loss adjusted for non-cash items was primarily a result of a $74,094 increase in subscriber acquisition costs due to the increase in subscribers. Revenue increases of $72,889, or 324%, more than offset increases in other operating expenses. Increases in operating expenses were required to support the 278% increase in our subscriber base; the growth of our operations; tooling and manufacturing upgrades at DaimlerChrysler and Ford in preparation for factory installations of SIRIUS radios; and to acquire content, primarily in connection with our sports programming.

      The net inflow of cash from changes in operating assets and liabilities was primarily attributable to an increase of $32,406 in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of approximately nine months of prepaid revenue per subscriber upon activation. This increase was offset in part by the increase of

$15,732 in prepaid expenses and other current assets primarily for increases in accounts receivable and chip set inventory to support the growth of our business.

      We expect to continue to have net outflows of cash for 2005 to fund the growth of our operations. These cash outflows will be partially offset by cash received from subscribers on prepaid subscription plans.

      Net Cash Used in Investing Activities. Net cash used in investing activities decreased $69,049 to $1,263 for the six months ended June 30, 2005 from $70,312 for the six months ended June 30, 2004. For the six months ended June 30, 2005, funds we placed in escrow to support our obligation to reimburse Ford for certain costs it will incur in connection with the introduction of SIRIUS radios as a factory option were released from escrow. Additional cash inflows of $4,835 were a result of the maturity of available-for-sale securities. During the six months ended June 30, 2004, we deposited $85,000 in escrow to fund the rights fees for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities. Capital expenditures remained consistent at $10,863 and $10,340 for the six months ended June 30, 2005 and 2004, respectively.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $312,434 to $6,096 for the six months ended June 30, 2005 from $318,530 for the six months ended June 30, 2004. We raised net proceeds of $293,600 during the six months ended June 30, 2004 through the offering of $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009. We also received proceeds from the exercise of options of $6,104 and $5,147 for the six months ended June 30, 2005 and 2004, respectively, and proceeds from the exercise of warrants of $19,850 for the six months ended June 30, 2004.

Financings and Capital Requirements

      We have financed our operations through the sale of debt and equity securities. Debt and equity transactions in 2004 and 2005, included the following:

•	in October 2004, we sold 25,000,000 shares of our common stock and issued $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in aggregate net proceeds of $320,838;

•	in the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with the exercise of warrants held by affiliates of The Blackstone Group L.P.; and

•	in August 2005, we agreed to sell $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 144A.

Future Liquidity and Capital Resource Requirements

      Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. We expect to generate positive free cash flow for the full year 2007, and our first quarter of positive free cash flow could be reached as early as the fourth quarter of 2006. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

      Our business is in its early stages, and we regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and

acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. Although we have no current plans to launch Sirius-4, our spare satellite, we continually evaluate the benefits and costs of launching this satellite.

      To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. In August 2005, we agreed to sell $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 144A.

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

      Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement that includes one or all of the following: (1) over time, generally three to five years from the date of grant; (2) on a specific date in future periods, with acceleration to earlier periods if performance criteria are satisfied; or (3) as certain performance targets set at the time of grant are achieved. Stock-based awards generally expire ten years from date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

      As of June 30, 2005, approximately 114,332,000 stock options, shares of restricted stock and restricted stock units were outstanding. Approximately 96,793,000 shares of our common stock were available for grant under the 2003 Plan as of June 30, 2005. During the six months ended June 30, 2005, employees exercised 4,429,766 stock options at exercise prices ranging from $0.67 to $5.08 per share, resulting in proceeds to us of $6,289. Of this amount, $6,104 was collected as of June 30, 2005. The exercise of vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

      We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of June 30, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt obligations	$13,086	$26,171	$55,371	$85,698	$345,573	$244,800	$770,699
Lease obligations	4,179	8,361	7,693	7,507	7,460	33,181	68,381
Satellite and transmission	1,578	3,155	3,155	3,155	3,155	15,027	29,225
Programming and content	32,821	114,899	89,105	97,897	125,225	148,800	608,747
Customer service and billing	1,755	5,560	3,032	—	—	—	10,347
Marketing and distribution	60,189	30,088	15,604	10,320	13,600	22,850	152,651
Chip set development and production	16,500	6,631	—	—	—	—	23,131

Total contractual cash commitments	$130,108	$194,865	$173,960	$204,577	$495,013	$464,658	$1,663,181

Long-Term Debt Obligations

      Long-term debt obligations include principal and interest payments. As of June 30, 2005, we had $656,247 in aggregate principal amount of outstanding debt.

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

Chip Set Development and Production

      We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we also purchase a minimum quantity of chip sets.

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

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2005 and December 31, 2004, $92,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

      As of June 30, 2005, we have not entered into any off-balance sheet arrangements or transactions.

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

      Subscriber Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease price of a new vehicle; revenue derived from our agreement with Hertz; and non-refundable activation fees.

      We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan. At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription typically receive between a six-month and one-year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. We also reimburse the automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing services to our customers including being obligated to the customer if there were interruption of service.

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

      We account for modifications to stock-based awards in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”). FIN No. 44 provides that when the modification of a stock-based award occurs, a new measurement date results because the modification may allow an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. A new measurement of potential compensation is measured as of the date of the modification. While measurement of the potential compensation is made as of that date, the recognition of the compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award's original vesting terms.

      We granted stock-based awards which vest July 1, 2008 with acceleration to earlier time periods as performance targets for fiscal periods are met. The performance targets are established annually and may be modified by our board of directors. As these targets are set new measurement dates result. We recognize expense resulting from a new measurement date only if such employees voluntarily resign or are terminated for cause and had exercised or exercise such stock-based awards during the period of the accelerated vest date through July 1, 2008, the original vest date. Under these conditions, employees are deemed to benefit from the accelerated vest date. Stock-based awards with new measurement dates could result in the recognition of stock compensation expense of up to $23,372 through July 1, 2008 if during such period all of the affected employees were to voluntarily resign or were terminated for cause and had exercised or exercise such awards. Stock compensation expense associated with stock options for the three and six months ended June 30, 2005 includes a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

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

Item 4. Controls and Procedures

      As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to June 30, 2005.

Part II
Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      At our annual meeting of stockholders held on Wednesday, May 25, 2005, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person's name:

	Votes Cast
	For	Against

Leon D. Black	1,142,442,426	12,840,120
Joseph P. Clayton	1,128,854,585	12,840,120
Lawrence F. Gilberti	1,140,835,420	14,447,116
James P. Holden	1,140,882,104	14,400,432
Mel Karmazin	1,130,612,916	24,669,620
Warren N. Lieberfarb	1,146,110,258	9,172,278
Michael J. McGuiness	1,146,202,572	9,079,964
James F. Mooney	1,143,323,574	11,958,962

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

      See Exhibit Index attached hereto.

      (b) Reports on Form 8-K.

      On April 28, 2005, we filed a Current Report on Form 8-K to announce our financial and operating results for the three months ended March 31, 2005.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.

By:	/S/ DAVID J. FREAR

David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 3, 2005

EXHIBIT INDEX

Exhibit		Description
3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).
4.2	—	Indenture, dated as of November 26, 1997, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34769) (the “1997 Units Registration Statement”)).
4.3	—	Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to IBJ Schroder Bank & Trust Company), as trustee, relating to the Company's 15% Senior Secured Discount Notes due 2007 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.4	—	Form of 15% Senior Secured Discount Note due 2007 (incorporated by reference to Exhibit 4.2 to the 1997 Units Registration Statement).
4.5	—	Indenture, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as trustee, relating to the Company's 14 1⁄2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.4.2 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.6	—	Supplemental Indenture, dated as of March 7, 2003, between the Company and The Bank of New York (as successor to United States Trust Company of New York), as trustee, relating to the Company's 14 1⁄2% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.7	—	Form of 14 1⁄2% Senior Secured Note due 2009 (incorporated by reference to Exhibit 4.4.3 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.8	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company's Registration Statement on Form S-4 (File No. 333-82303)).
4.9	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 13, 1999).
4.10	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).
4.11	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description
4.12	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company's 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.13	—	Form of 8 3⁄4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 1, 1999).
4.14	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 30, 2003).
4.15	—	Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company's 3 1⁄2% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated May 30, 2003).
4.16	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company's 2 1⁄2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.17	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company's 3 1⁄4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 2004).
4.18	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated June 3, 2004 (incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.19	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.20	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.21	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.22	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-3 (File No. 333-65602)).
4.23	—	Second Amended and Restated Pledge Agreement, dated as of March 7, 2001, among the Company, as pledgor, The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.24	—	Amended and Restated Intercreditor Agreement, dated as of March 7, 2001, by and between The Bank of New York, as trustee and collateral agent, United States Trust Company of New York, as trustee, and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit		Description
10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10.4	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10.5	—	Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
*10.6	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10.7	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-65473)).
*10.8	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10.9	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
†10.10	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
**32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This document has been identified as a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.
**	Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such Report for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filings under the Securities Exchange Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.