Form 10-Q
period 2005-09-30
SIRIUS SATELLITE RADIO INC
filed 2005-11-08
CIK 908937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 0-24710

_________________

SIRIUS SATELLITE RADIO INC.
(Exact name of registrant as specified in its charter)

_________________
Delaware	52-1700207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value (Class)	1,331,477,962 shares (Outstanding as of November 4, 2005)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue:
Subscriber revenue, including effects of mail-in rebates	$64,273	$18,025	$155,799	$40,177
Advertising revenue, net of agency fees	1,508	249	3,094	399
Equipment revenue	1,030	823	3,300	1,013
Other revenue	20	19	48	48

Total revenue	66,831	19,116	162,241	41,637
Operating expenses:
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	7,228	7,620	20,709	24,215
Programming and content	23,542	18,732	63,589	37,550
Customer service and billing	9,416	5,329	26,646	13,718
Cost of equipment	1,453	1,146	4,381	1,615
Sales and marketing	38,181	42,645	107,543	103,670
Subscriber acquisition costs	68,675	47,066	204,461	108,758
General and administrative	13,966	11,808	42,918	31,009
Engineering, design and development	9,784	10,444	33,232	22,090
Depreciation	24,559	23,811	73,640	71,082
Equity granted to third parties and employees(1)	36,946	17,752	116,882	47,660

Total operating expenses	233,750	186,353	694,001	461,367

Loss from operations	(166,919)	(167,237)	(531,760)	(419,730)
Other income (expense):
Interest and investment income	7,645	2,291	16,922	5,906
Interest expense	(13,693)	(5,267)	(28,219)	(34,235)
Loss from redemption of debt	(6,214)	—	(6,214)	—
Income (expense) from affiliate	(739)	—	(739)	—
Other income	30	1,340	82	1,411

Total other income (expense)	(12,971)	(1,636)	(18,168)	(26,918)

Loss before income taxes	(179,890)	(168,873)	(549,928)	(446,648)
Income tax expense	(560)	(560)	(1,680)	(3,641)

Net loss	$(180,450)	$(169,433)	$(551,608)	$(450,289)

Net loss per share (basic and diluted)	$(0.14)	$(0.14)	$(0.42)	$(0.37)

Weighted average common shares outstanding (basic and diluted)	1,328,458	1,236,845	1,322,399	1,230,149

(1) Allocation of equity granted to third parties and employees to other operating expenses:
Satellite and transmission	$467	$202	$1,455	$797
Programming and content	4,855	5,520	14,793	8,397
Customer service and billing	140	53	405	185
Sales and marketing	9,642	6,246	30,348	21,629
Subscriber acquisition costs	12,354	3,030	31,115	7,097
General and administrative	6,137	2,159	21,746	7,415
Engineering, design and development	3,351	542	17,020	2,140

Total equity granted to third parties and employees	$36,946	$17,752	$116,882	$47,660

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004

	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$810,333	$753,891
Marketable securities	124,050	5,277
Prepaid expenses	20,546	12,956
Restricted investments	25,165	4,706
Other current assets	52,799	34,210

Total current assets	1,032,893	811,040
Property and equipment, net	822,004	881,280
FCC license	83,654	83,654
Restricted investments, net of current portion	67,450	92,615
Deferred financing fees	17,333	13,140
Other long-term assets	69,055	75,884

Total assets	$2,092,389	$1,957,613

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable and accrued expenses	$218,420	$182,933
Accrued interest	12,075	5,758
Deferred revenue	149,896	80,823

Total current liabilities	380,391	269,514
Long-term debt	1,096,789	656,274
Deferred revenue, net of current portion	28,541	15,691
Other long-term liabilities	11,862	15,501

Total liabilities	1,517,583	956,980
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,330,777,459 and 1,276,922,634 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,331	1,277
Additional paid-in capital	3,025,800	2,916,199
Deferred compensation	(34,861)	(50,963)
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(2,417,464)	(1,865,856)

Total stockholders’ equity	574,806	1,000,633

Total liabilities and stockholders’ equity	$2,092,389	$1,957,613

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share amounts) (Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Shares	Amount

Balances, December 31, 2004	1,276,922,634	$1,277	$2,916,199	$(50,963)	$(24)	$(1,865,856)	$1,000,633
Net loss	—	—	—	—	—	(551,608)	(551,608)
Change in unrealized gain on available- for-sale securities	—	—	—	—	24	—	24

Total comprehensive loss							$(551,584)

Issuance of common stock to employees and employee benefit plans	2,740,297	3	3,151	—	—	—	3,154
Issuance of common stock to third parties	38,580	—	360	—	—	—	360
Compensation in connection with the issuance of stock-based awards	—	—	1,354	—	—	—	1,354
Issuance of stock-based awards	—	—	17,706	(17,706)	—	—	—
Cancellation of stock-based awards	—	—	(818)	818	—	—	—
Amortization of deferred compensation	—	—	—	32,990	—	—	32,990
Equity granted to third parties	—	—	74,604	—	—	—	74,604
Exercise of options, $0.67 to $5.17 per share	8,088,194	8	11,110	—	—	—	11,118
Exchange of 3½% Convertible Notes due 2008, including accrued interest	1,597,826	2	2,175	—	—	—	2,177
Exercise of warrants, $0.92 to $2.392 per share	41,389,928	41	(41)	—	—	—	—

Balances, September 30, 2005	1,330,777,459	$1,331	$3,025,800	$(34,861)	$—	$(2,417,464)	$574,806

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(551,608)	$(450,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,640	71,082
Non-cash interest expense	2,365	21,168
Non-cash loss from redemption of debt	712	—
Loss on disposal of property and equipment	286	19
Equity granted to third parties and employees	116,882	47,660
Deferred income taxes	1,680	3,641
Changes in operating assets and liabilities:
Marketable securities	16	(92)
Prepaid expenses and other current assets	(26,187)	(7,869)
Other long-term assets	3,131	(3,406)
Accrued interest	6,341	3,848
Accounts payable and accrued expenses	36,213	44,721
Deferred revenue	81,923	33,306
Other long-term liabilities	(3,522)	691

Net cash used in operating activities	(258,128)	(235,520)

Cash flows from investing activities:
Additions to property and equipment	(17,949)	(22,316)
Sales of property and equipment	65	237
Purchases of restricted investments	(6,291)	(90,104)
Release of restricted investments	10,997	—
Purchases of available-for-sale securities	(128,700)	—
Sales of available-for-sale securities	5,100	—
Maturities of available-for-sale securities	4,835	25,000

Net cash used in investing activities	(131,943)	(87,183)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	493,005	293,600
Redemption of debt	(57,609)	—
Proceeds from exercise of stock options	11,125	6,004
Proceeds from exercise of warrants	—	19,850
Other	(8)	(99)

Net cash provided by financing activities	446,513	319,355

Net increase (decrease) in cash and cash equivalents	56,442	(3,348)
Cash and cash equivalents at the beginning of period	753,891	520,979

Cash and cash equivalents at the end of period	$810,333	$517,631

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

1. Business

            We are a provider of satellite radio service in the United States. We currently offer more than 120 channels-65 channels of commercial-free music and over 55 channels of sports, news, talk, entertainment, traffic and weather programming for a monthly subscription fee of $12.95. We offer discounts for pre-paid, long-term and multiple subscriptions.

            Since inception, we have used substantial resources to develop our satellite radio system. Our satellite radio system consists of our FCC license, satellites, national broadcast studio, terrestrial repeater network, satellite uplink facility and satellite telemetry, tracking and control facilities. On July 1, 2002, we launched our service nationwide.

            As of September 30, 2005, we had 2,173,920 subscribers as compared with 1,143,258 subscribers as of December 31, 2004 and 662,289 subscribers as of September 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments from automakers for prepaid bundled subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

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

            In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004, have been recorded. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

3. Summary of Significant Accounting Policies

            Stock-Based Compensation

            We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” The measure of fair value most often employed under SFAS No. 123, “Accounting for Stock-Based Compensation,” and used by us, is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed for use in estimating the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, in our opinion, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

            The following table illustrates the effect on net loss and net loss per share had stock-based compensation for employees been recorded based on the fair value method under SFAS No. 123:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss—as reported	$(180,450)	$(169,433)	$(551,608)	$(450,289)
Stock-based compensation to employees— included in equity granted to third parties and employees	11,027	4,967	38,331	17,828
Stock-based compensation to employees—pro forma	(22,066)	(9,821)	(72,617)	(41,697)

Net loss—pro forma	$(191,489)	$(174,287)	$(585,894)	$(474,158)

Net loss per share:
Basic and diluted—as reported	$(0.14)	$(0.14)	$(0.42)	$(0.37)
Basic and diluted—pro forma	$(0.14)	$(0.14)	$(0.44)	$(0.39)

            The pro forma stock-based compensation to employees was estimated using Black-Scholes with the following assumptions for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Risk-free interest rate	4.12%	4.12%	4.05%	3.83%
Expected life of options—years	5.59	6.49	5.54	5.77
Expected stock price volatility	112%	110%	112%	112%
Expected dividend yield	N/A	N/A	N/A	N/A

Research and Development Costs

            Research and development costs are expensed as incurred. Research and development costs for the three months ended September 30, 2005 and 2004 were $6,291 and $5,661, respectively, and $22,119 and $15,702 for the nine months ended September 30, 2005 and 2004, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

Net (Loss) Income Per Share

            We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 239,000,000 and 235,000,000 for the three and nine months ended September 30, 2005, respectively, and 175,000,000 and 172,000,000 for the three and nine months ended September 30, 2004, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Comprehensive (Loss) Income

            We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive loss. Comprehensive loss for the three months ended September 30, 2005 and 2004 was $180,450 and $169,432, respectively, and $551,584 and $450,340 for the nine months ended September 30, 2005 and 2004, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

            Marketable Securities

            We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of United States government notes, certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included as a component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of such interest rate reset feature.

            We received proceeds from sales and/or maturities of marketable securities of $9,935 and $25,000 for the nine months ended September 30, 2005 and 2004, respectively. There were no unrealized holding gains or losses on marketable securities as of September 30, 2005. We had unrealized holding losses on marketable securities of $24 as of December 31, 2004.

Restricted Investments

            Restricted investments consist of United States government notes, certificates of deposit and money market funds. As of September 30, 2005 and December 31, 2004, long-term restricted investments were $67,450 and $92,615, respectively, and short-term restricted investments were $25,165 and $4,706, respectively. Long-term restricted investments for both periods primarily included certificates of deposit for the escrow fund in connection with our National Football League (“NFL”) agreement which are invested under our direction and will be drawn by the NFL to pay the rights fees due for certain NFL seasons and certificates of deposits for amounts pledged to secure our reimbursement obligations under letters of credit issued for the benefit of the lessor of our headquarters. As of September 30, 2005, short-term restricted investments included certificates of deposit to pay the rights fees due for the 2006-2007 NFL season. As of December 31, 2004, short-term restricted investments included monies deposited in escrow to secure our obligation to reimburse Ford for certain costs incurred in connection with the introduction of SIRIUS radios as a factory option. This escrow for Ford was terminated in June 2005.

Recently Issued Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC announced SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006.

            SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25’s intrinsic value method. We will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

            The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included in our consolidated statements of operations in future periods. The actual impact will depend on levels and terms of future share-based

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

payments granted, as well as other variables. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our unaudited consolidated financial statements.

Reclassifications

            Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

4. Subscriber Revenue

            Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period.

            Subscriber revenue consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Subscription fees	$63,920	$17,550	$154,575	$40,475
Activation fees	1,858	571	4,742	1,302
Effect of mail-in rebates	(1,505)	(96)	(3,518)	(1,600)

Total subscriber revenue	$64,273	$18,025	$155,799	$40,177

5. Supplemental Cash Flow Disclosures

            The following represents supplemental cash flow information:

	For the Nine Months Ended September 30,

	2005	2004

Cash paid for interest	$19,511	$9,359
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	2,557	913
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	—	40,967
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	2,177	86,568

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

6. Long-Term Debt

            Our long-term debt consists of the following:

	Conversion Price (per share)		As of

			September 30, 2005	December 31, 2004

9 5/8% Senior Notes due 2013	$	N/A	$500,000	$—
3¼% Convertible Notes due 2011		5.30	230,000	230,000
2½% Convertible Notes due 2009		4.41	300,000	300,000
3½% Convertible Notes due 2008		1.38	65,045	67,250
8¾% Convertible Subordinated Notes due 2009		28.4625	1,744	1,744
14½% Senior Secured Notes due 2009		N/A	—	28,080
15% Senior Secured Discount Notes due 2007		N/A	—	29,200

Total long-term debt			$1,096,789	$656,274

            9 5/8% Senior Notes due 2013

            In August 2005, we issued $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 resulting in net proceeds of $493,005. Our 9 5/8% Senior Notes due 2013 mature on August 1, 2013 and interest is payable semi-annually on February 1 and August 1 of each year. The obligations under our 9 5/8% Senior Notes due 2013 are not secured by any of our assets.

           In September 2005, we redeemed our outstanding 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including accrued interest. We recognized a loss from redemption of debt of $6,214 in connection with this redemption, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712. The obligations under our 15% Senior Secured Discount Notes due 2007 and 14½% Senior Secured Notes due 2009 were secured by liens on certain of our assets which were released in connection with the redemption of the notes.

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

            During the nine months ended September 30, 2005, we issued 1,597,826 shares of our common stock in exchange for $2,177 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. We recorded debt conversion costs of $19,592 for the nine months ended September 30, 2004. No debt conversion costs were recognized for the three and nine months ended September 30, 2005.

7. Stockholders’ Equity

            Common Stock, par value $0.001 per share

            We are authorized to issue 2,500,000,000 shares of our common stock. As of September 30, 2005, approximately 500,946,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants and incentive stock plans.

            During the nine months ended September 30, 2005, employees exercised 8,088,194 stock options at exercise prices ranging from $0.67 to $5.17 per share, resulting in proceeds to us of $11,118.

            In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended September 30, 2005 and 2004, and $3,501 and $1,933 during the nine months ended September 30, 2005 and 2004, respectively. Of the remaining $33,181 in common stock value, $5,852 and $27,329 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of September 30, 2005.

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

            In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance. The balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies. During the nine months ended September 30, 2005, Penske exercised 2,700,000 vested warrants in a series of cashless exercises. In connection with these transactions, we issued 1,851,423 shares of our common stock.

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

            In March 2003, we issued warrants to purchase 45,416,690 shares of our common stock in exchange for all of our outstanding 9.2% Series A Junior Cumulative Convertible Preferred Stock and 9.2% Series B Junior Cumulative Convertible Preferred Stock held by affiliates of Apollo Management, L.P. (“Apollo”). Apollo exercised all of these warrants prior to their expiration on March 7, 2005 in a series of cashless exercises. In connection with these transactions, we issued 39,538,505 shares of our common stock.

            Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

	Average Exercise Price	Expiration Date	Number of Warrants Outstanding as of

			September 30, 2005	December 31, 2004

NFL	$2.50	March 2008–March 2010	50,000	50,000
Apollo	0.99	March 2005	—	45,417
Penske companies	2.392	July 2009	35,300	38,000
DaimlerChrysler	1.04	May 2012	21,500	21,500
RadioShack	5.00	December 2010	10,000	10,000
Ford	3.00	September 2011	4,000	4,000
Other distribution and programming partners	3.16	January 2008—June 2014	9,133	9,363
Other	20.33	June 2005—April 2011	4,533	6,333

Total	$3.08		134,466	184,613

            We recognized expense of $22,763 and $7,960 in connection with warrants for the three months ended September 30, 2005 and 2004, respectively, and $68,787 and $23,339 for the nine months ended September 30, 2005 and 2004, respectively.

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

            As of September 30, 2005, approximately 113,134,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2005, approximately 94,221,000 shares of our common stock were available for grant under the 2003 Plan.

Stock Options

            During the nine months ended September 30, 2005, we granted 3,245,817 non-qualified stock options at fair market value on the date of grant with an average exercise price of $6.20 per share.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

            We recorded additional deferred compensation of $207 during the nine months ended September 30, 2005 in connection with stock options granted. As of September 30, 2005 and December 31, 2004, we had $3,164 and $7,363, respectively, of deferred compensation in connection with stock options granted to employees below fair market value at the date of grant and stock options granted to members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. We recognized stock compensation expense associated with stock options of $2,589 and $4,734 for the three months ended September 30, 2005 and 2004, respectively, and $11,297 and $12,048 for the nine months ended September 30, 2005 and 2004, respectively. Stock compensation expense associated with stock options for the nine months ended September 30, 2005 included a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date. Expense associated with stock options is recorded as a component of equity granted to third parties and employees in our accompanying unaudited consolidated statements of operations.

Restricted Stock Units and Restricted Stock

During the nine months ended September 30, 2005, we granted 1,870,875 restricted stock units with a grant date fair value of $6.32 per share.

            In November 2004, we granted 3,000,000 shares of restricted common stock. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the next five years beginning on November 18, 2005.

            We recorded additional deferred compensation of $17,499 during the nine months ended September 30, 2005 in connection with restricted stock units granted. As of September 30, 2005 and December 31, 2004, we had $31,697 and $43,600, respectively, of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation is being amortized to expense over the vesting period and is recorded as a component of equity granted to third parties and employees in our accompanying unaudited consolidated statements of operations. We recognized stock compensation expense associated with these restricted stock units and shares of restricted stock of $7,862 and $3,231 for the three months ended September 30, 2005 and 2004, respectively, and $26,958 and $9,790 for the nine months ended September 30, 2005 and 2004, respectively. For the three and nine months ended September 30, 2005, we also recognized stock compensation expense of $811 and $2,422, respectively, for restricted stock units expected to be granted in February 2006 for services performed in 2005.

401(k) Savings Plan

            We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $162 and $186 for the three months ended September 30, 2005 and 2004, respectively, and $710 and $550 for the nine months ended September 30, 2005 and 2004, respectively.

            We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,118 and $3,207 for the three and nine months ended September 30, 2005, respectively.

9. Income Taxes

            We recorded income tax expense of $560 for each of the three months ended September 30, 2005 and 2004 and $1,680 and $3,641 for the nine months ended September 30, 2005 and 2004, respectively. Such expense

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Dollar amounts in thousands, unless otherwise stated) (Unaudited)

represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

            We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of September 30, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total

Lease obligations	$2,092	$8,488	$7,764	$7,569	$7,527	$33,258	$66,698
Satellite and transmission	855	3,335	3,155	3,155	3,155	15,027	28,682
Programming and content	14,939	129,252	99,050	100,207	127,002	149,951	620,401
Customer service and billing	660	5,674	3,138	—	—	—	9,472
Marketing and distribution	33,902	63,060	21,959	9,470	13,750	22,875	165,016
Chip set development and production	22,020	9,281	3,000	—	—	—	34,301

Total contractual cash commitments	$74,468	$219,090	$138,066	$120,401	$151,434	$221,111	$924,570

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

Chip Set Development and Production

            We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we purchase a minimum quantity of chip sets.

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

Other Commitments

            In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

            We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of September 30, 2005 and December 31, 2004, $92,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

            As of September 30, 2005, we have not entered into any off-balance sheet arrangements or transactions.

            In September 2005, SIRIUS Canada Inc., our Canadian affiliate, received notice that Canada’s Federal Cabinet had declined to reverse a decision to issue SIRIUS Canada a license to broadcast in Canada. This decision affirmed the earlier licensing ruling of the Canadian Radio-television and Telecommunications Commission (the “CRTC”) that authorized SIRIUS Canada to offer a satellite radio service in Canada. SIRIUS Canada is a Canadian corporation owned by Canadian Broadcasting Corporation, Standard Radio Inc. and us. SIRIUS Canada anticipates offering a satellite radio service in Canada in late 2005. For the nine months ended September 30, 2005, we recorded $739 for our share of SIRIUS Canada’s net loss.

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

            Our cost of services includes expenses for satellite and transmission, programming and content, customer service and billing, and costs associated with the sale of equipment. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and national broadcast studio. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

            As of September 30, 2005, we had 2,173,920 subscribers compared with 1,143,258 subscribers as of December 31, 2004 and 662,289 subscribers as of September 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

            The following tables contain a breakdown of our subscribers and other metrics which we use to measure our operating performance:

Subscribers:

	As of

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Retail	1,564,718	1,354,798	1,109,813	911,255	534,871
OEM	581,988	432,988	311,324	203,469	100,261
Hertz	27,214	26,840	27,558	28,534	27,157

Total subscribers	2,173,920	1,814,626	1,448,695	1,143,258	662,289

Metrics:

	For the Three Months Ended

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004

Gross subscriber additions—including Hertz subscribers	465,228	432,687	354,708	521,479	207,181
Deactivated subscribers	105,934	66,756	49,271	40,510	25,233
Average monthly churn(1)(5)	1.8%	1.4%	1.3%	1.5%	1.5%
ARPU(2)(5)	$11.15	$10.50	$10.72	$9.57	$10.84
Subscriber acquisition costs per gross subscriber addition(3)(5)	$149	$160	$190	$124	$229
Loss from operations, as reported	$(166,919)	$(174,582)	$(190,259)	$(258,574)	$(167,237)
Depreciation	24,559	24,580	24,501	24,288	23,811
Equity granted to third parties and employees	36,946	41,230	38,706	79,065	17,752

Adjusted loss from operations(4)(5)	$(105,414)	$(108,772)	$(127,052)	$(155,221)	$(125,674)

_____________

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	Average monthly revenue per subscriber, or ARPU, is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period.

(3)	Subscriber acquisition costs per gross subscriber addition is derived from total subscriber acquisition costs and negative margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. Figures are rounded to the nearest whole dollar.

(4)	Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. We believe adjusted loss from operations is useful because it represents operating expenses excluding the effects of non-cash items. This measure most closely resembles EBITDA, defined as net loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is a common financial measure used in analyzing the performance of companies.

(5)	Average monthly churn, ARPU, subscriber acquisition costs per gross subscriber addition and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance. As a result, these metrics may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

            Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs. We acquire a large percentage of our annual gross subscriber additions in the fourth quarter of our fiscal year in connection with holiday sales. As a result, our subscriber acquisition costs per gross subscriber addition are generally higher in the first three quarters of our fiscal year and decline in the fourth quarter as we experience higher activation rates.

            SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios can be purchased at major retailers, including Best Buy, Circuit City, Crutchfield, Costco, RadioShack, Sam’s Club, Target and Wal-Mart. Sirius is also available at heavy truck dealer, truck stops and travel centers nationwide. On September 30, 2005, SIRIUS radios were available at over 25,000 retail locations. We also have agreements with Ford Motor Company (“Ford”), DaimlerChrysler Corporation (“DaimlerChrysler”), Mitsubishi Motors North America, BMW of North America, LLC, Nissan North America, Inc., Volkswagen of America, Inc. and Porsche Cars North America, Inc. that contemplate the manufacture and sale of vehicles that include SIRIUS radios. We recently extended each of our exclusive agreements with Ford, DaimlerChrysler and BMW. In October 2005, we extended our exclusive agreement with DaimlerChrysler to September 2012. This agreement includes all Chrysler Group and Mercedes-Benz vehicles as well as Freightliner trucks. In September 2005, we extended our exclusive relationship with BMW through August 2008. All BMW models are covered by the agreement. During the second quarter of 2005, we also extended our agreement with Ford through September 2011. All Ford brands in the U.S. are covered by the agreement. SIRIUS radios are also offered to renters of Hertz vehicles at many airport locations nationwide.

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

            In September 2005, SIRIUS Canada Inc., our Canadian affiliate, received notice that Canada’s Federal Cabinet had declined to reverse a decision to issue SIRIUS Canada a license to broadcast in Canada. This decision affirmed the earlier licensing ruling of the Canadian Radio-television and Telecommunications Commission (the “CRTC”) that authorized SIRIUS Canada to offer a satellite radio service in Canada. SIRIUS Canada is a Canadian corporation owned by Canadian Broadcasting Corporation, Standard Radio Inc. and us. SIRIUS Canada anticipates offering a satellite radio service in Canada in late 2005.

            We have principally funded our operations through the sale of debt and equity securities. In August 2005, we sold $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 resulting in net proceeds of $493,005. In 2004, we raised net proceeds of $614,438 through the offering of 25,000,000 shares of our common stock, $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009.

Results of Operations

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

Total Revenue

            Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

            As of September 30, 2005, we had 2,173,920 subscribers compared with 1,143,258 subscribers at December 31, 2004 and 662,289 subscribers as of September 30, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments from automakers for subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

            Subscriber revenue increased $46,248 to $64,273 for the three months ended September 30, 2005 from $18,025 for the three months ended September 30, 2004. The increase in subscriber revenue was attributable to the growth of subscribers to our service. We added 1,511,631 net new subscribers since September 30, 2004.

            The following table contains a breakdown of our subscriber revenue:

	For the Three Months Ended September 30,

	2005	2004	Variance

Subscription fees	$63,920	$17,550	$46,370
Activation fees	1,858	571	1,287
Effects of mail-in rebates	(1,505)	(96)	(1,409)

Total subscriber revenue	$64,273	$18,025	$46,248

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

            Advertising revenue increased $1,259 to $1,508 for the three months ended September 30, 2005 from $249 for the three months ended September 30, 2004. The increase was a result of an increase in rates per spot, more spots due to new and more attractive programming and increased advertiser interest as we continue to build brand awareness.

            We expect advertising revenue to grow as our subscribers increase and we continue to improve brand awareness and content.

            ARPU. Average monthly revenue per subscriber, or ARPU, is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. Set forth below is a table showing the calculation of ARPU:

	For the Three Months Ended September 30,

	2005	2004

Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$11.08	$10.92
Effects of Hertz subscribers	0.06	(0.18)
Effects of mail-in rebates	(0.25)	(0.05)

Average monthly subscriber revenue per subscriber	10.89	10.69

Average monthly net advertising revenue per subscriber	0.26	0.15

ARPU	$11.15	$10.84

            The increase in ARPU to $11.15 for the three months ended September 30, 2005 from $10.84 for the three months ended September 30, 2004 was primarily attributable to the effects of improvement in our Hertz program, increased advertising revenue and promotional activity in the third quarter of 2004 that provided an effective first year price of $9.99 per month for new subscribers, offset by the dilutive effects of mail-in rebates and the timing of commencement of revenue recognition for prepaid subscriptions.

            Future ARPU will be dependent upon the amount and timing of promotions, mail-in rebates offered to subscribers, the identification of additional revenue streams from subscribers and the sale of advertising on our non-music channels.

            Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories.

            Equipment revenue increased $207 to $1,030 for the three months ended September 30, 2005 from $823 for the three months ended September 30, 2004. The increase was the result of increased sales through our direct to consumer distribution channel.

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

            Satellite and transmission expenses decreased $392 to $7,228 for the three months ended September 30, 2005 from $7,620 for the three months ended September 30, 2004. The decrease was primarily attributable to a $737 reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; and the practices of other satellite companies as to in-orbit insurance. Such decrease was offset by increased costs associated with additions to our personnel. As of September 30, 2005, we had 140 terrestrial repeaters in operation as compared with 135 terrestrial repeaters as of September 30, 2004.

            Future increases in satellite and transmission expenses will primarily be attributable to the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. In addition, such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance or launch new satellites.

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

            Programming and content expenses increased $4,810 to $23,542 for the three months ended September 30, 2005 from $18,732 for the three months ended September 30, 2004. The increase was primarily attributable to license fees associated with new content agreements; compensation related costs for additions to headcount; additional on-air talent costs due to the expansion of the programming lineup; and broadcast royalties as a result of the increase in our subscriber base.

            Our programming and content expenses will increase as we continue to develop and enhance our channels. Our agreements with Howard Stern and NASCAR beginning in 2006 and 2007, respectively, will significantly increase our programming and content expenses. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial cost.

            Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

            Customer service and billing expenses increased $4,087 to $9,416 for the three months ended September 30, 2005 from $5,329 for the three months ended September 30, 2004. The increase was primarily due to increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base and telecommunications charges as a result of the expansion and growth of our call centers to accommodate our subscriber base. Customer service and billing expenses increased 77% compared with an increase in our end of period subscribers of 228%. Customer service and billing expenses per average subscriber per month declined 50% to $1.59 for the three months ended September 30, 2005 from $3.16 for the three months ended September 30, 2004.

            We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

            Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

            Cost of equipment increased $307 to $1,453 for the three months ended September 30, 2005 from $1,146 for the three months ended September 30, 2004. The increase was attributable to higher sales from our direct to consumer distribution channel, offset by reductions in the per unit costs of SIRIUS radios and accessories.

            We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

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

            Sales and marketing expenses decreased $4,464 to $38,181 for the three months ended September 30, 2005 from $42,645 for the three months ended September 30, 2004. The decrease was primarily attributable to lower advertising media and production costs as a result of the expiration of certain sponsorships and higher costs incurred in 2004 for our NFL marketing campaign. Distribution costs in total remained relatively consistent, decreasing as a result of costs associated with the rollout of our sales efforts with RadioShack in the third quarter of 2004, offset by increased retail residuals and OEM revenue share in the third quarter of 2005.

            We expect sales and marketing expenses to increase as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

            Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

            Subscriber acquisition costs increased $21,609 to $68,675 for the three months ended September 30, 2005 from $47,066 for the three months ended September 30, 2004, an increase of 46%. Over the same period, gross subscriber additions increased 125% from 207,181 for the three months ended September 30, 2004 to 465,228 for the three months ended September 30, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and commissions resulting from the increase in gross subscriber additions, offset by decreases in our average hardware and chip set subsidy rates.

            Subscriber acquisition costs per gross subscriber addition were $149 and $229 for the three months ended September 30, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in subsidy rates as we continued to reduce manufacturing and chip set costs.

            We expect total subscriber acquisition costs to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. However, we anticipate that the costs of certain subsidized components of SIRIUS radios will decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components. We expect subscriber acquisition costs per gross subscriber addition to decline in the fourth quarter of 2005, reflecting the effects of reductions in hardware subsidy rates for future generation product and the impact of inventory sell-through for holiday sales. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross subscriber addition could increase.

            General and Administrative. General and administrative expenses include rent and occupancy, accounting, legal, human resources, information technology and investor relations costs.

            General and administrative expenses increased $2,158 to $13,966 for the three months ended September 30, 2005 from $11,808 for the three months ended September 30, 2004. The increase was primarily attributable to additional personnel-related costs to support the growth of our business and bad debt expense. The increase was offset in part by a decrease in consulting fees.

            We expect our general and administrative expenses to increase in future periods for personnel-related, services and facility costs to support our growth.

            Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

            Engineering, design and development expenses decreased $660 to $9,784 for the three months ended September 30, 2005 from $10,444 for the three months ended September 30, 2004. The decline was primarily attributable to decreased chip set development costs, offset by product development costs for our next generation of radios.

            We expect our engineering, design and development expenses to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broader range of their vehicles and as we develop future generations of chip sets and new products and services.

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

            Equity granted to third parties and employees expense for warrants increased $14,803 to $22,763 for the three months ended September 30, 2005 from $7,960 for the three months ended September 30, 2004. This increase was primarily attributable to expense accrued based on certain distribution partners’ performance toward achieving eligible vehicle, subscriber activation and delivery milestones and as a result of increases in the fair market value of our stock. Expense associated with warrants that have not yet vested may change in future periods as a result of price changes in our common stock.

            Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $4,391 to $12,542 for the three months ended September 30, 2005 from $8,151 for the three months ended September 30, 2004. The increase was primarily attributable to expense associated with restricted stock units which accelerate to earlier periods as performance targets for fiscal periods are met, new grants of restricted stock units and modifications of existing stock-based awards. The remaining increase was primarily related to expense accrued for 2005 profit sharing and restricted stock units granted, or that we expect to grant, for services performed in 2004 and 2005, respectively.

            Equity granted to third parties and employees expense for the three months ended September 30, 2005 and 2004 also included $1,641 of expense associated with the 15,173,070 shares of our common stock granted to the NFL.

            Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the amount of stock-based awards granted, the price of our common stock, valuation assumptions, vesting provisions and the timing as to when certain performance criteria are met, and could materially change. Beginning January 1, 2006, we are required to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” We plan to adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included in our consolidated statements of operations, although such impact cannot be quantified at this time because it will depend on share-based payments granted in the future.

Other Income (Expense)

            Interest and Investment Income. Interest and investment income includes interest on our cash and cash equivalents, marketable securities, and restricted investments and net gains or losses on the sale of marketable securities.

            Interest and investment income increased $5,354 to $7,645 for the three months ended September 30, 2005 from $2,291 for the three months ended September 30, 2004. The increase was primarily attributable to the increase in our average cash, cash equivalents and marketable securities balance resulting from funds raised through offerings of debt securities and an increase in the average interest rate.

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

            Interest expense increased $8,426 to $13,693 for the three months ended September 30, 2005 from $5,267 for the three months ended September 30, 2004. The increase was primarily due to the issuance of our 9 5/8 % Senior Notes due 2013 in August 2005 and our 3¼% Convertible Notes due 2011 in October 2004.

            Loss from Redemption of Debt. For the three months ended September 30, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.

            Income (Expense) from Affiliate. For the three months ended September 30, 2005, we recorded $739 for our share of SIRIUS Canada Inc.’s net loss.

            Other Income. Other income for the three months ended September 30, 2004 was primarily related to a legal settlement in our favor of $1,333.

            Income Taxes

            Income Tax Expense. We recorded income tax expense of $560 for the three months ended September 30, 2005 and 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

            Total Revenue

            Subscriber Revenue. Subscriber revenue increased $115,622 to $155,799 for the nine months ended September 30, 2005 from $40,177 for the nine months ended September 30, 2004. The increase in subscriber revenue was attributable to the growth of subscribers to our service. We added 1,511,631 net new subscribers since September 30, 2004.

            The following table contains a breakdown of our subscriber revenue:

	For the Nine Months Ended September 30,

	2005	2004	Variance

Subscription fees	$154,575	$40,475	$114,100
Activation fees	4,742	1,302	3,440
Effects of mail-in rebates	(3,518)	(1,600)	(1,918)

Total subscriber revenue	$155,799	$40,177	$115,622

            Advertising Revenue. Advertising revenue increased $2,695 to $3,094 for the nine months ended September 30, 2005 from $399 for the nine months ended September 30, 2004. The increase was a result of an increase in rates per spot, more spots due to new and more attractive programming and increased advertiser interest as we continue to build brand awareness.

            ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Nine Months Ended September 30,

	2005	2004

Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.78	$11.15
Effects of Hertz subscribers	0.04	(0.29)
Effects of mail-in rebates	(0.24)	(0.42)

Average monthly subscriber revenue per subscriber	10.58	10.44
Average monthly net advertising revenue per subscriber	0.21	0.10

ARPU	$10.79	$10.54

            The increase in ARPU to $10.79 for the nine months ended September 30, 2005 from $10.54 for the nine months ended September 30, 2004 was primarily attributable to the reduced impact of mail-in rebates, which resulted from an increase in our average subscriber base and the reduction of our first and third quarter 2005 rebate offer to $30 from $50 per eligible activation; the effects of improvement in our Hertz program; the effects of plan mix; and increased advertising revenue. These positive trends were offset, in part, by the effects of the timing of the commencement of revenue recognition for prepaid subscriptions.

            Equipment Revenue. Equipment revenue increased $2,287 to $3,300 for the nine months ended September 30, 2005 from $1,013 for the nine months ended September 30, 2004. The increase was the result of increased sales through our direct to consumer distribution channel.

            Operating Expenses

            Satellite and Transmission. Satellite and transmission expenses decreased $3,506 to $20,709 for the nine months ended September 30, 2005 from $24,215 for the nine months ended September 30, 2004. The decrease was primarily attributable to a $5,159 reduction in satellite insurance costs, offset by increased costs associated with the use of security software to prevent the theft of our service and additions to our personnel.

            Programming and Content. Programming and content expenses increased $26,039 to $63,589 for the nine months ended September 30, 2005 from $37,550 for the nine months ended September 30, 2004. The increase was primarily attributable to license fees associated with sports related programming; compensation related costs for additions to headcount; additional on-air talent costs due to the expansion of the programming lineup; and broadcast royalties as a result of the increase in our subscribers.

            Customer Service and Billing. Customer service and billing expenses increased $12,928 to $26,646 for the nine months ended September 30, 2005 from $13,718 for the nine months ended September 30, 2004. The increase was primarily due to increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base, increased telecommunication charges as a result of the expansion and growth of our call centers to accommodate our subscriber base and increased operation and maintenance costs associated with our new billing system implemented in the fourth quarter of 2004. Customer service and billing expenses increased 94% compared with an increase in our end of period subscribers of 228%. Customer service and billing expenses per average subscriber per month declined 49% to $1.81 for the nine months ended September 30, 2005 from $3.57 for the nine months ended September 30, 2004.

            Cost of Equipment. Cost of equipment increased $2,766 to $4,381 for the nine months ended September 30, 2005 from $1,615 for the nine months ended September 30, 2004. The increase was attributable to higher sales through our direct to consumer distribution channel, offset by reductions in the per unit costs of SIRIUS radios and accessories.

            Sales and Marketing. Sales and marketing expenses increased $3,873 to $107,543 for the nine months ended September 30, 2005 from $103,670 for the nine months ended September 30, 2004. Distribution costs increased primarily due to higher retail residuals and OEM revenue share as a result of the increase in subscribers, offset by decreased costs associated with our retail channel, partially as a result of sales efforts with the RadioShack rollout in 2004. In addition, personnel-related costs increased to support our growth. Such increases were offset by decreased advertising media and production costs primarily due to the expiration of certain sponsorships and higher costs incurred in 2004 for our NFL marketing campaign.

            Subscriber Acquisition Costs. Subscriber acquisition costs increased $95,703 to $204,461 for the nine months ended September 30, 2005 from $108,758 for the nine months ended September 30, 2004, an increase of 88%. Over the same period, gross subscriber additions increased 169% from 465,077 for the nine months ended September 30, 2004 to 1,252,623 for the nine months ended September 30, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions resulting from the increase in gross subscriber additions, offset by reductions in hardware and chip set subsidy rates as we continued to reduce manufacturing and chip set costs.

            Subscriber acquisition costs per gross subscriber addition were $164 and $235 for the nine months ended September 30, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in hardware and chip set subsidy rates as we continued to reduce manufacturing and chip set costs.

            General and Administrative. General and administrative expenses increased $11,909 to $42,918 for the nine months ended September 30, 2005 from $31,009 for the nine months ended September 30, 2004. The increase was primarily a result of additional personnel-related costs and rent and occupancy costs to support the growth of our business and bad debt expense.

            Engineering, Design and Development. Engineering, design and development expenses increased $11,142 to $33,232 for the nine months ended September 30, 2005 from $22,090 for the nine months ended September 30, 2004. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, costs associated with tooling and manufacturing upgrades at DaimlerChrysler and Ford to support factory installations of SIRIUS radios, and product development costs for our next generation of radios. These increases were offset by decreases in chip set development costs.

            Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants increased $45,448 to $68,787 for the nine months ended September 30, 2005 from $23,339 for the nine months ended September 30, 2004. This increase was primarily attributable to expense accrued based on certain distribution partners’ performance toward achieving eligible vehicle, subscriber activation and delivery milestones and higher prices as a result of increases in the fair market value of our stock. In addition, we recognized approximately $23,000 of higher expense based on the fair market value of our common stock on the final measurement date as a result of certain distribution partners’ satisfaction of performance commitments.

            Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $22,206 to $44,594 for the nine months ended September 30, 2005 from $22,388 for the nine months ended September 30, 2004. The increase was primarily attributable to expense associated with restricted stock units which accelerate to earlier periods as performance targets for fiscal periods are met, new grants of restricted stock units, and modifications of existing stock-based awards. The remaining increase was primarily related to expense accrued for 2005 profit sharing and restricted stock units we expect to grant for services performed in 2005. Such increases were offset in part by lower expense associated with performance options that vested in March 2005.

            Equity granted to third parties and employees expense for the nine months ended September 30, 2005 and 2004 also included $3,501 and $1,933, respectively, of expense associated with the 15,173,070 shares of our common stock granted to the NFL.

            Other Income (Expense)

            Interest and Investment Income. Interest and investment income increased $11,016 to $16,922 for the nine months ended September 30, 2005 from $5,906 for the nine months ended September 30, 2004. The increase was primarily attributable to the increase in our average cash, cash equivalents and marketable securities balance resulting from funds raised through offerings of debt securities and an increase in the average interest rate.

            Interest Expense. Interest expense decreased $6,016 to $28,219 for the nine months ended September 30, 2005 from $34,235 for the nine months ended September 30, 2004. The decrease was primarily due to debt conversion costs of $19,592 as a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest, in 2004. This decrease was offset by an increase in interest expense resulting from the issuance of our 9 5/8% Senior Notes due 2013 in August 2005, our 3¼% Convertible Notes due 2011 in October 2004 and a full nine month impact of our 2½% Convertible Notes due 2009 issued in the first quarter of 2004.

            Loss from Redemption of Debt. For the nine months ended September 30, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.

           Income (Expense) from Affiliate. For the nine months ended September 30, 2005, we recorded $739 for our share of SIRIUS Canada Inc.’s net loss.

            Other Income. Other income for the nine months ended September 30, 2004 was primarily related to a legal settlement in our favor of $1,333.

            Income Taxes

            Income Tax Expense. We recorded income tax expense of $1,680 and $3,641 for the nine months ended September 30, 2005 and 2004, respectively. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes under U.S. generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

            As of September 30, 2005, we had $810,333 in cash and cash equivalents compared with $517,631 as of September 30, 2004, an increase of $292,702. Cash and cash equivalents increased $56,442 during the nine months ended September 30, 2005. The increase was a result of net cash provided by financing activities of $446,513 offset by net cash used in operating activities and investing activities of $258,128 and $131,943, respectively.

            Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Nine Months Ended September 30,

	2005	2004	Variance

Net loss adjusted for non-cash items:
Net loss	$(551,608)	$(450,289)	$(101,319)
Depreciation	73,640	71,082	2,558
Non-cash interest expense	2,365	21,168	(18,803)

Non-cash loss from redemption of debt	712	—	712
Loss on disposal of assets	286	19	267
Equity granted to third parties and employees	116,882	47,660	69,222
Deferred income taxes	1,680	3,641	(1,961)

Total net loss adjusted for non-cash items	(356,043)	(306,719)	(49,324)

Changes in operating assets and liabilities:
Marketable securities	16	(92)	108
Prepaid expenses and other current assets	(26,187)	(7,869)	(18,318)
Other long-term assets	3,131	(3,406)	6,537
Accrued interest	6,341	3,848	2,493
Accounts payable and accrued expenses	36,213	44,721	(8,508)
Deferred revenue	81,923	33,306	48,617
Other long-term liabilities	(3,522)	691	(4,213)

Total changes in operating assets and liabilities	97,915	71,199	26,716

Net cash used in operating activities	$(258,128)	$(235,520)	$(22,608)

            Net cash used in operating activities increased $22,608 to $258,128 for the nine months ended September 30, 2005 from $235,520 for the nine months ended September 30, 2004. Such increase was attributable to the $49,324 increase in the net loss adjusted for non-cash items, from $306,719 for the nine months ended September 30, 2004 to $356,043 for the nine months ended September 30, 2005, offset by an increase of $26,716 for changes in operating assets and liabilities.

            The increase in the net loss adjusted for non-cash items was primarily a result of an 88%, or $95,703, increase in subscriber acquisition costs reflecting higher shipments of SIRIUS radios and chip sets and increased commissions to support a 169% increase in gross subscribers, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. Increases in other operating expenses were also required to support the 228% increase in our subscriber base; the growth of our operations; and to acquire content, primarily sports programming. Such increases were offset by a 288%, or $115,622, increase in subscriber revenue.

            The net inflow of cash from changes in operating assets and liabilities was primarily attributable to an increase of $48,617 in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of approximately nine months of prepaid revenue per subscriber upon activation. This increase was offset in part by the increase of $18,318 in prepaid expenses and other current assets primarily for increases in accounts receivable and chip set inventory to support the growth of our business.

            We expect to continue to have net outflows of cash for 2005 to fund the growth of our operations. These cash outflows will be partially offset by cash received from subscribers on prepaid subscription plans.

            Net Cash Used in Investing Activities. Net cash used in investing activities increased $44,760 to $131,943 for the nine months ended September 30, 2005 from $87,183 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we purchased $128,700 of auction rate securities with a portion of the proceeds from our offering of 9 5/8% Senior Notes due 2013. Of this amount, we sold $5,100 in September 2005. We also released funds which were originally placed in escrow to support our obligation to reimburse Ford for certain costs it incurs in connection with the introduction of SIRIUS radios as a factory option. Additional cash inflows of $4,835 for the nine months ended September 30, 2005 were a result of the maturity of available-for-sale securities. During the nine months ended September 30, 2004, we deposited $85,000 in escrow to fund the rights fees for the 2006-2007, 2007-2008 and 2008-2009 NFL seasons. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities. Capital expenditures were $17,949 and $22,316 for the nine months ended September 30, 2005 and 2004, respectively.

            Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $127,158 to $446,513 for the nine months ended September 30, 2005 from $319,355 for the nine months ended September 30, 2004. We raised net proceeds of $493,005 during the nine months ended September 30, 2005 through the offering of $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013. We raised net proceeds of $293,600 during the nine months ended September 30, 2004 through the offering of $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009. We also received proceeds from the exercise of options of $11,125 and

$6,004 for the nine months ended September 30, 2005 and 2004, respectively, and proceeds from the exercise of warrants of $19,850 for the nine months ended September 30, 2004.

Financings and Capital Requirements

            We have financed our operations through the sale of debt and equity securities.

•	In August 2005, we sold $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 resulting in net proceeds of $493,005.

•	In October 2004, we sold 25,000,000 shares of our common stock and issued $230,000 in aggregate principal amount of our 3 1/4% Convertible Notes due 2011 resulting in aggregate net proceeds of $320,838.

•	In the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with the exercise of warrants held by affiliates of The Blackstone Group L.P.

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

            As of September 30, 2005, approximately 113,134,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2005, approximately 94,221,000 shares of our common stock were available for grant under the 2003 Plan. During the nine months ended September 30, 2005, employees exercised 8,088,194 stock options at exercise prices ranging from $0.67 to $5.17 per share, resulting in proceeds to us of $11,118. The exercise of vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

            We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of September 30, 2005:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt obligations	$4,876	$68,375	$65,528	$129,435	$361,246	$934,453	$1,563,913
Lease obligations	2,092	8,488	7,764	7,569	7,527	33,258	66,698
Satellite and transmission	855	3,335	3,155	3,155	3,155	15,027	28,682
Programming and content	14,939	129,252	99,050	100,207	127,002	149,951	620,401
Customer service and billing	660	5,674	3,138	—	—	—	9,472
Marketing and distribution	33,902	63,060	21,959	9,470	13,750	22,875	165,016
Chip set development and production	22,020	9,281	3,000	—	—	—	34,301

Total contractual cash commitments	$79,344	$287,465	$203,594	$249,836	$512,680	$1,155,564	$2,488,483

Long-Term Debt Obligations

            Long-term debt obligations include principal and interest payments. As of September 30, 2005, we had $1,096,789 in aggregate principal amount of outstanding debt.

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

Chip Set Development and Production

            We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we purchase a minimum quantity of chip sets.

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

Other Commitments

            In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio and per-subscriber payments and revenue share arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

            We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of September 30, 2005 and December 31, 2004, $92,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

            As of September 30, 2005, we have not entered into any off-balance sheet arrangements or transactions.

           In September 2005, SIRIUS Canada Inc., our Canadian affiliate, received notice that Canada’s Federal Cabinet had declined to reverse a decision to issue SIRIUS Canada a license to broadcast in Canada. This decision affirmed the earlier licensing ruling of the Canadian Radio-television and Telecommunications Commission (the “CRTC”) that authorized SIRIUS Canada to offer a satellite radio service in Canada. SIRIUS Canada is a Canadian corporation owned by Canadian Broadcasting Corporation, Standard Radio Inc. and us. SIRIUS Canada anticipates offering a satellite radio service in Canada in late 2005.

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

            We granted stock-based awards which vest July 1, 2008 with acceleration to earlier time periods as performance targets for fiscal periods are met. The performance targets are established annually and may be modified by our board of directors. As these targets are set new measurement dates result. We recognize expense resulting from a new measurement date only if such employees voluntarily resign or are terminated for cause and had exercised or exercise such stock-based awards during the period of the accelerated vest date through July 1, 2008, the original vest date. Under these conditions, employees are deemed to benefit from the accelerated vest date. Stock-based awards with new measurement dates could result in the recognition of additional stock compensation expense of up to $23,372 through July 1, 2008 if during such period all of the affected employees were to voluntarily resign or were terminated for cause and had exercised or exercise such awards. Stock compensation expense associated with stock options for the nine months ended September 30, 2005 includes a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

            In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

            We account for stock-based awards granted to non-employees at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” we record expense based upon performance using the fair value of equity instruments issued to non-employees, other than non-employee members of our board of directors, at each reporting date. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. Fair value is determined using the Black-Scholes option valuation model and varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. Since we do not have sufficient historical information regarding the life expectancy of stock-based awards granted to non-employees, we currently use an expected life based on the term of the stock-

based award as specified in each agreement. Expected stock price volatility is calculated over a period equal to the expected life and the risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods as the life expectancy of the stock-based awards may shorten based on exercise activity. In addition, expected stock price volatility is subject to change based on fluctuations in our stock price. These costs are classified in our accompanying unaudited consolidated statements of operations as a component of equity granted to third parties and employees.

            Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of the SIRIUS radios used by Hertz.

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

            Useful Life of Satellite System. Our satellite system includes the cost of satellite construction, launch vehicles, launch insurance, capitalized interest, our spare satellite and our terrestrial repeater network. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are 15 years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 14, 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Our spare satellite is expected to operate effectively for 15 years from the date of launch. Space Systems/Loral, the manufacturer of our satellites, has identified circuit failures in solar arrays on satellites since 1997, including our satellites. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             We hold investments in marketable securities, which consist of United States government notes, certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of September 30, 2005, we held approximately $123,600 in auction rate securities.

Item 4. Controls and Procedures

            As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to September 30, 2005.

Part II

Other Information

Item 6. Exhibits

           See Exhibit Index attached hereto.

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.

By:	/S/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2005

EXHIBIT INDEX

Exhibit		Description

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 ( incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/8 % Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 4, 2005 (filed herewith).

4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit		Description

4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC ( incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC ( incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.5	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.6	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.8	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.9	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.10	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.11	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.12	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.13	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

Exhibit		Description

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

______________
*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.