Form 10-K
period 2005-12-31
SIRIUS SATELLITE RADIO INC
filed 2006-03-13
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
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

Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

      Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐.

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☒

       The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2005 was $7,485,761,999. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

      The number of shares of the registrant’s common stock outstanding as of March 8, 2006 was 1,388,560,902.

Documents Incorporated by Reference

      Information included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS SATELLITE RADIO INC.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

      The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of this Annual Report on Form 10-K.

      Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and programming providers; and

•	our competitive position versus XM Radio, the other satellite radio service provider in the United States, which may have certain competitive advantages, and versus other forms of audio and video entertainment.

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

PART I

Item 1. Business

      We are a satellite radio provider in the United States. We offer 133 channels—69 channels of 100% commercial-free music and 64 channels of sports, news, talk, entertainment, traffic, weather and data content to our subscribers. The core of our enterprise is programming; we are committed to creating a unique, compelling and comprehensive audio entertainment experience.

      Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual or a monthly basis. As of December 31, 2005, we had 3,316,560 subscribers. In addition, we derive revenue from activation fees, the sale of advertising on our non-music channels, and the direct sale of SIRIUS radios and accessories.

      Our subscribers receive our service through SIRIUS radios, which are sold primarily by automakers, consumer electronics retailers and mobile audio dealers and through our website. Various brands of SIRIUS radios are available in more than 25,000 retail locations, including Best Buy, Circuit City, Crutchfield, Costco, Target, Wal-Mart and through RadioShack on an exclusive basis.

      As of December 31, 2005, SIRIUS radios were available as a factory-installed option in 89 vehicle models and as a dealer-installed option in 19 vehicle models. We have exclusive agreements with DaimlerChrysler, Ford, Mitsubishi, BMW and Rolls-Royce to offer SIRIUS radios as factory or dealer-installed equipment in Chrysler, Dodge, Jeep, Mercedes, Ford, Lincoln, Mercury, Volvo, Mazda, Jaguar, Land Rover, Mitsubishi, BMW, MINI and Rolls-Royce vehicles and Freightliner and Sterling heavy trucks. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion, Volkswagen, Audi and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. In 2005, we extended our exclusive agreements with DaimlerChrysler, Ford and BMW. SIRIUS radios are also offered to renters of Hertz vehicles at 55 airport locations nationwide.

      In addition to offering SIRIUS programming over our satellite and terrestrial repeater network, we offer our programming over multiple platforms. SIRIUS subscribers can listen to our music channels and select non-music channels over the Internet. Our music channels are also available to DISH satellite television subscribers. In September 2005, Sprint began offering certain of our music channels to multimedia handsets over the Nationwide Sprint PCS Network.

      We also offer, or are developing, various ancillary services. In early 2006, we introduced a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems. In 2006, we expect to offer a marine weather service that will provide a range of information, including sea surface temperatures, wave heights and extended forecasts, to recreational boaters. We are also developing a service to provide other telematics functions to vehicles, and plan to begin broadcasting a limited number of video channels for rear-seat video systems. The introduction of these services will be dependent upon several factors, including the development and implementation of new technology and the timing of product introductions by distributors, and we cannot predict with certainty when these services will be introduced.

      In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation, and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission (“CRTC”) to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content.

Programming

      We offer a dynamic programming lineup including 69 channels of 100% commercial-free music and 64 channels of sports, news, talk, entertainment, traffic, weather and data. Our programming lineup changes from time to time as we strive to attract new subscribers, to create content that appeals to a broad range of audiences and to satisfy our existing subscriber base.

      Since the beginning of 2005, we have expanded our lineup of exclusive channels and announced plans to introduce new exclusive channels, including:

•	“Howard Stern 100 and 101,” two channels programmed by Howard Stern featuring The Howard Stern Show (debuted January 2006) and the innovative Howard 100 News (launched November 2005), as well as other unique programming and personalities;

•	“Martha Stewart Living Radio,” a channel featuring guidance and advice from Martha Stewart and lifestyle experts on all aspects of good living, including cooking, decorating, fitness, homekeeping and projects for parents and kids (launched November 2005);

•	“Cosmo Radio,” a channel featuring a diverse array of topics, including love, relationships, beauty, style, health, entertainment and fashion produced with the creative team at Cosmopolitan Magazine (to launch in March 2006);

•	“Playboy Radio,” an adult entertainment channel originating from Playboy’s studios in Los Angeles and featuring Playboy personalities and programming (to launch in March 2006);

•	“BBC Radio 1,” the influential and highly acclaimed music channel from the BBC in the UK (launched August 2005);

•	“Radio Margaritaville,” a channel produced by Jimmy Buffett featuring a variety of music as well as broadcasts of Buffett concerts (launched June 2005);

•	“Radio Korea,” a channel featuring news, entertainment and music programming which is broadcast in Korean (launched August 2005); and

•	“Blue Collar Comedy,” a channel featuring comedians Jeff Foxworthy, Larry the Cable Guy, Bill Engvall and many others (to launch in March 2006).

      As part of our programming strategy, we plan to offer special feature channels from time-to-time focused on the works of specific artists and of interest to other audiences.

Music Channels

      Our music channels offer nearly every music genre—from classic rock, pop, heavy metal and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a breadth of formats, styles and recordings, many of which are not generally available on terrestrial radio.

      Our music channels are broadcast commercial-free. Our channels are programmed and hosted by a team of experts in their fields, including musical performers and other unique personalities. Each channel is operated as an individual radio station, with a distinct format and branding.

Sports, News, Entertainment and Talk Channels

      In addition to our music programming, we currently offer 64 channels of news, sports, talk, entertainment, traffic, weather and data, most of which include commercial advertising.

      Sports. Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League, with exclusive rights to use the NFL “shield” logo and collective NFL team trademarks. We carry all NFL regular season, pre-season and post-season games. In most cases, we carry both the home and visiting team game broadcasts, and in 2005, we added Spanish language broadcasts of select games. We also carry the Super Bowl, which we broadcasted in 2006 in seven foreign languages. We also produce and broadcast “SIRIUS NFL Radio,” an around-the-clock exclusive channel of NFL content for our subscribers. Our agreement with the NFL expires at the end of the 2010-2011 NFL season.

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

      In November 2005, we became the Official Satellite Radio Partner of the NBA and in December 2005 added NBA Radio, a talk channel devoted to the NBA. We transmit live play-by-play broadcasts of more than 1,000 NBA games during each season, including the NBA playoffs and The Finals.

      We also have the right to broadcast all games of the NCAA Division I men’s basketball tournament through 2007. We also broadcast live play-by-play broadcasts of more than 1,000 NHL games each season, as well as the Stanley Cup playoffs and finals. We are the Official Satellite Radio Partner of the NHL through the 2006-2007 season.

      In 2005, we added the Ivy League conference schools to our extensive live play-by-play coverage of college football and basketball games. Our broadcasts include football, basketball and other sports from schools in 20 NCAA Division I conferences.

      In 2005, we became the Official Satellite Radio Partner of Wimbledon, offering live coverage of matches as well as commentary of the entire tournament. As the official satellite radio broadcaster of Barclays English Premier League soccer, we have the right to air matches of the top 20 clubs in the United Kingdom, including Manchester United, through 2007.

      The Howard Stern Show. On January 9, 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio as part of two channels being programmed by Howard Stern and us. Our financial obligations under our agreement with Stern consist of both fixed and incentive payments in cash and common stock, and are substantial. Our agreement with Stern will expire on December 31, 2010.

      Other News, Talk and Entertainment. We offer a range of national, international and financial news channels, including FOX News, ABC News & Talk, CNN, NPR, CNBC and Bloomberg. Our talk radio offerings feature many popular talk personalities, including Howard Stern, Martha Stewart, Richard Simmons, Jim Breuer and Senator Bill Bradley, and represent a diverse spectrum of opinions, on channels such as Sirius Left, Sirius Stars, NPR Talk and Sirius OutQ. We also offer an array of sports talk and variety programming, including ESPN Radio, ESPN News, ESPN’s Spanish language programming, ESPN Deportes, three comedy channels, MAXIM Radio, children’s programming, including Radio Disney and Kid’s Stuff, and international programming.

      During 2005, we continued to add to the quality and breadth of our news, talk and entertainment offerings, with the addition of:

•	CNN Headline News;

•	“Christian Talk Channel,” a channel of faith based programming from the Southern Baptist Convention; and

•	“Radio Korea,” a channel featuring news, entertainment and music programming, which is broadcast in Korean.

      Traffic and Weather. We offer continuous, local traffic reports for 20 metropolitan markets throughout the United States. We broadcast these reports, together with local weather reports from The Weather Channel, on eleven of our channels, two of which are devoted to single metropolitan areas (New York and Los Angeles). We also broadcast national and regional weather reports produced by The Weather Channel on our weather and emergency channel.

Distribution of SIRIUS Radios

Retail

      SIRIUS radios are marketed and distributed under various brands through major national and regional retailers, including Best Buy, Circuit City, Crutchfield, Costco, Target and Wal-Mart. SIRIUS radios are also distributed on an exclusive basis by RadioShack. We develop in-store merchandising materials and provide sales force training for several retailers. SIRIUS radios are also available nationwide at various truck stops, including Travel Centers of America, Flying J, Petro, Pilot Travel Centers and Interstate Connections locations.

      We also sell SIRIUS radios directly to consumers through our website, which we refer to as our direct to consumer distribution channel.

Automakers

      Various automakers factory-install and dealer-install SIRIUS radios in their vehicles. As of the end of 2005, SIRIUS radios were available as a factory-installed option in 89 vehicle models and as a dealer-installed option in 19 vehicle models. In 2006, we expect automakers to expand the availability of SIRIUS radios in their vehicles to over 115 factory programs. We expect that the number of dealer only programs will decrease as a result of the increased availability of SIRIUS radios as a factory-installed option.

      In certain cases, automakers include a subscription to our radio service in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically six months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We reimburse various automakers for certain costs associated with the SIRIUS radios installed in their vehicles, including hardware costs and tooling expenses. Such costs are expected to decline as the costs of SIRIUS radios decrease.

      DaimlerChrysler. In October 2005, we entered into a new agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC (collectively “DaimlerChrysler”), which extends our exclusive relationship until September 2012. This agreement covers all cars and light trucks manufactured by DaimlerChrysler as well as Freightliner and Sterling heavy trucks. We share with DaimlerChrysler a portion of the revenues we derive from subscribers using DaimlerChrysler vehicles equipped to receive our service. We also reimburse DaimlerChrysler for certain advertising, hardware and development expenses incurred in connection with the inclusion of SIRIUS radios in its vehicles.

      Ford. In June 2005, we entered into a new agreement with Ford Motor Company and certain of its affiliates, which extends our exclusive relationship until September 2011 or, at Ford’s option, until September 2013. Beginning in January 2009, Ford may elect to become nonexclusive under the agreement, in which case Ford would forfeit its significant future economic benefits. This agreement covers all Ford brands, including Ford, Lincoln, Mercury, Jaguar, Volvo, Land Rover, Aston Martin and Mazda. We share with Ford a portion of the revenues we derive from subscribers using Ford vehicles equipped to receive our service. We also reimburse Ford for certain promotional, hardware and development expenses incurred in connection with the inclusion of SIRIUS radios in its vehicles.

      BMW. In September 2005, we entered into a new agreement with BMW of North America, which extends our exclusive relationship until August 2008. We share with BMW a portion of the revenues we derive from subscribers using BMW and MINI vehicles equipped to receive our service. In addition, we reimburse BMW for certain promotional, hardware and development expenses incurred in connection with the installation of SIRIUS radios in its vehicles.

      Other Automakers. In February 2005, we entered into an agreement with Mitsubishi Motors North America, which establishes an exclusive relationship through February 2010. We share with Mitsubishi a portion of the revenues we derive from subscribers using Mitsubishi vehicles equipped to receive our service. We also reimburse Mitsubishi for certain promotional and hardware expenses incurred in connection with the inclusion of SIRIUS radios in its vehicles.

      In January 2006, we entered into an exclusive agreement with Rolls-Royce Motor Cars, pursuant to which Rolls-Royce will include SIRIUS radios as standard, factory-installed equipment in all of its vehicles through 2008. Each Rolls-Royce vehicle will be sold with a lifetime subscription included in the price of the car. We will reimburse Rolls-Royce for certain hardware expenses incurred in connection with the inclusion of SIRIUS radios in its vehicles.

      SIRIUS radios are also available as a factory or dealer-installed option in various vehicle models offered by Nissan, Infiniti, Volkswagen, Audi, Toyota, Lexus, Subaru and Porsche. We are in discussions with other automakers to include SIRIUS radios in new cars and trucks.

Special Markets

      Trucks. SIRIUS radios are available nationwide at various truck stops, including Travel Centers of America, Flying J, Petro, Pilot Travel Centers and Interstate Connections locations. Freightliner, Sterling, Peterbilt, Kenworth, Volvo and International offer SIRIUS radios as a factory-installed option on the trucks they manufacture.

      Boats. Various recreational boat builders, including Sea Ray, Four Winns, Chaparral, Larson, Glastron, Ranger and Formula, offer SIRIUS radios and a prepaid subscription to our service as a standard or optional feature on their boats.

      Recreational Vehicles. Several leading manufacturers of recreational vehicles, including Fleetwood, American Coach, Winnebago, Gulfstream, Monaco and Newmar, offer SIRIUS radios as a factory-installed option.

Hertz

      We have an agreement with Hertz Corporation to make SIRIUS radios available as an option to its rental car customers. In some cases, our service is included as part of the rental price of Hertz vehicles. In other cases, our service is offered as a premium feature to Hertz customers for a daily fee.

      As of December 31, 2005, 27,504 vehicles with SIRIUS radios were available to renters of Hertz’s 45 vehicle models. Hertz offers SIRIUS radios at 55 airport locations nationwide.

The SIRIUS System

      Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio receiver has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

      The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for national satellite radio broadcasts. We use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency allocation to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

      Our satellite radio system consists of three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	our studios; and

•	SIRIUS radios.

      We continually monitor our existing infrastructure and regularly evaluate improvements in technology. We plan to implement a technology within our existing system that will initially increase our network capacity by approximately 25%. This technology, known as hierarchical modulation, will allow us to offer additional audio channels, as well as advanced services such as data and video, without noticeably affecting our broadcasts. This increase in network capacity will be available through new SIRIUS radios and will not be available to SIRIUS radios sold prior to the implementation of this technology. We expect to begin offering services using this technology in 2007.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

      Satellites. Space Systems/Loral, the manufacturer of our satellites, delivered our three operating satellites to us in July 2000, September 2000 and December 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite was delivered to ground storage in April 2002.

      Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than 350 years of in-orbit operation time. Each satellite was designed to have a useful life of approximately 15 years from time of launch.

      Each operating satellite travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions from signal blockage.

      We expect to augment or replace our satellite constellation by 2012. We may elect to augment our operating satellites with our fourth, spare satellite or with new satellites that we may purchase to meet our business needs. Decisions regarding our satellite constellation may affect the estimated useful life of our existing satellites, and we may modify the depreciable life accordingly. We have had discussions with satellite manufacturers regarding a new satellite; however, to date we have not decided to purchase a new satellite. The cost of replacing our satellites will be substantial.

      We have entered into an agreement with a launch services provider to secure a satellite launch on a Proton rocket prior to the end of 2010. The launch services contract may be used to launch our spare satellite or a new satellite we may decide to purchase. We have no current plans to launch our spare satellite or any other satellite.

      Our existing satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or affect our current operations. Additional circuit failures could reduce the estimated useful life of our existing in-orbit satellites.

      We do not maintain in-orbit insurance policies covering our satellites. In 2004, we discontinued our in-orbit insurance policies covering our satellites following a review of the health of our satellite constellation, the exclusions from coverage contained in the available insurance, the costs of the available insurance, and the practices of other satellite companies as to in-orbit insurance.

      Our satellites are designed to minimize the adverse effects of transmission component failure through the incorporation of redundant components that activate automatically or by ground command upon failure. If multiple component failures occur and the supply of redundant components is exhausted, the satellite generally will continue to operate, but at reduced power.

      If we are required to launch our spare satellite due to the in-orbit failure of one of our orbiting satellites, our operations would be impaired until such time as we successfully launch and commission our spare satellite, which could take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our operations could be suspended for at least 24 months. In such event, our business would be materially impacted and we could default on our commitments.

      Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, and in tunnels, signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. To date, we have deployed 140 terrestrial repeaters in 95 urban areas. We expect to deploy a significant number of additional terrestrial repeaters in 2006.

      Other Satellite Facilities. We control and communicate with our satellites from our uplink facility in New Jersey. These activities include routine satellite orbital maneuvers and monitoring of the satellites. We also maintain earth stations in Panama and Ecuador to control and communicate with our satellites.

Studios

      Our programming originates from our national broadcast studio in New York City and smaller studio facilities in Houston, Texas; Memphis, Tennessee; Nashville, Tennessee; and Los Angeles, California. The national broadcast studio houses our corporate headquarters, our music library, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites.

      Our studios and transmission facilities are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment product. Our studios contain state-of-the-art production facilities. Service commands to initiate and suspend subscriber service are relayed from the national broadcast studio to our satellites for retransmission to subscribers’ radios.

SIRIUS Radios

      We have authorized selected manufacturers to produce SIRIUS radios. These radios are distributed under various consumer brands, including the SIRIUS brand. Over time we expect to introduce SIRIUS radios with new features, functionality and form factors.

      To facilitate the sale of SIRIUS radios, we subsidize chip sets and a portion of radio manufacturing costs to effectively reduce the price of SIRIUS radios to our subscribers. We expect these subsidies to decrease over time.

      Plug & Play Radios. Plug & Play radios enable subscribers to transport a radio easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Plug & Play radios adapt to existing audio systems through FM modulation and other technology solutions and can be easily installed by a retailer or the purchaser. In addition, satellite radio Plug & Play systems designed for commercial truckers are available through participating truck manufacturers, truck dealers and truck stops.

      A boom box, which enables our subscribers to use their SIRIUS radios virtually anywhere, is available for various models of Plug & Play radios.

      Portable Units. In 2005, we introduced the SIRIUS S50, a wearable satellite radio. The SIRIUS S50 allows users to capture and store up to fifty hours of SIRIUS music, or a mix of SIRIUS music and MP3/WMA files, enabling listening on the go. When attached to a home dock, car dock or executive docking station, the SIRIUS S50 provides easy access to live content, and captures and stores SIRIUS music.

      FM Modulated Radios. FM modulated radios enable our service to be received in all vehicles with FM radios.

      In-dash Radios. In-dash radios are integrated seamlessly into the vehicles and allow the user to listen to AM, FM or SIRIUS with the push of a button. The SIRIUS receiver can be built into the radio or connected as a hidden external unit.

      In the auto sound aftermarket, in-dash radios are available at retailers nationally. In-dash radios are also available to automakers for factory or dealer installation. When factory-installed, the cost of the SIRIUS radio is generally included in the sticker price of the vehicle and may include a prepaid SIRIUS subscription of typically six months to one year in duration.

      Home and Commercial Units. SIRIUS home units that connect to most home stereo systems are available nationally. In addition, various multi-tuner and multi-zone units are available through commercial dealers and custom installation dealers. These units allow the user to listen to the SIRIUS service from multiple locations within a home or business.

      The SiriusConnect Home tuner is a satellite radio receiver designed to interface with multiple radios, audio systems and home theater systems. The SiriusConnect Home tuner provides a one-cable connection to easily add our service to SIRIUS-ready home systems manufactured by companies such as Eton and Thomson, under the RCA and GE brands.

      Many SIRIUS radios now include a “replay” feature, allowing listeners to pause, rewind and fast forward music, sports or talk programs. A number of SIRIUS radios also include SIRIUS-Seek, which alerts listeners when selected artists or songs are playing; Game Alert, which prompts listeners when their favorite teams begin a game or when scores change; Game Zone, which lists a listener's favorite team scores on one screen; and one-touch access to traffic and weather reports for select cities.

      We signed an agreement with XM Radio, the holder of the other FCC license to provide a satellite-based digital audio radio service, to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both SIRIUS' and XM Radio’s services. We expect the unified standard to detail the technology to be employed by manufacturers of such dual-mode radios, although we have no assurances that any manufacturer will build, or that a market will develop, for such dual-mode radios. The technology relating to this unified standard is being developed, funded and will be owned jointly by the two companies. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems. In 2005, we substantially completed the design of a radio capable of receiving both services.

International

      Canada. In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the CRTC to offer a satellite radio service in Canada. Canadian Broadcasting Corporation is Canada’s national public broadcaster and one of its largest cultural institutions, and Standard Broadcasting Corporation is the largest privately held owner of radio stations in Canada. SIRIUS Canada’s license to operate a satellite radio service in Canada is subject to a number of conditions, including the requirement that SIRIUS Canada offer a number of qualifying Canadian music and talk channels.

      In December 2005, SIRIUS Canada launched its service in Canada. SIRIUS Canada currently offers 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content, for Cdn. $14.99 per month. In February 2006, SIRIUS Canada added the Howard Stern 100 channel to its programming lineup. Subscribers to the SIRIUS Canada service are not included in our subscriber counts.

      Other regions. We are in discussions with various parties regarding joint ventures in other countries.

Other Opportunities

      Traffic and Weather. In early 2006, we introduced a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems. The service reports information for 31 cities that we source from NAVTEQ, a provider of mapping and traffic data. Additional markets are expected to be introduced as they become available.

      In early 2006, we executed an agreement with WSI, a provider of weather data, and in 2006 we expect to offer a marine weather service. This marine service will provide a range of information, including sea surface temperatures, wave heights and extended forecasts, to recreation boaters.

      SIRIUS Via Mobile Phones. In June 2005, we signed an agreement with Sprint to offer select programming over the Nationwide Sprint PCS Network. In September 2005, Sprint began offering a SIRIUS music service to its subscribers through a built-in media player on Sprint PCS VisionSM Multimedia Phones for $6.95 per month, a portion of which we receive. This service includes access to 20 commercial-free SIRIUS music channels, plus a channel devoted to artist interviews and performances. Subscribers to the Sprint service are not included in our subscriber counts.

      Internet Radio. We offer SIRIUS subscribers the ability to listen to our music channels and select non-music channels over the Internet as part of our base subscription price. We plan to add additional content to our internet offering in the future.

      DISH Network. We offer our music channels to subscribers as part of certain programming packages of the DISH Network satellite television service.

      Telematics and Video. We are developing a service to provide telematics and a limited number of video channels for rear-seat video systems. Service introductions will be dependent upon several factors including the development and implementation of new technology and the timing of new product introductions by distributors. We cannot predict with certainty when these services will be introduced.

Competition

      We face competition for both listeners and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

      XM Radio. Our direct competitor in satellite radio service is XM Radio, the only other FCC licensee for satellite radio service in the United States. XM Radio has announced that it had 5,932,957 subscribers as of December 31, 2005. XM Radio broadcasts certain programming that we do not offer and is offered on various car model brands which do not also offer SIRIUS radios.

      Traditional AM/FM Radio. Unlike SIRIUS radio, traditional AM/FM radio has had a well established market for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which we do not offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive with respect to listeners and advertising revenues. Some radio stations also have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio. Several major radio companies have launched advertising campaigns designed to assert the benefits of traditional local AM/FM radio.

      Currently, most traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. Traditional AM/FM radio broadcasters are able to transmit digitally into the bandwidth occupied by current AM/FM stations. Digital broadcasting offers higher sound quality than traditional analog signals. Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology, and to the extent such technology allows signal quality that rivals our own, any competitive advantage that satellite radio enjoys over traditional radio because of our digital signal would be lessened.

      Internet Radio and Downloading Devices. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Currently, there are no Internet radios in vehicles. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selections may make Internet radio a more significant competitor in the future.

      The Apple iPod® is a portable digital music player that sells for approximately $100-$400 and allows users to convert music on compact discs to digital files and to download and purchase music through Apple’s iTunes® Music Store, which features over 2 million songs and 11,000 audio books. Apple sold over 22.5 million iPods® and more than one million videos during its fiscal 2005 year. iPods® are compatible with certain car stereos and various home speaker systems. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Our SIRIUS S50 portable satellite radio player competes with the iPod® and other portable music devices.

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

      Digital Media Services. We may face competition from businesses that have announced plans to deliver entertainment and media content through cell phones and other wireless devices. Sprint Nextel, Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications recently announced they are forming a joint venture to work toward accelerating the convergence of video entertainment, wireline and wireless data and communications products and services to provide customers throughout the United States access to advanced integrated entertainment, including streaming television programming, music, video clips, games and pre-recorded DVR programs, communications and wireless products. QUALCOMM has announced that its wholly owned subsidiary, MediaFLO USA, will offer interactive wireless multimedia services to consumers in cooperation with U.S. wireless operators through a nationwide network that will deliver multimedia content to mobile devices in the 700 MHz spectrum for which QUALCOMM holds licenses with a nationwide footprint. MediaFLO USA expects to begin commercial operation of the new network in 2006. Crown Castle International Corp. has also announced that it plans to deliver live mobile video in partnership with wireless operators through its Modeo LLC subsidiary. It will provide the service over 5MHz of its licensed spectrum in the

1670-1675 MHz band and plans to commercially launch in select major U.S. markets, including New York City, in 2006.

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

      In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites will be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was initiated by the FCC in March 1997 and is still pending. Many comments have been filed as part of this rulemaking, including comments from the National Association of Broadcasters, major cellular telephone system operators and other holders of spectrum adjoining ours. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted us special temporary authority to operate over 200 terrestrial repeaters and offer our service on a non-harmful interference basis to other wireless services.

      In July 2005, XM Radio announced an agreement to acquire WCS Wireless. The principal assets of WCS Wireless are wireless spectrum licenses throughout the United States, including licenses for spectrum adjoining ours. We filed a petition with the FCC opposing this acquisition, principally on the grounds that XM Radio’s use of certain radio spectrum acquired from WCS Wireless and adjoining our spectrum would interfere with the operation of our service. The FCC's approval of this acquisition without imposing conditions to protect our operations could have an adverse effect on the reception of our service.

      Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio's system. We have signed an agreement with XM Radio to develop jointly a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio's services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, satisfies the interoperability condition contained in our FCC license.

      The Communications Act prohibits the issuance of a license to a foreign government or a representative of a foreign government, and contains limitations on the ownership of common carrier, broadcast and some other radio licenses by non-U.S. citizens. We are regulated as a subscription-based, non-common carrier by the FCC and are not a broadcast service. As such, we are not bound by the foreign ownership provisions of the Communications Act. As a private carrier, we are free to set our own prices and serve customers according to our own business judgment without economic regulation.

      Changes in law or regulations relating to communications policy or to matters affecting our service could adversely affect our ability to retain our FCC license or the manner in which we operate.

The SIRIUS Trademark

      We have several registrations and approved applications in the U.S. Patent and Trademark Office for the “SIRIUS” trademark and the “Dog Design” logo used in connection with our products and service. We intend to maintain our trademarks and the applications and registrations therefor. We are not aware of any material claims of infringement or other challenges to our right to use the “SIRIUS” trademark or the “Dog Design” logo in the United States in connection with our products or service.

Copyrights in Programming

      In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works, or songs, and holders of copyrights in sound recordings—records, cassettes, compact discs and audio files.

      Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have entered into public performance license agreements with ASCAP and SESAC that expire at the end of 2006 to pay royalties for our public performances of musical works by our satellite radio service. We also have entered into an interim license agreement with BMI and are in discussions regarding a final license. If we are unable to reach a final agreement with BMI, a royalty rate may ultimately be established through litigation.

      Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. We have an agreement with SoundExchange to pay royalties for our public performances of sound recordings by our satellite radio service. Our agreement with SoundExchange expires at the end of 2006.

      Certain copyright holders have stated concerns regarding features in SIRIUS radios that allow subscribers to listen to SIRIUS programming after the initial broadcast. We believe these devices comply with applicable copyright law. We cannot assure that our royalty fees will remain at current levels or that arbitration or litigation will not arise in connection with royalty arrangements or SIRIUS radios that include certain recording capabilities and we cannot predict what the costs to us of a proceeding or a settlement of such a dispute or disputes might be.

Personnel

      As of December 31, 2005, we had 614 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

Corporate Information

      Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, we changed our name to CD Radio Inc., and we formed a wholly owned subsidiary, Satellite CD Radio, Inc., that is the holder of our FCC license. On November 18, 1999, we changed our name to Sirius Satellite Radio Inc. Our executive offices are located at 1221 Avenue of the Americas, 36th floor, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is SIRIUS.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed such material with, or furnished it to, the SEC. SIRIUS.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Executive Officers of the Registrant

      Certain information regarding our executive officers is provided below:

Name	Age	Position

Mel Karmazin	62	Chief Executive Officer
Scott A. Greenstein	46	President, Entertainment and Sports
James E. Meyer	51	President, Sales and Operations
Patrick L. Donnelly	44	Executive Vice President, General Counsel and Secretary
David J. Frear	49	Executive Vice President and Chief Financial Officer

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

      James E. Meyer has served as our President, Sales and Operations, since May 2004. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as the Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson’s Senior Vice President of Product Management. Mr. Meyer is a director of Gemstar-TV Guide International, Inc.

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

Employment Agreements

      We have entered into an employment agreement with each of our executive officers, and these agreements are described below.

      Mel Karmazin. In November 2004, we entered into a five-year agreement with Mel Karmazin to serve as our Chief Executive Officer. We pay Mr. Karmazin a base salary of $1,250,000 per year, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

      Pursuant to our agreement with Mr. Karmazin, his stock options and shares of restricted stock will vest upon his termination of employment for good reason, upon his death or disability and in the event of a change in control. In the event Mr. Karmazin's employment is terminated by us without cause, his unvested stock options and shares of restricted stock will thereupon vest and become exercisable, and he will receive his current base salary for the remainder of the term and any earned but unpaid annual bonus.

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

      Scott A. Greenstein. In May 2004, we entered into an employment agreement with Scott A. Greenstein to serve as our President, Entertainment and Sports, and in August 2005, we amended that agreement. Mr. Greenstein has agreed to serve as our President, Entertainment and Sports, through July 2009, and we pay Mr. Greenstein an annual salary of $700,000.

      If Mr. Greenstein's employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum payment equal to (1) his base salary in effect from the termination date through May 4, 2007 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through May 4, 2007. In the event Mr. Greenstein's employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, disability and life insurance benefits for eighteen months following his termination.

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

      James E. Meyer. In May 2004, we entered into an employment agreement with James E. Meyer to serve as our President, Sales and Operations, and in March 2005 and February 2006, we amended that agreement. Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2007 and we pay Mr. Meyer an annual salary of $800,000.

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

      Upon the expiration of Mr. Meyer's employment agreement in April 2007, we have agreed to offer Mr. Meyer a one-year consulting agreement. We expect to reimburse Mr. Meyer for all of his reasonable out-of-pocket expenses associated with the performance of his obligations under this consulting agreement, but do not expect to pay him any cash compensation. Mr. Meyer’s stock options will continue to vest and will be exercisable during the term of this consulting agreement.

      Patrick L. Donnelly. In November 2004, we entered into an employment agreement with Patrick L. Donnelly to serve as our Executive Vice President, General Counsel and Secretary until May 2007. We pay Mr. Donnelly an annual base salary of $400,000.

      If Mr. Donnelly's employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Donnelly his annual salary and the annual bonus last paid to him and to continue his medical, disability and life insurance benefits for one year.

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

      David J. Frear. In June 2003, we entered into an employment agreement with David J. Frear to serve as our Executive Vice President and Chief Financial Officer, and in August 2005, we amended that agreement. Mr. Frear has agreed to serve as our Executive Vice President and Chief Financial Officer through July 2008, and we pay Mr. Frear an annual salary of $450,000.

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

      Additional information regarding the compensation for Messrs. Karmazin, Greenstein, Meyer, Donnelly and Frear will be included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006.

Item 1A. Risk Factors

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

      Our three satellites were launched in 2000. We do not maintain in-orbit insurance policies covering our satellites. Our operating results would be materially adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence, and we fail to launch replacement satellites in a timely manner.

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

      Our satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or otherwise affect our current operations. Additional circuit failures could reduce the useful life of our existing in-orbit satellites.

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

      If one of our three satellites fails in orbit, our service would be impaired until such time as we successfully launch and commission our spare satellite, which would take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our service could be suspended for at least 24 months. In such event, our business would be materially impacted and we could default on our commitments.

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

      To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of indebtedness would result in increased fiscal obligations and could contain additional restrictive covenants. The sale of additional equity or convertible debt securities would result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us.

Our business might never become profitable.

      As of December 31, 2005, we had an accumulated deficit of approximately $2.7 billion. We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on our debt. If we are unable ultimately to generate sufficient revenues to become profitable, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.

      Third-party content is an important part of our service, and we compete with many parties, including XM Radio, for content. We have entered into a number of important content arrangements, including agreements with the NFL, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with the NFL expires at the end of the 2010-2011 NFL season; our agreement with Howard Stern expires in December 2010; and our agreement with NASCAR expires in 2011. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.

      Our financial obligations under our agreement with Howard Stern consist of both fixed and incentive payments in cash and common stock, and are substantial. In October 2004 we disclosed that the aggregate fixed obligations under our agreement with Stern would be approximately $100 million per year commencing in 2006. The 34,375,000 shares issued in January 2006 for the benefit of Howard Stern and Don Buchwald, his agent, were valued in October 2004 at approximately $110 million and were included as part of the aggregate fixed obligations under the agreement. At issuance, these shares were valued at approximately $225 million, which will be recorded to equity granted to third parties and employees expense in the first quarter of 2006.

      In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plan. We also must negotiate and enter into final music programming royalty arrangements with BMI and our existing arrangements with the ASCAP, SESAC and SoundExchange will expire at the end of 2006. Such royalty arrangements may be more costly than anticipated.

      Certain copyright holders have stated concerns regarding features in SIRIUS radios that allow subscribers to listen to SIRIUS programming after the initial broadcast. We believe these devices comply with applicable copyright law. We cannot assure that our royalty fees will remain at current levels or that arbitration or litigation will not arise in connection with royalty arrangements or SIRIUS radios that include certain recording capabilities and we cannot predict what the costs to us of a proceeding or a settlement of such a dispute or disputes might be.

Higher than expected costs of attracting new subscribers could adversely affect our financial performance and operating results.

      We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting subscribers are greater than expected or if our competitor, XM Radio, substantially increases equipment subsidies or reduces hardware prices, our financial performance and operating results could be adversely affected.

Higher subscriber turnover could adversely affect our financial performance and operating results.

      We are experiencing, and expect to continue to experience in the future, some subscriber turnover, or churn. We cannot predict the amount of churn we will experience. High subscriber turnover, or our inability to attract customers to our service, would adversely affect our financial performance and operating results.

Competition from XM Radio and traditional and emerging audio entertainment providers could adversely affect our ability to generate revenues.

      We compete with many entertainment providers for both listeners and advertising revenues, including XM Radio, the other satellite radio provider in North America; traditional AM/FM and digital radio; Internet-based audio providers; direct broadcast satellite television audio services; and cable systems that carry audio services. In addition, other technologies in the mobile audio environment, such as Apple iPod® and MP3 devices, wireless broadband services and next generation cellular telephones, have emerged to compete with our service.

      If consumers or other third parties perceive that XM Radio offers more attractive service, enhanced features or superior equipment alternatives, or has stronger marketing or distribution channels, it may gain a long-term competitive advantage over us. As of December 31, 2005, we had 3,316,560 subscribers, while XM Radio reported 5,932,957 subscribers as of the same date.

      In July 2005, XM Radio announced an agreement to acquire WCS Wireless, the principal assets of which are wireless spectrum licenses in geographic areas covering a significant portion of the continental United States. While XM Radio has not announced a plan for the use of this spectrum, XM Radio's acquisition of this spectrum, other radio spectrum or technologies not available to us, may enable it to offer more services, produce entertainment products of greater interest to consumers or operate at a more competitive cost.

      We compete vigorously with XM Radio for subscribers and in all other aspects of our business, including the pricing of our service and our radios, retail and automotive distribution arrangements, programming acquisitions and technology. Competition with XM Radio may increase our operating expenses as we seek arrangements with third parties, such as programming providers, and may cause us to reach cash flow breakeven with more subscribers or later than we estimate.

      Unlike satellite radio, traditional AM/FM radio has a well established and dominant market presence for its services and offers free broadcasts supported by commercial advertising rather than by a subscription fee. Many radio stations also offer consumers well known on-air personalities and information programming of a local nature, which we do not offer as broadly as local radio. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage. Some radio stations have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with our service. Several major radio companies recently banded together to launch an advertising campaign designed to assert that traditional AM/FM radio, like satellite radio, is innovative and features new artists.

      Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened.

      Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the world. According to an Arbitron study, approximately 20 million Americans listened to Internet radio each week in January 2005. We expect that improvements from higher bandwidths, faster modems and wider programming selection will make Internet radio increasingly competitive.

      The Apple iPod®, a portable digital music player that stores up to 15,000 songs, allows users to download and purchase music through Apple’s iTunes® Music Store, which offers for sale over two million songs. The iPod® is also compatible with certain car stereos and various home speaker systems. Our SIRIUS S50 portable satellite radio player competes with the iPod® and other portable music devices.

      A number of wireless telephone providers now offer, or have announced plans to offer, music services. These music services may provide a variety of live music channels as well as the ability to download selected songs. Although many of these services have just been launched, are dependent upon the adoption of next generation cell phone technology and are not yet widely accepted in the market, music services from wireless telephone providers could become increasingly competitive with our service.

Weaker than expected market and advertiser acceptance of our service could adversely affect our advertising revenue and results of operations.

      Our ability to generate advertising revenues will be directly affected by the number of subscribers to our service and the amount of time subscribers spend listening to our talk and entertainment channels or our traffic and weather service. Our ability to generate advertising revenues will also depend on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with XM Radio and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do.

We attract a substantial number of our new subscribers during the fourth quarter and our inability to deliver competitive products during the fourth quarter could have a material adverse affect on our operations.

      We attract a disproportionate share of our new subscribers each year during the fourth quarter because of the holiday season. For example, in 2005 we attracted approximately 53% of our new subscribers during the fourth quarter. As a result, our failure to properly manage radio inventory, respond to changing technology and competitive pressures or deliver a competitive product during the fourth quarter could significantly reduce our number of new subscribers and have an adverse affect on our operations. We also depend on third parties to manufacture, distribute, market and sell SIRIUS radios, and their failure to perform during the fourth quarter could have an adverse affect on our operations.

Failure of third parties to perform could adversely affect our business.

      Our business depends in part on the efforts of third parties, especially the efforts of:

•	automakers that manufacture, market and sell vehicles capable of receiving our service, but in many cases have no obligations to do so;

•	consumer electronics manufacturers that manufacture and distribute SIRIUS radios;

•	companies that manufacture and sell integrated circuits for SIRIUS radios;

•	programming providers and on-air talent, including Howard Stern;

•	retailers that market and sell SIRIUS radios and promote subscriptions to our service; and

•	third party vendors that have designed, built, support or operate important elements of our system, such as our customer service facilities.

      If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected and we could be placed at a long-term disadvantage.

      The sale of vehicles with SIRIUS radios is an important source of subscribers for us. To the extent sales of vehicles by our distribution partners slow, our subscriber growth could be adversely impacted. In addition, we do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of SIRIUS radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of our service and our reputation could be adversely affected.

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

      Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process, including interference that could result from XM Radio’s use of the spectrum it is seeking to acquire from WCS Wireless.

      The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating our terrestrial repeaters on a “non-interference” basis pursuant to a grant of special temporary authority from the FCC. The FCC's final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters and limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

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

Our substantial indebtedness could adversely affect our financial health.

      As of December 31, 2005, we had approximately $1.1 billion of indebtedness. We may incur more debt if we believe we can raise money on favorable terms. A significant portion of our indebtedness contains restrictive covenants. Our indebtedness could:

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	limit our ability to borrow additional funds;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, possibly reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes; and

•	place us at a competitive disadvantage compared to competitors that have less debt.

      Failure to comply with the covenants contained in the indentures governing our debt could result in an event of default, which, if not cured or waived, could cause us to discontinue operations or seek a purchaser for our business or assets.

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

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      We lease space in an office building in New York, New York, to house our headquarters and national broadcast studio. We use certain space as office, studio and display space; and we use portions for satellite transmission equipment. We also lease office or studio space in Lawrenceville, New Jersey; Farmington Hills, Michigan; Peekskill, New York; Nashville, Tennessee; Memphis, Tennessee; Los Angeles, California; and Houston, Texas. The aggregate annual rent for these properties was approximately $6,853,000 for the year ended December 31, 2005.

      We own property that we use for technical and engineering facilities in New Jersey. We also lease properties in Panama and Ecuador that we use as earth stations to command and control our satellites.

Item 3. Legal Proceedings

      In September 2001, a purported class action lawsuit, entitled Sternbeck v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the United States District Court for the District of Vermont. Subsequently, additional purported class action lawsuits were filed. These actions were consolidated in a single purported class action, entitled In re: Sirius Satellite Radio Securities Litigation, No. 01-CV-10863, pending in the United States District Court for the Southern District of New York. This action was brought on behalf of all persons who acquired our common stock on the open market between February 16, 2000 and April 2, 2001. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleged, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated.

      In January 2006, we and certain of our current and former executive officers who are also defendants agreed in principle to settle this action for $8 million in cash. Our insurer will fund the entire amount of the settlement payment. We do not anticipate incurring any additional significant expenses in connection with this action and we will not seek recovery of any unreimbursed defense costs previously incurred and paid by us. This agreement in principle is subject to completion of a definitive settlement agreement and approval by the United States District Court for the Southern District of New York.

      On February 28, 2006, CBS Radio Inc. commenced a lawsuit in New York State Supreme Court against Howard Stern, Stern's production company, Stern's agent and us. The suit alleges, among other things, that Stern breached his former agreement with CBS Radio by reason of certain statements he made during the course of his show broadcast by CBS Radio. The complaint further alleges that we are liable for unjust enrichment, unfair competition, aiding and abetting fraud and tortiously interfering with the agreement between CBS Radio and Stern. The complaint seeks damages in an unspecified amount. We do not believe that the allegations regarding us in the complaint have merit, and we intend to defend this suit vigorously.

      In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “SIRI.” The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low
Year ended December 31, 2004
First Quarter	$3.82	$2.63
Second Quarter	4.02	2.94
Third Quarter	3.20	2.05
Fourth Quarter	9.01	3.14
Year ended December 31, 2005
First Quarter	$7.64	$5.15
Second Quarter	6.58	4.67
Third Quarter	7.39	6.39
Fourth Quarter	7.87	5.86

      On March 8, 2006, the closing bid price of our common stock on the Nasdaq National Market was $4.77 per share. On March 8, 2006, there were approximately 900,000 beneficial holders of our common stock. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

      Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, and with respect to the consolidated balance sheets at December 31, 2005 and 2004, are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, included in Item 8 of this report. Our selected financial data set forth below with respect to the consolidated statement of operations for the year ended December 31, 2002, and with respect to the consolidated balance sheet at December 31, 2002 are derived from our consolidated financial statements audited by Ernst & Young LLP, which are not included in this report. Our selected financial data set forth below with respect to the consolidated statement of operations for the year ended December 31, 2001, and with respect to the consolidated balance sheet at December 31, 2001, are derived from our consolidated financial statements audited by Arthur Andersen LLP, which are not included in this report. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$242,245	$66,854	$12,872	$805	$—
Loss from operations	(829,140)	(678,304)	(437,530)	(313,127)	(168,456)
Net loss(1)	(862,997)	(712,162)	(226,215)	(422,481)	(235,763)
Net loss applicable to common stockholders(1)	(862,997)	(712,162)	(314,423)	(468,466)	(277,919)
Net loss per share applicable to common stockholders (basic and diluted)	$(0.65)	$(0.57)	$(0.38)	$(6.13)	$(5.30)
Weighted average common shares outstanding (basic and diluted)	1,325,739	1,238,585	827,186	76,394	52,427
Balance Sheet Data:
Cash and cash equivalents	$762,007	$753,891	$520,979	$18,375	$4,726
Restricted investments	107,615	97,321	8,747	7,200	21,998
Marketable securities	117,250	5,277	28,904	155,327	304,218
Working capital(2)	404,481	541,526	497,661	151,289	275,732
Total assets	2,085,362	1,957,613	1,617,317	1,340,940	1,527,605
Long-term debt, net of current portion	1,084,437	656,274	194,803	670,357	639,990
Accrued interest, net of current portion	—	—	—	46,914	17,201
Preferred stock	—	—	—	531,153	485,168
Accumulated deficit	(2,728,853)	(1,865,856)	(1,153,694)	(927,479)	(504,998)
Stockholders’ equity(3)	324,968	1,000,633	1,325,194	36,846	322,649

(1)	Net loss and net loss applicable to common stockholders for the year ended December 31, 2003 included other income of $256,538 related to our debt restructuring.

(2)	The calculation of working capital includes current portions of long-term debt and accrued interest. Certain portions of long-term debt and accrued interest, which would have been classified as current absent our restructuring in March 2003, were classified as long-term as of December 31, 2002, as they were exchanged for shares of our common stock in March 2003.

(3)	No cash dividends were declared or paid in any of the periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A—Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

      (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

Overview:

      We are a satellite radio provider in the United States. We currently broadcast 133 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 64 channels of sports, news, talk, entertainment, traffic, weather and data content for a monthly subscription fee of $12.95.

      We transmit our satellite broadcasts through our proprietary satellite radio system, which currently consists of three orbital satellites, 140 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers and mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets.

      SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios can be purchased at major retailers, including Best Buy, Circuit City, Crutchfield, Costco, Target, Wal-Mart and through RadioShack on an exclusive basis. On December 31, 2005, SIRIUS radios were available at over 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Mitsubishi, BMW and Rolls-Royce to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion, Volkswagen, Audi and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of December 31, 2005, SIRIUS radios were available as a factory-installed option in 89 vehicle models and as a dealer-installed option in 19 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at 55 airport locations nationwide.

      In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content.

      Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual or a monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately nine months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios and accessories.

      In certain cases, automakers include a subscription to our radio service in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically six months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with SIRIUS radios installed in their vehicles.

      Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs. A large percentage of our annual gross subscriber additions are acquired in the fourth quarter in connection with holiday sales. As a result, our subscriber acquisition costs per gross subscriber addition, a key operating metric for our business, is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

      In 2005 we achieved significant financial and operational milestones, including:

•	satellite radio market share parity in the retail channel—retail market share of 54% for the full-year and 60% for the fourth quarter, according to the NPD Group;

•	rapid acceleration in OEM subscriber additions;

•	extended long-term exclusive agreements with DaimlerChrysler, Ford and BMW;

•	material reduction in subscriber acquisition costs (SAC) per gross subscriber addition;

•	new programming agreements with Martha Stewart, Richard Simmons, the NBA, Adam Curry’s Podcast Show and NASCAR;

•	introduction of the SIRIUS S50, the satellite radio industry’s first wearable device with MP3/WMA capabilities;

•	enhanced financial position and liquidity through a $500,000 debt offering of our 9 5⁄8% Senior Notes due 2013;

•	redeemed our outstanding 15% Senior Secured Discount Notes due 2007 and our 14 1⁄2% Senior Secured Notes due 2009; and

•	launched SIRIUS music on the Sprint wireless network, an industry first.

      On January 9, 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio as part of two channels programmed by Howard Stern and us.

Subscribers:

      As of December 31, 2005, we had 3,316,560 subscribers compared with 1,143,258 subscribers as of December 31, 2004. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

      The following table contains a breakdown of our subscribers:

	As of December 31,
	2005	2004	2003
Retail	2,465,363	911,255	215,227
OEM	823,693	203,469	21,823
Hertz	27,504	28,534	24,011

Total subscribers	3,316,560	1,143,258	261,061

      We expect an increasing proportion of our subscribers will be generated through our relationships with automakers, or OEMs. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of SIRIUS radios through arrangements with automakers and through additional retail points-of-sale.

Metrics:

      We use various key metrics to monitor our operating performance including average monthly churn, average monthly revenue per subscriber, or ARPU, SAC per gross subscriber addition and adjusted loss from operations. The following table represents the results of our metrics for the past three fiscal years:

	For the Years Ended December 31,
	2005	2004	2003
Gross subscriber additions	2,519,301	986,556	255,798
Average monthly churn(1)(6)	1.5%	1.6%	1.5%
ARPU(2)(6)	$10.34	$10.16	$9.48
SAC per gross subscriber addition(3)(6)	$139	$177	$293
Customer service and billing expenses per average subscriber(4)(6)	$2.10	$3.56	$6.84
Total revenue	$242,245	$66,854	$12,872
Adjusted loss from operations(5)(6)	$(567,507)	$(456,209)	$(330,094)
Net cash used in operating activities	$(273,740)	$(334,463)	$(284,487)

(1)	Average monthly churn represents the average of the number of deactivated subscribers divided by average quarterly subscribers.
(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period.
(3)	SAC per gross subscriber addition is derived from total subscriber acquisition costs and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. Figures are rounded to the nearest whole dollar.
(4)	Customer service and billing expenses per average subscriber is derived from total customer service and billing expenses divided by the daily weighted average number of subscribers per month.
(5)	Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. We believe adjusted loss from operations is a useful metric because it represents operating expenses excluding the effects of non-cash items. A reconciliation of our reported loss from operations to our adjusted loss from operations is set forth below:

	For the Years Ended December 31,
	2005	2004	2003
Loss from operations, as reported	$(829,140)	$(678,304)	$(437,530)
Depreciation	98,555	95,370	95,353
Equity granted to third parties and employees	163,078	126,725	12,083

Adjusted loss from operations	$(567,507)	$(456,209)	$(330,094)

(6)	Average monthly churn, ARPU, SAC per gross subscriber addition, customer service and billing expenses per average subscriber and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles and are used by us as a measure of operating performance. As a result, these metrics may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

Revenue and Expenses:

      The following revenue and operating expense categories reflect the drivers of our business:

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

      Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

      Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and broadcast studios and in-orbit satellite insurance.

      Programming and Content. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay certain other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

      Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

      Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

      Sales and Marketing. Sales and marketing expenses include advertising, media and production costs and distribution costs. Advertising, media and production costs primarily include promotional events, sponsorships, media, advertising, production and market research. Distribution costs primarily include the costs of residuals, market development funds, revenue share and in-store merchandising. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Market development funds are fixed and variable payments to reimburse retailers and radio manufacturers for the cost of advertising and other product awareness activities.

      Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

      General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs and bad debt expense.

      Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers, including tooling expense.

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

      Other Income (Expense)

      Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

      Interest Expense. Interest expense includes interest on outstanding debt and debt conversion costs. Debt conversion costs represent the loss associated with debt exchanged for shares of our common stock and are calculated as the difference between the fair market value of additional shares issued in excess of the fair market value of the amount of shares that would have been issued under original conversion ratios.

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

      Subscriber Revenue Recognition. Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease price of a new vehicle; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

      We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

      At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized to revenue ratably over the term upon activation. We also reimburse the automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

      Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

      As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on any current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

      Stock-Based Compensation. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations. Effective January 1, 2006 we will adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment.” SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value.

      We account for modifications to stock-based awards in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” FIN No. 44 provides that when the modification of a stock-based award occurs, a new measurement date results because the modification may allow an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. A new measurement of potential compensation is measured as of the date of the modification. While measurement of the potential compensation is made as of that date, the recognition of the compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award’s original vesting terms. We have granted stock-based awards which vest on a specific date with acceleration to earlier time periods as performance targets for fiscal periods are met. The performance targets are established annually and may be modified by our board of directors. As these targets are established or modified new measurement dates result. We recognize expense resulting from a new measurement date only if such employees voluntarily resign or are terminated for cause and exercise such stock-based awards during the period of the accelerated vest date through the original vest date. Under these conditions, employees are deemed to benefit from the accelerated vest date. Stock compensation expense associated with stock options for the year ended December 31, 2005 included a charge of $479 for an employee that was deemed to have benefited from the modification of a stock-based award resulting in a new measurement date. No additional expense will be recognized for employees deemed to benefit from accelerated vest dates as modifications to stock-based awards effective January 1, 2006 will be accounted for in accordance with SFAS No. 123R.

      In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

      We account for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations.

      The measure of fair value most often employed under SFAS No. 123 is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. During 2005, we continued to refine the assumptions used in estimating fair value in response to changing market conditions and the issuance of additional accounting guidance, including SFAS No. 123R. Our assumptions may change in future periods. For the year ended December 31, 2005, a change in volatility of 10% would have resulted in aproximately a 2% change in expense for stock-based awards granted to third parties.

      Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

      Useful Life of Satellite System. Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our in-orbit satellites are 15 years from the date they were placed into orbit. We are depreciating our three in-orbit satellites over their respective remaining useful lives beginning February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Our spare satellite is expected to operate effectively for 15 years from the date of launch.

      Our satellites have experienced circuit failures on their solar arrays. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

      FCC License. In October 1997 the FCC granted us a license to operate a commercial satellite radio service in the United States. While the FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat the FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.

      We test our FCC license for impairment at least annually unless indicators of impairment exist. We use a direct approach in performing our annual impairment test for this asset which requires estimates of future cash flows and other factors. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset. We began using the direct approach in 2005. Prior to 2005, we used the residual method in estimating the fair value of our FCC license. Use of the direct approach is in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Under either the direct method or the residual method, if the fair value of our license was less than the aggregated carrying amount of the license, an impairment would have been recognized.

      Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Our operating losses have generated significant state and federal tax net operating losses, or NOL carryforwards. We are required to record a valuation allowance against the deferred tax asset associated with these NOL carryforwards if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations and our expected future losses, we have recorded a valuation allowance equal to 100% of these deferred tax assets. We could be profitable in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of these NOL carryforwards. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of these NOL carryforwards is utilized.

Results of Operation

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

      Total Revenue

      Subscriber Revenue. Subscriber revenue increased $160,734 to $223,615 for the year ended December 31, 2005 from $62,881 for the year ended December 31, 2004. The increase was attributable to the growth of subscribers to our service. As of December 31, 2005, we had

3,316,560 subscribers compared with 1,143,258 subscribers at December 31, 2004, an increase of 2,173,302 subscribers.

      The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,
	2005	2004	Variance
Subscription fees	$233,635	$65,201	$168,434
Activation fees	6,790	2,102	4,688
Effects of mail-in rebates	(16,810)	(4,422)	(12,388)

Total subscriber revenue	$223,615	$62,881	$160,734

      Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

      Advertising Revenue. Advertising revenue increased $5,225 to $6,131 for the year ended December 31, 2005 from $906 for the year ended December 31, 2004. The increase was a result of an increase in rates per spot, more spots due to new and more attractive programming and increased advertiser interest as we continue to build brand awareness.

      We expect advertising revenue to grow as our subscribers increase and we continue to improve brand awareness and content, including the impact from the launch of The Howard Stern Show, which began in January 2006.

      ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Years Ended December 31,
	2005	2004
Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.78	$10.91
Effects of Hertz subscribers	0.04	(0.19)
Effects of mail-in rebates	(0.76)	(0.70)

Average monthly subscriber revenue per subscriber	10.06	10.02
Average monthly net advertising revenue per subscriber	0.28	0.14

ARPU	$10.34	$10.16

      The increase in ARPU to $10.34 for the year ended December 31, 2005 from $10.16 for the year ended December 31, 2004 was primarily attributable to the improvement in our Hertz program, plan mix and increased advertising revenue, offset by the effects of the timing of the commencement of revenue recognition for prepaid subscriptions and the impact of mail-in rebates.

      Equipment Revenue. Equipment revenue increased $9,373 to $12,271 for the year ended December 31, 2005 from $2,898 for the year ended December 31, 2004. The increase was the result of increased sales through our direct to consumer distribution channel.

      We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

      Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses decreased $3,301 to $27,856 for the year ended December 31, 2005 from $31,157 for the year ended December 31, 2004. The decrease was primarily attributable to a reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. This decision was made after a review of the health of our satellite constellation; the exclusions from coverage contained in the available insurance; the costs of the available insurance; and the practices of other satellite companies as to in-orbit insurance. Such decrease was offset by increased compensation related costs for additions to headcount. As of December 31, 2005, we had 140 terrestrial repeaters in operation compared with 137 terrestrial repeaters as of December 31, 2004.

      Future increases in satellite and transmission expenses will primarily be attributable to the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy a significant number of additional terrestrial repeaters in 2006. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance or launch new satellites.

      Programming and Content. Programming and content expenses increased $35,254 to $98,607 for the year ended December 31, 2005 from $63,353 for the year ended December 31, 2004. The increase was primarily attributable to license fees associated with new programming agreements, compensation related costs for additions to headcount, broadcast royalties as a result of the increase in our subscribers and additional on-air talent costs due to the expansion of the programming lineup.

      Our programming and content expenses will increase as we continue to develop and enhance our channels. Our agreements with Howard Stern beginning January 2006, FOX News beginning February 2006 and NASCAR beginning February 2007 will significantly increase our programming and content expenses. In addition, we expect broadcast royalties to increase as our subscriber base grows. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial cost.

      Customer Service and Billing. Customer service and billing expenses increased $24,312 to $46,653 for the year ended December 31, 2005 from $22,341 for the year ended December 31, 2004. The increase was primarily due to increased customer service representative costs and telecommunication charges as a result of the expansion and growth of our call centers to accommodate our subscriber base and increased credit card fees due to the addition of new subscribers. Customer service and billing expenses increased 109% compared with an increase in our end of period subscribers of 190% as of December 31, 2005 compared with December 31, 2004. Customer service and billing expenses per average subscriber per month declined 41% to $2.10 for 2005 compared with $3.56 for 2004.

      We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

      Cost of Equipment. Cost of equipment increased $8,360 to $11,827 for the year ended December 31, 2005 from $3,467 for the year ended December 31, 2004. The increase was primarily attributable to higher sales through our direct to consumer distribution channel.

      We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

      Sales and Marketing. Sales and marketing expenses increased $16,097 to $170,592 for the year ended December 31, 2005 from $154,495 for the year ended December 31, 2004. The increase was primarily attributable to higher advertising, media and production costs for marketing campaigns, offset by reductions in costs for the expiration of certain sponsorships in 2004. In addition, distribution costs increased primarily as a result of higher costs associated with advertising for both the holiday season and the rollout of new products in the retail distribution channel, retail residuals and OEM revenue share. Such increases in distribution costs were offset in part by decreases in certain retail costs associated with sales efforts for the RadioShack rollout in 2004. Compensation related costs also increased as a result of additions to headcount to support our growth.

      We expect sales and marketing expenses to increase as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

      Subscriber Acquisition Costs. Subscriber acquisition costs increased $175,939 to $349,641 for the year ended December 31, 2005 from $173,702 for the year ended December 31, 2004, an increase of 101%. Over the same period, gross subscriber additions increased 155% from 986,556 for the year ended December 31, 2004 to 2,519,301 for the year ended December 31, 2005. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions resulting from the increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs.

      Subscriber acquisition costs per gross subscriber addition were $139 and $177 for the years ended December 31, 2005 and 2004, respectively. The decline was primarily attributable to the reduction in average subsidy rates as we continued to reduce manufacturing and chip set costs.

      We expect total subscriber acquisition costs to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. However, we anticipate that, on a per gross subscriber addition basis, the costs of certain subsidized components of SIRIUS radios will continue to decrease in the future as manufacturers experience economies of scale in production and we secure additional manufacturers of these components. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross subscriber addition could increase. Our subscriber acquisition costs per gross subscriber addition are generally higher in the first three quarters of our fiscal year and decline in the fourth quarter as we experience higher activation rates.

      General and Administrative. General and administrative expenses increased $15,803 to $59,831 for the year ended December 31, 2005 from $44,028 for the year ended December 31, 2004. The increase was primarily a result of additional personnel-related costs and rent and occupancy costs to support the growth of our business and bad debt expense.

      We expect our general and administrative expenses to increase in future periods for personnel-related costs and facility costs to support our growth.

      Engineering, Design and Development. Engineering, design and development expenses increased $14,225 to $44,745 for the year ended December 31, 2005 from $30,520 for the year ended December 31, 2004. The increase was primarily attributable to additional personnel-related costs to support research and development efforts, costs associated with OEM tooling and manufacturing upgrades to support factory installations of SIRIUS radios and development costs for our next generation of radios. These increases were offset by decreases in chip set development costs.

      We expect our engineering, design and development expenses to increase in future periods as automakers continue their efforts to incorporate SIRIUS radios across a broader range of their vehicles and as we develop future generations of chip sets and new products and services.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants increased $25,649 to $100,349 for the year ended December 31, 2005 from $74,700 for the year ended December 31, 2004. This increase was primarily attributable to warrants granted to certain distribution partners for achieving production and other milestones during the year partially offset by changes in the estimated fair value of such awards compared with the prior year.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $9,137 to $56,877 for the year ended December 31, 2005 from $47,740 for the year ended December 31, 2004. The increase was primarily attributable to expense associated with grants of restricted stock and restricted stock units, modifications of existing stock-based awards, and profit sharing. Such increases were offset by expense for the accelerated vesting of stock options upon the satisfaction of performance targets in 2004 and certain 2004 vesting events for awards granted to consultants.

      Equity granted to third parties and employees expense for the years ended December 31, 2005 and 2004 also included $5,852 and $4,285, respectively, of expense associated with the 15,173,070 shares of our common stock granted to the NFL upon signing a seven-year agreement with the NFL.

      We will adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense. Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the amount of stock-based awards granted, the price of our common stock, valuation assumptions, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

      In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. The value of these shares was approximately $225,000 and will be recorded to equity granted to third parties and employees expense in the first quarter of 2006.

      Other Income (Expense)

      Interest and Investment Income. Interest and investment income increased $17,165 to $26,878 for the year ended December 31, 2005 from $9,713 for the year ended December 31, 2004. The increase was attributable to higher interest rates and the increase in our average cash, cash equivalents and marketable securities balance as a result of funds raised through offerings of debt securities.

      Interest Expense. Interest expense increased $3,975 to $45,361 for the year ended December 31, 2005 from $41,386 for the year ended December 31, 2004. The increase was primarily due to interest expense resulting from the issuance of our 9 5⁄8% Senior Notes due 2013 in August 2005 and a full year of interest impact from our 3 1⁄4% Convertible Notes due 2011 issued in October 2004 and our 2 1⁄2% Convertible Notes due 2009 issued in the first quarter of 2004. This increase was offset by debt conversion costs recorded in 2004 of $19,592 as a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest, and a decrease in interest expense resulting from the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14 1⁄2% Senior Secured Notes due 2009 in the third quarter of 2005.

      Loss from Redemption of Debt. For the year ended December 31, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14 1⁄2% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.

      Income (Expense) from Affiliate. For the year ended December 31, 2005, we recorded $6,938 for our share of SIRIUS Canada Inc.’s net loss.

      Other Income. Other income for the year ended December 31, 2004 was primarily related to a legal settlement in our favor and a New York State franchise tax refund.

      Income Taxes

      Income Tax Expense. We recorded income tax expense of $2,311 and $4,201 for the years ended December 31, 2005 and 2004, respectively. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

      Total Revenue

      Subscriber Revenue. Subscriber revenue increased $50,266 to $62,881 for the year ended December 31, 2004 from $12,615 for the year ended December 31, 2003. The increase was attributable to the growth of subscribers to our service. As of December 31, 2004, we had 1,143,258 subscribers compared with 261,061 subscribers at December 31, 2003, an increase of 882,197 subscribers.

      The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,
	2004	2003	Variance
Subscription fees	$65,201	$13,759	$51,442
Activation fees	2,102	534	1,568
Effects of mail-in rebates	(4,422)	(1,678)	(2,744)

Total subscriber revenue	$62,881	$12,615	$50,266

      Advertising Revenue. Advertising revenue increased $790 to $906 for the year ended December 31, 2004 from $116 for the year ended December 31, 2003. The increase was a result of an increase in the number of spots sold.

      ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Years Ended December 31,
	2004	2003
Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.91	$12.02
Effects of Hertz subscribers	(0.19)	(1.38)
Effects of mail-in rebates	(0.70)	(1.25)

Average monthly subscriber revenue per subscriber	10.02	9.39
Average monthly net advertising revenue per subscriber	0.14	0.09

ARPU	$10.16	$9.48

      The increase in ARPU to $10.16 for the year ended December 31, 2004 from $9.48 for the year ended December 31, 2003 was primarily attributable to a lower effect from mail-in rebates, which resulted from an increase in our average subscriber base and the reduction of our rebate offer to $30 from $50 per eligible activation; an improvement in our Hertz program; and increased advertising revenue. These positive trends were offset in part by the effects of promotional activity, our $6.99 multi-receiver plan, and the popularity of our annual and longer subscription plans.

      Equipment Revenue. Equipment revenue increased $2,837 to $2,898 for the year ended December 31, 2004 from $61 for the year ended December 31, 2003. The increase was attributable to the increased sales from our direct to consumer distribution channel.

      Operating Expenses

      Satellite and Transmission. Satellite and transmission expenses decreased $1,447 to $31,157 for the year ended December 31, 2004 from $32,604 for the year ended December 31, 2003. The decrease was primarily attributable to a reduction in satellite insurance costs. In addition, during 2003, we recorded a loss of $1,028 as a result of the write-off of site acquisition costs capitalized in prior periods for terrestrial repeaters that will not be placed in operation. Such decreases were offset by increased costs associated with additional technical lines used primarily to receive programming from third parties, maintenance of existing terrestrial repeaters, costs associated with the addition of new terrestrial repeaters and the purchase of our satellite uplink facility. As of December 31, 2004, we had 137 terrestrial repeaters in operation compared with 133 terrestrial repeaters as of December 31, 2003.

      Programming and Content. Programming and content expenses increased $33,533 to $63,353 for the year ended December 31, 2004 from $29,820 for the year ended December 31, 2003. The increase was primarily attributable to personnel-related costs, consultant costs, license fees, advertising revenue share and on-air talent costs due to the expansion of our programming lineup. We also incurred additional broadcast royalties as a result of the increase in our subscriber base.

      Customer Service and Billing. Customer service and billing expenses decreased $1,316 to $22,341 for the year ended December 31, 2004 from $23,657 for the year ended December 31, 2003. The decrease was primarily due to a $14,465 loss on the disposal of our prior subscriber management system in May 2003 as a result of the termination of our agreement with the provider. This decrease was offset by increased customer service representative costs and credit card fees necessary to support the growth of our subscriber base and increased operation and maintenance costs associated with our new billing system implemented in 2004. Customer service and billing expenses, excluding the loss on disposal of our prior subscriber management system, increased 143% compared with an increase in our end of period subscribers of 338% as of December 31, 2004 compared with December 31, 2003. Excluding the loss on disposal of our prior subscriber management system, customer service and billing expenses per average subscriber per month declined 48% to $3.56 for 2004 compared with $6.84 for 2003.

      Cost of Equipment. Cost of equipment increased $3,352 to $3,467 for the year ended December 31, 2004 from $115 for the year ended December 31, 2003. The increase was attributable to the increased sales from our direct to consumer distribution channel.

      Sales and Marketing. Sales and marketing expenses increased $33,330 to $154,495 for the year ended December 31, 2004 from $121,165 for the year ended December 31, 2003. The increase was a result of higher advertising, media and production costs primarily due to launch costs for our SIRIUS NFL Sunday Drive initiative, offset in part by a decline in media spending incurred in connection with the introduction of our Plug & Play radios for the year ended December 31, 2003 and a decline in sponsorship costs. Distribution costs also increased primarily as a result of the expansion of our retail distribution channel, including our national rollout in RadioShack stores. The remaining increase was primarily attributable to personnel-related costs to support our continued growth, including the costs of outsourced specialists for support at retail stores and automotive dealerships.

      Subscriber Acquisition Costs. Subscriber acquisition costs increased $98,842 to $173,702 for the year ended December 31, 2004 from $74,860 for the year ended December 31, 2003, an increase of 132%. Over the same period, gross subscriber additions increased 286% from 255,798 for the year ended December 31, 2003 to 986,556 for the year ended December 31, 2004. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and commissions resulting from the increase in gross subscriber additions.

      Subscriber acquisition costs per gross subscriber addition were $177 and $293 for the years ended December 31, 2004 and 2003, respectively. The decline was primarily attributable to the reduction in hardware and chip set subsidy rates and higher activation to sales ratios in 2004 than in 2003.

      General and Administrative. General and administrative expenses increased $7,817 to $44,028 for the year ended December 31, 2004 from $36,211 for the year ended December 31, 2003. The increase was primarily a result of additional personnel-related costs; consulting fees, including costs incurred in order to comply with the Sarbanes-Oxley Act of 2002; and rent and occupancy costs to support the continued growth of our business. These increases were partially offset by a decrease in legal fees and settlement costs incurred in 2003 associated with the termination of our agreement with the prior provider of our subscriber management system.

      Engineering, Design and Development. Engineering, design and development expenses increased $5,986 to $30,520 for the year ended December 31, 2004 from $24,534 for the year ended December 31, 2003. The increase was primarily attributable to additional personnel-related costs to support research and development efforts and costs associated with OEM tooling and manufacturing upgrades in preparation for SIRIUS factory installations, offset in part by reduced chip set development costs.

      Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants increased $74,255 to $74,700 for the year ended December 31, 2004 from $445 for the year ended December 31, 2003. The increase was primarily attributable to expense associated with vesting events for warrants granted pursuant to various distribution and programming agreements and media assets provided to us under the NFL agreement. The remaining increase in expense associated with warrants for the year ended December 31, 2004 was accrued based on certain third parties’ performance toward achieving milestones.

      Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $36,102 to $47,740 for the year ended December 31, 2004 from $11,638 for the year ended December 31, 2003. The increase was primarily attributable to expense associated with vesting events for awards granted to consultants; the issuance of stock-based awards to employees and members of our board of directors, which included a combination of stock options with exercise prices below fair market value at the date of grant and restricted stock units; and common stock granted to employee benefit plans. Of this expense, $5,706 resulted from the accelerated vesting of stock options upon the satisfaction of performance criteria in 2004. The remaining increase in expense associated with stock options, restricted stock, restricted stock units and other stock-based awards for the year ended December 31, 2004 was primarily accrued based on certain consultants’ performance toward achieving milestones.

      Equity granted to third parties and employees expense for the year ended December 31, 2004 also included $4,285 of expense associated with the 15,173,070 shares of our common stock granted to the NFL upon signing a seven-year agreement with the NFL.

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

      Interest Expense. Interest expense decreased $9,124 to $41,386 for the year ended December 31, 2004 from $50,510 for the year ended December 31, 2003. The decrease was a result of the reduction in our outstanding debt and the exchange of debt for our common stock in connection with our 2003 restructuring, offset by additional interest expense in 2004 associated with our 2 1⁄2% Convertible Notes due 2009 and 3 1⁄4% Convertible Notes due 2011. Interest expense included debt conversion costs of $19,592 and $19,439 for the years ended December 31, 2004 and 2003, respectively. Debt conversion costs for 2004 were a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. Debt conversion costs for 2003 were a result of the issuance of 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest.

      Other Income. Other income for the year ended December 31, 2004 was primarily related to a legal settlement in our favor and a New York State franchise tax refund.

      Income Taxes

      Income Tax Expense. We recorded income tax expense of $4,201 for the year ended December 31, 2004. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2005 Compared with Year Ended
December 31, 2004

      As of December 31, 2005, we had $762,007 in cash and cash equivalents compared with $753,891 as of December 31, 2004, an increase of $8,116. The increase was a result of net cash provided by financing activities of $453,931, offset by net cash used in operating and investing activities of $273,740 and $172,075, respectively.

      Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Years Ended December 31,
	2005	2004	Variance
Net loss adjusted for non-cash items:
Net loss	$(862,997)	$(712,162)	$(150,835)
Depreciation	98,555	95,370	3,185
Non-cash interest expense	3,169	21,912	(18,743)
Provision for doubtful accounts	4,311	1,648	2,663
Non-cash income (expense) from affiliate	3,192	—	3,192
Non-cash loss from redemption of debt	712	—	712
Loss on disposal of assets	1,028	70	958
Equity granted to third parties and employees	163,078	126,725	36,353
Deferred income taxes	2,311	4,201	(1,890)

Total net loss adjusted for non-cash items	(586,641)	(462,236)	(124,405)

Changes in operating assets and liabilities:
Marketable securities	16	(292)	308
Accounts receivable	(28,440)	(7,684)	(20,756)
Inventory	(6,329)	(1,850)	(4,479)
Prepaid expenses and other current assets	(29,129)	(5,636)	(23,493)
Other long-term assets	6,476	(44,563)	51,039
Accounts payable and accrued expenses	145,052	108,511	36,541
Accrued interest	17,813	4,689	13,124
Deferred revenue	210,947	78,541	132,406
Other long-term liabilities	(3,505)	(3,943)	438

Total changes in operating assets and liabilities	312,901	127,773	185,128

Net cash used in operating activities	$(273,740)	$(334,463)	$60,723

      Net cash used in operating activities decreased $60,723 to $273,740 for the year ended December 31, 2005 from $334,463 for the year ended December 31, 2004. Such decrease was attributable to a $185,128 increase from changes in operating assets and liabilities, offset by an increase of $124,405 in the net loss adjusted for non-cash items, from $462,236 for the year ended December 31, 2004 to $586,641 for the year ended December 31, 2005.

      The net inflow of cash from changes in operating assets and liabilities was primarily attributable to the $132,406 change in deferred revenue for subscribers electing annual and other prepaid subscription programs. We currently receive an average of approximately nine months of prepaid revenue per subscriber upon activation. The net inflow of cash was also attributable to the $51,039 change in other long-term assets primarily for payments made in 2004 for future services pursuant to certain programming agreements and the $36,541 change in accounts payable and accrued expenses to support the growth of our business. These net inflows of cash were offset in part by the ($20,756) change in accounts receivable and the ($23,493) change in prepaid expenses and other current assets as a result of the increase in subscribers and payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle, respectively.

      The increase in the net loss adjusted for non-cash items was primarily a result of a 101%, or $175,939, increase in subscriber acquisition costs reflecting subsidies for higher shipments of SIRIUS radios and chip sets and increased commissions to support a 155% increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. Increases in other operating expenses were also required to support the 190% increase in our subscriber base; the growth of our operations; and to acquire content, primarily associated with new programming agreements. Such increases were offset by a 256%, or $160,734, increase in subscriber revenue.

      We expect to continue to have net outflows of cash for 2006 to fund the continued growth of our operations, offset by cash received from subscribers on prepaid subscription programs. However, our first quarter of positive free cash flow could be reached as early as the fourth quarter of 2006.

      Net Cash Used in Investing Activities. Net cash used in investing activities increased $79,223 to $172,075 for the year ended December 31, 2005 from $92,852 for the year ended December 31, 2004. For the year ended December 31, 2005, we purchased $148,900 of auction rate securities with the proceeds from the offering of our 9 5⁄8% Senior Notes due 2013, of which we sold $31,850. We also deposited $21,291 in escrow pursuant to certain partner agreements. Additional cash inflows of $5,085 were a result of the maturity of available-for-sale securities. These decreases in cash and cash equivalents were offset by the release of $10,997 of funds as a result of the termination of the Ford escrow in June 2005.

      For the year ended December 31, 2004, we deposited $89,706 in escrow pursuant to certain partner agreements. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities.

      Capital expenditures increased to $49,888 for the year ended December 31, 2005 from $28,589 for the year ended December 31, 2004. The increase in capital expenditures was primarily a result of payments made in the fourth quarter of 2005 for the construction of a satellite launch vehicle.

      In 2006, we will incur significant capital expenditures to secure a satellite launch vehicle and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support the resiliency of our operations and the growth we are experiencing as well as support the delivery of new revenue streams in the future through our video, telematics and navigation offerings.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $206,296 to $453,931 for the year ended December 31, 2005 from $660,227 for the year ended December 31, 2004. We raised net proceeds of $493,005 in 2005 through the offering of $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013. We raised net proceeds of $614,438 in 2004 through the offering of 25,000,000 shares of our common stock resulting in net proceeds of $96,025, $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in net proceeds of $224,813, and $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also received proceeds from the exercise of options of $18,543 and $26,051 for the years ended December 31, 2005 and 2004, respectively, and proceeds from the exercise of warrants of $19,850 for the year ended December 31, 2004.

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

      Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Years Ended December 31,
	2004	2003	Variance
Net loss adjusted for non-cash items:
Net loss	$(712,162)	$(226,215)	$(485,947)
Depreciation	95,370	95,353	17
Non-cash interest expense	21,912	22,708	(796)
Provision for doubtful accounts	1,648	542	1,106
Loss on disposal of assets	70	15,493	(15,423)
Non-cash gain associated with debt restructuring	—	(261,275)	261,275
Costs associated with debt restructuring	—	4,737	(4,737)
Equity granted to third parties and employees	126,725	12,083	114,642
Deferred income taxes	4,201	—	4,201

Total net loss adjusted for non-cash items	(462,236)	(336,574)	(125,662)

Changes in operating assets and liabilities:
Marketable securities	(292)	(1,184)	892
Accounts receivable	(7,684)	(1,860)	(5,824)
Inventory	(1,850)	(6,077)	4,227
Prepaid expenses and other current assets	(5,636)	5,518	(11,154)
Other long-term assets	(44,563)	(79)	(44,484)
Accounts payable and accrued expenses	108,511	21,996	86,515
Accrued interest	4,689	12,821	(8,132)
Deferred revenue	78,541	16,709	61,832
Other long-term liabilities	(3,943)	4,243	(8,186)

Total changes in operating assets and liabilities	127,773	52,087	75,686

Net cash used in operating activities	$(334,463)	$(284,487)	$(49,976)

      Net cash used in operating activities increased $49,976 to $334,463 for the year ended December 31, 2004 from $284,487 for the year ended December 31, 2003. Such increase was attributable to a $125,662 increase in the net loss adjusted for non-cash items, from $336,574 for the year ended December 31, 2003 to $462,236 for the year ended December 31, 2004, offset by an increase of $75,686 from changes in operating assets and liabilities.

      The increase in the net loss adjusted for non-cash items was primarily a result of the $132,172 increase in subscriber acquisition costs and sales and marketing expenses to support the 338% increase in our subscriber base and the expansion of our retail distribution channel.

      The net inflow of cash from changes in operating assets and liabilities was primarily attributable to the $86,515 change in accounts payable and accrued expenses to support our operations and the $61,832 change in deferred revenue for subscribers electing annual and other prepaid subscription programs. Such net inflows of cash were offset in part by the ($44,484) change in other long-term assets primarily for payments made for future services pursuant to certain programming agreements and the ($11,154) change in prepaid expenses and other current assets.

      Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $92,852 for the year ended December 31, 2004 compared with net cash provided by investing activities of $105,056 for the year ended December 31, 2003. For the year ended December 31, 2004, we deposited $89,706 in escrow pursuant to certain partner agreements. These deposits were offset by cash inflows of $25,000 as a result of the maturity of available-for-sale securities, which were purchased in the year ended December 31, 2003. For the year ended December 31, 2003, we received $150,000 in connection with the maturity of certain available-for-sale securities. Capital expenditures increased to $28,589 for the year ended December 31, 2004 from $20,118 for the year ended December 31, 2003, primarily as a result of the implementation of our new subscriber management system.

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

Financings and Capital Requirements

      We have financed our operations through the sale of debt and equity securities. Debt and equity transactions in 2005 and 2004 included the following:

•	in August 2005, we sold $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 resulting in net proceeds of $493,005.

•	in October 2004, we sold 25,000,000 shares of our common stock and issued $230,000 in aggregate principal amount of our 3 1⁄4% Convertible Notes due 2011 resulting in aggregate net proceeds of $320,838.

•	in the first quarter of 2004, we issued $300,000 in aggregate principal amount of our 2 1⁄2% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also issued 21,027,512 shares of our common stock for $19,850 in net proceeds in connection with the exercise of warrants held by affiliates of The Blackstone Group L.P.

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

      Approximately 109,001,000 stock options and restricted stock units were outstanding as of December 31, 2005. As of December 31, 2005, approximately 91,980,000 shares of our common stock were available for grant under the 2003 Plan. During the year ended December 31, 2005, 14,460,738 stock options were exercised at exercise prices ranging from $0.67 to $5.32 per share, resulting in proceeds to us of $18,817. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

      We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected cash contractual commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt obligations	$—	$—	$52,693	$301,744	$—	$730,000	$1,084,437
Cash interest payments	67,943	65,096	64,174	59,502	55,600	148,962	461,277
Lease obligations	8,472	7,689	7,470	7,416	7,190	26,046	64,283
Satellite and transmission	35,912	3,460	3,460	3,460	6,467	13,215	65,974
Programming and content	137,665	106,392	104,385	127,702	130,151	20,500	626,795
Customer service and billing	5,314	3,138	—	—	—	—	8,452
Marketing and distribution	72,400	22,466	13,075	16,750	18,125	10,750	153,566
Chip set development and production	23,813	3,000	—	—	—	—	26,813
Other	6,220	319	125	—	—	—	6,664

Total contractual cash commitments	$357,739	$211,560	$245,382	$516,574	$217,533	$949,473	$2,498,261

      Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt.

      Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.

      Lease Obligations. We have entered into operating leases related to our national broadcast studio, office space, terrestrial repeaters and equipment.

      Satellite and Transmission. We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with a launch services provider to secure a satellite launch on a Proton rocket prior to the end of 2010.

      Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

      Customer Service and Billing. We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

      Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. In addition, certain programming and content agreements require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

      Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we purchase a minimum quantity of chip sets.

      Other. We have entered into an agreement with Canadian Broadcasting Corporation and Standard Broadcasting Corporation to fund SIRIUS Canada. We have also entered into various agreements with third parties for general operating purposes. Amounts associated with SIRIUS Canada and these various other agreements are included in the commitments table.

      In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio, per-subscriber and per-show payments and revenue share arrangements. These future costs are dependent upon many factors including our future subscriber growth and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

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

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2005 and December 31, 2004, $107,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

      As of December 31, 2005, we have not entered into any off-balance sheet arrangements or transactions.

Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 effective January 1, 2006. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations or financial position.

      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN No. 47 effective December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our consolidated results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, we are required to adopt SFAS No. 153 effective January 1, 2006. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC announced SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006.

      SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25’s intrinsic value method. We will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. We will adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. In March 2005, the SEC issued

Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

      The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included in our consolidated statements of operations in future periods. The actual impact will depend on levels and terms of future share-based payments granted, as well as other variables. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share applicable to common stockholders in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

      As of December 31, 2005, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of United States government notes, certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of December 31, 2005, we held approximately $117,050 in auction rate securities.

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

Item 8. Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements contained in Item 15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Controls and Procedures

      We have performed an evaluation under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in our disclosure controls and procedures during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2005.

      Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, a copy of which is included in this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by this Item 10 is included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006 and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of stockholders to be held on Tuesday, May 23, 2006, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2006.

SIRIUS SATELLITE RADIO INC.
By: /s/ DAVID J. FREAR David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH P. CLAYTON (Joseph P. Clayton)	Chairman of the Board of Directors and Director	March 13, 2006

/s/ MEL KARMAZIN (Mel Karmazin)	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/s/ DAVID J. FREAR (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ EDWARD WEBER, JR. (Edward Weber, Jr.)	Vice President and Controller (Principal Accounting Officer)	March 13, 2006

/s/ LEON D. BLACK (Leon D. Black)	Director	March 13, 2006

/s/ LAWRENCE F. GILBERTI (Lawrence F. Gilberti)	Director	March 13, 2006

/s/ JAMES P. HOLDEN (James P. Holden)	Director	March 13, 2006

/s/ WARREN N. LIEBERFARB (Warren N. Lieberfarb)	Director	March 13, 2006

/s/ MICHAEL J. MCGUINESS (Michael J. McGuiness)	Director	March 13, 2006

/s/ JAMES F. MOONEY (James F. Mooney)	Director	March 13, 2006

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, NY
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiaries:

      We have audited management's assessment, included in the accompanying Item 9A, that Sirius Satellite Radio Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, NY
March 7, 2006

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Subscriber revenue, including effects of mail-in rebates	$223,615	$62,881	$12,615
Advertising revenue, net of agency fees	6,131	906	116
Equipment revenue	12,271	2,898	61
Other revenue	228	169	80

Total revenue	242,245	66,854	12,872
Operating expenses:

Cost of services (excludes depreciation shown separately below):
Satellite and transmission	27,856	31,157	32,604
Programming and content	98,607	63,353	29,820
Customer service and billing	46,653	22,341	23,657
Cost of equipment	11,827	3,467	115
Sales and marketing	170,592	154,495	121,165
Subscriber acquisition costs	349,641	173,702	74,860
General and administrative	59,831	44,028	36,211
Engineering, design and development	44,745	30,520	24,534
Depreciation.	98,555	95,370	95,353
Equity granted to third parties and employees(1)	163,078	126,725	12,083

Total operating expenses	1,071,385	745,158	450,402

Loss from operations	(829,140)	(678,304)	(437,530)
Other income (expense):

Debt restructuring	—	—	256,538
Interest and investment income	26,878	9,713	5,287
Interest expense	(45,361)	(41,386)	(50,510)
Loss from redemption of debt	(6,214)	—	—
Income (expense) from affiliate	(6,938)	—	—
Other income	89	2,016	—

Total other income (expense)	(31,546)	(29,657)	211,315

Loss before income taxes	(860,686)	(707,961)	(226,215)
Income tax expense	(2,311)	(4,201)	—

Net loss	(862,997)	(712,162)	(226,215)
Preferred stock dividends	—	—	(8,574)
Preferred stock deemed dividends	—	—	(79,634)

Net loss applicable to common stockholders	$(862,997)	$(712,162)	$(314,423)

Net loss per share applicable to common stockholders (basic and diluted)	$(0.65)	$(0.57)	$(0.38)

Weighted average common shares outstanding (basic and diluted)	1,325,739	1,238,585	827,186

(1) Allocation of equity granted to third parties and employees to other operating expenses:

Satellite and transmission	$1,942	$2,041	$508
Programming and content	19,469	23,899	1,206
Customer service and billing	549	439	136
Sales and marketing	42,149	48,353	4,854
Subscriber acquisition costs	49,709	33,149	—
General and administrative	27,724	13,877	4,210
Engineering, design and development	21,536	4,967	1,169

Total equity granted to third parties and employees	$163,078	$126,725	$12,083

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$762,007	$753,891
Marketable securities	117,250	5,277
Accounts receivable, net of allowance for doubtful accounts of $1,550 and $532	31,688	7,559
Inventory	14,256	7,927
Prepaid expenses	18,248	12,956
Restricted investments	25,165	4,706
Other current assets	42,834	18,724

Total current assets	1,011,448	811,040
Property and equipment, net	828,357	881,280
FCC license	83,654	83,654
Restricted investments, net of current portion	82,450	92,615
Deferred financing fees	16,303	13,140
Other long-term assets	63,150	75,884

Total assets	$2,085,362	$1,957,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$331,953	$182,447
Accrued interest	23,546	5,758
Deferred revenue	251,468	81,309

Total current liabilities	606,967	269,514
Long-term debt	1,084,437	656,274
Deferred revenue, net of current portion	56,479	15,691
Other long-term liabilities	12,511	15,501

Total liabilities	1,760,394	956,980

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,346,226,851 and 1,276,922,634 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,346	1,277
Additional paid-in capital	3,079,169	2,916,199
Deferred compensation	(26,694)	(50,963)
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(2,728,853)	(1,865,856)

Total stockholders' equity	324,968	1,000,633

Total liabilities and stockholders’ equity	$2,085,362	$1,957,613

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balances, December 31, 2002	77,454,197	$77	$963,335	$—	$913	$(927,479)	$36,846
Net loss	—	—	—	—	—	(226,215)	(226,215)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(887)	—	(887)

Total comprehensive loss							$(227,102)

Issuance of common stock to employees and employee benefit plans	810,814	1	537	—	—	—	538
Compensation in connection with the issuance of stock-based awards	—	—	980	—	—	—	980
Issuance of stock-based awards	—	—	58,110	(58,110)	—	—	—
Cancellation of stock-based awards	—	—	(135)	135	—	—	—
Amortization of deferred compensation	—	—	—	10,564	—	—	10,564
Sale of common stock, par value $0.001 per share, at $0.92 and $1.04 per share, net of expenses	211,730,379	212	192,641	—	—	—	192,853
Exchange of Lehman term loan, including accrued interest	120,988,793	121	85,781	—	—	—	85,902
Exchange of Loral term loan, including accrued interest	58,964,981	59	41,806	—	—	—	41,865
Exchange of 15% Senior Secured Discount Notes due 2007, including accrued interest	204,319,915	204	144,863	—	—	—	145,067
Exchange of 14 1⁄2% Senior Secured Notes due 2009, including accrued interest	148,301,817	148	105,146	—	—	—	105,294
Exchange of 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest	12,436,656	13	24,342	—	—	—	24,355
Exchange of 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	39,927,796	40	304,807	—	—	—	304,847
Exchange of 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	37,065,069	37	283,748	—	—	—	283,785
Issuance of warrants in connection with the exchange of 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, at $0.92 and $1.04 per share	—	—	30,731	—	—	—	30,731
Sale of common stock, par value $0.001 per share, $1.80 per share, net of expenses	86,250,000	86	144,811	—	—	—	144,897
Sale of common stock, par value $0.001 per share, $2.10 per share, net of expenses	73,170,732	73	149,527	—	—	—	149,600
Exercise of warrants, $1.04 per share	11,531,805	12	(12)	—	—	—	—
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	54,805,993	55	82,325	—	—	—	82,380
Preferred stock dividends	—	—	(8,574)	—	—	—	(8,574)
Preferred stock deemed dividends	—	—	(79,634)	—	—	—	(79,634)

Balances, December 31, 2003	1,137,758,947	1,138	2,525,135	(47,411)	26	(1,153,694)	1,325,194
Net loss	—	—	—	—	—	(712,162)	(712,162)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(50)	—	(50)

Total comprehensive loss							$(712,212)

(table continued on next page)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(In thousands, except share and per share amounts)

(table continued from previous page)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Sale of common stock, par value $0.001 per share, $3.87 per share, net of expenses	25,000,000	25	96,000	—	—	—	96,025
Issuance of common stock to employees and employee benefit plans	3,942,133	4	1,624	—	—	—	1,628
Issuance of common stock to third parties	99,602	—	280	—	—	—	280
Compensation in connection with the issuance of stock-based awards.	—	—	87,029	—	—	—	87,029
Issuance of stock-based awards.	—	—	33,499	(33,499)	—	—	—
Cancellation of stock-based awards	—	—	(703)	703	—	—	—
Amortization of deferred compensation	—	—	—	29,244	—	—	29,244
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, $0.49 to $7.61 per share	17,447,086	18	26,042	—	—	—	26,060
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	56,409,853	56	86,512	—	—	—	86,568
Exercise of warrants, $0.92 and $1.04 per share	21,091,943	21	19,829	—	—	—	19,850

Balances, December 31, 2004	1,276,922,634	1,277	2,916,199	(50,963)	(24)	(1,865,856)	1,000,633
Net loss	—	—	—	—	—	(862,997)	(862,997)
Change in unrealized gain on available-for-sale securities	—	—	—	—	24	—	24

Total comprehensive loss							$(862,973)

Issuance of common stock to employees and employee benefit plans	2,773,776	3	3,366	—	—	—	3,369
Issuance of common stock to third parties	38,580	—	480	—	—	—	480
Compensation in connection with the issuance of stock-based awards	—	—	109,112	—	—	—	109,112
Issuance of stock-based awards	—	—	18,300	(18,300)	—	—	—
Cancellation of stock-based awards	—	—	(1,333)	1,333	—	—	—
Amortization of deferred compensation	—	—	—	41,236	—	—	41,236
Exercise of options, $0.67 to $5.32 per share	14,460,738	14	18,803	—	—	—	18,817
Exchange of 3 1⁄2% Convertible Notes due 2008, including accrued interest	10,548,545	11	14,283	—	—	—	14,294
Exercise of warrants, $0.92 to $2.392 per share	41,482,578	41	(41)	—	—	—	—

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$—	$(2,728,853)	$324,968

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(862,997)	$(712,162)	$(226,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,555	95,370	95,353
Non-cash interest expense	3,169	21,912	22,708
Provision for doubtful accounts	4,311	1,648	542
Non-cash income (expense) from affiliate	3,192	—	—
Non-cash loss from redemption of debt	712	—	—
Loss on disposal of assets	1,028	70	15,493
Non-cash gain associated with debt restructuring	—	—	(261,275)
Costs associated with debt restructuring	—	—	4,737
Equity granted to third parties and employees	163,078	126,725	12,083
Deferred income taxes	2,311	4,201	—
Changes in operating assets and liabilities:
Marketable securities	16	(292)	(1,184)
Accounts receivable	(28,440)	(7,684)	(1,860)
Inventory	(6,329)	(1,850)	(6,077)
Prepaid expenses and other current assets	(29,129)	(5,636)	5,518
Other long-term assets	6,476	(44,563)	(79)
Accounts payable and accrued expenses	145,052	108,511	21,996
Accrued interest	17,813	4,689	12,821
Deferred revenue	210,947	78,541	16,709
Other long-term liabilities	(3,505)	(3,943)	4,243

Net cash used in operating activities	(273,740)	(334,463)	(284,487)

Cash flows from investing activities:
Additions to property and equipment	(49,888)	(28,589)	(20,118)
Sale of property and equipment	72	443	—
Purchases of restricted investments	(21,291)	(89,706)	—
Release of restricted investments	10,997	—	—
Purchases of available-for-sale securities	(148,900)	—	(24,826)
Sales of available-for-sale securities	31,850	—	—
Maturities of available-for-sale securities	5,085	25,000	150,000

Net cash (used in) provided by investing activities	(172,075)	(92,852)	105,056

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	493,005	518,413	194,224
Proceeds from issuance of common stock, net	—	96,025	492,659
Redemption of debt	(57,609)	—	—
Costs associated with debt restructuring	—	—	(4,737)
Proceeds from exercise of stock options	18,543	26,051	—
Proceeds from exercise of warrants	—	19,850	—
Other	(8)	(112)	(111)

Net cash provided by financing activities	453,931	660,227	682,035

Net increase in cash and cash equivalents	8,116	232,912	502,604
Cash and cash equivalents at the beginning of period	753,891	520,979	18,375

Cash and cash equivalents at the end of period	$762,007	$753,891	$520,979

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

1. Business

      We are a satellite radio provider in the United States. We currently broadcast 133 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 64 channels of sports, news, talk, entertainment, traffic, weather and data content for a monthly subscription fee of $12.95.

      We transmit our satellite broadcasts through our proprietary satellite radio system, which currently consists of three orbital satellites, 140 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. As of December 31, 2005, we had 3,316,560 subscribers.

      In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber counts.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

      The accompanying consolidated financial statements of Sirius Satellite Radio Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles. All intercompany transactions and accounts have been eliminated in consolidation.

   Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates.

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include allowances for doubtful accounts, depreciation, equity granted to third parties and employees, mail-in rebates, certain subscriber acquisition costs and asset retirement obligations and impairments.

   Revenue Recognition

      Revenue from subscribers consists of subscription fees, including revenues associated with prepaid subscriptions included in the sale or lease price of a new vehicle; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

      We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

      At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the term upon activation. We also reimburse the automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

      Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

      As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

      We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue includes advertising sold in exchange for goods or services (barter) recorded at fair value. Revenue from barter transactions is recognized when the advertising is broadcast and goods or services exchanged are received. Goods or services received are charged to expense when received and/or used. Barter transactions are not significant to our consolidated financial statements. We pay certain partners a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to programming and content expense during the period in which the advertising is broadcast.

      Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.

   Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic value method to measure the compensation costs of stock-based awards granted to employees and members of our board of directors. Accordingly, we record compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant is amortized to expense over the vesting period. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations. We have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.” Effective January 1, 2006 we will adopt SFAS No. 123R, “Share-Based

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

Payment.” SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value.

      We account for modifications to stock-based awards in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” FIN No. 44 provides that when the modification of a stock-based award occurs, a new measurement date results because the modification may allow an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. A new measurement of potential compensation is measured as of the date of the modification. While measurement of the potential compensation is made as of that date, the recognition of the compensation expense depends on whether the employee ultimately retains the stock-based award that otherwise would have been forfeited under the award’s original vesting terms. We have granted stock-based awards which vest on a specific date with acceleration to earlier time periods as performance targets for fiscal periods are met. The performance targets are established annually and may be modified by our board of directors. As these targets are established or modified, new measurement dates result. We recognize expense resulting from a new measurement date only if such employees voluntarily resign or are terminated for cause and exercise such stock-based awards during the period of the accelerated vest date through the original vest date. Under these conditions, employees are deemed to benefit from the accelerated vest date. Stock compensation expense associated with stock options for the year ended December 31, 2005 included a charge of $479 for an employee that was deemed to have benefited from the modification of a stock-based award resulting in a new measurement date. No additional expense will be recognized for employees deemed to benefit from accelerated vest dates as modifications to stock-based awards effective January 1, 2006 will be accounted for in accordance with SFAS No. 123R.

      In accordance with FIN No. 44, we record compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options are exercised, forfeited or expire.

      We account for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied. These charges are recorded as a component of equity granted to third parties and employees in our accompanying consolidated statements of operations.

      The measure of fair value most often employed under SFAS No. 123 is the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards. Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. During 2005, we continued to refine the assumptions used in estimating fair value in response to changing market conditions and the issuance of additional accounting guidance, including SFAS No. 123R. Our assumptions may change in future periods.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      Expense for stock-based awards issued to non-employees, other than non-employee members of our board of directors, was estimated using Black-Scholes with the following range of assumptions for each period:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	2.83-4.58%	1.99-4.69%	2.84%
Expected life of stock-based awards—years	1.00-9.93	1.00-10.00	3.37-10.00
Expected stock price volatility	56-116%	56-116%	110-118%
Expected dividend yield	N/A	N/A	N/A

      The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common stockholders had stock-based compensation to employees been recorded based on the fair value method under SFAS No. 123:

	For the Years Ended December 31,
	2005	2004	2003
Net loss applicable to common stockholders—as reported.	$(862,997)	$(712,162)	$(314,423)
Stock-based compensation to employees—included in equity granted to third parties and employees	49,219	35,789	11,454
Stock-based compensation to employees—pro forma	(94,677)	(62,491)	(43,198)

Net loss applicable to common stockholders—pro forma	$(908,455)	$(738,864)	$(346,167)

Net loss per share applicable to common stockholders:
Basic and diluted—as reported	$(0.65)	$(0.57)	$(0.38)
Basic and diluted—pro forma	$(0.69)	$(0.60)	$(0.42)

      The pro forma stock-based compensation to employees was estimated using Black-Scholes with the following weighted average assumptions for each period:

	For the Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.18%	3.85%	2.88%
Expected life of options—years	5.07	6.23	5.88
Expected stock price volatility	89.47%	109.98%	117.99%
Expected dividend yield	N/A	N/A	N/A

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

   Subscriber Acquisition Costs

      Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; and commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

   Research and Development Costs

      Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2005, 2004 and 2003 were $31,865, $21,154 and $18,054, respectively, and are included in engineering, design and development expenses.

   Advertising Costs

      We record the costs associated with advertising in accordance with Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs.” Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated.

   Net (Loss) Income Per Share

      We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 235,000,000, 190,000,000 and 122,000,000 were not considered in the calculation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as the effect would have been anti-dilutive.

   Comprehensive (Loss) Income

      We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive loss. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 was $862,973, $712,212 and $227,102, respectively.

   Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

   Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, money market funds and investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.

   Marketable Securities

      We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of United States government notes, certificates of deposit and auction rate securities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income in the accompanying consolidated statements of operations. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive income (loss) into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of such interest rate reset feature.

      We received proceeds from sales and/or maturities of marketable securities of $5,085, $25,000 and $150,000 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no unrealized holding gains or losses on marketable securities as of December 31, 2005.

   Accounts Receivable

      Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically reserve for customers with known disputes or collectibility issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable based on our actual write-off experience.

   Inventory

      Inventory is stated at the lower of cost or market value and consists of chip sets on consignment and finished goods. Cost is determined using the first-in, first-out method.

   Restricted Investments

      Restricted investments consist of United States government notes, certificates of deposit and money market funds. As of December 31, 2005 and 2004, long-term restricted investments were

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

$82,450 and $92,615, respectively, and short-term restricted investments were $25,165 and $4,706, respectively.

      As of December 31, 2005 and 2004, long-term restricted investments included certificates of deposit and money market funds deposited in escrow for certain partners pursuant to programming agreements and certificates of deposit deposited in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of the lessor of our headquarters.

      As of December 31, 2005, short-term restricted investments included certificates of deposit deposited in escrow for a certain partner pursuant to a programming agreement. As of December 31, 2004, short-term restricted investments included monies deposited in escrow to secure our obligation to reimburse Ford for certain costs incurred in connection with the introduction of SIRIUS radios as a factory option. This escrow for Ford was terminated in June 2005.

   Equity Method Investments

      We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest in the entity. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded in income (expense) from affiliate in our accompanying consolidated statements of operations.

   Property and Equipment

      Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements and equipment under capital leases is depreciated using the straight-line method over the lesser of the lease term or the estimated useful life.

      Major additions and improvements are capitalized, while replacements, repairs and maintenance that do not improve or extend the life of the assets are charged to expense. In the period assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in our results of operations.

      The costs of acquiring, developing and testing software are capitalized under SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs associated with software developed or obtained for internal use when the following occur: (1) the preliminary project stage is completed and (2) management has authorized funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with the development of software for internal use have been capitalized in the amounts of $4,146 and $15,372 for the years ended December 31, 2005 and 2004, respectively. The total net book value of capitalized software costs was $14,943 and $14,248 for the years ended December 31, 2005 and 2004, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      The estimated useful lives of our property and equipment are as follows:

Customer care, billing and conditional access	3-7 years
Furniture, fixtures, equipment and other	2-7 years
Broadcast studio equipment	3-8 years
Satellite telemetry, tracking and control facilities	3 or 15 years
Terrestrial repeater network	5 or 15 years
Leasehold improvements	2-15 years
Satellite system	15 years
Building	30 years

      Our satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or affect our current operations. We continue to monitor these failures, which we believe have not affected the expected useful lives of our satellites. If events or changes in circumstances indicate that the useful lives of our satellites have changed, we will modify the depreciable life accordingly.

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

   FCC License

      In October 1997 the FCC granted us a license to operate a commercial satellite radio service in the United States. While the FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat the FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.

      We test our FCC license for impairment at least annually unless indicators of impairment exist. We use a direct approach in performing our annual impairment test for this asset which requires estimates of future cash flows and other factors. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset. We began using the direct approach in 2005. Prior to 2005, we used the residual method in estimating the fair value of our FCC license. Use of the direct approach is in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Under either the direct method or the residual method, if the fair value of our license was less than the aggregated carrying amount of the license, an impairment would have been recognized

   Deferred Financing Fees

      Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective debt.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

      Quoted market prices were used to estimate the fair market values of our debt as of December 31, 2005 and 2004. The following table summarizes the book and fair values of our debt:

	As of December 31,
	2005		2004
	Book Value	Fair Value	Book Value	Fair Value

9 5⁄8% Senior Notes due 2013	$500,000	$492,500	$—	$—
3 1⁄4% Convertible Notes due 2011	230,000	338,443	230,000	393,300
2 1⁄2% Convertible Notes due 2009	300,000	484,875	300,000	565,125
3 1⁄2% Convertible Notes due 2008	52,693	255,693	67,250	375,423
8 3⁄4% Convertible Subordinated Notes due 2009	1,744	907	1,744	907
14 1⁄2% Senior Secured Notes due 2009	—	—	28,080	30,081
15% Senior Secured Discount Notes due 2007	—	—	29,200	31,536

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

Asset Retirement Obligation
Balance, December 31, 2004	$361
Present value of asset retirement obligation	11
Accretion expense	83

Balance, December 31, 2005	$455

   Reclassifications

      Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

   Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 effective January 1, 2006. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations or financial position.

      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN No. 47 effective December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our consolidated results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, we are required to adopt SFAS No. 153 effective January 1, 2006. We do not believe the adoption of SFAS No. 153 will have a material impact on our consolidated results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC announced SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R effective January 1, 2006.

      SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. We currently account for share-based payments to employees using APB No. 25’s intrinsic value method. We will be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

prospective method or (2) modified retrospective method. We will adopt SFAS No. 123R using the modified prospective method. This method requires that we recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

      The adoption of SFAS No. 123R is expected to have a material impact on our equity granted to third parties and employees expense included in our consolidated statements of operations in future periods. The actual impact will depend on levels and terms of future share-based payments granted, as well as other variables. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net loss and net loss per share applicable to common stockholders.

3. Subscriber Revenue

      Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation.

      Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Subscription fees	$233,635	$65,201	$13,759
Activation fees	6,790	2,102	534
Effects of mail-in rebates	(16,810)	(4,422)	(1,678)

Total subscriber revenue	$223,615	$62,881	$12,615

4. Interest Costs

      The following is a summary of our interest costs:

	For the Years Ended December 31,
	2005	2004	2003
Interest costs charged to expense	$45,361	$21,794	$31,071
Debt conversion costs charged to expense	—	19,592	19,439

Total interest expense	$45,361	$41,386	$50,510

      Debt conversion costs for the year ended December 31, 2004 were a result of the exchange of $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 for shares of our common stock. Debt conversion costs for the year ended December 31, 2003 were a result of the exchange of $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008 for shares of our common stock.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

5. Supplemental Cash Flow Disclosures

      The following represents supplemental cash flow information:

	For the Years Ended December 31,
	2005	2004	2003
Cash paid for interest	$24,387	$14,920	$14,998
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	2,557	913	—
Supplemental non-cash investing and financing activities:
Common stock issued to the NFL	—	40,967	—
Common stock issued in exchange for 3 1⁄2% Convertible Notes due 2008, including accrued interest	14,294	86,568	82,380
Common stock issued in exchange for 15% Senior Secured Discount Notes due 2007, including accrued interest	—	—	145,067
Common stock issued in exchange for 14 1⁄2% Senior Secured Notes due 2009, including accrued interest	—	—	105,294
Common stock issued in exchange for Lehman term loan, including accrued interest	—	—	85,902
Common stock issued in exchange for Loral term loan, including accrued interest	—	—	41,865
Common stock issued in exchange for 8 3⁄4% Convertible Subordinated Notes due 2009, including accrued interest	—	—	24,355
Common stock issued in exchange for 9.2% Series A and B Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	—	304,847
Common stock issued in exchange for 9.2% Series D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	—	283,785
Warrants issued in exchange for 9.2% Series A, B and D Junior Cumulative Convertible Preferred Stock, including accrued dividends	—	—	30,731

6. Property and Equipment

      Property and equipment consists of the following:

	As of December 31,
	2005	2004
Satellite system	$948,573	$945,548
Terrestrial repeater network	73,076	71,988
Leasehold improvements	28,476	27,715
Broadcast studio equipment	32,437	28,926
Customer care, billing and conditional access.	29,534	23,298
Satellite telemetry, tracking and control facilities	17,416	16,732
Furniture, fixtures, equipment and other	46,336	41,362
Land	311	311
Building	1,936	1,763
Construction in progress	27,907	4,698

Total property and equipment	1,206,002	1,162,341
Accumulated depreciation	(377,645)	(281,061)

Property and equipment, net	$828,357	$881,280

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      Construction in progress consists of the following:

	As of December 31,
	2005	2004
Satellite system	$21,000	$1,033
Terrestrial repeater network	2,619	1,984
Leasehold improvements	1,472	554
Other	2,816	1,127

Construction in progress	$27,907	$4,698

   Satellites

      Our satellites were successfully launched in June 2000, September 2000 and November 2000. Our spare satellite was delivered to ground storage in April 2002. Our three-satellite constellation and terrestrial repeater network were placed into service in February 2002.

      In October 2005, we entered into an agreement with a launch services provider to secure a satellite launch on a Proton rocket prior to the end of 2010. The launch services contract may be used to launch our spare satellite or a new satellite we may decide to purchase in the future. As of December 31, 2005, we recorded $21,000 to property and equipment in our accompanying consolidated balance sheet in connection with this agreement.

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

7. Accounts Payable and Accrued Expenses

      Our accounts payable and accrued expenses consists of the following:

	As of December 31,
	2005	2004
Accounts payable	$6,829	$5,525
Accrued programming	41,436	12,263
Accrued advertising.	14,941	9,355
Accrued compensation and other payroll related costs	26,370	19,865
Accrued capital expenditures	4,542	6,168
Accrued subsidies and distribution	151,311	83,776
Accrued web streaming and broadcast royalties	19,190	14,183
Other accrued expenses	67,334	31,312

Total accounts payable and accrued expenses	$331,953	$182,447

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

8. Long-Term Debt and Accrued Interest

      Our long-term debt consists of the following:

		As of December 31,
	Conversion Price (per share)	2005	2004
9 5⁄8% Senior Notes due 2013	N/A	$500,000	$—
3 1⁄4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1⁄2% Convertible Notes due 2009	4.41	300,000	300,000
3 1⁄2% Convertible Notes due 2008	1.38	52,693	67,250
8 3⁄4% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744
14 1⁄2% Senior Secured Notes due 2009	N/A	—	28,080
15% Senior Secured Discount Notes due 2007	N/A	—	29,200

Total long-term debt		$1,084,437	$656,274

      Accrued interest associated with our long-term debt is as follows:

	As of December 31,
	2005	2004

9 5⁄8% Senior Notes due 2013	$18,888	$—
3 1⁄4% Convertible Notes due 2011	1,557	1,708
2 1⁄2% Convertible Notes due 2009.	2,902	2,902
3 1⁄2% Convertible Notes due 2008.	161	196
8 3⁄4% Convertible Subordinated Notes due 2009	38	38
14 1⁄2% Senior Secured Notes due 2009	—	549
15% Senior Secured Discount Notes due 2007	—	365

Total accrued interest	$23,546	$5,758

      The maturities of our long-term debt are as follows:

As of December 31, 2005

2006	$—
2007	—
2008	52,693
2009	301,744
2010	—
Thereafter	730,000

Total debt	$1,084,437

   9 5⁄8% Senior Notes due 2013

      In August 2005, we issued $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 resulting in net proceeds of $493,005. Our 9 5⁄8% Senior Notes due 2013 mature on August 1, 2013 and interest is payable semi-annually on February 1 and August 1 of each year. The obligations under our 9 5⁄8% Senior Notes due 2013 are not secured by any of our assets.

      In September 2005, we used proceeds from the issuance of our 9 5⁄8% Senior Notes due 2013 to redeem our outstanding 15% Senior Secured Discount Notes due 2007 and our 14 1⁄2% Senior Secured Notes due 2009, including accrued interest. We recognized a loss from redemption of debt of $6,214 in connection with this redemption, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712. The obligations under our 15% Senior

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

Secured Discount Notes due 2007 and 14 1⁄2% Senior Secured Notes due 2009 were secured by liens on certain of our assets which were released in connection with the redemption of the notes.

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

      During the year ended December 31, 2005, we issued 10,548,545 shares of our common stock in exchange for $14,557 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. In December 2003, we issued 54,805,993 shares of our common stock in exchange for $65,000 in aggregate principal amount of our 3 1⁄2% Convertible Notes due 2008, including accrued interest. We incurred debt conversion costs of $19,592 and $19,439 for the years ended December 31, 2004 and 2003, respectively. There were no debt conversion costs recorded for the year ended December 31, 2005.

   8 3⁄4% Convertible Subordinated Notes due 2009

      In 1999, we issued our 8 3⁄4% Convertible Subordinated Notes due 2009. The remaining balance of our 8 3⁄4% Convertible Subordinated Notes due 2009 mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3⁄4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

   Debt Restructuring

      In March 2003, we issued 545,012,162 shares of our common stock in exchange for approximately 91% of our then outstanding debt. We recorded a gain of $256,538 in connection with the restructuring. This gain represents the difference between the carrying value of our 15% Senior Secured Discount Notes due 2007, 14 1⁄2% Senior Secured Notes due 2009, Lehman and Loral term loans, including accrued interest, and the fair market value of the common stock issued in exchange therefor, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring. This gain is net of a loss on our 8 3⁄4% Convertible Subordinated Notes due 2009 exchanged in the restructuring. This loss represents the difference between the fair market value of the common stock issued in the exchange and the fair market value of the common stock which would have been issued under the original conversion ratio, including accrued interest, adjusted for unamortized debt issuance costs and direct costs associated with the restructuring.

9. Stockholders’ Equity

   Common Stock, Par Value $0.001 Per Share

      We are authorized to issue 2,500,000,000 shares of our common stock as of December 31, 2005. As of December 31, 2005, approximately 519,823,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets.

      During the year ended December 31, 2005, 14,460,738 stock options were exercised at exercise prices ranging from $0.67 to $5.32 per share, resulting in proceeds to us of $18,817. Of this amount, $18,534 was collected as of December 31, 2005. During the year ended December 31, 2004, 17,447,086 stock options were exercised at exercise prices ranging from $0.49 to $7.61 per share, resulting in proceeds to us of $26,060. Of this amount, $26,051 was collected as of December 31, 2004 and $9 was collected in 2005.

      In October 2004, we sold 25,000,000 shares of our common stock resulting in net proceeds of $96,025.

      In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $5,852 and $4,285 of expense associated with these shares during the years ended December 31, 2005 and 2004, respectively. Of the remaining $30,830 in common stock value, $5,852 and $24,978 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheet as of December 31, 2005.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement.

      In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske Companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. Two million of these warrants vested upon issuance. The balance of these warrants vest over time and upon achievement of certain milestones by the Penske companies. During the year ended December 31, 2005, Penske exercised 2,838,700 vested warrants in a series of cashless exercises. In connection with these transactions, we issued 1,944,073 shares of our common stock.

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

      During the year ended December 31, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones. During the years ended December 31, 2005 and 2004, 230,000 and 62,000 of these warrants to purchase shares of our common stock, respectively, were issued to consultants as stock options and included in our stock option activity.

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

      Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

			Number of Warrants Outstanding as of December 31,
	Average Exercise Price	Expiration Date	2005	2004

NFL	$2.50	March 2008—March 2010	50,000	50,000
Apollo	0.99	March 2005	—	45,417
Penske Companies	2.392	July 2009	35,161	38,000
DaimlerChrysler	1.04	May 2012	21,500	21,500
RadioShack	5.00	December 2010	10,000	10,000
Ford	3.00	September 2011	4,000	4,000
Other distribution and programming partners	3.16	January 2008—June 2014	9,133	9,363
Other	20.33	June 2005—April 2011	4,533	6,333

Total	$3.09		134,327	184,613

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      We recognized expense of $100,349 and $74,700 in connection with warrants for the years ended December 31, 2005 and 2004, respectively.

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

      As of December 31, 2005, approximately 109,001,000 stock options and restricted stock units were outstanding. As of December 31, 2005, approximately 91,980,000 shares of our common stock were available for grant under the 2003 Plan.

   Stock Options

      The following table summarizes the stock option activity under our stock incentive plans (shares in thousands):

	For the Years Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	97,724	$4.04	64,731	$3.28	13,341	$12.16
Granted	5,665	6.17	51,121	4.11	53,379	1.17
Exercised	(14,461)	1.30	(17,447)	1.49	—	—
Cancelled or expired	(1,904)	4.63	(681)	3.78	(1,989)	6.27

Outstanding at end of year	87,024	4.61	97,724	4.04	64,731	3.28

Weighted average grant date fair value of options granted during the period		$6.17		$4.12		$1.49

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price per Share	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.47–$1.00	170	7.4	$0.71	137	$0.72

$1.01–$4.99	71,002	8.3	3.16	31,102	2.40
$5.00–$14.99	13,234	7.0	7.15	7,884	7.71
$15.00–$34.99	2,526	2.3	31.01	2,526	31.01
$35.00–$54.19	92	4.6	45.38	92	45.38

Total	87,024	7.9	$4.61	41,741	$5.24

      We recorded additional deferred compensation of $209 and $1,002 during the years ended December 31, 2005 and 2004, respectively, in connection with stock options granted. As of December 31, 2005 and 2004, we had $2,073 and $7,363, respectively, of deferred compensation in connection with stock options granted to employees below fair market value at the date of grant and stock options granted to members of our board of directors. Such deferred compensation is being amortized to expense over the vesting period. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. We recognized stock compensation expense associated with stock options of $13,814 and $27,957 for the years ended December 31, 2005 and 2004, respectively. Stock compensation expense associated with stock options for the year ended December 31, 2005 included a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

   Restricted Stock Units and Restricted Stock

      The following table summarizes the restricted stock unit activity under our stock incentive plans and provides certain information with respect to restricted stock units outstanding (shares in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Outstanding at beginning of year	22,479	16,951	138
Granted	2,065	5,948	16,860
Exercised	(2,206)	(404)	(13)
Cancelled	(361)	(16)	(34)

Outstanding at end of year	21,977	22,479	16,951

Weighted average grant date fair value of restricted stock units granted during the period	$6.11	$3.14	$1.65

      The average remaining contractual life for restricted stock units outstanding at December 31, 2005 was 4.83 years.

      In November 2004, we granted 3,000,000 shares of restricted common stock. Such shares were issued and outstanding as of December 31, 2005. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the five years beginning on November 18, 2005.

      We recorded additional deferred compensation of $18,091 and $32,497 during the years ended December 31, 2005 and 2004 respectively, in connection with restricted stock units granted. As of

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

December 31, 2005 and 2004, we had $24,621 and $43,600, respectively, of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation is being amortized to expense over the vesting period. We recognized stock compensation expense associated with these restricted stock units and shares of restricted stock of $34,398 and $13,896 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, we also recognized stock compensation expense of $3,361 for restricted stock units expected to be granted in February 2006 for services performed in 2005. For the year ended December 31, 2004, we also recognized stock compensation expense of $2,651 for restricted stock units granted in February 2005 for services performed in 2004.

   401(k) Savings Plan

      We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1⁄3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $926, $718 and $801 for the years ended December 31, 2005, 2004 and 2003, respectively.

      We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to share in profit-sharing contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was $4,378, $2,518 and $913 for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Income Taxes

      Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2005	2004	2003

Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	$—	$—	$—

Deferred taxes:
Federal	$1,952	$3,662	$—
State	359	539	—

Total deferred taxes	$2,311	$4,201	$—

Total income tax expense	$2,311	$4,201	$—

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

      The following table indicates the significant elements contributing to the difference between the federal tax provision (benefit) at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2005	2004	2003
Federal tax benefit, at statutory rate	$(301,240)	$(247,786)	$(79,175)
State income tax benefit, net of federal benefit	(55,414)	(36,459)	(11,644)
Change in state tax rates	(23,650)	—	—
Change in taxes resulting from permanent differences, net	(24,163)	(15,627)	8,944
Other	—	(2,237)	—
Change in valuation allowance	406,778	306,310	81,875

Income tax expense	$2,311	$4,201	$—

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2005	2004

Deferred tax assets:

Net operating loss carryforwards	$1,148,362	$823,723
Stock-based awards	90,987	45,560
Start-up costs capitalized for tax purposes	25,635	48,833
Capitalized interest expense	53,976	66,530
Other	51,860	10,398

Total deferred tax asset	1,370,820	995,044
Deferred tax liabilities:
Depreciation of property and equipment	(223,237)	(254,445)
Amortization of FCC license	(8,955)	(6,438)

Total deferred tax liability	(232,192)	(260,883)
Net deferred tax assets before valuation allowance	1,138,628	734,161
Valuation allowance	(1,147,377)	(740,599)

Net deferred tax liability	$(8,749)	$(6,438)

      The net deferred tax liability of $8,749 and $6,438 at December 31, 2005 and 2004, respectively, is a result of the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

      A significant portion of our costs incurred to date have been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2005 and 2004 were $64,551 and $124,316, respectively. These capitalized costs are being amortized over 60 months. The total deferred tax asset includes $57,065, which, if realized, would not affect financial statement income but would be recorded directly to stockholders’ equity.

      At December 31, 2005, we had net operating loss (“NOL”) carryforwards of approximately $2,773,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2008. We have had several ownership changes under Section 382 of the Internal Revenue Code, which may limit our ability to utilize tax deductions. Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax asset. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

12. Lease Obligations

      We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent expense recognized in connection with leases for the years ended December 31, 2005, 2004 and 2003 was $14,958, $13,567 and $12,275, respectively.

      Future minimum lease payments under non-cancelable leases as of December 31, 2005 were as follows:

Operating
2006	$8,472
2007	7,689
2008	7,470
2009	7,416
2010	7,190
Thereafter	26,046

Total minimum lease payments	$64,283

13. Commitments and Contingencies

   Contractual Cash Commitments

      We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Satellite and transmission	$35,912	$3,460	$3,460	$3,460	$6,467	$13,215	$65,974
Programming and content	137,665	106,392	104,385	127,702	130,151	20,500	626,795
Customer service and billing	5,314	3,138	—	—	—	—	8,452
Marketing and distribution	72,400	22,466	13,075	16,750	18,125	10,750	153,566
Chip set development and production	23,813	3,000	—	—	—	—	26,813
Other	6,220	319	125	—	—	—	6,664

Total contractual cash commitments	$281,324	$138,775	$121,045	$147,912	$154,743	$44,465	$888,264

      Satellite and Transmission. We have entered into an agreement with a provider of satellite services to operate our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with a launch services provider to secure a satellite launch on a Proton rocket prior to the end of 2010.

      Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

      Customer Service and Billing. We have entered into agreements with third parties to provide customer service, billing and subscriber management services.

      Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. In addition, certain programming and content agreements require us to purchase advertising on properties owned or

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture.

      Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets, and in certain instances to license intellectual property related to such chip sets. Certain of these agreements require that we purchase a minimum quantity of chip sets.

      Other. We have entered into an agreement with Canadian Broadcasting Corporation and Standard Broadcasting Corporation to fund SIRIUS Canada. We have also entered into various agreements with third parties for general operating purposes. Amounts associated with SIRIUS Canada and these various other agreements are included in the commitments table.

      In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio, per-subscriber and per-show payments and revenue share arrangements. These future costs are dependent upon many factors including our subscriber growth and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

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

      We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2005 and 2004, $107,615 and $97,321, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

      As of December 31, 2005, we have not entered into any off-balance sheet arrangements or transactions.

   Legal Proceedings

      In September 2001, a purported class action lawsuit, entitled Sternbeck v. Sirius Satellite Radio, Inc., 2:01-CV-295, was filed against us and certain of our current and former executive officers in the United States District Court for the District of Vermont. Subsequently, additional purported class action lawsuits were filed. These actions were consolidated in a single purported class action, entitled In re: Sirius Satellite Radio Securities Litigation, No. 01-CV-10863, pending in the United States District Court for the Southern District of New York. This action was brought on behalf of all persons who acquired our common stock on the open market between February 16, 2000 and April 2, 2001. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleged, among other things, that the defendants issued materially false and misleading statements and press releases concerning when our service would be commercially available, which caused the market price of our common stock to be artificially inflated.

      In January 2006, we and certain of our current and former executive officers who are also defendants agreed in principle to settle this action for $8 million in cash. Our insurer will fund the entire amount of the settlement payment. We do not anticipate incurring any additional significant expenses in connection with this action and we will not seek recovery of any unreimbursed defense costs previously incurred and paid by us. This agreement in principle is subject to

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)

completion of a definitive settlement agreement and approval by the United States District Court for the Southern District of New York.

      On February 28, 2006, CBS Radio Inc. commenced a lawsuit in New York State Supreme Court against Howard Stern, Stern's production company, Stern's agent and us. The suit alleges, among other things, that Stern breached his former agreement with CBS Radio by reason of certain statements he made during the course of his show broadcast by CBS Radio. The complaint further alleges that we are liable for unjust enrichment, unfair competition, aiding and abetting fraud and tortiously interfering with the agreement between CBS Radio and Stern. The complaint seeks damages in an unspecified amount. We do not believe that the allegations regarding us in the complaint have merit, and we intend to defend this suit vigorously.

      In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

14. Quarterly Financial Data (Unaudited)

      Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2005:
Total revenue	$43,216	$52,194	$66,831	$80,004
Cost of services(1)	(41,559)	(32,127)	(41,639)	(69,618)
Net loss applicable to common stockholders	(193,612)	(177,546)	(180,450)	(311,389)
Net loss per share applicable to common stockholders (basic and diluted)(2)	$(0.15)	$(0.13)	$(0.14)	$(0.23)
2004:
Total revenue	$9,291	$13,230	$19,116	$25,217
Cost of services(1)	(20,901)	(23,370)	(32,827)	(43,220)
Net loss applicable to common stockholders(3)	(144,059)	(136,797)	(169,433)	(261,873)
Net loss per share applicable to common stockholders (basic and diluted)(2)	$(0.12)	$(0.11)	$(0.14)	$(0.21)

(1)	Quarterly cost of services previously reported for the quarters ended March 31, 2005 and 2004 and June 30, 2005 and 2004 reflect the reclassification of certain costs from cost of services to sales and marketing expenses.

(2)	The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

(3)	Net loss applicable to common stockholders for the three months ended March 31, 2004 included debt conversion costs of $19,592.

15. Subsequent Event

      In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. The value of these shares was approximately $225,000 and will be recorded to equity granted to third parties and employees expense in the first quarter of 2006.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

Schedule II—Schedule of Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Write-offs/ Other	Balance at End of Year
For the year ended December 31, 2003
Allowance for Doubtful Accounts	$32	$542	$(194)	$380
Deferred Tax Assets—Valuation Allowance	352,414	81,875	—	434,289
For the year ended December 31, 2004
Allowance for Doubtful Accounts	$380	$1,648	$(1,496)	$532
Deferred Tax Assets—Valuation Allowance	434,289	306,310	—	740,599
For the year ended December 31, 2005
Allowance for Doubtful Accounts	$532	$4,311	$(3,293)	$1,550
Deferred Tax Assets—Valuation Allowance	740,599	406,778	—	1,147,377

EXHIBIT INDEX

Exhibit		Description
3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).
4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).
4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).
4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).
4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3⁄4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
4.7	—	Form of 8 3⁄4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).
4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).
4.9	—	Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1⁄2% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).
4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2 1⁄2% Convertible Notes due 2009 ( incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 ).
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1⁄4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).
4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5⁄8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2005).
4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 4, 2005 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit			Description
4.16		—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.17		—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).
10	.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10	.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10	.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 12, 2005).
*10	.5	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.6	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2005).
*10	.7	—	Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.8	—	First Amendment, dated February 2, 2006, to the Amended and Restated Employment Agreement, dated March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).
*10	.9	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 12, 2005).
*10	.10	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.11	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).
*10	.12	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.13	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
†10	.14	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
21.1		—	List of Subsidiaries (filed herewith).
23.1		—	Consent of Ernst & Young LLP (filed herewith).
31.1		—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit		Description
32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.