Form 10-Q
period 2006-03-31
SIRIUS SATELLITE RADIO INC
filed 2006-05-09
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,404,168,159 shares

(Class)	(Outstanding as of May 4, 2006)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

Revenue:
Subscriber revenue, including effects of mail-in rebates	$115,181	$41,904
Advertising revenue, net of agency fees	7,338	534
Equipment revenue	3,692	767
Other revenue	453	11

Total revenue	126,664	43,216
Operating expenses(1):
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	8,203	7,372
Programming and content	306,244	29,166
Customer service and billing	16,085	9,631
Cost of equipment	3,465	976
Sales and marketing	41,498	48,552
Subscriber acquisition costs	119,043	73,321
General and administrative	33,650	22,109
Engineering, design and development	19,712	17,847
Depreciation	24,933	24,501

Total operating expenses	572,833	233,475

Loss from operations	(446,169)	(190,259)
Other income (expense):
Interest and investment income	9,937	4,487
Interest expense	(17,124)	(7,325)
Income (expense) from affiliate	(4,445)	—
Other income	10	45

Total other income (expense)	(11,622)	(2,793)

Loss before income taxes	(457,791)	(193,052)
Income tax expense	(753)	(560)

Net loss	$(458,544)	$(193,612)

Net loss per share (basic and diluted)	$(0.33)	$(0.15)

Weighted average common shares outstanding (basic and diluted)	1,386,982	1,314,312

(1) Amounts related to equity granted to third parties and employees included in other operating expenses were as follows:

Satellite and transmission	$902	$559
Programming and content	249,800	4,888
Customer service and billing	244	139
Sales and marketing	2,202	13,430
Subscriber acquisition costs	9,899	6,228
General and administrative	14,506	7,277
Engineering, design and development	7,033	6,185

Total equity granted to third parties and employees	$284,586	$38,706

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$630,831	$762,007
Marketable securities	84,400	117,250
Accounts receivable, net of allowance for doubtful accounts of $2,141 and $1,550	19,959	31,688
Inventory	15,454	14,256
Prepaid expenses	37,016	18,248
Restricted investments	25,165	25,165
Other current assets	45,600	42,834

Total current assets	858,425	1,011,448
Property and equipment, net	806,478	828,357
FCC license	83,654	83,654
Restricted investments, net of current portion	83,150	82,450
Deferred financing fees	15,693	16,303
Other long-term assets	60,704	63,150

Total assets	$1,908,104	$2,085,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$293,500	$331,953
Accrued interest	13,083	23,546
Deferred revenue	285,186	251,468

Total current liabilities	591,769	606,967
Long-term debt	1,083,929	1,084,437
Deferred revenue, net of current portion	67,219	56,479
Other long-term liabilities	30,484	12,511

Total liabilities	1,773,401	1,760,394
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,401,964,750 and 1,346,226,851 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,402	1,346
Additional paid-in capital	3,320,698	3,079,169
Deferred compensation	—	(26,694)
Accumulated deficit	(3,187,397)	(2,728,853)

Total stockholders’ equity	134,703	324,968

Total liabilities and stockholders’ equity	$1,908,104	$2,085,362

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital
				Deferred	Accumulated
	Shares	Amount		Compensation	Deficit	Total

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$(2,728,853)	$324,968
Net loss	—	—	—	—	(458,544)	(458, 544)
Issuance of common stock to employees and employee benefit plans	18,412,259	18	13,417	—	—	13,435
Issuance of common stock to third parties	34,412,313	35	224,798	—	—	224,833
Compensation in connection with the issuance of stock-based awards	—	—	28,276	—	—	28,276
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R	—	—	(26,694)	26,694	—	—
Exercise of options, $0.47 to $3.91 per share	971,702	1	1,232	—	—	1,233
Exercise of warrants, $2.392 per share	1,573,510	2	(2)	—	—	—
Exchange of 3½% Convertible Notes due 2008, including accrued interest	368,115	—	502	—	—	502

Balances, March 31, 2006	1,401,964,750	$1,402	$3,320,698	$—	$(3,187,397)	$134,703

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(458,544)	$(193,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,933	24,501
Non-cash interest expense	761	762
Provision for doubtful accounts	1,777	1,400
Non-cash loss from affiliate	2,276	—
Loss on disposal of assets	221	127
Equity granted to third parties and employees	284,586	38,706
Deferred income taxes	753	560
Changes in operating assets and liabilities:
Marketable securities	—	16
Accounts receivable	9,952	(340)
Inventory	(1,198)	16
Prepaid expenses and other current assets	(21,758)	(3,181)
Other long-term assets	579	(1,157)
Accounts payable and accrued expenses	(45,220)	(5,601)
Accrued interest	(10,460)	2,736
Deferred revenue	44,458	19,423
Other long-term liabilities	7,543	(1,524)

Net cash used in operating activities	(159,341)	(117,168)

Cash flows from investing activities:
Additions to property and equipment	(5,496)	(6,888)
Sales of property and equipment	52	12
Purchases of restricted investments	(700)	(6,291)
Purchases of available-for-sale securities	(71,600)	—
Sales of available-for-sale securities	104,450	4,835

Net cash provided by/(used in) investing activities	26,706	(8,332)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,459	993
Other	—	(8)

Net cash provided by financing activities	1,459	985

Net decrease in cash and cash equivalents	(131,176)	(124,515)
Cash and cash equivalents at the beginning of period	762,007	753,891

Cash and cash equivalents at the end of period	$630,831	$629,376

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

1. Business

          We are a satellite radio provider in the United States. We currently broadcast 133 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 64 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 139 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of March 31, 2006, we had 4,077,747 subscribers.

          Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber counts.

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

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, have been recorded. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

3. Summary of Significant Accounting Policies

          Stock-Based Compensation

          Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Prior periods are not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

compensation cost for (i) all stock-based awards granted to employees and members of our board of directors prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) all stock-based awards granted to employees and members of our board of directors subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period.

          SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R we accounted for forfeitures as they occurred. For pro forma disclosure purposes in accordance with SFAS No. 123, we estimated forfeitures. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant.

          Prior to January 1, 2006, we used the intrinsic value method to measure the compensation cost of stock-based awards granted to employees and members of our board of directors in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recorded compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant was amortized to expense over the vesting period. We accounted for modifications to stock-based awards in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” FIN No. 44 provided that when the modification of a stock-based award occured, a new measurement date resulted because the modification allowed an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. In accordance with FIN No. 44, we also recorded compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options were exercised, forfeited or expired.

          The following table reflects net loss and net loss per share had stock-based compensation to employees and members of our board of directors been recorded based on the fair value method under SFAS No. 123 for the three months ended March 31, 2005:

Net loss—as reported	$(193,612)
Stock-based compensation to employees and members of our board of directors	13,451
Stock-based compensation to employees and members of our board of directors —pro forma	(26,646)

Net loss—pro forma	$(206,807)

Net loss per share:
Basic and diluted—as reported	$(0.15)
Basic and diluted—pro forma	$(0.16)

          Under SFAS No. 123R, we recognized $21,950 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three months ended March 31, 2006. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2006, net of estimated forfeitures, is $138,950 and is expected to be recognized over a weighted-average period of three years.

          Prior to January 1, 2006, we accounted for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123. Beginning January 1, 2006, we account for such awards at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

measured in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied.

          Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units. Charges associated with such stock-based awards are referred to by us as equity granted to third parties and employees.

          Upon adoption of SFAS No. 123R, we continued to estimate the fair value of stock-based awards using the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. During the three months ended March 31, 2005, we used historical volatility of our stock over a period equal to the expected life of the warrants and options to estimate their fair value. In light of SAB No. 107, which favors using a market value of volatility to historical volatility, we estimated the fair value of awards granted during the three months ended March 31, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          The following table summarizes the assumptions used to compute reported and pro forma stock-based compensation to third parties and employees for the three months ended March 31:

	Third Parties		Employees

	2006	2005	2006	2005

				(pro forma)
Risk-free interest rate	4.29-4.86%	2.83-4.50%	4.07%	3.89%
Expected life of options—years	1.67-10.00	1.00-9.45	4.45	5.27
Expected stock price volatility	60%	57-115%	60%	114%
Expected dividend yield	N/A	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three months ended March 31, 2006 and 2005 because a valuation allowance was maintained for all net deferred tax assets.

          Research and Development Costs

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2006 and 2005 were $7,395 and $7,457, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 210,000,000 and 240,000,000 for the three months ended March 31, 2006 and 2005, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Comprehensive (Loss) Income

          We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive loss. Comprehensive loss for the three months ended March 31, 2006 and 2005 was $458,544 and $193,588, respectively.

          Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive income (loss) into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and subsequently trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $104,450 and $4,835 for the three months ended March 31, 2006 and 2005, respectively. There were no unrealized holding gains or losses on marketable securities as of March 31, 2006 and December 31, 2005.

          Restricted Investments

          Restricted investments consist of certificates of deposit and money market funds. As of March 31, 2006 and December 31, 2005, long-term restricted investments were $83,150 and $82,450, respectively, and short-term restricted investments were $25,165 for both periods.

          As of March 31, 2006 and December 31, 2005, long-term restricted investments included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          As of March 31, 2006 and December 31, 2005, short-term restricted investments included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.

          Reclassifications

          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of equity granted to third parties and employees from a separate line item disclosure to being included in other operating expense line items in order to comply with the requirements of SFAS No. 123R.

4. Subscriber Revenue

          Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period.

          Subscriber revenue consists of the following:

	For the Three Months Ended March 31,

	2006	2005

Subscription fees	$117,991	$40,598
Activation fees	3,724	1,538
Effect of mail-in rebates	(6,534)	(232)

Total subscriber revenue	$115,181	$41,904

5. Supplemental Cash Flow Disclosures

          The following represents supplemental cash flow information:

	For the Three Months Ended March 31,

	2006	2005

Cash paid for interest	$26,819	$3,826
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,243	4,824
Supplemental non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	502	73
Common stock issued to third parties	224,833	—

6. Long-Term Debt

          Long-term debt consists of the following:

		As of
	Conversion Price (per share)
		March 31, 2006	December 31, 2005

9 5/8% Senior Notes due 2013	N/A	$500,000	$500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	300,000	300,000
3½% Convertible Notes due 2008	1.38	52,185	52,693
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

Total long-term debt		$1,083,929	$1,084,437

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

          In September 2005, we used proceeds from the issuance of our 9 5/8% Senior Notes due 2013 to redeem our outstanding 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including accrued interest. The obligations under our 15% Senior Secured Discount Notes due 2007 and 14½% Senior Secured Notes due 2009 were secured by liens on certain of our assets. These liens were released in connection with the redemption of the notes.

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

          During the three months ended March 31, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

7. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of March 31, 2006. As of March 31, 2006, approximately 463,797,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three months ended March 31, 2006, employees exercised 971,702 stock options at exercise prices ranging from $0.47 to $3.91 per share, resulting in proceeds to us of $1,233. Of this amount, $1,176 was collected as of March 31, 2006. We also collected $283 in 2006 related to 2005 stock option exercises.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the three months ended March 31, 2006.

          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended March 31, 2006 and 2005. Of the remaining $29,189 in common stock value, $5,852 and $23,337 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of March 31, 2006.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of March 31, 2006, warrants to acquire 131,892,689 shares of our common stock with an average exercise price of $3.10 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended March 31, 2006 and 2005, we recognized expense of $14,371 and $21,496, respectively, in connection with warrants.

8. Benefit Plans

          Stock-Based Awards

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          As of March 31, 2006, approximately 95,692,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2006, approximately 86,477,000 shares of our common stock were available for grant under the 2003 Plan.

          The following table summarizes stock option activity under our stock incentive plans, and provides certain information with respect to stock options outstanding for the three months ended March 31, 2006 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at beginning of period	87,024	$4.61
Granted	4,547	5.93
Exercised	(972)	1.27
Cancelled or expired	(178)	3.24

Outstanding at end of period	90,421	4.72	7.71	$131,822
Exercisable at end of period	43,768	5.18	6.88	84,840

          The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.08 and $4.44, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $3,884 and $2,654, respectively.

          As of December 31, 2005, we had $2,073 of deferred compensation in connection with stock options granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with stock options of $13,545 and $4,130 for the three months ended March 31, 2006 and 2005, respectively.

          The following table summarizes the restricted stock unit activity under our stock incentive plans, and provides certain information with respect to restricted stock units outstanding, for the three months ended March 31, 2006 (shares in thousands):

	Shares	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at beginning of period	21,977
Granted	1,135
Vested	(17,840)
Cancelled or expired	(1)

Outstanding at end of period	5,271	6.30	$38,889

          The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2006 and 2005 was $5.73 and $5.94, respectively. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2006 and 2005 was $90,284 and $6,534, respectively.

          As of December 31, 2005, we had $24,621 of deferred compensation associated with restricted stock and restricted stock units granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $6,917 and $9,301 for the three months ended March 31, 2006 and 2005, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          For the three months ended March 31, 2006, we also recognized stock compensation expense of $21,581 for restricted stock units and common stock expected to be granted for services performed in 2006 or upon the satisfaction of 2006 performance targets. For the three months ended March 31, 2005, we recognized stock compensation expense of $838 for restricted stock units granted in 2006 for services performed in 2005.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $412 and $299 for the three months ended March 31, 2006 and 2005, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,306 and $1,001 for the three months ended March 31, 2006 and 2005, respectively.

9. Income Taxes

          We recorded income tax expense of $753 and $560 for the three months ended March 31, 2006 and 2005, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

          We have entered into various contracts, which have resulted in significant cash obligations in future periods. The following table summarizes our expected contractual cash commitments as of March 31, 2006:

	Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Lease obligations	$6,935	$9,135	$8,925	$8,881	$8,665	$32,250	$74,791
Satellite and transmission	35,185	2,484	2,484	2,484	5,491	8,337	56,465
Programming and content	111,249	116,870	123,111	145,864	148,384	66,196	711,674
Customer service and billing	2,550	3,138	—	—	—	—	5,688
Marketing and distribution	105,032	37,232	25,323	16,752	18,145	10,750	213,234
Chip set development and production	15,523	3,000	—	—	—	—	18,523
Other	9,096	406	177	11	—	—	9,690

Total contractual cash commitments	$285,570	$172,265	$160,020	$173,992	$180,685	$117,533	$1,090,065

          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.

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

          Customer Service and Billing. We have entered into agreements with third parties to provide billing and subscriber management services.

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

          In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio, per-subscriber, per-show and other variable costs arrangements. These future costs are dependent upon many factors including our subscriber growth and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2006 and December 31, 2005, $108,315 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of March 31, 2006, we have not entered into any off-balance sheet arrangements or transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K.

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

Executive Summary

Overview:

          We are a satellite radio provider in the United States. We currently broadcast 133 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 64 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 139 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers and mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet.

          Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber counts.

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

          SIRIUS radios are primarily distributed through retailers and automakers. SIRIUS radios can be purchased at major retailers, including Best Buy, Circuit City, Crutchfield, Costco, Target, Wal-Mart and through RadioShack on an exclusive basis. On March 31, 2006, SIRIUS radios were available at over 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Audi to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of March 31, 2006, SIRIUS radios were available as a factory-installed option in 90 vehicle models and as a dealer-installed option in 22 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual or a monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios and accessories.

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

          Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs (“SAC”). A large percentage of our annual gross subscriber additions are acquired in the fourth quarter in connection with holiday sales. As a result, our SAC per gross subscriber addition, a key operating metric for our business, is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

          In the first quarter of 2006, we achieved significant financial and operational milestones, including:

•	continued strong retail market share of 64% for the quarter;

•	strong growth in automotive OEM subscriber additions;

•	new exclusive agreements with Volkswagen, Audi, and Rolls Royce;

•	significant reduction in SAC per gross subscriber addition versus the year-ago quarter;

•	record advertising revenue of $7.3 million, representing 53% of total satellite radio industry advertising revenue in the first quarter; and

•	new programming additions, including Howard Stern, Playboy Radio, Cosmo Radio, Blue Collar Comedy Radio, FOX News Channels and a new morning call-in show from Court TV.

Subscribers:

          As of March 31, 2006, we had 4,077,747 subscribers compared with 3,316,560 subscribers as of December 31, 2005 and 1,448,695 subscribers as of March 31, 2005. Our subscriber totals include subscribers under our regular pricing plans, as well as subscribers currently in promotional periods; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

          The following table contains a breakdown of our subscribers:

	As of

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Retail	3,000,321	2,465,363	1,564,718	1,354,798	1,109,813
OEM	1,049,036	823,693	581,988	432,988	311,324
Hertz	28,390	27,504	27,214	26,840	27,558

Total subscribers	4,077,747	3,316,560	2,173,920	1,814,626	1,448,695

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

Metrics:

          We use various key metrics to monitor our operating performance including average monthly churn, average monthly revenue per subscriber, or ARPU, SAC per gross subscriber addition, customer service and billing expenses per average subscriber and adjusted loss from operations. The following table presents our key metrics for the past five consecutive quarters:

	For the Three Months Ended

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Gross subscriber additions	960,610	1,266,674	465,228	432,687	354,708
Deactivated subscribers	199,423	124,034	105,934	66,756	49,271
Average monthly churn(1)(6)	1.8%	1.5%	1.8%	1.4%	1.3%
ARPU(2)(6)	$10.80	$9.42	$11.15	$10.50	$10.72
SAC per gross subscriber addition(3)(6)	$113	$113	$149	$160	$190
Customer service and billing expenses per average subscriber (4)(6)	$1.40	$2.66	$1.59	$1.60	$2.40
Adjusted loss from operations(5)(6)	$(136,650)	$(226,269)	$(105,414)	$(108,772)	$(127,052)

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period.

(3)

SAC per gross subscriber addition is derived from total SAC, excluding equity granted to third parties and employees, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. Figures are rounded to the nearest whole dollar.

(4)

Customer service and billing expenses per average subscriber is derived from total customer service and billing expenses, excluding equity granted to third parties and employees, divided by the daily weighted average number of subscribers for the period.

(5)

Adjusted loss from operations represents the loss from operations before depreciation and equity granted to third parties and employees. A reconciliation of our reported loss from operations to our adjusted loss from operations is set forth below:

	For the Three Months Ended

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Loss from operations, as reported	$(446,169)	$(297,380)	$(166,919)	$(174,582)	$(190,259)
Depreciation	24,933	24,915	24,559	24,580	24,501
Equity granted to third parties and employees	284,586	46,196	36,946	41,230	38,706

Adjusted loss from operations	$(136,650)	$(226,269)	$(105,414)	$(108,772)	$(127,052)

(6)

Average monthly churn, ARPU, SAC per gross subscriber addition, customer service and billing expenses per average subscriber and adjusted loss from operations are not measures of financial performance under U.S. generally accepted accounting principles. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for internal management purposes, when publicly providing our business outlook, and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP.

Revenue and Expenses:

          The following defines our revenue and operating expense categories:

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

          Operating Expenses

          We discuss the reporting of equity granted to third parties and employees separately from our discussions of other operating expenses as we believe it enhances transparency of our disclosure and is consistent with the way we evaluate our operating results.

          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and broadcast studios.

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

          Sales and Marketing. Sales and marketing expenses include advertising, media and production costs and distribution costs. Advertising, media and production costs primarily include promotional events, sponsorships, media and advertising. Distribution costs primarily include the costs of residuals, market development funds and revenue share. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities.

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

          Interest Expense. Interest expense includes interest on outstanding debt.

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

          At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized to revenue ratably over the service period upon activation. We also reimburse the automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

          Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to subscriber revenue in the period the subscriber activates our service. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted based on any current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

          Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Account Statement (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Prior periods are not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all stock-based awards granted to employees and members of our board of directors prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) all stock-based awards granted to employees and members of our board of directors subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period.

          SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R we accounted for forfeitures as they occurred. For pro forma disclosure purposes in accordance with SFAS No. 123, we estimated forfeitures. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not significant.

          Prior to January 1, 2006, we used the intrinsic value method to measure the compensation cost of stock-based awards granted to employees and members of our board of directors in accordance with Accounting Principles Board

Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recorded compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant was amortized to expense over the vesting period. We accounted for modifications to stock-based awards in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” FIN No. 44 provided that when the modification of a stock-based award occured, a new measurement date resulted because the modification allowed an employee to vest in an award that would have otherwise been forfeited pursuant to the original terms. In accordance with FIN No. 44, we also recorded compensation charges or benefits related to repriced stock options based on the market value of our common stock until the repriced stock options were exercised, forfeited or expired.

          Prior to January 1, 2006, we accounted for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123. Beginning January 1, 2006, we account for such awards at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied.

          Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units. Charges associated with such stock-based awards are referred to by us as equity granted to third parties and employees.

          Upon adoption of SFAS No. 123R, we continued to estimate the fair value of stock-based awards using the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. During the three months ended March 31, 2005, we used historical volatility of our stock over a period equal to the expected life of the warrants and options to estimate their fair value. In light of SAB No. 107, which favors using a market value of volatility to historical volatility, we estimated the fair value of awards granted during the three months ended March 31, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods. For the three months ended March 31, 2006, a change in volatility of 10% would have resulted in approximately a 1% change in expense for stock-based awards granted to employees and third parties.

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three months ended March 31, 2006 and 2005 because a valuation allowance was maintained for all net deferred tax assets.

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

          We test our FCC license for impairment at least annually unless indicators of impairment exist. We use a direct approach in performing our annual impairment test for this asset, which requires estimates of future cash flows and other factors. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset. We began using the direct approach in 2005. Use of the direct approach is in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Under the direct method, if the fair value of our license was less than the aggregate carrying amount of the license, an impairment loss would have been recognized.

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

Results of Operation

Three months ended March 31, 2006 Compared with Three months ended March 31, 2005

          The following table and the associated discussion of results of operations presents and discusses our operating expenses before the effects of depreciation and equity granted to third parties and employees. We believe this form of presentation improves the transparency of our disclosure and is consistent with the way we evaluate our operating results.

	For the Three Months Ended March 31,

	2006	2005	Variance

Total revenue	$126,664	$43,216	$83,448

Operating expenses before depreciation and equity granted to third parties and employees:
Satellite and transmission	7,301	6,813	488
Programming and content	56,444	24,278	32,166
Customer service and billing	15,841	9,492	6,349
Cost of equipment	3,465	976	2,489
Sales and marketing	39,296	35,122	4,174
Subscriber acquisition costs	109,144	67,093	42,051
General and administrative	19,144	14,832	4,312
Engineering, design and development	12,679	11,662	1,017

Total operating expenses before depreciation and equity granted to third parties and employees	263,314	170,268	93,046

Adjusted loss from operations	(136,650)	(127,052)	(9,598)
Depreciation	24,933	24,501	432
Equity granted to third parties and employees	284,586	38,706	245,880

Loss from operations	(446,169)	(190,259)	(255,910)
Other income (expense)	(11,622)	(2,793)	(8,829)

Loss before income taxes	(457,791)	(193,052)	(264,739)
Income tax expense	(753)	(560)	(193)

Net loss	$(458,544)	$(193,612)	$(264,932)

          Total Revenue

          Subscriber Revenue. Subscriber revenue increased $73,277 to $115,181 for the three months ended March 31, 2006 from $41,904 for the three months ended March 31, 2005. The increase was attributable to the growth of subscribers to our service. As of March 31, 2006, we had 4,077,747 subscribers compared with 3,316,560 subscribers as of December 31, 2005 and 1,448,695 subscribers as of March 31, 2005. We added 2,629,052 net new subscribers since March 31, 2005.

          The following table contains a breakdown of our subscriber revenue:

	For the Three Months Ended March 31,

	2006	2005	Variance

Subscription fees	$117,991	$40,598	$77,393
Activation fees	3,724	1,538	2,186
Effects of mail-in rebates	(6,534)	(232)	(6,302)

Total subscriber revenue	$115,181	$41,904	$73,277

          Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

          Advertising Revenue. Advertising revenue increased $6,804 to $7,338 for the three months ended March 31, 2006 from $534 for the three months ended March 31, 2005. The increase was a result of more spots sold due to new and more attractive programming and increased advertiser interest as we continue to build brand awareness.

          We expect advertising revenue to grow as our subscribers increase and we continue to improve brand awareness and content, including the impact from the launch of The Howard Stern Show in January 2006.

          ARPU. Set forth below is a table showing the calculation of ARPU:

	For the Three Months Ended March 31,

	2006	2005

Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.70	$10.64
Effects of Hertz subscribers	0.03	0.01
Effects of mail-in rebates	(0.58)	(0.06)

Average monthly subscriber revenue per subscriber	10.15	10.59
Average monthly net advertising revenue per subscriber	0.65	0.13

ARPU	$10.80	$10.72

          The increase in ARPU to $10.80 for the three months ended March 31, 2006 from $10.72 for the three months ended March 31, 2005 was primarily attributable to the improvement in our Hertz program, the effects of the timing of the commencement of revenue recognition for prepaid subscriptions and increased advertising revenue, offset by the impact of mail-in rebates and plan mix.

          Equipment Revenue. Equipment revenue increased $2,925 to $3,692 for the three months ended March 31, 2006 from $767 for the three months ended March 31, 2005. The increase was the result of increased sales through our direct to consumer distribution channel.

          We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

          Operating Expenses

          Satellite and Transmission. Satellite and transmission expenses increased $488 to $7,301 for the three months ended March 31, 2006 from $6,813 for the three months ended March 31, 2005. The increase was primarily attributable to increased compensation related costs for additions to headcount and webstreaming costs. As of March 31, 2006 and 2005, we had 139 terrestrial repeaters in operation.

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

          Programming and Content. Programming and content expenses increased $32,166 to $56,444 for the three months ended March 31, 2006 from $24,278 for the three months ended March 31, 2005. The increase was primarily attributable to consulting and license fees associated with new programming, broadcast royalties as a result of the increase in our subscribers, compensation related costs for additions to headcount and additional on-air talent costs due to the expansion of the programming lineup.

          Our programming and content expenses will increase as we continue to develop and enhance our channels. Beginning February 2007, our agreement with NASCAR will increase our programming and content expenses. In addition, we expect broadcast royalties to increase as our subscriber base grows. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial cost.

          Customer Service and Billing. Customer service and billing expenses increased $6,349 to $15,841 for the three months ended March 31, 2006 from $9,492 for the three months ended March 31, 2005. The increase was primarily due to increased customer service representative costs and telecommunication charges as a result of the expansion and growth of our call centers to accommodate our subscriber base and increased transaction fees due to the addition of new subscribers. Customer service and billing expenses increased 67% compared with an increase in our end of period subscribers of 181% as of March 31, 2006 compared with March 31, 2005. Customer service and billing expenses per average subscriber per month declined 42% to $1.40 for the first quarter of 2006 compared with $2.40 for the first quarter of 2005.

          We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

          Cost of Equipment. Cost of equipment increased $2,489 to $3,465 for the three months ended March 31, 2006 from $976 for the three months ended March 31, 2005. The increase was primarily attributable to higher sales through our direct to consumer distribution channel.

          We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

          Sales and Marketing. Sales and marketing expenses increased $4,174 to $39,296 for the three months ended March 31, 2006 from $35,122 for the three months ended March 31, 2005. The increase was attributable to higher distribution costs primarily as a result of increased OEM revenue share, market development funds and retail residuals. Compensation related costs also increased as a result of additions to headcount to support our growth. Such increases were offset by decreased advertising, media and production costs primarily for trade shows and events and for the expiration of certain sponsorships in 2005.

          We expect sales and marketing expenses to increase as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

          Subscriber Acquisition Costs. Subscriber acquisition costs increased $42,051 to $109,144 for the three months ended March 31, 2006 from $67,093 for the three months ended March 31, 2005, an increase of 63%. Over the same period, gross subscriber additions increased 171% from 354,708 for the three months ended March 31, 2005 to 960,610 for the three months ended March 31, 2006. The increase in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions resulting from the increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs.

          Subscriber acquisition costs per gross subscriber addition were $113 and $190 for the three months ended March 31, 2006 and 2005, respectively. The decline was primarily attributable to the reduction in average subsidy rates as we continued to reduce manufacturing and chip set costs.

          We expect total subscriber acquisition costs to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers. However, we anticipate that, on a per gross subscriber addition basis, the costs of certain subsidized components of SIRIUS radios will continue to decrease in the future. If competitive forces require us to increase hardware subsidies or promotions, subscriber acquisition costs per gross subscriber addition could increase. Our subscriber acquisition costs per gross subscriber addition are generally higher in the first three quarters of our fiscal year and decline in the fourth quarter as we experience higher activation rates.

          General and Administrative. General and administrative expenses increased $4,312 to $19,144 for the three months ended March 31, 2006 from $14,832 for the three months ended March 31, 2005. The increase was primarily a result of additional personnel-related costs and operating costs to support the growth of our business and bad debt expense.

          We expect our general and administrative expenses to increase in future periods for personnel-related and facility costs to support our growth.

          Engineering, Design and Development. Engineering, design and development expenses increased $1,017 to $12,679 for the three months ended March 31, 2006 from $11,662 for the three months ended March 31, 2005. The increase was primarily attributable to additional personnel-related costs to support research and development efforts and costs associated with OEM tooling and manufacturing upgrades for factory installations of SIRIUS radios.

          We expect engineering, design and development expenses to decrease in 2007, as we anticipate incorporating SIRIUS radios and accessories in a significant number of vehicle models for the year ended 2006.

          Equity Granted to Third Parties and Employees. Equity granted to third parties and employees expense for warrants decreased $7,125 to $14,371 for the three months ended March 31, 2006 from $21,496 for the three months ended March 31, 2005. This decrease was primarily attributable to the timing of our partners achieving production and other milestones and changes in the fair value of such awards during the first quarter of 2006 as compared with the first quarter of 2005.

          Equity granted to third parties and employees expense for stock options, restricted stock, restricted stock units and other stock-based awards increased $253,005 to $270,215 for the three months ended March 31, 2006 from $17,210 for the three months ended March 31, 2005. The increase was primarily a result of $224,813 of expense for granting 34,375,000 shares of our common stock to Howard Stern and his agent in January 2006. Excluding the charge for these shares, equity granted to third parties expense increased $28,192 to $45,402 for the three months ended March 31, 2006. The increase was primarily attributable to the adoption of SFAS No. 123R and expense associated with common stock expected to be earned upon the satisfaction of performance targets.

          Future expense associated with equity granted to third parties and employees is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Other Income (Expense)

          Interest and Investment Income. Interest and investment income increased $5,450 to $9,937 for the three months ended March 31, 2006 from $4,487 for the three months ended March 31, 2005. The increase was attributable to higher interest rates and the purchase of auction rate securities and commercial paper using the proceeds from the issuance of our 9 5/8% Senior Notes due 2013 in August 2005.

          Interest Expense. Interest expense increased $9,799 to $17,124 for the three months ended March 31, 2006 from $7,325 for the three months ended March 31, 2005. The increase was primarily the result of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease as a result of the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 in September 2005.

          Income (Expense) from Affiliate. For the three months ended March 31, 2006, we recorded $4,445 for our share of SIRIUS Canada Inc.’s net loss.

          Income Taxes

          Income Tax Expense. We recorded income tax expense of $753 and $560 for the three months ended March 31, 2006 and 2005, respectively. This expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

          As of March 31, 2006, we had $630,831 in cash and cash equivalents compared with $629,376 as of March 31, 2005, an increase of $1,455. Cash and cash equivalents decreased $131,176 during the three months ended March 31,

2006. The decrease was a result of net cash used in operating activities of $159,341, offset by net cash provided by financing activities and investing activities of $1,459 and $26,706, respectively.

          Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Three Months Ended March 31,

	2006	2005	Variance

Net loss adjusted for non-cash items:
Net loss	$(458,544)	$(193,612)	$(264,932)
Depreciation	24,933	24,501	432
Non-cash interest expense	761	762	(1)
Provision for doubtful accounts	1,777	1,400	377
Non-cash loss from affiliate	2,276	—	2,276
Loss on disposal of assets	221	127	94
Equity granted to third parties and employees	284,586	38,706	245,880
Deferred income taxes	753	560	193

Total net loss adjusted for non-cash items	(143,237)	(127,556)	(15,681)

Changes in operating assets and liabilities:
Marketable securities	—	16	(16)
Accounts receivable	9,952	(340)	10,292
Inventory	(1,198)	16	(1,214)
Prepaid expenses and other current assets	(21,758)	(3,181)	(18,577)
Other long-term assets	579	(1,157)	1,736
Accounts payable and accrued expenses	(45,220)	(5,601)	(39,619)
Accrued interest	(10,460)	2,736	(13,196)
Deferred revenue	44,458	19,423	25,035
Other long-term liabilities	7,543	(1,524)	9,067

Total changes in operating assets and liabilities	(16,104)	10,388	(26,492)

Net cash used in operating activities	$(159,341)	$(117,168)	$(42,173)

          Net cash used in operating activities increased $42,173 to $159,341 for the three months ended March 31, 2006 from $117,168 for the three months ended March 31, 2005. Such increase was attributable to a $26,492 increase in the net outflow of cash from changes in operating assets and liabilities and an increase of $15,681 in the net loss adjusted for non-cash items, from $127,556 for the three months ended March 31, 2005 to $143,237 for the three months ended March 31, 2006.

          The net outflow of cash from changes in operating assets and liabilities was primarily attributable to the ($39,619) change in accounts payable and accrued expenses to paydown accruals built up in the fourth quarter of 2005; the ($18,577) change in prepaid expenses and other current assets as a result of prepayments for programming agreements; and the ($13,196) change in accrued interest as a result of our first interest payment on our 9 5/8% Senior Notes due 2013. These net outflows of cash were offset in part by a $25,035 change in deferred revenue for subscribers electing annual and other prepaid subscription programs as we currently receive an average of approximately eight months of prepaid revenue per subscriber upon activation, and a $10,292 change in accounts receivable for the paydown of receivable balances generated for activations in the fourth quarter of 2005, which were paid in the first quarter of 2006.

          The increase in the net loss adjusted for non-cash items was primarily a result of a 63%, or $42,051, increase in subscriber acquisition costs reflecting subsidies for higher shipments of SIRIUS radios and chip sets and increased commissions to support a 171% increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. In addition, other operating expenses increased primarily to acquire content associated with new programming agreements. Such increases were more than offset by a 175%, or $73,277, increase in subscriber revenue.

          Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $26,706 for the three months ended March 31, 2006 compared with net cash used in investing activities of $8,332 for the three months ended March 31, 2005. The $35,038 increase was primarily a result of the sales of auction rate securities in the first quarter of 2006. Capital expenditures were $5,496 for the three months ended March 31, 2006 compared with $6,888 for the three months ended March 31, 2005.

          For the remainder of 2006, we will incur significant capital expenditures to secure a satellite launch vehicle and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support the resiliency of our operations and the growth we are experiencing as well as support the delivery of new revenue streams in the future through our video and telematics offerings.

          Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $474 to $1,459 for the three months ended March 31, 2006 from $985 for the three months ended March 31, 2005 due to additional proceeds received from the exercise of stock options.

Financings and Capital Requirements

          We have financed our operations principally through the sale of debt and equity securities. In August 2005, we sold $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 resulting in net proceeds of $493,005.

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

          To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities would result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us.

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

          As of March 31, 2006, approximately 95,692,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2006, approximately 86,477,000 shares of our common stock were available for grant under the 2003 Plan. During the three months ended March 31, 2006, employees exercised 971,702 stock options at exercise prices ranging from $0.47 to $3.91 per share, resulting in proceeds to us of $1,233. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

          We have entered into various contracts that have resulted in significant cash obligations in future periods. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution channel. The following table summarizes our expected contractual cash commitments as of March 31, 2006:

	Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$—	$—	$52,185	$301,744	$—	$730,000	$1,083,929
Cash interest payments	37,190	65,078	64,165	59,606	55,600	152,878	434,517
Lease obligations	6,935	9,135	8,925	8,881	8,665	32,250	74,791
Satellite and transmission	35,185	2,484	2,484	2,484	5,491	8,337	56,465
Programming and content	111,249	116,870	123,111	145,864	148,384	66,196	711,674
Customer service and billing	2,550	3,138	—	—	—	—	5,688
Marketing and distribution	105,032	37,232	25,323	16,752	18,145	10,750	213,234
Chip set development and production	15,523	3,000	—	—	—	—	18,523
Other	9,096	406	177	11	—	—	9,690

Total contractual cash commitments	$322,760	$237,343	$276,370	$535,342	$236,285	$1,000,411	$2,608,511

          Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt.

          Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.

          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.

          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain certain components of our terrestrial repeater network. We have also entered into an agreement with a launch services provider to secure a satellite launch on a Proton rocket prior to the end of 2010.

          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we have agreements with various rights organizations pursuant to which we pay royalties for public performances of music.

          Customer Service and Billing. We have entered into agreements with third parties to provide billing and subscriber management services.

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

          In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors including our future subscriber growth and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2006 and December 31, 2005, $108,315 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

          As of March 31, 2006, we have not entered into any off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of March 31, 2006, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of March 31, 2006, we held approximately $84,200 in auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to March 31, 2006.

Part II

Other Information

Item 1. Legal Proceedings

          There are no material changes to the legal proceedings disclosed on the Form 10-K filed for the year ended December 31, 2005.

Item 1A. Risk Factors

          There are no material changes to the risk factors disclosed on the Form 10-K filed for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits

          See Exhibit Index attached hereto.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRIUS SATELLITE RADIO INC.

	By:	/s/ DAVID J. FREAR

David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 9, 2006

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

Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

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

*10.6	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (filed herewith).

*10.7	—

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

*10.9	—

Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.10	—

Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.11	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.12	—

Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit		Description

*10.13	—

Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.14	—

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