Form 10-Q
period 2006-06-30
SIRIUS SATELLITE RADIO INC
filed 2006-08-09
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,405,114,644 shares

(Class)	(Outstanding as of August 7, 2006)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Revenue:
Subscriber revenue, including effects of mail-in rebates	$137,636	$49,622	$252,817	$91,526
Advertising revenue, net of agency fees	8,125	1,052	15,463	1,586
Equipment revenue	3,096	1,503	6,788	2,270
Other revenue	1,221	17	1,674	28

Total revenue	150,078	52,194	276,742	95,410
Operating expenses (1):
Cost of services (excludes depreciation shown separately below):
Satellite and transmission	18,496	7,097	26,699	14,469
Programming and content	76,735	20,819	382,979	49,985
Customer service and billing	13,863	7,864	29,948	17,495
Cost of equipment	3,467	1,952	6,932	2,928
Sales and marketing	61,676	41,516	103,174	90,068
Subscriber acquisition costs	130,563	81,226	249,606	154,547
General and administrative	34,558	22,452	68,208	44,561
Engineering, design and development	15,454	19,270	35,166	37,117
Depreciation	25,738	24,580	50,671	49,081

Total operating expenses	380,550	226,776	953,383	460,251

Loss from operations	(230,472)	(174,582)	(676,641)	(364,841)
Other income (expense):
Interest and investment income	8,873	4,790	18,810	9,277
Interest expense	(15,660)	(7,201)	(32,784)	(14,526)
Equity in net loss of affiliate	—	—	(4,445)	—
Other income	9	7	19	52

Total other income (expense)	(6,778)	(2,404)	(18,400)	(5,197)

Loss before income taxes	(237,250)	(176,986)	(695,041)	(370,038)
Income tax expense	(578)	(560)	(1,331)	(1,120)

Net loss	$(237,828)	$(177,546)	$(696,372)	$(371,158)

Net loss per share (basic and diluted)	$(0.17)	$(0.13)	$(0.50)	$(0.28)

Weighted average common shares outstanding (basic and diluted)	1,404,022	1,324,270	1,395,549	1,319,318

(1)	Amounts related to equity granted to third parties and employees included in other operating expenses were as follows:

Satellite and transmission	$810	$429	$1,712	$988
Programming and content	23,724	5,050	273,524	9,938
Customer service and billing	204	126	448	265
Sales and marketing	5,067	7,276	7,269	20,706
Subscriber acquisition costs	21,900	12,533	31,799	18,761
General and administrative	12,905	8,332	27,411	15,609
Engineering, design and development	2,679	7,484	9,712	13,669

Total equity granted to third parties and employees	$67,289	$41,230	$351,875	$79,936

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534,963	$762,007
Marketable securities	48,625	117,250
Accounts receivable, net	18,922	31,688
Inventory	25,110	14,256
Prepaid expenses	52,776	18,248
Restricted investments	25,165	25,165
Other current assets	43,597	42,834

Total current assets	749,158	1,011,448
Property and equipment, net	794,441	828,357
FCC license	83,654	83,654
Restricted investments, net of current portion	83,150	82,450
Deferred financing fees	14,908	16,303
Other long-term assets	86,085	63,150

Total assets	$1,811,396	$2,085,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$345,979	$331,953
Accrued interest	24,703	23,546
Deferred revenue	310,830	251,468

Total current liabilities	681,512	606,967
Long-term debt	1,083,929	1,084,437
Deferred revenue, net of current portion	70,964	56,479
Other long-term liabilities	32,114	12,511

Total liabilities	1,868,519	1,760,394
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,404,780,483 and 1,346,226,851 shares issued and outstanding at June 30, 2006 and December 31,2005, respectively	1,405	1,346
Additional paid-in capital	3,366,697	3,079,169
Deferred compensation	—	(26,694)
Accumulated deficit	(3,425,225)	(2,728,853)

Total stockholders’ (deficit) equity	(57,123)	324,968

Total liabilities and stockholders’ equity	$1,811,396	$2,085,362

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital
				Deferred Compensation	Accumulated Deficit
	Shares	Amount				Total

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$(2,728,853)	$324,968
Net loss	—	—	—	—	(696,372)	(696,372)
Issuance of common stock to employees and employee benefit plans	19,828,241	20	16,618	—	—	16,638
Issuance of common stock to third parties	34,467,869	35	224,917	—	—	224,952
Compensation in connection with the issuance of stock-based awards	—	—	69,403	—	—	69,403
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R	—	—	(26,694)	26,694	—	—
Exercise of options, $0.47 to $3.93 per share	1,934,521	2	2,784	—	—	2,786
Exercise of warrants, $2.392 per share	1,954,886	2	(2)	—	—	—
Exchange of 3½% Convertible Notes due 2008, including accrued interest	368,115	—	502	—	—	502

Balances, June 30, 2006	1,404,780,483	$1,405	$3,366,697	$—	$(3,425,225)	$(57,123)

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(696,372)	$(371,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,671	49,081
Non-cash interest expense	1,547	1,523
Provision for doubtful accounts	3,780	2,282
Non-cash equity in net loss of affiliate	2,276	—
Loss on disposal of assets	541	252
Impairment loss	10,917	—
Equity granted to third parties and employees	351,875	79,936
Deferred income taxes	1,331	1,120
Changes in operating assets and liabilities:
Marketable securities	—	16
Accounts receivable	8,986	(6,056)
Inventory	(10,854)	(4,433)
Prepaid expenses and other current assets	(35,482)	(7,554)
Other long-term assets	(25,088)	478
Accounts payable and accrued expenses	(18,018)	26,153
Accrued interest	1,160	(126)
Deferred revenue	73,847	50,223
Other long-term liabilities	8,595	(3,542)

Net cash used in operating activities	(270,288)	(181,805)

Cash flows from investing activities:
Additions to property and equipment	(27,780)	(10,863)
Sales of property and equipment	123	59
Purchases of restricted investments	(700)	(6,291)
Release of restricted investments	—	10,997
Purchases of available-for-sale securities	(108,500)	—
Sales of available-for-sale securities	177,125	4,835

Net cash provided by (used in) investing activities	40,268	(1,263)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,976	6,104
Other	—	(8)

Net cash provided by financing activities	2,976	6,096

Net decrease in cash and cash equivalents	(227,044)	(176,972)
Cash and cash equivalents at the beginning of period	762,007	753,891

Cash and cash equivalents at the end of period	$534,963	$576,919

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

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 139 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of June 30, 2006, we had 4,678,207 subscribers.

          Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.

2. Principles of Consolidation and Basis of Presentation

          The accompanying unaudited consolidated financial statements of Sirius Satellite Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All intercompany transactions have been eliminated in consolidation.

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, have been recorded. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period.

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

          The following table reflects net loss and net loss per share had stock-based compensation to employees and members of our board of directors been recorded based on the fair value method under SFAS No. 123 for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net loss—as reported	$(177,546)	$(371,158)
Stock-based compensation to employees and members of our board of directors	13,853	27,304
Stock-based compensation to employees and members of our board of directors —pro forma	(23,905)	(50,551)

Net loss—pro forma	$(187,598)	$(394,405)

Net loss per share:
Basic and diluted—as reported	$(0.13)	$(0.28)
Basic and diluted—pro forma	$(0.14)	$(0.30)

          Under SFAS No. 123R, we recognized $18,321 and $40,271 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three and six months ended June 30, 2006, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2006, net of estimated forfeitures, is $130,857 and is expected to be recognized over a weighted-average period of three years.

          Prior to January 1, 2006, we accounted for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123. Effective January 1, 2006, we account for such awards at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is measured in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied.

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

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the six months ended June 30, 2005, we used historical volatility of our stock over a period equal to the expected life of the warrants and options to estimate fair value. SAB No. 107 favors using a market value of volatility. We estimated the fair value of awards granted during the six months ended June 30, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          The following table summarizes the weighted-average assumptions used to compute reported and pro forma stock-based compensation to employees for the periods set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

		(pro forma)		(pro forma)
Risk-free interest rate	4.97%	3.87%	4.10%	3.88%
Expected life of options—years	4.45	5.73	4.45	5.44
Expected stock price volatility	60%	112%	60%	113%
Expected dividend yield	N/A	N/A	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported and pro forma stock-based compensation to third parties for the periods set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Risk-free interest rate	4.87-5.23%	3.32-4.37%	4.29-5.23%	2.83-4.50%
Expected life of options—years	1.67-10.00	1.00-9.36	1.67-10.00	1.00-9.45
Expected stock price volatility	60%	58-116%	60%	57-116%
Expected dividend yield	N/A	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three and six months ended June 30, 2006 and 2005 because a valuation allowance was maintained for all net deferred tax assets.

          Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the three months ended June 30, 2006 and 2005 were $6,749 and $8,371, respectively, and $14,144 and $15,828 for the six months ended June 30, 2006 and 2005, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 190,000,000 and 200,000,000 for the three and six months ended June 30, 2006, respectively, and 227,000,000 and 233,000,000 for the three and six months ended June 30, 2005, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Comprehensive (Loss) Income

          We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive loss. Comprehensive loss for the three months ended June 30, 2006 and 2005 was $237,828 and $177,546, respectively, and $696,372 and $371,134 for the six months ended June 30, 2006 and 2005, respectively.

          Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and subsequently trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $177,125 and $4,835 for the six months ended June 30, 2006 and 2005, respectively. There were no unrealized holding gains or losses on marketable securities as of June 30, 2006 and December 31, 2005.

          Restricted Investments

          As of June 30, 2006 and December 31, 2005, short-term restricted investments of $25,165 for both periods included certificates of deposit placed in escrow primarily for the benefit of a third party pursuant to a programming agreement.

          As of June 30, 2006 and December 31, 2005, long-term restricted investments of $83,150 and $82,450, respectively, included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

          Property and Equipment

          Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002, or in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements and equipment under capital leases is depreciated using the straight-line method over the lesser of the lease term or the estimated useful life. We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset's cost and depreciated over the satellite's useful life. Capitalized interest costs for the three and six months ended June 30, 2006 were $1,397 for both periods.

          The expected useful lives of our in-orbit satellites were originally 15 years from the date they were placed into orbit. In June 2006, we entered into an agreement with Space Systems/Loral for the design and construction of a new satellite. In connection with our new satellite agreement, we adjusted the useful lives of two of our in-orbit satellites to 13 years to reflect the way we intend to operate the constellation. We continue to expect our spare satellite to operate effectively for 15 years from the date of launch.

          Our satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our satellites. If other events or circumstances indicate that the useful lives of our satellites have changed we will modify the depreciable life accordingly.

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

          In connection with the execution of our agreement to build a new satellite, we wrote-off certain satellite long-lead time parts purchased in 1999 that we will no longer need.

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

     Recent Accounting Pronouncements

          In June 2006, the EITF issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that for taxes within the scope of the issue, a company may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF No. 06-3 is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF No. 06-3 effective January 1, 2007. We do not believe the adoption of EITF No. 06-3 will have a material impact on our consolidated results of operations or financial position.

          In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, and classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 effective January 1, 2007. We do not believe the adoption of FIN No. 48 will have a material impact on our consolidated results of operations or financial position.

4. Subscriber Revenue

          Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period.

          Subscriber revenue consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Subscription fees	$136,020	$50,057	$254,011	$90,655
Activation fees	3,647	1,346	7,371	2,884
Effect of mail-in rebates	(2,031)	(1,781)	(8,565)	(2,013)

Total subscriber revenue	$137,636	$49,622	$252,817	$91,526

5. Supplemental Cash Flow Disclosures

          The following represents supplemental cash flow information:

	For the Six Months Ended June 30,

	2006	2005

Cash paid for interest	$31,470	$13,127
Supplemental non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,243	4,824
Supplemental non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	502	—
Common stock issued to third parties	224,952	2,177

6. Long-Term Debt

          Long-term debt consists of the following:

	Conversion Price (per share)	As of

		June 30, 2006	December 31, 2005

9 5/8% Senior Notes due 2013	N/A	$500,000	$500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	300,000	300,000
3½% Convertible Notes due 2008	1.38	52,185	52,693
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

Total long-term debt		$1,083,929	$1,084,437

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

          During the six months ended June 30, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

          Space Systems/Loral Credit Agreement

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral. Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.

          Covenants and Restrictions

          Our 9 5/8% Senior Notes due 2013 and the Credit Agreement require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture and the Credit Agreement. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013 and any loans outstanding under the Credit Agreement could become immediately payable and the Credit Agreement could be terminated. At June 30, 2006, we were in compliance with all such covenants.

7. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of June 30, 2006. As of June 30, 2006, approximately 458,783,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the six months ended June 30, 2006, employees exercised 1,934,521 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $2,786. Of this amount, $2,693 was collected as of June 30, 2006. We also collected $283 in 2006 related to stock option exercises that occurred in 2005.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the six months ended June 30, 2006.

          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $219 during each of the three months ended June 30, 2006 and 2005, and $1,860 during each of the six months ended June 30, 2006 and 2005. Of the remaining $28,970 in common stock value, $5,852 and $23,118 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of June 30, 2006.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of June 30, 2006, warrants to acquire 129,405,589 shares of our common stock with an average exercise price of $3.10 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended June 30, 2006 and 2005, we recognized expense of $26,599 and $24,528, respectively, and $40,970 and $46,024 for the six months ended June 30, 2006 and 2005, respectively, in connection with warrants.

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

          As of June 30, 2006, approximately 93,581,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2006, approximately 86,283,000 shares of our common stock were available for grant under the 2003 Plan.

          The following table summarizes stock option activity under our stock incentive plans for the six months ended June 30, 2006 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at beginning of period	87,024	$4.61
Granted	4,660	5.89
Exercised	(1,934)	1.44
Cancelled or expired	(450)	3.47

Outstanding at end of period	89,300	4.75	6.22	$106,022

Exercisable at end of period	43,010	5.26	4.86	71,701

          The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $3.22 and $4.51, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $6,841 and $19,085, respectively.

          As of December 31, 2005, we had $2,073 of deferred compensation in connection with stock options granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with stock options of $14,156 and $4,578 for the three months ended June 30, 2006 and 2005, respectively, and $27,701 and $8,708 for the six months ended June 30, 2006 and 2005, respectively. Stock compensation expense associated with stock options for the three and six months ended June 30, 2005 included a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the six months ended June 30, 2006 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	21,977	2.36
Granted	1,503	5.57
Vested	(19,183)	2.09
Cancelled or expired	(16)	5.71

Outstanding at end of period	4,281	4.68

          The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2005 was $5.93. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2006 and 2005 was $97,423 and $10,866, respectively.

          As of December 31, 2005, we had $24,621 of deferred compensation associated with restricted stock and restricted stock units granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $3,260 and $9,795 for the three months ended June 30, 2006 and 2005, respectively, and $10,177 and $19,096 for the six months ended June 30, 2006 and 2005, respectively.

          For the three and six months ended June 30, 2006, we also recognized stock compensation expense of $21,764 and $43,345, respectively, for restricted stock units and common stock expected to be granted for services performed in 2006 or upon the satisfaction of 2006 performance targets. For the three and six months ended June 30, 2005, we recognized stock compensation expense of $773 and $1,611, respectively, for restricted stock units granted in 2006 for services performed in 2005.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $338 and $249 for the three months ended June 30, 2006 and 2005, respectively, and $750 and $548 for the six months ended June 30, 2006 and 2005, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $953 and $1,088 for the three months ended June 30, 2006 and 2005, respectively, and $2,259 and $2,089 for the six months ended June 30, 2006 and 2005, respectively.

9. Income Taxes

          We recorded income tax expense of $578 and $560 for the three months ended June 30, 2006 and 2005, respectively, and $1,331 and $1,120 for the six months ended June 30, 2006 and 2005, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

          The following table summarizes our expected contractual cash commitments as of June 30, 2006:

	Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$ —	$ —	$ 52,185	$ 301,744	$ —	$ 730,000	$1,083,929
Cash interest payments	32,789	65,578	64,665	59,856	55,600	152,878	431,366
Lease obligations	4,451	9,135	8,925	8,881	8,665	32,250	72,307
Satellite and transmission	46,565	24,975	81,475	39,758	2,137	8,337	203,247
Programming and content	70,927	118,055	122,647	146,019	148,560	66,167	672,375
Customer service and billing	750	3,138	—	—	—	—	3,888
Marketing and distribution	56,572	39,733	27,526	19,050	20,425	12,568	175,874
Chip set development and production	5,659	3,467	—	—	—	—	9,126
Other	4,270	415	168	11	—	—	4,864

Total contractual cash commitments	$221,983	$264,496	$357,591	$575,319	$235,387	$1,002,200	$2,656,976

          Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt.

          Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.

          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.

          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with Space Systems/Loral for the design and construction of a new satellite. Construction of this satellite is expected to be completed in the fourth quarter of 2008. We plan to launch this satellite on a Proton rocket under our contract with International Launch Services.

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

          Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in the accompanying unaudited consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but we do not expect that these expenditures will be material.

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2006 and December 31, 2005, $108,315 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of June 30, 2006, we have not entered into any off-balance sheet arrangements or transactions.

          Legal Proceedings

          In April 2006, we learned that two manufacturers of SIRIUS radios and our principal competitor had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. On June 20, we received a letter directly from the FCC making similar inquiries. On July 12, we responded to the letter from the FCC in respect of the preliminary results of our review. On August 7, we received a follow-up letter of inquiry from the FCC.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to evaluate, mitigate and correct the problem. We directed manufacturers of SIRIUS radios with FM transmitters to suspend manufacture and shipment to retailers of non-compliant devices and to make the necessary changes in production to bring the radios into compliance.

           In connection with our internal review, we discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with the FCC’s rules. As a result of this review, we are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules.

          The FCC is continuing its review of our products as well as products of other companies containing FM transmitters. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. Based upon this testing, the FCC has permitted a grant of authority for the Starmate Replay to remain effective, and we expect the FCC to permit new equipment authorizations for other products shortly, including the Sportster Replay, Sirius One and U.S. Electronic’s Visor. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions.

          We continue to cooperate with the FCC’s on-going inquiry. As part of this cooperation, we are discussing with the FCC the proper testing methodology for SIRIUS radios that include FM transmitters and methods to bring devices in retail inventory or in consumers’ hands into compliance with the FCC’s rules.

          No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

          Our music channels are also available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 100 channels of commercial-free music and news, sports, talk and entertainment programming, including 10 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and through RadioShack on an exclusive basis. On June 30, 2006, SIRIUS radios were available at over 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Audi to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of June 30, 2006, SIRIUS radios were available as a factory-installed option in 104 vehicle models and as a dealer-installed option in 21 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of June 30, 2006, we had 4,678,207 subscribers compared with 3,316,560 subscribers as of December 31, 2005 and 1,814,626 subscribers as of June 30, 2005. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

          We expect an increasing proportion of our subscribers will be generated through our relationships with automakers. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of SIRIUS radios through arrangements with automakers and through additional retail points-of-sale.

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

          In certain cases, automakers include a subscription to our radio service in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with SIRIUS radios installed in their vehicles.

          Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs, or SAC. A large percentage of our annual gross subscriber additions are acquired in the fourth quarter in connection with holiday sales. As a result, our SAC, as adjusted, per gross subscriber addition, a key operating metric for our business, is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

          During the first half of 2006, we achieved significant financial and operational milestones, including:

•	leading the satellite radio industry in net subscriber additions, capturing approximately 60% share of industry net additions in the second quarter;

•	new exclusive agreements with Volkswagen, Audi, Kia and Rolls-Royce;

•	significant reduction in SAC, as adjusted, per gross subscriber addition versus the three and six months ended June 30, 2005;

•	strong advertising revenue of $15,463 for the six months ended June 30, 2006, representing 50% of total satellite radio industry advertising revenue for the year; and

•

new programming additions, including Howard Stern, Playboy Radio, Cosmo Radio, Blue Collar Comedy Radio, FOX News Channels, the Catholic Channel, Barbara Walters, Mark Cuban, Jerry Rice and Tony Stewart.

          In June 2006, we entered into an agreement with Space Systems/Loral for the design and construction of a new satellite that will be one of the most advanced and powerful communications satellites ever built. Construction of the satellite is expected to be completed in the fourth quarter of 2008. The satellite will be launched on a Proton rocket acquired by us under a previously announced launch contract. The aggregate cost of designing, building and launching the satellite and insuring its launch will be approximately $260,000.

Results of Operations

          Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; average monthly revenue per subscriber, or ARPU; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Refer to the footnotes following our discussion of results of operations for the definitions and usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

          The following table contains a breakdown of our subscribers for the past five quarters:

	As of

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Beginning subscribers	4,077,747	3,316,560	2,173,920	1,814,626	1,448,695
Net additions	600,460	761,187	1,142,640	359,294	365,931

Ending subscribers	4,678,207	4,077,747	3,316,560	2,173,920	1,814,626

Retail	3,276,615	3,000,321	2,465,363	1,564,718	1,354,798
OEM	1,373,610	1,049,036	823,693	581,988	432,988
Hertz	27,982	28,390	27,504	27,214	26,840

          Subscribers. During the three months ended June 30, 2006, we added 600,460 net subscribers, a 64% increase over second quarter 2005 net subscriber additions of 365,931. Of our net subscriber additions for the three months ended June 30, 2006, we added 276,294 net subscribers from our retail channel, a 13% increase over 244,985 retail net additions for the three months ended June 30, 2005, and 324,574 net subscribers from our OEM channel, 167% more than second quarter 2005 OEM net subscriber additions of 121,664. Strong contributions by our exclusive OEMs, DaimlerChrysler and Ford, fueled this growth during the quarter.

          The following table presents our key operating metrics for the past five quarters:

	For the Three Months Ended

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Gross subscriber additions	830,571	960,610	1,266,674	465,228	432,687
Deactivated subscribers	230,111	199,423	124,034	105,934	66,756
Average monthly churn (1)(5)	1.8%	1.8%	1.5%	1.8%	1.4%

Average monthly subscriber revenue per subscriber before effects of Hertz subscribers and mail-in rebates	$10.64	$10.70	$10.76	$11.08	$10.60
Effects of Hertz subscribers	0.05	0.03	0.03	0.06	0.05
Effects of mail-in rebates	(0.15)	(0.58)	(1.77)	(0.25)	(0.37)

Average monthly subscriber revenue per subscriber	10.54	10.15	9.02	10.89	10.28
Average monthly net advertising revenue per subscriber	0.62	0.65	0.40	0.26	0.22

ARPU (2)(5)	$11.16	$10.80	$9.42	$11.15	$10.50

SAC, as adjusted, per gross subscriber addition (3)(5)	$131	$113	$113	$149	$160
Customer service and billing expenses, as adjusted, per average subscriber (4)(5)	$1.05	$1.40	$2.66	$1.59	$1.60
Adjusted loss from operations (6)	$(126,528)	$(136,650)	$(226,269)	$(105,414)	$(108,772)
Net loss	$(237,828)	$(458,544)	$(311,389)	$(180,450)	$(177,546)

          ARPU. Total ARPU for the three months ended June 30, 2006 was $11.16, up from $10.50 for the three months ended June 30, 2005, driven by higher net advertising revenue, the impact of mail-in rebates and the timing of the commencement of revenue recognition for prepaid subscriptions, offset by the impact of plan mix. At June 30, 2006, approximately two-thirds of our subscribers were on a one-year or longer subscription plan and approximately 13% were paying $6.99 per month under a multi-unit subscriber plan.

          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $131 and $160 for the three months ended June 30, 2006 and 2005, respectively. The decline was primarily attributable to the reduction in average subsidy rates as we continued to reduce manufacturing and chip set costs.

          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios will continue to decrease in the future. If competitive forces require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition could increase. Our SAC, as adjusted, per gross subscriber addition is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 34% to $1.05 for the second quarter of 2006 compared with $1.60 for the second quarter of 2005. We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

          Adjusted Loss from Operations. For the three months ended June 30, 2006 and 2005, adjusted loss from operations was $126,528 and $108,772, respectively, an increase of $17,756. The increase was primarily driven by subscriber acquisition costs excluding equity granted to third parties and employees expense reflecting higher shipments of SIRIUS radios and chip sets and increased commissions to support an increase in gross subscriber additions and an increase in programming and content expenses excluding equity granted to third parties and employees expense primarily attributable to consulting and license fees associated with new programming. The increase in these expenses was more than offset by an increase in subscriber revenue as a result of a 158% increase in our subscriber base year over year.

          Net Loss. For the three months ended June 30, 2006 and 2005, net loss was $237,828 and $177,546, respectively, an increase of $60,282. The increase was primarily driven by an increase in subscriber acquisition costs reflecting higher shipments of SIRIUS radios and chip sets and increased commissions to support an increase in gross subscriber additions and an increase in programming and content expenses primarily attributable to consulting and license fees associated with new programming and equity granted to third parties and employees expense due to amounts associated with common stock expected to be earned upon the satisfaction of performance targets. The increase in subscriber acquisition costs and programming and content expenses was offset by an increase in subscriber revenue as a result of a 158% increase in our subscriber base year over year.

Three and Six Months Ended June 30, 2006 Compared with Three and Six Months Ended June 30, 2005

          Total Revenue

          Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

•

Three Months: For the three months ended June 30, 2006 and 2005, subscriber revenue was $137,636 and $49,622, respectively, an increase of 177% or $88,014. The increase was attributable to the growth of subscribers to our service.

•

Six Months: For the six months ended June 30, 2006 and 2005, subscriber revenue was $252,817 and $91,526, respectively, an increase of 176% or $161,291. The increase was attributable to the growth of subscribers to our service.

          The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Subscription fees	$136,020	$50,057	$254,011	$90,655
Activation fees	3,647	1,346	7,371	2,884
Effects of mail-in rebates	(2,031)	(1,781)	(8,565)	(2,013)

Total subscriber revenue	$137,636	$49,622	$252,817	$91,526

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

•

Three Months: For the three months ended June 30, 2006 and 2005, advertising revenue was $8,125 and $1,052, respectively, an increase of $7,073. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

•

Six Months: For the six months ended June 30, 2006 and 2005, advertising revenue was $15,463 and $1,586, respectively, an increase of $13,877. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

          We expect advertising revenue to grow as our subscribers increase and we continue to improve brand awareness and content.

          Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

•

Three Months: For the three months ended June 30, 2006 and 2005, equipment revenue was $3,096 and $1,503, respectively, an increase of $1,593. The increase was the result of increased sales through our direct to consumer distribution channel.

•

Six Months: For the six months ended June 30, 2006 and 2005, equipment revenue was $6,788 and $2,270, respectively, an increase of $4,518. The increase was the result of increased sales through our direct to consumer distribution channel.

          We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

          Operating Expenses

          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites, satellite telemetry, tracking and control system, terrestrial repeater network, satellite uplink facility and broadcast studios.

•

Three Months: For the three months ended June 30, 2006 and 2005, satellite and transmission expenses were $18,496 and $7,097, respectively, an increase of $11,399. Excluding equity granted to third parties and employees expense of $810 and $429 for the three months ended June 30, 2006 and 2005, respectively, satellite and transmission expenses increased $11,018 from $6,668 to $17,686. This increase of $11,018 was primarily attributable to an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we will no longer need as a result of our new satellite contract. As of June 30, 2006 and 2005, we had 139 and 140 terrestrial repeaters, respectively, in operation.

•

Six Months: For the six months ended June 30, 2006 and 2005, satellite and transmission expenses were $26,699 and $14,469, respectively, an increase of $12,230. Excluding equity granted to third parties and employees expense of $1,712 and $988 for the six months ended June 30, 2006 and 2005, respectively, satellite and transmission expenses increased $11,506 from $13,481 to $24,987. This increase of $11,506 was primarily attributable to an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we will no longer need as a result of our new satellite contract.

          Future increases in satellite and transmission expenses will primarily be attributable to the launch of new satellites, the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters later this year. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.

          Programming and Content. Programming and content expenses include costs to acquire, create and produce content, on-air talent costs and broadcast and webstreaming royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

•

Three Months: For the three months ended June 30, 2006 and 2005, programming and content expenses were $76,735 and $20,819, respectively, an increase of $55,916. Excluding equity granted to third parties and employees expense of $23,724 and $5,050 for the three months ended June 30, 2006 and 2005, respectively, programming and content expenses increased $37,242 from $15,769 to $53,011. This increase of $37,242 was primarily attributable to consulting and license fees associated with new programming, broadcast and webstreaming royalties as a result of the increase in subscribers and compensation related costs for additions to headcount. Equity granted to third parties and employees expense increased $18,674 primarily due to expense associated with common stock expected to be earned upon the satisfaction of performance targets.

•

Six Months: For the six months ended June 30, 2006 and 2005, programming and content expenses were $382,979 and $49,985, respectively, an increase of $332,994. Excluding equity granted to third parties and employees expense of $273,524 and $9,938 for the six months ended June 30, 2006 and 2005, respectively, programming and content expenses increased $69,408 from $40,047 to $109,455. This increase of $69,408 was primarily attributable to consulting and license fees associated with new programming, broadcast and webstreaming royalties as a result of the increase in subscribers and compensation related costs for additions to headcount. Equity granted to third parties and employees expense increased $263,586 primarily due to $224,813 associated with 34,375,000 shares of our common stock granted to Howard Stern and his agent in January 2006 and expense associated with common stock expected to be earned upon the satisfaction of performance targets.

          Our programming and content expenses, excluding equity granted to third parties and employees expense, will increase as we continue to develop and enhance our channels. Beginning February 2007, our agreement with NASCAR will increase our programming and content expenses. In addition, we expect broadcast and webstreaming royalties to increase as our subscriber base grows. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial costs.

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

•

Three Months: For the three months ended June 30, 2006 and 2005, customer service and billing expenses were $13,863 and $7,864, respectively, an increase of $5,999. Excluding equity granted to third parties and employees expense of $204 and $126 for the three months ended June 30, 2006 and 2005, respectively, customer service and billing expenses increased $5,921 from $7,738 to $13,659. This increase of $5,921 was primarily due to increased customer service representative costs as a result of the expansion and growth of our call centers to accommodate our subscriber base and increased transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding equity granted to third parties and employees expense, increased 77% compared with an increase in our end of period subscribers of 158% year over year.

•

Six Months: For the six months ended June 30, 2006 and 2005, customer service and billing expenses were $29,948 and $17,495, respectively, an increase of $12,453. Excluding equity granted to third parties and employees expense of $448 and $265 for the six months ended June 30, 2006 and 2005, respectively, customer service and billing expenses increased $12,270 from $17,230 to $29,500. This increase of $12,270 was primarily due to increased customer service representative costs and telecommunication charges as a result of the expansion and growth of our call centers to accommodate our subscriber base and increased transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding equity granted to third parties and employees expense, increased 71% compared with an increase in our end of period subscribers of 158% year over year.

          We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

•

Three Months: For the three months ended June 30, 2006 and 2005, cost of equipment was $3,467 and $1,952, respectively, an increase of $1,515. The increase was primarily attributable to higher sales through our direct to consumer distribution channel.

•

Six Months: For the six months ended June 30, 2006 and 2005, cost of equipment was $6,932 and $2,928, respectively, an increase of $4,004. The increase was primarily attributable to higher sales through our direct to consumer distribution channel.

          We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; residuals; cooperative marketing; revenue share; customer retention and compensation. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Cooperative marketing includes fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

Three Months: For the three months ended June 30, 2006 and 2005, sales and marketing expenses were $61,676 and $41,516, respectively, an increase of $20,160. Excluding equity granted to third parties and employees expense of $5,067 and $7,276 for the three months ended June 30, 2006 and 2005, respectively, sales and marketing expenses increased $22,369 from $34,240 to $56,609. This increase of $22,369 was primarily due to less spending in second quarter 2005 in anticipation of the fourth quarter 2005 marketing campaign associated with the launch of Howard Stern; advertising costs for the new marketing campaign “Best Radio on Radio;” cooperative marketing with our distribution partners; and increased residuals and OEM revenue share as a result of a 158% increase in our subscriber base year over year. This 65% increase in sales and marketing expenses, excluding equity granted to third parties and employees expense, compared with a 92% increase in gross subscriber additions from 432,687 for the three months ended June 30, 2005 to 830,571 for the three months ended June 30, 2006. Equity granted to third parties and employees expense decreased $2,209 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

Six Months: For the six months ended June 30, 2006 and 2005, sales and marketing expenses were $103,174 and $90,068, respectively, an increase of $13,106. Excluding equity granted to third parties and employees expense of $7,269 and $20,706 for the six months ended June 30, 2006 and 2005, respectively, sales and marketing expenses increased $26,543 from $69,362 to $95,905. This increase of $26,543 was primarily due to increased residuals and OEM revenue share as a result of the increase in our subscriber base, as well as increased cooperative marketing with our distribution partners, advertising costs for the new marketing campaign “Best Radio on Radio” and compensation related costs. This 38% increase in sales and marketing expenses, excluding equity granted to third parties and employees expense, compared with a 127% increase in gross subscriber additions from 787,395 for the six months ended June 30, 2005 to 1,791,181 for the six months ended June 30, 2006. Equity granted to third parties and employees expense decreased $13,437 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect sales and marketing expenses, excluding equity granted to third parties and employees expense, to increase as we continue to build brand awareness through national advertising and promotional activities and expand the distribution of SIRIUS radios. Beginning in 2007, our agreement with NASCAR will increase our sponsorship costs included in sales and marketing expense.

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

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid to chip set manufacturers; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; and equity-based compensation expense related to distribution partners’ achievement of various milestones. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios, which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

•

Three Months: For the three months ended June 30, 2006 and 2005, subscriber acquisition costs were $130,563 and $81,226, respectively, an increase of 61% or $49,337. Excluding equity granted to third parties and employees expense of $21,900 and $12,533 for the three months ended June 30, 2006 and 2005, respectively, subscriber acquisition costs increased 58%, or $39,970, from $68,693 to $108,663. This increase of $39,970 was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions resulting from the increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. Over the same period, gross subscriber additions increased 92% from 432,687 for the three months ended June 30, 2005 to 830,571 for the three months ended June 30, 2006. Equity granted to third parties and employees expense increased $9,367 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

Six Months: For the six months ended June 30, 2006 and 2005, subscriber acquisition costs were $249,606 and $154,547, respectively, an increase of 62% or $95,059. Excluding equity granted to third parties and employees expense of $31,799 and $18,761 for the six months ended June 30, 2006 and 2005, respectively, subscriber acquisition costs increased 60%, or $82,021, from $135,786 to $217,807. This increase of $82,021 in subscriber acquisition costs was attributable to subsidies for higher shipments of SIRIUS radios and chip sets to accommodate the growth of our subscriber base and increases in commissions resulting from the increase in gross subscriber additions, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. Over the same period, gross subscriber additions increased 127% from 787,395 for the six months ended June 30, 2005 to 1,791,181 for the six months ended June 30, 2006. Equity granted to third parties and employees expense increased $13,038 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect total subscriber acquisition costs, excluding equity granted to third parties and employees expense, to increase in the future as our gross subscriber additions increase and we continue to offer subsidies, commissions and other incentives to acquire subscribers.

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

•

Three Months: For the three months ended June 30, 2006 and 2005, general and administrative expenses were $34,558 and $22,452, respectively, an increase of $12,106. Excluding equity granted to third parties and employees expense of $12,905 and $8,332 for the three months ended June 30, 2006 and 2005, respectively, general and administrative expenses increased $7,533 from $14,120 to $21,653. This increase of $7,533 was primarily a result of legal fees, employment-related costs and bad debt expense to support the growth of our business. Equity granted to third parties and employees expense increased $4,573 primarily as a result of the adoption of Statement of Financial Account Statement (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.

•

Six Months: For the six months ended June 30, 2006 and 2005, general and administrative expenses were $68,208 and $44,561, respectively, an increase of $23,647. Excluding equity granted to third parties and employees expense of $27,411 and $15,609 for the six months ended June 30, 2006 and 2005, respectively, general and administrative expenses increased $11,845 from $28,952 to $40,797. This increase of $11,845 was primarily a result of legal fees, employment-related costs and bad debt expense to support the growth of our business. Equity granted to third parties and employees expense increased $11,802 primarily as a result of the adoption of SFAS No. 123R, offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.

          We expect our general and administrative expenses, excluding equity granted to third parties and employees expense, to increase in future periods for personnel-related and facility costs to support our growth.

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

•

Three Months: For the three months ended June 30, 2006 and 2005, engineering, design and development expenses were $15,454 and $19,270, respectively, a decrease of $3,816. Excluding equity granted to third parties and employees expense of $2,679 and $7,484 for the three months ended June 30, 2006 and 2005, respectively, engineering, design and development expenses increased $989 from $11,786 to $12,775. This increase of $989 was primarily attributable to additional personnel-related costs to support research and development efforts; costs associated with OEM tooling and manufacturing upgrades for factory installations of SIRIUS radios; and development costs associated with the manufacturing of our radios; offset by a decrease in chip set development costs. Equity granted to third parties and employees expense decreased $4,805 primarily due to the timing of third parties achieving certain production milestones and changes in the fair market value of such awards.

•

Six Months: For the six months ended June 30, 2006 and 2005, engineering, design and development expenses were $35,166 and $37,117, respectively, a decrease of $1,951. Excluding equity granted to third parties and employees expense of $9,712 and $13,669 for the six months ended June 30, 2006 and 2005, respectively, engineering, design and development expenses increased $2,006 from $23,448 to $25,454. This increase of $2,006 was primarily attributable to additional personnel-related costs to support research and development efforts; costs associated with OEM tooling and manufacturing upgrades for factory installations of SIRIUS radios; development costs associated with the manufacturing of our radios;

and costs incurred for the development of advanced products and services; offset by a decrease in chip set development costs. Equity granted to third parties and employees expense decreased $3,957 primarily due to the timing of third parties achieving certain production milestones and changes in the fair market value of such awards.

          We expect engineering, design and development expenses, excluding equity granted to third parties and employees expense, to decrease in 2007, as we anticipate incorporating SIRIUS radios and accessories in a significant number of vehicle models in 2006.

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

•

Three Months: For the three months ended June 30, 2006 and 2005, interest and investment income was $8,873 and $4,790, respectively, an increase of $4,083. The increase was attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.

•

Six Months: For the six months ended June 30, 2006 and 2005, interest and investment income was $18,810 and $9,277, respectively, an increase of $9,533. The increase was attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.

Interest Expense. Interest expense includes interest on outstanding debt.

•

Three Months: For the three months ended June 30, 2006 and 2005, interest expense was $15,660 and $7,201, respectively, an increase of $8,459. The increase was primarily the result of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense as a result of the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 in September 2005 and the effect of interest capitalized in 2006 in connection with our new satellite.

•

Six Months: For the six months ended June 30, 2006 and 2005, interest expense was $32,784 and $14,526, respectively, an increase of $18,258. The increase was primarily the result of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense as a result of the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 in September 2005 and the effect of interest capitalized in 2006 in connection with our new satellite.

We expect interest expense to decrease in the future as we capitalize interest in connection with the construction and launch of our new satellite.

Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss.

• Six Months: We recorded $4,445 for our share of SIRIUS Canada’s net loss. No expense was recorded for any other periods presented.

          Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $578 and $560 for the three months ended June 30, 2006 and 2005, respectively.

•	Six Months: We recorded income tax expense of $1,331 and $1,120 for the six months ended June 30, 2006 and 2005, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

Subscriber revenue	$137,636	$115,181	$67,816	$64,273	$49,622
Net advertising revenue	8,125	7,338	3,037	1,508	1,052

Total subscriber and net advertising revenue	$145,761	$122,519	$70,853	$65,781	$50,674
Daily weighted average number of subscribers	4,354,447	3,782,543	2,505,580	1,968,643	1,609,521
ARPU	$11.16	$10.80	$9.42	$11.15	$10.50

(3)

SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding equity granted to third parties and employees, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Subscriber acquisition costs	$130,563	$119,043	$163,774	$81,029	$81,226
Less: equity granted to third parties and employees	(21,900)	(9,899)	(18,594)	(12,354)	(12,533)
Add: margin from direct sale of SIRIUS radios and accessories	371	(227)	(1,525)	423	449

SAC, as adjusted	$109,034	$108,917	$143,655	$69,098	$69,142
Gross subscriber additions	830,571	960,610	1,266,674	465,228	432,687
SAC, as adjusted, per gross subscriber addition	$131	$113	$113	$149	$160

(4)

Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding equity granted to third parties and employees, divided by the daily weighted average number of subscribers for the period.

(5)

Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; and customer service and billing expenses, as adjusted, per average subscriber are not measures of financial performance under U.S. generally accepted accounting principles. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; to compare our performance from period to period; and to compare our performance to that of our primary competitor. We believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

We believe the exclusion of equity granted to third parties and employees expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of equity granted to third parties and employees expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(6)

We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense and equity in net loss of affiliate; depreciation; impairment charges; and equity granted to third parties and employees expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under generally accepted accounting principles. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our primary competitor. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of equity granted to third parties and employees expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. Finally, we believe that the exclusion of our equity in net loss of affiliate (SIRIUS Canada Inc.) is useful to assess the performance of our core consolidated operations in the continental United States. To compensate for the exclusion of taxes, other income (expense), depreciation, impairment charges and equity granted to third parties and employees expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company as compared to net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation, impairment charges and equity granted to third parties and employees expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

	For the Three Months Ended

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005

Net loss	$(237,828)	$(458,544)	$(311,389)	$(180,450)	$(177,546)
Impairment loss	10,917	—	—	—	—
Depreciation	25,738	24,933	24,915	24,559	24,580
Equity granted to third parties and employees	67,289	284,586	46,196	36,946	41,230
Other income (expense)	6,778	11,622	13,378	12,971	2,404
Income tax expense	578	753	631	560	560

Adjusted loss from operations	$(126,528)	$(136,650)	$(226,269)	$(105,414)	$(108,772)

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

          As of June 30, 2006, we had $534,963 in cash and cash equivalents compared with $576,919 as of June 30, 2005. Cash and cash equivalents decreased $227,044 during the six months ended June 30, 2006 from $762,007 for the year ended December 31, 2005. The decrease was a result of net cash used in operating activities of $270,288, offset by net cash provided by financing activities and investing activities of $2,976 and $40,268, respectively.

          Net Cash Used in Operating Activities. The following table contains a breakdown of our net loss adjusted for non-cash items and our changes in operating assets and liabilities:

	For the Six Months Ended June 30,

	2006	2005	Variance

Net loss adjusted for non-cash items:
Net loss	$(696,372)	$(371,158)	$(325,214)
Depreciation	50,671	49,081	1,590
Non-cash interest expense	1,547	1,523	24
Provision for doubtful accounts	3,780	2,282	1,498
Non-cash equity in net loss of affiliate	2,276	—	2,276
Loss on disposal of assets	541	252	289
Impairment loss	10,917	—	10,917
Equity granted to third parties and employees	351,875	79,936	271,939
Deferred income taxes	1,331	1,120	211

Total net loss adjusted for non-cash items	(273,434)	(236,964)	(36,470)

Changes in operating assets and liabilities:
Marketable securities	—	16	(16)
Accounts receivable	8,986	(6,056)	15,042
Inventory	(10,854)	(4,433)	(6,421)
Prepaid expenses and other current assets	(35,482)	(7,554)	(27,928)
Other long-term assets	(25,088)	478	(25,566)
Accounts payable and accrued expenses	(18,018)	26,153	(44,171)
Accrued interest	1,160	(126)	1,286
Deferred revenue	73,847	50,223	23,624
Other long-term liabilities	8,595	(3,542)	12,137

Total changes in operating assets and liabilities	3,146	55,159	(52,013)

Net cash used in operating activities	$(270,288)	$(181,805)	$(88,483)

          Net cash used in operating activities increased $88,483 to $270,288 for the six months ended June 30, 2006 from $181,805 for the six months ended June 30, 2005. Such increase was attributable to a $52,013 decrease in the net inflow of cash from changes in operating assets and liabilities and an increase of $36,470 in the net loss adjusted for non-cash items from $236,964 for the six months ended June 30, 2005 to $273,434 for the six months ended June 30, 2006.

          The decrease in the net inflow of cash from changes in operating assets and liabilities was primarily attributable to a ($44,171) change in accounts payable and accrued expenses to paydown accruals built up in the fourth quarter of 2005 and a ($27,928) and ($25,566) change in prepaid expenses and other current assets and other long-term assets, respectively, for programming and distribution partner activity. These changes in net outflows of cash were offset in part by a $23,624 change in deferred revenue for subscribers electing annual and other prepaid subscription programs and a $15,042 change in accounts receivable for the paydown of receivable balances generated for activations in the fourth quarter of 2005, which were paid in the first quarter of 2006.

          The increase in the net loss adjusted for non-cash items was primarily a result of a 60%, or $82,021, increase in subscriber acquisition costs, excluding equity granted to third parties and employees expense, reflecting subsidies for higher shipments of SIRIUS radios and chip sets and increased commissions to support a 127% increase in gross subscriber additions. In addition, other operating expenses excluding equity granted to third parties and employees expense increased primarily as a result of content associated with new programming agreements. Such increases were more than offset by a 176%, or $161,291, increase in subscriber revenue.

          Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $40,268 for the six months ended June 30, 2006 compared with net cash used in investing activities of $1,263 for the six months ended June 30, 2005. The $41,531 increase was primarily a result of the sale of auction rate securities for the six months ended June 30, 2006, offset by a release of restricted investments in the first quarter of 2005. Capital expenditures increased $16,917 to $27,780 for the six months ended June 30, 2006 from $10,863 for the six months ended June 30, 2005 as a result of costs associated with a launch vehicle and our subscriber management system.

          For the remainder of 2006, we will incur significant capital expenditures to secure a satellite and launch vehicle and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support the resiliency of our operations and the growth we are experiencing, as well as support the delivery of new revenue streams in the future.

          Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased $3,120 to $2,976 for the six months ended June 30, 2006 from $6,096 for the six months ended June 30, 2005 due to a reduction in proceeds received from the exercise of stock options.

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

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral. Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.

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

          As of June 30, 2006, approximately 93,581,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2006, approximately 86,283,000 shares of our common stock were available for grant under the 2003 Plan. During the six months ended June 30, 2006, employees exercised 1,934,521 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $2,786. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

          The following table summarizes our expected contractual cash commitments as of June 30, 2006:

	Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$ —	$ —	$ 52,185	$ 301,744	$ —	$ 730,000	$ 1,083,929
Cash interest payments	32,789	65,578	64,665	59,856	55,600	152,878	431,366
Lease obligations	4,451	9,135	8,925	8,881	8,665	32,250	72,307
Satellite and transmission	46,565	24,975	81,475	39,758	2,137	8,337	203,247
Programming and content	70,927	118,055	122,647	146,019	148,560	66,167	672,375
Customer service and billing	750	3,138	—	—	—	—	3,888
Marketing and distribution	56,572	39,733	27,526	19,050	20,425	12,568	175,874
Chip set development and production	5,659	3,467	—	—	—	—	9,126
Other	4,270	415	168	11	—	—	4,864

Total contractual cash commitments	$221,983	$264,496	$357,591	$575,319	$235,387	$1,002,200	$2,656,976

          Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt.

          Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.

          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.

          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain certain components of our terrestrial repeater network. We have also entered into an agreement with Space Systems/Loral for the design and construction of a new satellite. Construction of this satellite is expected to be completed in the fourth quarter of 2008. We plan to launch this satellite on a Proton rocket under our contract with International Launch Services.

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

          Under the terms of a joint development agreement with XM Radio, the other holder of a FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense. We are currently unable to determine the expenditures necessary to complete this process, but we do not expect that these expenditures will be material.

          Our cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution channel.

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2006 and December 31, 2005, $108,315 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow arrangements.

          As of June 30, 2006, we have not entered into any off-balance sheet arrangements or transactions.

Critical Accounting Policies

          For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 3 to the unaudited consolidated financial statements, Summary of Significant Accounting Policies, of this Form 10-Q. During the six months ended June 30, 2006, we adopted SFAS No. 123R.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of June 30, 2006, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of June 30, 2006, we held $48,425 in auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three and six months ended June 30, 2006.

Part II

Other Information

Item 1. Legal Proceedings

          In April 2006, we learned that two manufacturers of SIRIUS radios and our principal competitor had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. On June 20, we received a letter directly from the FCC making similar inquiries. On July 12, we responded to the letter from the FCC in respect of the preliminary results of our review. On August 7, we received a follow-up letter of inquiry from the FCC.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to evaluate, mitigate and correct the problem. We directed manufacturers of SIRIUS radios with FM transmitters to suspend manufacture and shipment to retailers of non-compliant devices and to make the necessary changes in production to bring the radios into compliance.

          In connection with our internal review, we discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with the FCC’s rules. As a result of this review, we are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules.

          The FCC is continuing its review of our products as well as products of other companies containing FM transmitters. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. Based upon this testing, the FCC has permitted a grant of authority for the Starmate Replay to remain effective, and we expect the FCC to permit new equipment authorizations for other products shortly, including the Sportster Replay, Sirius One and U.S. Electronic’s Visor. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions.

          We continue to cooperate with the FCC’s on-going inquiry. As part of this cooperation, we are discussing with the FCC the proper testing methodology for SIRIUS radios that include FM transmitters and methods to bring devices in retail inventory or in consumers’ hands into compliance with the FCC’s rules.

          No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected. We do not expect the resolution of these issues to have an adverse impact on our previous guidance.

Item 1A. Risk Factors

          Reference is made to the Risk Factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. The Risk Factors remain applicable from our Form 10-K with the exception of the following changes:

Failure of our satellites would significantly damage our business.

          Our three satellites were launched in 2000. We do not maintain in-orbit insurance policies covering our satellites. We estimate that two of our in-orbit satellites will have a 13 year useful life and our third in-orbit satellite will have a 15 year useful life from the time they were launched. In June 2006, we adjusted the useful lives of two of our in-orbit satellites from 15 years to 13 years to reflect the way we intend to operate the constellation. Our operating results would be materially adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence, and we fail to launch replacement satellites in a timely manner.

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

          Our satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced to date do not affect our current operations. Additional circuit failures could reduce the estimated useful life of our existing in-orbit satellites.

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

          In June 2006, we entered into an agreement with Space Systems/Loral for the design and construction of a new satellite. The new satellite is expected to be completed in the fourth quarter of 2008, and launched shortly thereafter. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.

Failure to comply with FCC requirements could damage our business.

          As the holder of one of two FCC licenses to operate a satellite radio service in the United States, we are subject to FCC rules and regulations. The terms of our license require us to meet certain conditions, including designing a receiver that will permit end users to access XM Radio’s system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

          The FCC has opened an inquiry into whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its on-going inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules. We have directed manufacturers of SIRIUS radios with FM transmitters to suspend manufacture and shipment to retailers of non-compliant devices and to make the necessary changes in production to bring the radios into compliance. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.

          We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process.

          The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating our terrestrial repeaters on a “non-interference” basis pursuant to a grant of special temporary authority from the FCC. The FCC’s final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters and limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          At our annual meeting of stockholders held on Tuesday, May 23, 2006, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Votes Cast
	For	Against

Leon D. Black	1,264,840,447	17,786,458
Joseph P. Clayton	1,263,292,443	19,334,462
Lawrence F. Gilberti	1,263,092,885	19,534,020
James P. Holden	1,259,994,791	22,632,114
Mel Karmazin	1,264,308,849	18,318,056
Warren N. Lieberfarb	1,265,815,821	16,811,084
Michael J. McGuiness	1,261,336,891	21,290,014
James F. Mooney	1,259,511,574	23,115,331

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

August 9, 2006

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

4.18	—	Customer Credit Agreement, dated as of May 31, 2006, between the Company and Space Systems/Loral, Inc. (filed herewith).
10.1.1	—

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

Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).1

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