Form 10-Q
period 2006-09-30
SIRIUS SATELLITE RADIO INC
filed 2006-11-08
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,406,255,531 shares

(Class)	(Outstanding as of November 3, 2006)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Revenue:
Subscriber revenue, including effects of mail-in rebates	$155,337	$64,273	$408,154	$155,799
Advertising revenue, net of agency fees	7,130	1,508	22,593	3,094
Equipment revenue	3,579	1,030	10,367	3,300
Other revenue	1,067	20	2,741	48

Total revenue	167,113	66,831	443,855	162,241
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,580	7,695	34,279	22,164
Programming and content	79,532	28,397	462,511	78,382
Customer service and billing	14,915	9,556	44,863	27,051
Cost of equipment	6,196	1,453	13,128	4,381
Sales and marketing	49,083	47,823	152,257	137,891
Subscriber acquisition costs	79,812	81,029	329,418	235,576
General and administrative	35,053	20,103	103,261	64,664
Engineering, design and development	21,513	13,135	56,679	50,252
Depreciation	27,583	24,559	78,254	73,640

Total operating expenses	321,267	233,750	1,274,650	694,001

Loss from operations	(154,154)	(166,919)	(830,795)	(531,760)
Other income (expense):
Interest and investment income	7,750	7,645	26,560	16,922
Interest expense, net of amounts capitalized	(15,921)	(13,693)	(48,705)	(28,219)
Loss from redemption of debt	—	(6,214)	—	(6,214)
Equity in net loss of affiliate	—	(739)	(4,445)	(739)
Other income	5	30	24	82

Total other income (expense)	(8,166)	(12,971)	(26,566)	(18,168)

Loss before income taxes	(162,320)	(179,890)	(857,361)	(549,928)
Income tax expense	(578)	(560)	(1,909)	(1,680)

Net loss	$(162,898)	$(180,450)	$(859,270)	$(551,608)

Net loss per share (basic and diluted)	$(0.12)	$(0.14)	$(0.61)	$(0.42)

Weighted average common shares outstanding (basic and diluted)	1,405,281	1,328,458	1,398,829	1,322,399

(1) Amounts related to equity granted to third parties and employees included in other operating expenses were as follows:

Satellite and transmission	$490	$467	$2,202	$1,455
Programming and content	23,615	4,855	297,139	14,793
Customer service and billing	197	140	645	405
Sales and marketing	7,609	9,642	14,878	30,348
Subscriber acquisition costs	(1,051)	12,354	30,748	31,115
General and administrative	11,536	6,137	38,947	21,746
Engineering, design and development	1,022	3,351	10,734	17,020

Total equity granted to third parties and employees	$43,418	$36,946	$395,293	$116,882

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$317,876	$762,007
Marketable securities	34,425	117,250
Accounts receivable, net of allowance for doubtful accounts of $2,899 and $1,550 at September 30, 2006 and December 31, 2005, respectively	17,291	31,688
Inventory	44,979	14,256
Prepaid expenses	64,432	18,248
Restricted investments	25,000	25,165
Other current assets	30,973	42,834

Total current assets	534,976	1,011,448
Property and equipment, net	833,599	828,357
FCC license	83,654	83,654
Restricted investments, net of current portion	58,300	82,450
Deferred financing fees	14,123	16,303
Other long-term assets	85,964	63,150

Total assets	$1,610,616	$2,085,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$314,242	$331,953
Accrued interest	13,083	23,546
Deferred revenue	314,080	251,468

Total current liabilities	641,405	606,967
Long-term debt	1,083,929	1,084,437
Deferred revenue, net of current portion	69,536	56,479
Other long-term liabilities	16,046	12,511

Total liabilities	1,810,916	1,760,394
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,405,667,870 and 1,346,226,851 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,406	1,346
Additional paid-in capital	3,386,417	3,079,169
Deferred compensation	—	(26,694)
Accumulated deficit	(3,588,123)	(2,728,853)

Total stockholders’ (deficit) equity	(200,300)	324,968

Total liabilities and stockholders’ equity	$1,610,616	$2,085,362

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital
				Deferred Compensation	Accumulated Deficit
	Shares	Amount				Total

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$(2,728,853)	$324,968
Net loss	—	—	—	—	(859,270)	(859,270)
Issuance of common stock to employees and employee benefit plans	19,885,673	20	19,535	—	—	19,555
Issuance of common stock to third parties	34,467,869	35	224,917	—	—	224,952
Compensation in connection with the issuance of stock-based awards	—	—	85,205	—	—	85,205
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No.123R	—	—	(26,694)	26,694	—	—
Exercise of options, $0.47 to $3.93 per share	2,764,476	3	3,785	—	—	3,788
Exercise of warrants, $2.392 per share	1,954,886	2	(2)	—	—	—
Exchange of 3½% Convertible Notes due 2008, including accrued interest	368,115	—	502	—	—	502

Balances, September 30, 2006	1,405,667,870	$1,406	$3,386,417	$—	$(3,588,123)	$(200,300)

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(859,270)	$(551,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,254	73,640
Non-cash interest expense	2,332	2,365
Provision for doubtful accounts	5,687	3,294
Non-cash loss from redemption of debt	—	712
Loss on disposal of assets	889	286
Impairment loss	10,917	—
Equity granted to third parties and employees	395,293	116,882
Deferred income taxes	1,909	1,680
Changes in operating assets and liabilities:
Marketable securities	—	16
Accounts receivable	8,710	(9,455)
Inventory	(30,723)	(5,413)
Prepaid expenses and other current assets	(34,564)	(14,613)
Other long-term assets	(21,674)	3,131
Accounts payable and accrued expenses	(70,974)	36,331
Accrued interest	(10,460)	6,341
Deferred revenue	75,669	81,805
Other long-term liabilities	(8,051)	(3,522)

Net cash used in operating activities	(456,056)	(258,128)

Cash flows from investing activities:
Additions to property and equipment	(94,368)	(17,949)
Sales of property and equipment	123	65
Purchases of restricted and other investments	(5,700)	(6,291)
Release of restricted investments	25,000	10,997
Purchases of available-for-sale securities	(118,500)	(128,700)
Sales of available-for-sale securities	201,340	9,935

Net cash provided by (used in) investing activities	7,895	(131,943)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	493,005
Redemption of debt	—	(57,609)
Proceeds from exercise of stock options	4,030	11,125
Other	—	(8)

Net cash provided by financing activities	4,030	446,513

Net (decrease) increase in cash and cash equivalents	(444,131)	56,442
Cash and cash equivalents at the beginning of period	762,007	753,891

Cash and cash equivalents at the end of period	$317,876	$810,333

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$56,952	$19,511
Income taxes	472	134
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,243	4,824
Non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	502	2,177
Common stock issued to third parties	224,952	—

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

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 139 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of September 30, 2006, we had 5,119,308 subscribers.

          Our music channels are available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

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

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005, have been recorded. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

          We recognize revenues from the sale of advertising on our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue includes advertising sold in exchange for goods or services (barter) recorded at fair value. Revenue from barter transactions is recognized when the advertising is broadcast and goods or services exchanged are received. Goods or services received are charged to expense when received and/or used. Barter transactions are not significant to our unaudited consolidated financial statements. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to programming and content expense during the period in which the advertising is broadcast.

          Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.

          EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values.

          We determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and amounts received for the non-refundable, up-front activation fee that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscription revenue on a straight-line basis over the estimated term of a subscriber relationship.

          Stock-Based Compensation

          Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Prior periods are not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period.

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

          The following table reflects net loss and net loss per share had stock-based compensation to employees and members of our board of directors been recorded based on the fair value method under SFAS No. 123 for the periods set forth below:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net loss—as reported	$(180,450)	$(551,608)
Stock-based compensation to employees and members of our board of directors	11,027	38,331
Stock-based compensation to employees and members of our board of directors —pro forma	(22,066)	(72,617)

Net loss—pro forma	$(191,489)	$(585,894)

Net loss per share:
Basic and diluted—as reported	$(0.14)	$(0.42)
Basic and diluted—pro forma	$(0.14)	$(0.44)

          Under SFAS No. 123R, we recognized $16,254 and $56,525 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three and nine months ended September 30, 2006, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2006, net of estimated forfeitures, is $117,936 and is expected to be recognized over a weighted-average period of three years.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the nine months ended September 30, 2005, we used historical volatility of our stock over a period equal to the expected life of stock-based awards to estimate fair value. SAB No. 107 favors using a market value of volatility. We estimated the fair value of awards granted during the nine months ended September 30, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          The following table summarizes the weighted-average assumptions used to compute reported and pro forma stock-based compensation to employees and members of our board of directors for the periods set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

		(pro forma)		(pro forma)
Risk-free interest rate	4.81%	4.12%	4.19%	4.05%
Expected life of options—years	4.45	5.59	4.45	5.54
Expected stock price volatility	60%	112%	60%	112%
Expected dividend yield	N/A	N/A	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported and pro forma stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Risk-free interest rate	4.59-4.99%	3.66-4.34%	4.29-5.23%	2.83-4.50%
Expected life of options—years	2.50-9.73	1.00-9.27	1.67-10.00	1.00-9.45
Expected stock price volatility	60%	59-116%	60%	57-116%
Expected dividend yield	N/A	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three and nine months ended September 30, 2006 and 2005 because a valuation allowance was maintained for all net deferred tax assets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the three months ended September 30, 2006 and 2005 were $12,431 and $6,291, respectively, and $26,575 and $22,119 for the nine months ended September 30, 2006 and 2005, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 193,000,000 and 197,000,000 for the three and nine months ended September 30, 2006, respectively, and 239,000,000 and 235,000,000 for the three and nine months ended September 30, 2005, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Comprehensive (Loss) Income

          We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities are the only component of our other comprehensive loss. Comprehensive loss for the three months ended September 30, 2006 and 2005 was $162,898 and $180,450, respectively, and $859,270 and $551,584 for the nine months ended September 30, 2006 and 2005, respectively.

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

          We received proceeds from the sale or maturity of marketable securities of $201,340 and $9,935 for the nine months ended September 30, 2006 and 2005, respectively. There were no unrealized holding gains or losses on marketable securities as of September 30, 2006 and December 31, 2005.

          Restricted Investments

          As of September 30, 2006 and December 31, 2005, short-term restricted investments of $25,000 and $25,165, respectively, primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.

          As of September 30, 2006 and December 31, 2005, long-term restricted investments of $58,300 and $82,450, respectively, primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Property and Equipment

          Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002, or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements and equipment under capital leases is depreciated using the straight-line method over the lesser of the lease term or the estimated useful life. We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the three and nine months ended September 30, 2006 were $1,134 and $2,532, respectively. We had no capitalized interest for the three and nine months ended September 30, 2005.

          The expected useful lives of our three in-orbit satellites were originally 15 years from the date they were placed into orbit. In June 2006, we entered into an agreement with Space Systems/Loral to design and construct a new satellite. In connection with this agreement, we adjusted the useful lives of two of our in-orbit satellites to 13 years to reflect the way we intend to operate the constellation. We continue to expect our spare satellite to operate effectively for 15 years from the date of launch.

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

          In connection with our new satellite agreement, in June 2006 we wrote-off $10,917 for the net book value of certain satellite long-lead time parts purchased in 1999 that we will no longer need.

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

     Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated results of operations or financial position.

          In September 2006, the EITF issued EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-1 is effective for annual reporting periods beginning after June 15, 2007. We are currently evaluating the effects that EITF No. 06-1 will have on our consolidated results of operations and financial position.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

          In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 effective January 1, 2007. We do not believe the adoption of FIN No. 48 will have a material impact on our consolidated results of operations or financial position.

4. Subscriber Revenue

          Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period.

          Subscriber revenue consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Subscription fees	$153,192	$63,920	$407,203	$154,575
Activation fees	3,955	1,858	11,326	4,742
Effect of mail-in rebates	(1,810)	(1,505)	(10,375)	(3,518)

Total subscriber revenue	$155,337	$64,273	$408,154	$155,799

5. Interest Costs

          During the three and nine months ended September 30, 2006, we capitalized a portion of the interest on funds borrowed to finance the construction and launch of our new satellite. The following is a summary of our interest cost:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Interest costs charged to expense	$15,921	$13,693	$48,705	$28,219
Interest costs capitalized	1,134	—	2,532	—

Total interest costs incurred	$17,055	$13,693	$51,237	$28,219

6. Long-Term Debt

          Long-term debt consists of the following:

	Conversion Price (per share)	As of

		September 30, 2006	December 31, 2005

9 5/8% Senior Notes due 2013	N/A	$500,000	$500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	300,000	300,000
3½% Convertible Notes due 2008	1.38	52,185	52,693
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

Total long-term debt		$1,083,929	$1,084,437

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

          During the nine months ended September 30, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Covenants and Restrictions

          Our 9 5/8% Senior Notes due 2013 and the Credit Agreement require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture and the Credit Agreement. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013 and any loans outstanding under the Credit Agreement could become immediately payable and the Credit Agreement could be terminated. At September 30, 2006, we were in compliance with all such covenants.

7. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of September 30, 2006. As of September 30, 2006, approximately 457,896,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the nine months ended September 30, 2006, employees exercised 2,764,476 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $3,788. Of this amount, $3,747 was collected as of September 30, 2006. We also collected $283 in 2006 related to stock option exercises that occurred in 2005.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the nine months ended September 30, 2006.

          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended September 30, 2006 and 2005, and $3,501 during each of the nine months ended September 30, 2006 and 2005. Of the remaining $27,328 in common stock value, $5,852 and $21,476 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of September 30, 2006.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of September 30, 2006, warrants to acquire 129,405,589 shares of our common stock with an average exercise price of $3.10 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended September 30, 2006 and 2005, we recognized expense of $4,584 and $22,763, respectively, and $45,553 and $68,787 for the nine months ended September 30, 2006 and 2005, respectively, in connection with warrants.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

the date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

          As of September 30, 2006, approximately 92,900,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2006, approximately 86,134,000 shares of our common stock were available for grant under the 2003 Plan.

          The following table summarizes stock option activity under our stock incentive plans for the nine months ended September 30, 2006 (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at beginning of period	87,024	$4.61
Granted	5,179	5.68
Exercised	(2,764)	1.37
Cancelled or expired	(812)	4.65

Outstanding at end of period	88,627	4.78	6.02	$72,552

Exercisable at end of period	50,213	4.75	4.41	68,174

          The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $3.11 and $5.16, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $9,264 and $39,332, respectively.

          As of December 31, 2005, we had $2,073 of deferred compensation in connection with stock options granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with stock options of $10,812 and $2,589 for the three months ended September 30, 2006 and 2005, respectively, and $38,514 and $11,297 for the nine months ended September 30, 2006 and 2005, respectively. Stock compensation expense associated with stock options for the nine months ended September 30, 2005 included a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the nine months ended September 30, 2006 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	21,977	$2.36
Granted	1,503	5.57
Vested	(19,184)	2.09
Cancelled or expired	(23)	5.71

Outstanding at end of period	4,273	4.68

          The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2005 was $6.23. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2006 and 2005 was $97,423 and $11,625, respectively.

          As of December 31, 2005, we had $24,621 of deferred compensation associated with restricted stock and restricted stock units granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $3,095 and $7,862 for the three months ended September 30, 2006 and 2005, respectively, and $13,272 and $26,958 for the nine months ended September 30, 2006 and 2005, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          For the three and nine months ended September 30, 2006, we also recognized stock compensation expense of $21,838 and $65,183, respectively, for restricted stock units and common stock expected to be granted for services performed in 2006 or upon the satisfaction of 2006 performance targets. For the three and nine months ended September 30, 2005, we recognized stock compensation expense of $811 and $2,422, respectively, for restricted stock units granted in 2006 for services performed in 2005.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $227 and $162 for the three months ended September 30, 2006 and 2005, respectively, and $977 and $710 for the nine months ended September 30, 2006 and 2005, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,221 and $1,118 for the three months ended September 30, 2006 and 2005, respectively, and $3,480 and $3,207 for the nine months ended September 30, 2006 and 2005, respectively.

9. Income Taxes

          We recorded income tax expense of $578 and $560 for the three months ended September 30, 2006 and 2005, respectively, and $1,909 and $1,680 for the nine months ended September 30, 2006 and 2005, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

10. Commitments and Contingencies

          The following table summarizes our expected contractual cash commitments as of September 30, 2006:

	Remaining 2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$—	$—	$52,185	$301,744	$—	$730,000	$1,083,929
Cash interest payments	4,776	65,578	64,665	59,856	55,600	152,878	403,353
Lease obligations	2,369	8,630	8,375	8,331	8,115	28,097	63,917
Satellite and transmission	932	27,755	79,165	39,869	2,010	8,337	158,068
Programming and content	31,081	120,092	122,499	145,964	147,642	66,327	633,605
Customer service and billing	135	3,492	45	—	—	—	3,672
Marketing and distribution	37,571	53,236	31,415	22,608	25,979	23,577	194,386
Chip set development and production	1,752	5,209	—	—	—	—	6,961
Other	3,484	5,495	11,088	—	—	—	20,067

Total contractual cash commitments	$82,100	$289,487	$369,437	$578,372	$239,346	$1,009,216	$2,567,958

          Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt.

          Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.

          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.

          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with Space Systems/Loral to design and construct a new satellite.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

          Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets; to develop products; and in certain instances to license intellectual property related to chip sets.

          Other. We have entered into an agreement with Canadian Broadcasting Corporation and Standard Broadcasting Corporation to fund SIRIUS Canada. We have also entered into various agreements with third parties for general operating and strategic purposes. Amounts associated with SIRIUS Canada and these various other agreements are included in the commitments table.

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of September 30, 2006 and December 31, 2005, $83,300 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of September 30, 2006, we have not entered into any off-balance sheet arrangements or transactions.

          Legal Proceedings

          FCC Inquiry. In April 2006, we learned that two manufacturers of SIRIUS radios and our principal competitor had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. On June 20, we received a letter directly from the FCC making similar inquiries. On July 12, we responded to the letter from the FCC in respect of the preliminary results of our review. On August 7, we received a follow-up letter of inquiry from the FCC. We continue to cooperate with the FCC’s inquiry.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to correct the problem.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
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

          The FCC is continuing its review of our products as well as products of other companies containing FM transmitters. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We are discussing with the FCC methods to bring devices in retail inventory and in consumers’ hands into compliance with the FCC’s rules. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions.

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

          Our music channels are available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

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

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On September 30, 2006, SIRIUS radios were available at more than 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Audi to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of September 30, 2006, SIRIUS radios were available as a factory-installed option in 116 vehicle models and as a dealer-installed option in 16 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of September 30, 2006, we had 5,119,308 subscribers compared with 3,316,560 subscribers as of December 31, 2005 and 2,173,920 subscribers as of September 30, 2005. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; and active SIRIUS radios under our agreement with Hertz.

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

          During the nine months ended September 30, 2006, we achieved significant financial and operational milestones, including:

•	led the satellite radio industry in net subscriber additions, capturing a record 61% share of total satellite radio net additions in the third quarter, and nearly doubled our OEM subscriber base;

•	entered into new exclusive agreements with Volkswagen, Audi, Kia and Rolls-Royce;

•	introduced the Stiletto 100, the satellite industry’s first portable satellite radio with WiFi capabilities;

•

added new programming, including Howard Stern, Playboy Radio, Cosmo Radio, Blue Collar Comedy Radio, FOX News Channels, the Catholic Channel, Barbara Walters, Jerry Rice, Tony Stewart, Chelsea Football Club, Metropolitan Opera Radio and Jane Pratt.

          In June 2006, we entered into an agreement with Space Systems/Loral to design and construct a new satellite that will be one of the most advanced and powerful communications satellites ever built. Construction of the satellite is expected to be completed in the fourth quarter of 2008. The satellite will be launched on a Proton rocket acquired by us under a previously announced launch contract. The aggregate cost of designing, building and launching the satellite and insuring its launch will be approximately $260,000.

Results of Operations

          Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; average monthly revenue per subscriber, or ARPU; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Refer to the footnotes following our discussion of results of operations for the definitions and usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

          The following table contains a breakdown of our subscribers for the past five quarters:

	As of

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Beginning subscribers	4,678,207	4,077,747	3,316,560	2,173,920	1,814,626
Net additions	441,101	600,460	761,187	1,142,640	359,294

Ending subscribers	5,119,308	4,678,207	4,077,747	3,316,560	2,173,920

Retail	3,482,514	3,276,615	3,000,321	2,465,363	1,564,718
OEM	1,610,074	1,373,610	1,049,036	823,693	581,988
Hertz	26,720	27,982	28,390	27,504	27,214

Ending subscribers	5,119,308	4,678,207	4,077,747	3,316,560	2,173,920

Retail	205,899	276,294	534,958	900,645	209,920
OEM	236,464	324,574	225,343	241,705	149,000
Hertz	(1,262)	(408)	886	290	374

Net additions	441,101	600,460	761,187	1,142,640	359,294

          Subscribers. We ended the third quarter of 2006 with 5,119,308 subscribers, an increase of 54% since December 31, 2005 and 135% from the 2,173,920 subscribers as of September 30, 2005. Since September 30, 2005, we added 1,917,796 net subscribers from our retail channel and 1,028,086 net subscribers from our OEM channel, resulting in a 123% and 177% increase in our retail and OEM subscriber base, respectively. Strong contributions by our exclusive OEM’s, DaimlerChrysler and Ford, fueled this growth.

          The following table presents our key operating metrics for the past five quarters:

	For the Three Months Ended

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Gross subscriber additions	732,406	830,571	960,610	1,266,674	465,228
Deactivated subscribers	291,305	230,111	199,423	124,034	105,934
Average monthly churn (1)(5)	2.0%	1.8%	1.8%	1.5%	1.8%
ARPU (2)(5)	$11.17	$11.16	$10.80	$9.42	$11.15
SAC, as adjusted, per gross subscriber addition (3)(5)	$114	$131	$113	$113	$149
Customer service and billing expenses, as adjusted, per average subscriber (4)(5)	$1.01	$1.05	$1.40	$2.66	$1.59
Total revenue	$167,113	$150,078	$126,664	$80,004	$66,831
Adjusted loss from operations (6)	$(83,153)	$(126,528)	$(136,650)	$(226,269)	$(105,414)
Net loss	$(162,898)	$(237,828)	$(458,544)	$(311,389)	$(180,450)

          ARPU. Total ARPU for the three months ended September 30, 2006 was $11.17, up from $11.15 for the three months ended September 30, 2005, driven by higher net advertising revenue; the effects of mail-in rebates resulting from lower take-rates and the timing of the commencement of revenue recognition for prepaid subscriptions; offset by the impact of plan mix. At September 30, 2006, approximately two-thirds of our subscribers were on a one-year or longer subscription plan and approximately 15% were paying $6.99 per month under a multi-unit subscriber plan.

          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $114 and $149 for the three months ended September 30, 2006 and 2005, respectively. The decline was primarily attributable to the reduction in average subsidy rates as we continued to reduce manufacturing and chip set costs.

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

          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 36% to $1.01 for the third quarter of 2006 compared with $1.59 for the third quarter of 2005.

          We expect our customer care and billing expenses to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

          Adjusted Loss from Operations. For the three months ended September 30, 2006 and 2005, adjusted loss from operations was $83,153 and $105,414, respectively, a decrease of $22,261. The decrease was primarily driven by an increase in subscriber revenue of $91,064 as a result of a 135% increase in our subscriber base. Such increase in subscriber revenue more than offset increases in operating expenses of $81,044.

          Net Loss. For the three months ended September 30, 2006 and 2005, net loss was $162,898 and $180,450, respectively, a decrease of $17,552. The decrease was driven by an increase in subscriber revenue of $91,064 as a result of a 135% increase in our subscriber base, offset by increases in our operating expenses to support the growth of our business.

Three and Nine Months Ended September 30, 2006 Compared with Three and Nine Months Ended September 30, 2005

          Total Revenue

          Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

•

Three Months: For the three months ended September 30, 2006 and 2005, subscriber revenue was $155,337 and $64,273, respectively, an increase of 142% or $91,064. The increase was attributable to the growth of subscribers to our service.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, subscriber revenue was $408,154 and $155,799, respectively, an increase of 162% or $252,355. The increase was attributable to the growth of subscribers to our service.

          The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Subscription fees	$153,192	$63,920	$407,203	$154,575
Activation fees	3,955	1,858	11,326	4,742
Effects of mail-in rebates	(1,810)	(1,505)	(10,375)	(3,518)

Total subscriber revenue	$155,337	$64,273	$408,154	$155,799

          Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

          Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•

Three Months: For the three months ended September 30, 2006 and 2005, net advertising revenue was $7,130 and $1,508, respectively, an increase of $5,622. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, net advertising revenue was $22,593 and $3,094, respectively, an increase of $19,499. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

          We expect advertising revenue to grow as our subscribers increase and we continue to improve brand awareness and content.

          Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2006 and 2005, equipment revenue was $3,579 and $1,030, respectively, an increase of $2,549. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, equipment revenue was $10,367 and $3,300, respectively, an increase of $7,067. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

          We expect equipment revenue to increase in the future as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

          Operating Expenses

          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

Three Months: For the three months ended September 30, 2006 and 2005, satellite and transmission expenses were $7,580 and $7,695, respectively, a decrease of $115. Excluding equity granted to third parties and employees expense of $490 and $467 for the three months ended September 30, 2006 and 2005, respectively, satellite and transmission expenses decreased $138 from $7,228 to $7,090. As of September 30, 2006 and 2005, we had 139 and 140 terrestrial repeaters, respectively, in operation.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, satellite and transmission expenses were $34,279 and $22,164, respectively, an increase of $12,115. Excluding equity granted to third parties and employees expense of $2,202 and $1,455 for the nine months ended September 30, 2006 and 2005, respectively, satellite and transmission expenses increased $11,368 from $20,709 to $32,077. This increase of $11,368 was primarily attributable to an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we will no longer need as a result of our new satellite contract.

          Future increases in satellite and transmission expenses will primarily be attributable to the launch of new satellites, the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2007 and 2008. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.

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

•

Three Months: For the three months ended September 30, 2006 and 2005, programming and content expenses were $79,532 and $28,397, respectively, an increase of $51,135. Excluding equity granted to third parties and employees expense of $23,615 and $4,855 for the three months ended September 30, 2006 and 2005, respectively, programming and content expenses increased $32,375 from $23,542 to $55,917. This increase of $32,375 was primarily attributable to consulting and license fees associated with new programming, broadcast and webstreaming royalties as a result of the increase in subscribers and compensation related costs for additions to headcount. Equity granted to third parties and employees expense increased $18,760 primarily due to expense associated with common stock expected to be earned upon the satisfaction of performance targets.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, programming and content expenses were $462,511 and $78,382, respectively, an increase of $384,129. Excluding equity granted to third parties and employees expense of $297,139 and $14,793 for the nine months ended September 30, 2006 and 2005, respectively, programming and content expenses increased $101,783 from $63,589 to $165,372. This increase of $101,783 was primarily attributable to consulting and license fees associated with new programming, broadcast and webstreaming royalties as a result of the increase in subscribers and compensation related costs for additions to headcount. Equity granted to third parties and employees expense increased $282,346 primarily due to $224,813 associated with 34,375,000 shares of our common stock granted to Howard Stern and his agent in January 2006 and expense associated with common stock expected to be earned upon the satisfaction of performance targets.

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

•

Three Months: For the three months ended September 30, 2006 and 2005, customer service and billing expenses were $14,915 and $9,556, respectively, an increase of $5,359. Excluding equity granted to third parties and employees expense of $197 and $140 for the three months ended September 30, 2006 and 2005, respectively, customer service and billing expenses increased $5,302 from $9,416 to $14,718. This increase of $5,302 was primarily due to increased call center operating costs necessary to accommodate the increase in our subscriber base and increased transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding equity granted to third parties and employees expense, increased 56% compared with an increase in our end of period subscribers of 135% year over year.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, customer service and billing expenses were $44,863 and $27,051, respectively, an increase of $17,812. Excluding equity granted to third parties and employees expense of $645 and $405 for the nine months ended September 30, 2006 and 2005, respectively, customer service and billing expenses increased $17,572 from $26,646 to $44,218. This increase of $17,572 was primarily due to increased call center operating costs necessary to accommodate the increase in our subscriber base and increased transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding equity granted to third parties and employees expense, increased 66% compared with an increase in our end of period subscribers of 135% year over year.

          We expect our customer care and billing expenses, excluding equity granted to third parties and employees expense, to increase and our costs per subscriber to decrease on an annual basis as our subscriber base grows.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2006 and 2005, cost of equipment was $6,196 and $1,453, respectively, an increase of $4,743. The increase was primarily attributable to higher sales volume through our direct to consumer distribution channel.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, cost of equipment was $13,128 and $4,381, respectively, an increase of $8,747. The increase was primarily attributable to higher sales volume through our direct to consumer distribution channel.

          We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; residuals; cooperative marketing; revenue share; customer retention and compensation. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

Three Months: For the three months ended September 30, 2006 and 2005, sales and marketing expenses were $49,083 and $47,823, respectively, an increase of $1,260. Excluding equity granted to third parties and employees expense of $7,609 and $9,642 for the three months ended September 30, 2006 and 2005, respectively, sales and marketing expenses increased $3,293 from $38,181 to $41,474. This increase of $3,293 was primarily due to increased cooperative marketing spend, residuals and OEM revenue share as a result of a 135% increase in our subscriber base year over year and compensation related costs, offset by a decrease in advertising costs. This 9% increase in sales and marketing expenses, excluding equity granted to third parties and employees expense, compared with a 150% increase in total revenue from $66,831 for the three months ended September 30, 2005 to $167,113 for the three months ended September 30, 2006. Equity granted to third parties and employees expense decreased $2,033 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, sales and marketing expenses were $152,257 and $137,891, respectively, an increase of $14,366. Excluding equity granted to third parties and employees expense of $14,878 and $30,348 for the nine months ended September 30, 2006 and 2005, respectively, sales and marketing expenses increased $29,836 from $107,543 to $137,379. This increase of $29,836 was primarily due to increased residuals and OEM revenue share as a result of the increase in our subscriber base, cooperative marketing spend, advertising costs for our new marketing campaign “Best Radio on Radio” and compensation related costs. This 28% increase in sales and marketing expenses, excluding equity granted to third parties and employees expense, compared with a 174% increase in total revenue from $162,241 for the nine months ended September 30, 2005 to $443,855 for the nine months ended September 30, 2006. Equity granted to third parties and employees expense decreased $15,470 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

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

•

Three Months: For the three months ended September 30, 2006 and 2005, subscriber acquisition costs were $79,812 and $81,029, respectively, a decrease of 2% or $1,217. Excluding equity granted to third parties and employees expense of ($1,051) and $12,354 for the three months ended September 30, 2006 and 2005, respectively, subscriber acquisition costs increased 18%, or $12,188, from $68,675 to $80,863. This increase of $12,188 was attributable to higher shipments of SIRIUS radios and chip sets to support a 57% increase in gross subscriber additions from 465,228 for the three months ended September 30, 2005 to 732,406 for the three months ended September 30, 2006. This increase was offset by reductions in hardware subsidy rates as we continued to reduce manufacturing and chip set costs. Equity granted to third parties and employees expense decreased $13,405 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, subscriber acquisition costs were $329,418 and $235,576, respectively, an increase of 40% or $93,842. Excluding equity granted to third parties and employees expense of $30,748 and $31,115 for the nine months ended September 30, 2006 and 2005, respectively, subscriber acquisition costs increased 46%, or $94,209, from $204,461 to $298,670. This increase of $94,209 was attributable to higher shipments of SIRIUS radios and chip sets to support a 101% increase in gross subscriber additions from 1,252,623 for the nine months ended September 30, 2005 to 2,523,587 for the nine months ended September 30, 2006, offset by reductions in hardware subsidy rates as we continued to reduce manufacturing and chip set costs. Equity granted to third parties and employees expense decreased $367 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

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

•

Three Months: For the three months ended September 30, 2006 and 2005, general and administrative expenses were $35,053 and $20,103, respectively, an increase of $14,950. Excluding equity granted to third parties and employees expense of $11,536 and $6,137 for the three months ended September 30, 2006 and 2005, respectively, general and administrative expenses increased $9,551 from $13,966 to $23,517. This increase of $9,551 was primarily a result of legal fees, employment-related costs, rent and occupancy costs and bad debt expense to support the growth of our business. Equity granted to third parties and employees expense increased $5,399 primarily as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, general and administrative expenses were $103,261 and $64,664, respectively, an increase of $38,597. Excluding equity granted to third parties and employees expense of $38,947 and $21,746 for the nine months ended September 30, 2006 and 2005, respectively, general and administrative expenses increased $21,396 from $42,918 to $64,314. This increase of $21,396 was primarily a result of legal fees, employment-related costs, rent and occupancy costs and bad debt expense to support the growth of our business. Equity granted to third parties and employees expense increased $17,201 primarily as a result of the adoption of SFAS No. 123R, offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.

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

•

Three Months: For the three months ended September 30, 2006 and 2005, engineering, design and development expenses were $21,513 and $13,135, respectively, an increase of $8,378. Excluding equity granted to third parties and employees expense of $1,022 and $3,351 for the three months ended September 30, 2006 and 2005, respectively, engineering, design and development expenses increased $10,707 from $9,784 to $20,491. This increase of $10,707 was primarily attributable to OEM tooling and manufacturing upgrades and receiver integration for factory installations of SIRIUS radios, development costs associated with the manufacturing of SIRIUS radios and additional personnel-related costs to support research and development efforts. Equity granted to third parties and employees expense decreased $2,329 primarily due to the timing of third parties achieving certain production milestones.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, engineering, design and development expenses were $56,679 and $50,252, respectively, an increase of $6,427. Excluding equity granted to third parties and employees expense of $10,734 and $17,020 for the nine months ended September 30, 2006 and 2005, respectively, engineering, design and development expenses increased $12,713 from $33,232 to $45,945. This increase of $12,713 was primarily attributable to OEM tooling and manufacturing upgrades and receiver integration for factory installations of SIRIUS radios, development costs associated with the manufacturing of SIRIUS radios and additional personnel-related costs to support research and development efforts. Equity granted to third parties and employees expense decreased $6,286 primarily due to the timing of third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding equity granted to third parties and employees expense, to decrease in 2007, as we have been incorporating SIRIUS radios and accessories in a significant number of vehicle models in 2006.

We expect future expense associated with equity granted to third parties and employees to decrease in 2007 as performance milestones pursuant to a certain third party agreement were achieved in 2006.

Other Income (Expense)

          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

Three Months: For the three months ended September 30, 2006 and 2005, interest and investment income was $7,750 and $7,645, respectively, an increase of $105. The increase was attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, interest and investment income was $26,560 and $16,922, respectively, an increase of $9,638. The increase was attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.

Interest Expense. Interest expense includes interest on outstanding debt, offset by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

Three Months: For the three months ended September 30, 2006 and 2005, interest expense was $15,921 and $13,693, respectively, an increase of $2,228. The increase was primarily the result of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense as a result of the September 2005 redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 and $1,134 of interest capitalized for the construction and launch of our new satellite.

•

Nine Months: For the nine months ended September 30, 2006 and 2005, interest expense was $48,705 and $28,219, respectively, an increase of $20,486. The increase was primarily the result of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense as a result of the September 2005 redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 and $2,532 of interest capitalized for the construction and launch of our new satellite.

          Loss from Redemption of Debt. For the three and nine months ended September 30, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.

Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss.

	•	Three Months: We recorded $739 for the three months ended September 30, 2005 for our share of SIRIUS Canada’s net loss.

	•	Nine Months: We recorded $4,445 and $739 for the nine months ended September 30, 2006 and 2005, respectively, for our share of SIRIUS Canada’s net loss.

Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

	•	Three Months: We recorded income tax expense of $578 and $560 for the three months ended September 30, 2006 and 2005, respectively.

	•	Nine Months: We recorded income tax expense of $1,909 and $1,680 for the nine months ended September 30, 2006 and 2005, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Subscriber revenue	$155,337	$137,636	$115,181	$67,816	$64,273
Net advertising revenue	7,130	8,125	7,338	3,037	1,508

Total subscriber and net advertising revenue	$162,467	$145,761	$122,519	$70,853	$65,781
Daily weighted average number of subscribers	4,848,293	4,354,447	3,782,543	2,505,580	1,968,643
ARPU	$11.17	$11.16	$10.80	$9.42	$11.15

(3)

SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding equity granted to third parties and employees, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Subscriber acquisition costs	$79,812	$130,563	$119,043	$163,774	$81,029
Less: equity granted to third parties and employees	1,051	(21,900)	(9,899)	(18,594)	(12,354)
Add: margin from direct sale of SIRIUS radios and accessories	2,617	371	(227)	(1,525)	423

SAC, as adjusted	$83,480	$109,034	$108,917	$143,655	$69,098
Gross subscriber additions	732,406	830,571	960,610	1,266,674	465,228
SAC, as adjusted, per gross subscriber addition	$114	$131	$113	$113	$149

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

(6)

We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, loss from redemption of debt and equity in net loss of affiliate; depreciation; impairment charges; and equity granted to third parties and employees expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under generally accepted accounting principles. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our primary competitor. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

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

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation, impairment charges and equity granted to third parties and employees expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

	For the Three Months Ended

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

Net loss	$(162,898)	$(237,828)	$(458,544)	$(311,389)	$(180,450)
Impairment loss	—	10,917	—	—	—
Depreciation	27,583	25,738	24,933	24,915	24,559
Equity granted to third parties and employees	43,418	67,289	284,586	46,196	36,946
Other income (expense)	8,166	6,778	11,622	13,378	12,971
Income tax expense	578	578	753	631	560

Adjusted loss from operations	$(83,153)	$(126,528)	$(136,650)	$(226,269)	$(105,414)

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

          As of September 30, 2006, we had $317,876 in cash and cash equivalents compared with $810,333 as of September 30, 2005.

	For the Nine Months Ended September 30,

	2006	2005	Variance

Net cash used in operating activities	$(456,056)	$(258,128)	$(197,928)
Net cash provided by (used in) investing activities	7,895	(131,943)	139,838
Net cash provided by financing activities	4,030	446,513	(442,483)

Net (decrease) increase in cash and cash equivalents	(444,131)	56,442	(500,573)
Cash and cash equivalents at beginning of period	762,007	753,891	8,116

Cash and cash equivalents at end of period	$317,876	$810,333	$(492,457)

          Net cash used in operating activities increased $197,928 to $456,056 for the nine months ended September 30, 2006 from $258,128 for the nine months ended September 30, 2005. Such increase in the net outflows of cash was attributable to the following: the pay down of accruals in 2006 primarily for subscriber acquisition costs due to the 101% increase in gross subscriber activations from 1,252,623 for the nine months ended September 30, 2005 to 2,523,587 for the nine months ended September 30, 2006; new programming and distribution partner arrangements entered into in 2006; and higher purchases of inventory to support production needs of our next generation SIRIUS radios and higher sales volumes through our direct to consumer distribution channel. These negative impacts to cash flow were offset by the effects of a decrease in accounts receivable for the pay down of receivable balances generated for activations in the fourth quarter of 2005, which were paid in the first quarter of 2006.

          Net cash provided by investing activities was $7,895 for the nine months ended September 30, 2006 compared with net cash used in investing activities of $131,943 for the nine months ended September 30, 2005. The $139,838 increase was primarily a result of sales of auction rate securities in 2006, offset by an increase in capital expenditures from $17,949 for the nine months ended September 30, 2005 to $94,368 for the nine months ended September 30, 2006 primarily as a result of costs associated with our satellite construction and launch vehicle.

          We will incur significant capital expenditures to construct and launch our new satellite and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support the resiliency of our operations and the growth we are experiencing, as well as support the delivery of new revenue streams in the future.

          Net cash provided by financing activities decreased $442,483 to $4,030 for the nine months ended September 30, 2006 from $446,513 for the nine months ended September 30, 2005. The decrease was primarily a result of the offering of $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 in August 2005 resulting in net proceeds to us of $493,005.

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

          As of September 30, 2006, approximately 92,900,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2006, approximately 86,134,000 shares of our common stock were available for grant under the 2003 Plan. During the nine months ended September 30, 2006, employees exercised 2,764,476 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $3,788. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

          For a discussion of our “Contractual Cash Commitments” refer to Note 10 to the unaudited consolidated financial statements, Commitments and Contingencies, of this Form 10-Q.

Critical Accounting Policies

          For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 3 to the unaudited consolidated financial statements, Summary of Significant Accounting Policies, of this Form 10-Q. During the nine months ended September 30, 2006, we adopted SFAS No. 123R.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of September 30, 2006, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of September 30, 2006, we held $34,225 in auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three and nine months ended September 30, 2006.

Part II

Other Information

Item 1. Legal Proceedings

          FCC Inquiry. In April 2006, we learned that two manufacturers of SIRIUS radios and our principal competitor had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. On June 20, we received a letter directly from the FCC making similar inquiries. On July 12, we responded to the letter from the FCC in respect of the preliminary results of our review. On August 7, we received a follow-up letter of inquiry from the FCC. We continue to cooperate with the FCC’s inquiry.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to correct the problem.

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

          The FCC is continuing its review of our products as well as products of other companies containing FM transmitters. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We are discussing with the FCC methods to bring devices in retail inventory and in consumers’ hands into compliance with the FCC's rules. We believe our radios that are currently in production comply with applicable FCC's rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions.

          No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected. We do not expect the resolution of these issues to have an adverse impact on our previous guidance.

          On October 13, 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding.We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. On October 30, 2006, we and XM filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate of 0.88% of our satellite radio subscription revenue.

          The Copyright Royalty Board must set a rate that is calculated to achieve four statutory objectives:

•	to maximize the availability of creative works to the public;

•	to afford the copyright owner a fair return for his creative work and the copyright user a fair income under existing economic conditions;

•

to reflect the relative roles of the copyright owner and the copyright user in the product made available to the public with respect to relative creative contribution, technological contribution, capital investment, cost, risk and contribution to the opening of new markets for creative expression and media for their communication; and

•	to minimize any disruptive impact on the structure of the industries involved and on generally prevailing industry practices.

          We believe that the fee we proposed achieves these objectives and is consistent in principle with the fee established under the same standard for digital cable audio.

          SoundExchange, the organization that collects and distributes royalties from various digital music services on behalf of artists and music labels, simultaneously submitted its direct case in this proceeding and proposed a substantially higher royalty rate than we proposed. This submission of direct cases is the beginning of a twelve to eighteen month process which, absent an agreement among the parties, will result in a determination by the Copyright Royalty Board of an applicable royalty rate.

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

          In June 2006, we entered into an agreement with Space Systems/Loral to design and construct a new satellite. The new satellite is expected to be completed in the fourth quarter of 2008, and launched shortly thereafter. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.

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

          The FCC is reviewing whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its on-going inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules. We have directed manufacturers of SIRIUS radios with FM transmitters to suspend manufacture and shipment to retailers of non-compliant devices and to make the necessary changes in production to bring the radios into compliance. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.

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

          On October 13, 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters. Our failure to comply with the initial Special Temporary Authority could result in disciplinary action by the FCC, although we do not believe such action would have a material adverse effect on our business or operations.

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

David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 8, 2006

EXHIBIT INDEX

Exhibit			Description

3.	1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.	2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.	1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782) (the “S-1 Registration Statement”)).

4.	2	—

Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.	3	—

Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.	4	—

First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.	5	—

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

4.	6	—

Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.	7	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.	8	—

Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.	9	—

Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.	10	—

Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.	11	—

Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.	12	—

Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.	13	—

Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 4, 2005 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit			Description

4.	14	—

Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.	15	—

Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.	16	—

Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.	17	—

Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.	18	—

Customer Credit Agreement, dated as of May 31, 2006, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.	1.1	—

Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.	1.2	—

Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.	2	—

Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.	3	—

Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.	4	—

First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.	5	—

Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.	6	—

First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.	7	—

Amended and Restated Employment Agreement, dated as of March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.	8	—

First Amendment, dated February 2, 2006, to the Amended and Restated Employment Agreement, dated March 11, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).

*10.	9	—

Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.	10	—

Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit			Description

*10.	11	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.	12	—

Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.	13	—

Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.	14	—

Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.	1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.	2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	2	—

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