Form 10-K
period 2006-12-31
SIRIUS SATELLITE RADIO INC
filed 2007-03-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2006
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

Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
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
Yes ☐  No ☒

          The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 was $6,152,448,426. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

          The number of shares of the registrant’s common stock outstanding as of February 27, 2007 was 1,459,922,870.

Documents Incorporated by Reference

          Information included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS SATELLITE RADIO INC.
2006 FORM 10-K ANNUAL REPORT
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

          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	our pending merger with XM Satellite Radio Holdings Inc. (“XM Radio”), including related uncertainties and risks and the impact on our business if the merger is not completed;

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and programming providers; and

•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, internet radio, cell phones, XM Radio and emerging next generation networks and technologies.

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

PART I

Item 1. Business

          On February 19, 2007, we and XM Radio entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of us (the “Merger”). Our Board of Directors and the Board of Directors of XM Radio have approved the Merger and the Merger Agreement.

          The completion of the Merger is subject to various closing conditions, including obtaining the approval of our stockholders and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). See “Pending Merger with XM Radio” for a further description of the Merger. The information presented in this Annual Report on Form 10-K does not give effect to the Merger.

          We are a satellite radio provider in the United States. We offer over 130 channels to our subscribers—69 channels of 100% commercial-free music and 65 channels of sports, news, talk, entertainment, traffic, weather and data content. The core of our enterprise is programming; we are committed to creating the best programming in all of radio.

          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on an annual or a monthly basis. As of December 31, 2006, we had 6,024,555 subscribers. In addition, we derive revenue from activation fees, the sale of advertising on some of our non-music channels, and the direct sale of SIRIUS radios and accessories.

          Most of our subscribers receive our service through SIRIUS radios, which are sold primarily by automakers, consumer electronics retailers and mobile audio dealers and through our website. Various brands of SIRIUS radios are available in more than 25,000 retail locations, including Best Buy, Circuit City, Crutchfield, Costco, Target, Wal-Mart and through RadioShack on an exclusive basis.

          As of December 31, 2006, SIRIUS radios were available as a factory and dealer-installed option in 132 vehicle models and as a dealer only-installed option in 17 vehicle models. We have agreements with DaimlerChrysler, Ford, Mitsubishi, BMW, Volkswagen, Kia, Bentley and Rolls-Royce to offer SIRIUS radios as factory or dealer-installed equipment in their vehicles, including Chrysler, Dodge, Jeep, Mercedes, Ford, Lincoln, Mercury, Volvo, Mazda, Jaguar, Volkswagen, Audi, Kia, Land Rover, Mitsubishi, BMW, MINI, Bentley and Rolls-Royce vehicles and Freightliner and Sterling heavy trucks. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. In 2006, we signed new agreements with Volkswagen/Audi, Kia, Bentley and Rolls-Royce. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          We offer our programming over multiple platforms in addition to our satellite and terrestrial repeater network. In 2006, we launched SIRIUS Internet Radio, which we refer to as SIR. SIR is an internet service offering a CD-quality, Internet-only version of our service. SIR delivers a simulcast of more than 75 channels of our talk, entertainment, sports and music programming. Our music channels are also available to certain DISH satellite television subscribers, and a select number of our music channels are available to certain subscribers to the Nationwide Sprint PCS Network.

          We also offer, or are developing, ancillary services. In 2006, we introduced a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems and a marine weather service that provides a range of information, including sea surface temperatures, wave heights and extended forecasts, to recreational boaters. In 2007, we plan to introduce a video service that will offer premium video content designed primarily for children in the backseat of vehicles.

          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation, and Standard Radio Inc., launched service in Canada. SIRIUS Canada currently offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. As of February 13, 2007, SIRIUS Canada had over 300,000 subscribers.

Pending Merger with XM Radio

          On February 19, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with newly XM Satellite Radio Holdings Inc. Pursuant to the Merger Agreement we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of ours (the “Merger”).

          Each of SIRIUS and XM has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of our and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The Merger is intended to qualify as a reorganization for federal income tax purposes.

          At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of any stockholder, each share of common stock of XM Radio (the “XM Common Stock”) issued and outstanding immediately prior to the Effective Time will generally be converted into the right to receive 4.6 shares of our common stock. Each share of Series A Convertible Preferred Stock of XM Radio issued and outstanding immediately prior to the Effective Time will be similarly converted at the Effective Time into the right to receive 4.6 shares of a newly-designated series of our preferred stock having substantially the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the stock so converted.

          Mel Karmazin, currently our chief executive officer, will become chief executive officer of the combined company and Gary M. Parsons, currently chairman of the board of directors of XM Radio, will become chairman of the board of directors of the combined company. The combined company’s board of directors will consist of 12 directors, including Messrs. Karmazin and Parsons, four independent members designated by each of SIRIUS and XM Radio, as well as one representatives of each of General Motors and American Honda.

          The Merger Agreement contains certain termination rights for both us and XM Radio. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we or XM Radio, as the case may be, will be required to pay the other a termination fee of $175,000,000.

          Our Board of Directors and the Board of Directors of XM Radio has approved the Merger and the Merger Agreement.

          This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated February 21, 2007, and is incorporated herein by reference.

          The Merger Agreement contains representations and warranties that SIRIUS and XM Radio made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement between SIRIUS and XM Radio and may be subject to important qualifications and limitations agreed to by SIRIUS and XM Radio in connection with negotiating its terms. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between SIRIUS and XM Radio rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

Programming

          We offer a dynamic programming lineup of 69 channels of 100% commercial-free music; 54 channels of sports, news, talk, and entertainment; 11 channels of traffic and weather; and informational data services. Our programming lineup changes from time to time as we strive to attract new subscribers, to create content that appeals to a broad range of audiences and to satisfy our existing subscribers.

Music Programming

          Our music channels offer an extensive selection of music genres—from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings, many of which are not available on terrestrial radio.

          All of our music channels are broadcast commercial-free. Our channels are produced, programmed and hosted by a team of experts in their fields, including musical performers such as Eminem, Jimmy Buffett, Little Steven Van Zandt, and other unique personalities such as Cousin Brucie, Tony Hawk, and the original MTV veejays. Each channel is operated as an individual radio station, with a distinct format and branding.

          In 2006,

•	we launched Metropolitan Opera Radio, consisting of live and archived operas from the famed Metropolitan Opera in New York City;

•	we broadcasted concerts from Jimmy Buffett’s Party at The End of the World tour exclusively on our Radio Margaritaville channel;

•	we broadcasted the final performance at New York’s legendary CBGBs Club; and

•	we broadcasted numerous live performances originating from our broadcast facility in Rockefeller Center.

          In addition to our regular channels, we offer channels focused on the works of specific artists. During 2006, such special feature channels were dedicated to the music of Elvis Presley, Bruce Springsteen, Pink Floyd, The Rolling Stones, The Who and George Strait. Some of these feature channels are available only for a limited time.

          In January 2007, we announced a partnership with Frank Sinatra Enterprises to create a new radio channel dedicated to the music, time and spirit of Frank Sinatra.

Sports Programming

          Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League, with exclusive satellite radio rights to use the NFL logo and collective NFL team trademarks. We carry all NFL regular season, pre-season and post-season games. In most cases, we carry both the home and visiting team game broadcasts, as well as Spanish language broadcasts of select games. We also carry the Super Bowl, which we broadcasted in 2007 in seven languages. We also produce and broadcast “SIRIUS NFL Radio,” an around-the-clock exclusive channel of NFL content for our subscribers. Our agreement with the NFL expires at the end of the 2010-2011 NFL season.

          Starting in 2007, we broadcast live all NASCAR Nextel Cup Series, NASCAR Busch Series and NASCAR Craftsman Truck Series races over a five-year period. We have created “SIRIUS NASCAR Radio,” a new around-the-clock channel of exclusive NASCAR-related programming, including Tony Stewart Live and race coverage. In addition to the live race broadcasts, we take fans into the cars and pits by devoting additional “Driver2Crew Chatter” channels that carry the driver-to-crew communications of up to 10 different race teams during NASCAR Nextel Cup Series races. We are the Official Satellite Radio Partner of NASCAR with exclusive trademark and marketing rights and the right to sell advertising time on the NASCAR channel and during races.

          We are the exclusive Official Satellite Radio Partner of the NBA and carry NBA Radio, a talk channel devoted to the NBA. We transmit live play-by-play broadcasts of more than 1,000 NBA games during each season, including the NBA playoffs and the NBA finals.

          We also broadcast live play-by-play broadcasts of up to 1,000 NHL games each season, as well as the Stanley Cup playoffs and finals through the 2006-2007 season. We are the Official Satellite Radio Partner of the NHL through the 2006-2007 season.

          We expanded our international soccer offerings in 2006. As the official satellite radio broadcaster of Barclays English Premier League soccer, we have the right to air matches of the top 20 clubs in the United Kingdom, including Manchester United. We are also the exclusive satellite radio provider of the League’s Chelsea football club. Every Chelsea match features an exclusive pre-game show co-hosted by soccer giant Giorgio Chinaglia. Our soccer coverage also includes live matches from the UEFA Champions League.

          We carry extensive live play-by-play coverage of college football and basketball games. Our broadcasts include football, basketball and other sports from schools in 20 NCAA Division I conferences. We also have the right to broadcast all games of the NCAA Division I men’s basketball tournament through 2009.

          Our sports channels include ESPN Radio, ESPN News and ESPN’s Spanish language programming, ESPN Deportes.

Talk and Entertainment Programming

          We offer 30 talk and entertainment channels for a variety of audiences.

          In January 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio as part of two channels being programmed by Howard Stern and us. Our agreement with Stern expires on December 31, 2010. Our talk radio offerings also feature dozens of popular talk personalities, most creating radio shows that air exclusively on SIRIUS, including Senator Bill Bradley, Deepak Chopra, Richard Simmons, Martha Stewart and Barbara Walters. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio.

          Our comedy channels present a range of humor on the channels Laugh Break, Blue Collar Comedy and Raw Dog Comedy and our other entertainment channels include Cosmo Radio, MAXIM Radio, Road Dog Trucking Radio, Playboy Radio and Radio Disney – all exclusively broadcast on SIRIUS. In January 2007, we announced plans to launch “The Foxxhole”, an exclusive urban comedy, entertainment and lifestyle channel with Jamie Foxx.

          We also broadcast the Catholic Channel which is programmed with the assistance of the Archdiocese of New York.

News and Information Programming

          We offer 25 news and information channels. These channels present a range of national, international and financial news, including news from BBC World News, Bloomberg Radio, CNBC, CNN, FOX News, NPR and the World Radio Network.

          We offer continuous, local traffic reports for 20 metropolitan markets throughout the United States. We broadcast these reports, together with local weather reports from The Weather Channel, on 11 of our channels.

          We broadcast national weather reports produced by The Weather Channel on our weather and emergency channel, which also alerts listeners to key information during civil and natural emergencies. In addition, we insert appropriate emergency announcements and broadcasts into some or all of our channels and participate in the national Emergency Alert System.

Distribution of SIRIUS Radios

Retail

          SIRIUS radios are marketed and distributed through major national and regional retailers, including Best Buy, Circuit City, Crutchfield, Costco, Target and Wal-Mart. SIRIUS radios are also distributed on an exclusive basis by RadioShack. We develop in-store merchandising materials and provide sales force training for several retailers. SIRIUS radios are also available nationwide at various truck stops. We also sell SIRIUS radios directly to consumers through our website.

Automakers

          Various automakers factory-install and dealer-install SIRIUS radios in their vehicles. As of December 31, 2006, SIRIUS radios were available as a factory or dealer-installed option in 132 vehicle models and as a dealer only-installed option in 17 vehicle models. Many automakers include a subscription to our radio service in the sale or lease price of their vehicles. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We share with various automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the SIRIUS radios installed in their vehicles, including hardware costs, tooling expenses and promotional and advertising expenses.

          Automakers have begun to incorporate SIRIUS into their national and regional advertising. In 2006, DaimlerChrysler and Ford each implemented a national advertising campaign with prominent references to SIRIUS. We expect advertising by automakers to increase as SIRIUS radios become available in a wider array of vehicle models.

          DaimlerChrysler. We have an agreement with DaimlerChrysler Corporation, Mercedes-Benz USA, Inc. and Freightliner LLC, which continues until September 2012. This agreement covers the distribution of our service on an exclusive basis in all cars and light trucks manufactured by DaimlerChrysler and Mercedes-Benz as well as Freightliner and Sterling heavy trucks. We expect DaimlerChrysler to include SIRIUS radios as a factory-installed feature in approximately 40% of its vehicles during the 2007 model year. In addition, Mercedes-Benz has agreed to include SIRIUS radios as standard equipment in all 2007 model year Mercedes SL Class, CL Class, AMG branded and V12 engine vehicles.

          Ford. Our agreement with Ford Motor Company and certain of its affiliates provides for an exclusive relationship until September 2011 or, at Ford’s option, until September 2013. Beginning in January 2009, Ford may elect to become nonexclusive under the agreement, in which case Ford would forfeit its significant future economic benefits. This agreement covers all Ford brands, including Ford, Lincoln, Mercury, Jaguar, Volvo, Land Rover, Aston Martin and Mazda. At the end of 2006, SIRIUS radios were available as a factory-installed option in 19 Ford, Lincoln and Mercury vehicle lines.

          BMW. We have an agreement with BMW of North America which provides for an exclusive relationship until August 2008. This agreement covers all BMW and MINI vehicles.

          Volkswagen and Audi. In March 2006, we entered into a new exclusive agreement with Volkswagen of America, Inc. through July 2012 or, at Volkswagen’s option, through July 2015. This agreement covers all Volkswagen and Audi vehicles.

          Other Automakers. In April 2006, we entered into an exclusive agreement with Kia Motors America, Inc. Kia has agreed to include SIRIUS radios as standard, factory-installed equipment in all of its vehicles commencing in the 2009 model year. Our agreement with Kia extends through 2014 or, at Kia’s option, through 2017.

          We have an agreement with Mitsubishi Motors North America which provides for an exclusive relationship through February 2010.

          In October 2006, we entered into an agreement with Bentley Motors Inc. Bentley will begin including SIRIUS radios as standard, factory-installed equipment in its vehicles commencing in the 2008 model year and continuing through 2012. Each Bentley vehicle equipped with a SIRIUS radio will be sold with a lifetime subscription included in the price of the car.

          We also have an agreement with Rolls-Royce Motor Cars. Rolls-Royce has agreed to include SIRIUS radios as standard, factory-installed equipment in all of its vehicles through 2008. Each Rolls-Royce vehicle will be sold with a lifetime subscription included in the price of the car.

          SIRIUS radios are also available as a factory or dealer-installed option in various vehicle models offered by Nissan, Infiniti, Toyota, Lexus, Scion and Subaru.

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

          Recreational Vehicles. Several leading manufacturers of recreational vehicles, including Fleetwood, Monaco, Winnebago, National, Tiffin and Alfa Leisure, offer SIRIUS radios as a factory-installed option.

Hertz

          We have an agreement with Hertz Corporation to make SIRIUS radios available as an option to its rental car customers. In some cases, our service is included as part of the rental price of Hertz vehicles. In other cases, our service is offered as a premium feature to Hertz customers for a daily fee. As of December 31, 2006, approximately 24,000 vehicles with SIRIUS radios were available to renters of 55 of Hertz’s vehicle models. Hertz offers SIRIUS radios at airport locations nationwide.

The SIRIUS System

          Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio receiver has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters.

          The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. We use 12.5 MHz of bandwidth in the 2320.0-2332.5 MHz frequency to transmit our signals from our satellites to our subscribers. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

          Our satellite radio system consists of three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	our studios; and

•	SIRIUS radios.

          We continually monitor our infrastructure and regularly evaluate improvements in technology. For example, a technology known as hierarchical modulation will allow us to offer additional audio channels, as well as advanced services such as data and video, without noticeably affecting our broadcasts. We expect to begin offering services using this technology in 2007. This increase in network capacity will be available through select new SIRIUS radios and will not be available to SIRIUS radios sold prior to the implementation of this technology.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

          Satellites. Space Systems/Loral, the manufacturer of our satellites, delivered our three operating satellites to us in 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite was delivered to ground storage in April 2002.

          Our existing satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than 350 years of in-orbit operation time.

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

          In June 2006, we entered into an agreement with Space Systems/Loral to design and construct a new satellite. The new satellite is expected to be completed in the fourth quarter of 2008, and launched shortly thereafter. This new satellite will complement our existing in-orbit satellites and will be launched into a geostationary orbit. The redundancy of the resulting constellation configuration is expected to provide enhanced coverage and performance.

          We expect to further augment or replace our satellite constellation by 2012. We may elect to augment our operating satellites with our spare satellite or with new satellites that we may purchase to meet our business needs. Decisions regarding our satellite constellation may affect the estimated useful life of our existing satellites, and we may modify the depreciable life accordingly. The cost of replacing our satellites will be substantial.

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

          Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, and in tunnels, signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. To date, we have deployed 127 terrestrial repeaters in 95 urban areas. We plan to deploy a significant number of additional terrestrial repeaters in the future.

          Other Satellite Facilities. We control and communicate with our satellites from our uplink facility in New Jersey. These activities include routine satellite orbital maneuvers and monitoring of the satellites. We also maintain earth stations in Panama and Ecuador to control and communicate with our satellites.

Studios

          Our programming originates from our national broadcast studio in New York City and smaller studios in Houston, Texas; Memphis, Tennessee; Nashville, Tennessee; Cleveland, Ohio; Los Angeles, California; and other locations. The national broadcast studio houses our corporate headquarters, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites.

          Our studios and transmission facilities are 100% digital, resulting in no cumulative distortion to degrade the sound of our music and entertainment programming. Our studios contain state-of-the-art production facilities.

SIRIUS Radios

          We do not manufacture, import or distribute SIRIUS radios. We do design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of SIRIUS radios. We have authorized select manufacturers to produce SIRIUS radios. These radios are distributed under various consumer brands, including the SIRIUS brand. Over time we expect to introduce SIRIUS radios with new features, functionality and form factors.

          To facilitate the sale of SIRIUS radios, we subsidize chip sets and a portion of radio manufacturing costs to effectively reduce the price of SIRIUS radios to our subscribers. We expect these subsidies to decrease over time.

          In-dash Radios. In-dash radios are integrated into vehicles and allow the user to listen to AM, FM or SIRIUS with the push of a button. The SIRIUS receiver can be built into the radio or connected as a hidden external unit.

          In the auto sound aftermarket, in-dash radios are available at retailers nationally. In-dash radios are also available to automakers for factory or dealer installation. When factory-installed, the cost of the SIRIUS radio is generally included in the sticker price of the vehicle and may include a prepaid SIRIUS subscription.

          Plug & Play Radios. Plug & Play radios enable subscribers to transport a radio easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Plug & Play radios adapt to existing audio systems through FM modulation or direct connection and can be easily installed by a retailer or the purchaser. In addition, satellite radio Plug & Play systems designed for commercial truckers are available through participating truck manufacturers, truck dealers and truck stops.

          A boom box, which enables our subscribers to use their SIRIUS radios virtually anywhere, is available for various models of Plug & Play radios.

          Portable Units. In 2006, we introduced the Stiletto 100, our first satellite radio to provide live reception in portable mode and the first portable satellite radio with WiFi capabilities. The Stiletto 100 allows users to capture, store and replay up to 100 hours of live SIRIUS content or a mix of SIRIUS content and MP3/WMA files. The Stiletto 100 also allows the user to record favorite SIRIUS music content and bookmark and purchase songs through compatible music download and subscription services, providing easy access to SIRIUS music and other content.

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

          We have also specially-designed SIRIUS home units to interface with multiple audio and video components. In 2006, we introduced the SIRIUS Conductor home system with a wireless controller that displays SIRIUS programming information and controls 12 components in addition to the included receiver from up to 150 feet away. Similarly, the SiriusConnect Home tuner provides a one-cable connection to easily add our service to SIRIUS-ready home systems manufactured by companies such as Eton, Thomson and Rotel.

          Many SIRIUS radios include a “replay” feature, allowing listeners to pause, rewind and fast forward music, sports or talk programs. A number of SIRIUS radios also include SIRIUS-Seek, which alerts listeners when selected artists or songs are playing; Game Alert, which prompts listeners when their favorite teams begin a game or when scores change; Game Zone, which lists a listener’s favorite team scores on one screen; and one-touch access to traffic and weather reports for select cities.

          We signed an agreement with XM Radio to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both SIRIUS’ and XM Radio’s services The technology relating to this unified standard is being developed, funded and will be owned jointly by the two companies. This unified standard is also intended to meet FCC rules that require interoperability of both licensed satellite radio systems.

International

          Canada. In December 2005, SIRIUS Canada launched its service in Canada and currently offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content and the Howard Stern 100 channel, for Cdn. $14.99 per month. As of February 13, 2007, SIRIUS Canada had over 300,000 subscribers. Subscribers to the SIRIUS Canada service are not included in our subscriber counts.

          SIRIUS Canada is a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc. Canadian Broadcasting Corporation is Canada’s national public broadcaster and one of its largest cultural institutions, and Standard Radio Inc. is the largest privately held owner of radio stations in Canada. SIRIUS Canada’s license to operate a satellite radio service in Canada is subject to a number of conditions, including the requirement that SIRIUS Canada offer a number of qualifying Canadian music and talk channels.

          Other regions. We are in discussions with various parties regarding joint ventures in other countries.

Other Opportunities

          Traffic and Weather. In 2006, we introduced a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems. The service reports information for 45 cities that we source from a provider of mapping and traffic data. Additional markets are expected to be introduced as they become available.

          In 2006, we launched a marine weather service, featuring on-demand access to detailed information ranging from weather and wave heights to sea surface temperatures, for recreational boaters. The service integrates data information directly into certain marine electronics products. This marine weather service covers the 48 contiguous states and waters extending hundreds of miles into the Atlantic and Pacific Oceans, Gulf of Mexico and Caribbean.

          SIRIUS Via Mobile Phones. In September 2005, Sprint began offering a SIRIUS music service to its subscribers through a built-in media player on Sprint PCS Vision SM Multimedia Phones for $6.95 per month, a portion of which we receive. This service includes access to 20 commercial-free SIRIUS music channels, plus a channel devoted to artist interviews and performances. Subscribers to the Sprint service are not included in our subscriber counts.

          Internet Radio. We offer SIRIUS subscribers the ability to listen to our music channels and select non-music channels over the Internet as part of our base subscription price. In 2006, we launched SIRIUS Internet Radio, which we refer to as SIR. SIR is a subscription-based internet service offering a CD-quality, Internet-only version of our service. SIR delivers a simulcast of more than 75 channels of our talk, entertainment, sports and music programming. We plan to add additional content to our internet offerings in the future. Subscribers to SIR are included in our subscriber counts.

          DISH Network. We offer our music channels to subscribers as part of certain programming packages of the DISH Network satellite television service.

          Video. In 2007, we plan to introduce a video service that will offer premium video content designed primarily for children in the backseat of vehicles. Introduction of the service will be dependent upon several factors, including the development and implementation of new technology and the timing of new product introductions by distributors. We cannot predict with certainty when this service will be introduced.

Competition

          We face competition for listeners, consumer electronics and audio spending, and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following services:

          Traditional AM/FM Radio. Unlike SIRIUS radio, traditional AM/FM radio has had a well established market for its services for many years and offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which we do not offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive with respect to listeners and advertising revenues. Some radio stations also have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete with us. Several major radio companies have launched advertising campaigns designed to assert the benefits of traditional local AM/FM radio. Radio comes as a standard feature in every vehicle manufactured without an additional cost to the consumer.

          Digital, or HD, Radio. While most traditional AM/FM radio stations broadcast by means of analog signals, the radio industry has made significant strides in rolling out advanced digital transmission technology. Digital broadcasting offers higher sound quality than traditional analog signals and the multicast of as many as five stations per frequency, significantly increasing the quality and quantity of content available to consumers. Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. Over 1,150 radio stations in the United States currently broadcast digitally. Like with traditional radio, digital radio is generally offered to subscribers without a service charge. BMW recently became the first automaker to offer factory-installed HD digital radio receivers as an option across all of its 2007 model year vehicles, and retail HD digital radios are available nationwide at many large retailers.

          A number of leading radio broadcasters have joined together to form the HD Digital Radio Alliance to accelerate the successful rollout of digital radio. The HD Digital Radio Alliance has announced a $250 million on-air advertising campaign to spur the adoption of digital radio.

          XM Radio. XM Radio is the other FCC licensee for satellite radio service in the United States. XM Radio has announced that it had 7,628,552 subscribers as of December 31, 2006. XM Radio broadcasts certain programming that we do not offer and is offered on various car model brands which do not also offer SIRIUS radios.

          Digital Music Services and Other Consumer Electronic Devices. We face vigorous competition from various services offering digital music products and services, including subscription music services, free peer-to-peer music services and free streaming of digital content via the Internet.

          Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. We expect that improvements from higher bandwidths, faster modems and wider programming selections may make Internet radio an even more significant competitor for listening in the home and office. Technologies like WiMax will also make internet radio more pervasive. In addition to the many free Internet streams offered by radio companies like Clear Channel, CBS Radio or other smaller companies, subscription Internet music services, such as Yahoo Music and Napster, offer unlimited and fully-customizable play lists for a small fixed fee per month. These services may be used for listening at PCs or home media centers.

          The Apple iPod ®, a portable digital music player, allows users to convert music on compact discs to digital files and to download and purchase music and video through Apple’s iTunes ® Music Store, which features over 2 million songs. Apple sold 46.4 million iPods ® during the last four quarters. iPods ® are compatible with many car stereos and home speaker systems. Apple has reached agreement with automobile manufacturers to preinstall equipment in vehicles which will allow users to play music from their iPod through the automobile sound system.

          Wireless Phone Providers. Several of the largest wireless providers currently offer music to cellular phones. Additionally, many phones now contain FM radio receivers. Sprint Nextel currently offers streaming music from a variety of providers plus a music store for purchase. Verizon Wireless offers the V Cast music service that can be played directly on a phone. AT&T offers a variety of streaming content and has also partnered with Apple to offer the upcoming iPhone.

          Next Generation Wireless. Next generation wireless protocols will offer unprecedented broadband coverage with enhanced data rates, reliability, and broadcast capabilities. Sprint Nextel announced in August 2006 its plans to develop the first fourth generation nationwide mobile broadband network, which will use the WiMAX standard, and deploy it in some markets during 2007. The company has targeted a national rollout for 2008 and will use Sprint’s extensive holdings, which cover 85 percent of the households in the top 100 U.S. markets. When these or other services achieve ubiquitous mobile broadband capability, the relative competitiveness of our product offering may suffer.

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

          Other Advanced Digital Media Services. We may face competition from businesses that have announced plans to deliver entertainment and media content through cell phones and other wireless devices.

•

In December 2005, Verizon Wireless announced an agreement with MediaFLO USA, a subsidiary of QUALCOMM, to offer interactive wireless multimedia services over MediaFLO’s nationwide 700 MHz network. Verizon intends to launch commercial service through MediaFLO during 2007 under the VCast Mobile TV brand.

•

Modeo LLC, a subsidiary of Crown Castle International Corp., owns nationwide spectrum in the 1670-1675 MHz band and has developed a mobile device-based multimedia service, which it plans to launch commercially.

•	HiWire, an affiliate of Aloha Partners, announced in March 2006 that it intends to develop a nationwide mobile device-based multimedia service over Aloha’s footprint of 700 MHz spectrum.

•	In 2005, Sprint Nextel, Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications announced their formation of a joint venture to provide customers throughout the United States access to advanced integrated entertainment products and services, including streaming television programming, music, video clips, games and pre-recorded DVR programs, communications and wireless products. During 2006, the joint venture acquired wireless telecommunications spectrum through the United States government’s Advanced Wireless Services auction, through which it intends to offer wireless communications services.

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

          Any assignment or transfer of control of our FCC license must be approved by the FCC. Similarly, our merger with XM Radio is conditioned upon approval of the transaction by the FCC.

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

          We design, establish specifications for, source parts and components for, and manage various aspects of the logistic and production of SIRIUS radios, including SIRIUS radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. The FCC is reviewing whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its on-going inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that our products comply with all applicable FCC rules. We have directed manufacturers of SIRIUS radios with FM transmitters to make the necessary changes in production to bring the radios into compliance. We believe our radios that are currently in production comply with applicable FCC rules. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.

          In 2006, we entered into an agreement with Space Systems/Loral to design and construct a new satellite. In September 2006, we filed an application with the FCC to amend our license to add this satellite to our existing satellite constellation. No one has filed comments on our application with the FCC. We cannot predict when the FCC will act on our application, and we cannot be sure that the modification we have requested will be granted.

          Our FCC license is conditioned on us certifying that our system includes a receiver design that will permit end users to access XM Radio’s system. We have signed an agreement with XM Radio to develop jointly a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and XM Radio’s services. We believe that this agreement, and our efforts with XM Radio to develop this unified standard for satellite radios, satisfies the interoperability condition contained in our FCC license.

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

          Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. Our public performance license agreements with ASCAP and SESAC expired at the end of 2006. We have entered into an interim license agreement with ASCAP and BMI to pay royalties for our public performances of musical works by our satellite radio service, and are in discussions regarding final licenses. If we are unable to reach final agreements with ASCAP, BMI and SESAC, a royalty rate may ultimately be established through litigation.

          Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. Our agreement with SoundExchange to pay royalties for our public performances of sound recordings by our satellite radio service expired at the end of 2006. A proceeding has commenced before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for 2007 through 2012. In October 2006, we and XM Radio filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate for our satellite radio subscription revenue. SoundExchange also submitted its direct case in this proceeding and proposed a substantially higher royalty rate than we proposed. The submission of direct cases is the beginning of a twelve to eighteen month process which, absent an agreement among the parties, will result in a determination by the Copyright Royalty Board of an applicable royalty rate.

          We cannot assure that our royalty fees will remain at current levels or that additional litigation will not arise in connection with royalty arrangements, and we cannot predict what the costs to us of a proceeding or a settlement of such a dispute or disputes might be.

Personnel

          As of December 31, 2006, we had 772 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

          Certain information regarding our executive officers is provided below:

Name	Age	Position

Mel Karmazin	63	Chief Executive Officer
Scott A. Greenstein	47	President, Entertainment and Sports
James E. Meyer	52	President, Sales and Operations
Patrick L. Donnelly	45	Executive Vice President, General Counsel and Secretary
David J. Frear	50	Executive Vice President and Chief Financial Officer

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

          Pursuant to our agreement with Mr. Karmazin, his stock options and shares of restricted stock will vest upon his termination of employment for good reason, upon his death or disability and in the event of a change in control. In the event Mr. Karmazin’s employment is terminated by us without cause, his unvested stock options and shares of restricted stock will vest and become exercisable, and he will receive his current base salary for the remainder of the term and any earned but unpaid annual bonus.

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

          Scott A. Greenstein. Mr. Greenstein has agreed to serve as our President, Entertainment and Sports, through July 2009, and we pay Mr. Greenstein an annual salary of $800,000.

          If Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum payment equal to (1) his base salary in effect from the termination date through July 2009 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through July 2009. In the event Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, disability and life insurance benefits for eighteen months following his termination.

          If, following the occurrence of a change in control, Mr. Greenstein is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Greenstein the lesser of (1) four times his base salary and (2) 80% of the multiple of base salary, if any, that our chief executive officer would be entitled to receive under his or her employment agreement if he or she was terminated without cause or terminated for good reason following such change in control. We are also obligated to continue Mr. Greenstein’s medical, disability and life insurance benefits, or pay him an amount sufficient to replace these benefits, until the third anniversary of his termination date.

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

          James E. Meyer. Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2007 and we pay Mr. Meyer an annual salary of $900,000.

          If, following the occurrence of a change in control, Mr. Meyer is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Meyer the lesser of (1) four times his base salary, and (2) 80% of the multiple of base salary, if any, that our chief executive officer would be entitled to receive under his or her employment agreement if he or she was terminated without cause or terminated for good reason following such change of control. We are also obligated to continue Mr. Meyer’s medical, disability and life insurance benefits, or pay him an amount sufficient to replace these benefits, until the third anniversary of his termination date.

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

          Upon the expiration of Mr. Meyer’s employment agreement in April 2007, we have agreed to offer Mr. Meyer a one-year consulting agreement. We expect to reimburse Mr. Meyer for all of his reasonable out-of-pocket expenses associated with the performance of his obligations under this consulting agreement, but do not expect to pay him any cash compensation. Mr. Meyer’s stock options will continue to vest and will be exercisable during the term of this consulting agreement.

          Patrick L. Donnelly. Mr. Donnelly has agreed to serve as our Executive Vice President, General Counsel and Secretary, through April 2007, and we pay Mr. Donnelly an annual base salary of $450,000.

          If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Donnelly his annual salary and the annual bonus last paid to him and to continue his medical, disability and life insurance benefits for one year.

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

          David J. Frear. Mr. Frear has agreed to serve as our Executive Vice President and Chief Financial Officer through July 2008, and we pay Mr. Frear an annual salary of $525,000.

          If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Frear his annual salary and the annual bonus last paid to him.

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

          Additional information regarding the compensation for Messrs. Karmazin, Greenstein, Meyer, Donnelly and Frear will be included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007.

Item 1A. Risk Factors

          In addition to the other information in this Annual Report on Form 10-K, including the information under the caption “Competition,” the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-

looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Failure of our satellites would significantly damage our business.

          Our three satellites were launched in 2000. We do not maintain in-orbit insurance policies covering our satellites. We estimate that two of our in-orbit satellites will have a 13 year useful life and our third in-orbit satellite will have a 15 year useful life from the time of launch. In 2006, we adjusted the useful lives of two of our in-orbit satellites from 15 years to 13 years to reflect the way we intend to operate the constellation. Our operating results would be materially adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence, and we fail to launch replacement satellites in a timely manner.

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

          Our satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced do not affect our current operations. Additional circuit failures could reduce the estimated useful life of our existing in-orbit satellites.

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

          As the holder of an FCC license to operate a satellite radio service in the United States, we are subject to FCC rules and regulations. The terms of our license require us to meet certain conditions, including designing a receiver that will permit end users to access XM Radio’s system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

          The FCC is reviewing whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its on-going inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We are taking significant steps to ensure that this situation does not happen again, including the adoption of a comprehensive compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules. We have directed manufacturers of SIRIUS radios with FM transmitters to make the necessary changes in production to bring the radios into compliance. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. We continue to study methods to improve the customer experience for our subscribers using SIRIUS radios that rely on FM transmissions. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.

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

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters. Our failure to comply with the initial special temporary authority could result in disciplinary action by the FCC, although we do not believe such action would have a material adverse effect on our business or operations.

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

          As of December 31, 2006, we had an accumulated deficit of approximately $3.8 billion. We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on our debt. If we are unable ultimately to generate sufficient revenues to become profitable, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.

          Third-party content is an important part of our service, and we compete with many parties for content. We have entered into a number of important content arrangements, including agreements with the NFL, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with the NFL expires at the end of the

2010-2011 NFL season; our agreement with Howard Stern expires in December 2010; and our agreement with NASCAR expires in 2011. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.

          In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plan. We must negotiate and enter into music programming royalty arrangements with BMI, ASCAP, SESAC and SoundExchange. We are currently party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. Such royalty arrangements may be more costly than anticipated. We cannot assure that our royalty fees will remain at current levels or that additional arbitration or litigation will not arise in connection with royalty arrangements, and we cannot predict what the costs to us of a proceeding or a settlement of such a dispute or disputes might be.

Higher than expected costs of attracting new subscribers and retaining current subscribers could adversely affect our financial performance and operating results.

          We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting and retaining subscribers are greater than expected, our financial performance and operating results could be adversely affected.

Higher subscriber turnover could adversely affect our financial performance and operating results.

          We are experiencing, and expect to continue to experience in the future, subscriber turnover, or churn. High subscriber turnover, or our inability to attract customers to our service, would adversely affect our financial performance and operating results.

Weaker than expected market and advertiser acceptance of our service could adversely affect our advertising revenue and results of operations.

          Our ability to generate advertising revenues is directly affected by the number of subscribers to our service and the amount of time subscribers spend listening to our talk and entertainment channels or our traffic and weather service. Our ability to generate advertising revenues also depends on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do.

We attract a substantial number of our new subscribers during the fourth quarter and our inability to deliver competitive products during the fourth quarter could have a material adverse affect on our operations.

          We attract a disproportionate share of our new subscribers each year during the fourth quarter because of the holiday season. For example, in 2006 we attracted approximately 33% of our new subscribers during the fourth quarter. As a result, our failure to properly manage radio inventory, respond to changing technology and competitive pressures or deliver a competitive product during the fourth quarter could significantly reduce our number of new subscribers and have an adverse affect on our operations. We also depend on third parties to manufacture, distribute, market and sell SIRIUS radios, and their failure to perform during the fourth quarter could have an adverse affect on our operations.

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

          The sale of vehicles with SIRIUS radios is an important source of subscribers for us. To the extent sales of vehicles by automakers slow, our subscriber growth could be adversely impacted. In addition, we do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of SIRIUS radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of our service and our reputation could be adversely affected.

We may be exposed to liabilities associated with the design, manufacture and distribution of SIRIUS radios.

          We do not manufacture, import, or distribute SIRIUS radios. We do design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of SIRIUS radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of SIRIUS radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws.

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

          As of December 31, 2006, we had approximately $1.1 billion of indebtedness. We may incur more debt if we believe we can raise money on favorable terms. A significant portion of our indebtedness contains restrictive covenants. Our indebtedness could:

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

Risks Relating to the Pending Merger with XM Radio

Uncertainty about the merger and diversion of management could harm us or the combined company, whether or not the merger is completed.

          In response to the announcement of the merger, existing or prospective subscribers, retailers, radio manufacturers, automakers and programming providers of ours may delay or defer their purchasing or other decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from our management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the merger is not completed by the end of 2007 as currently anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.

          Completion of the merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of our and XM Radio’s stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the merger. Failure to complete the pending merger would prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal and accounting fees, whether or not the merger is completed. In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

          The merger involves the integration of two companies that have previously operated independently. Due to legal restrictions, we have not conducted any integration planning for the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

          Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If we agree to these requirements, limitations, costs, divestitures or restrictions, our ability to realize the anticipated benefits of the merger may be impaired.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          We lease space in office buildings in New York, New York, to house our headquarters and national broadcast studios. We also lease office or studio space in Lawrenceville, New Jersey; Farmington Hills, Michigan; Nashville, Tennessee; Memphis, Tennessee; Los Angeles, California; and Houston, Texas. The aggregate annual rent for these properties was approximately $7,191,000 for the year ended December 31, 2006.

          We own property that we use for technical and engineering facilities in Vernon, New Jersey. We also lease properties in Panama and Ecuador that we use as earth stations to command and control our satellites.

Item 3. Legal Proceedings

          FCC Matters. In April 2006, we learned that two manufacturers of SIRIUS radios and XM Radio had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the Federal Communications Commission as to whether the FM transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

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

          The FCC is continuing its review of our products. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe our radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

          We have retained the services of an engineering compliance officer to report to our Vice President of Internal Audit, who then reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. In October 2006, we and XM filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate for our satellite radio subscription revenue.

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

          U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed manufacturer and distributor of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract, failed to pay monies owed under the contract, interfered with U.S. Electronics’ relationships with retailers and manufacturers, and withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators. U.S. Electronics is seeking $48 million in damages. We believe that approximately $41 million of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. We are vigorously defending this action.

          Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low closing bid price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low

Year ended December 31, 2005
First Quarter	$7.64	$5.15
Second Quarter	6.58	4.67
Third Quarter	7.39	6.39
Fourth Quarter	7.87	5.86
Year ended December 31, 2006
First Quarter	$6.57	$4.45
Second Quarter	5.41	3.68
Third Quarter	4.61	3.65
Fourth Quarter	4.29	3.54

          On February 26, 2007, the closing bid price of our common stock on the Nasdaq Global Select Market was $3.74 per share. On February 26, 2007, there were approximately 950,000 beneficial holders of our common stock. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

          Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, and with respect to the consolidated balance sheets at December 31, 2006 and 2005, are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2003 and 2002, and with respect to the consolidated balance sheets at December 31, 2004, 2003 and 2002 are derived from our consolidated financial statements audited by Ernst & Young LLP, which are not included in this Annual Report. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$637,235	$242,245	$66,854	$12,872	$805
Loss from operations	(1,067,724)	(829,140)	(678,304)	(437,530)	(313,127)
Net loss(1)	(1,104,867)	(862,997)	(712,162)	(226,215)	(422,481)
Net loss applicable to common stockholders(1)	(1,104,867)	(862,997)	(712,162)	(314,423)	(468,466)
Net loss per share applicable to common stockholders (basic and diluted)	$(0.79)	$(0.65)	$(0.57)	$(0.38)	$(6.13)
Weighted average common shares outstanding (basic and diluted)	1,402,619	1,325,739	1,238,585	827,186	76,394

Balance Sheet Data:
Cash and cash equivalents	$393,421	$762,007	$753,891	$520,979	$18,375
Marketable securities	15,500	117,250	5,277	28,904	155,327
Restricted investments	77,850	107,615	97,321	8,747	7,200
Total assets	1,658,528	2,085,362	1,957,613	1,617,317	1,340,940
Long-term debt, net of current portion	1,068,249	1,084,437	656,274	194,803	670,357
Accrued interest, net of current portion	—	—	—	—	46,914
Preferred stock	—	—	—	—	531,153
Accumulated deficit	(3,833,720)	(2,728,853)	(1,865,856)	(1,153,694)	(927,479)
Stockholders’ (deficit) equity(2)	(389,071)	324,968	1,000,633	1,325,194	36,846

(1)	Net loss and net loss applicable to common stockholders for the year ended December 31, 2003 included other income of $256,538 related to our debt restructuring.

(2)	No cash dividends were declared or paid in any of the periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          (All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

Overview:

          We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and 65 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 127 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet.

          Our music channels are available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc., received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. SIRIUS Canada offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On December 31, 2006, SIRIUS radios were available at more than 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of December 31, 2006, SIRIUS radios were available as a factory-installed option in 132 vehicle models and as a dealer-installed option in 17 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of December 31, 2006, we had 6,024,555 subscribers compared with 3,316,560 subscribers as of December 31, 2005. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.

          We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, the strength of the SIRIUS brand, and on the quality and entertainment value of our programming. We expect to concentrate our future efforts on enhancing and refining our programming, whether through additional agreements with third parties or our own creative efforts; introducing SIRIUS radios with new features and functions; and expanding the distribution of SIRIUS radios through arrangements with automakers and through additional retail points-of-sale.

          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual or a monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on some of our non-music channels and the direct sale of SIRIUS radios and accessories.

          In certain cases, automakers include a subscription to our radio service in the sale or lease price of vehicles. The length of these prepaid subscriptions vary, but is typically six months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with SIRIUS radios installed in their vehicles.

          Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs. A disproportionate percentage of our annual gross subscriber additions are acquired in the fourth quarter in connection with holiday sales. As a result, our SAC, as adjusted, per gross subscriber addition, a key operating metric for our business, is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

          During 2006, we achieved significant financial and operational milestones, including:

•	capturing 67% share of total satellite radio net additions in the fourth quarter and 62% for the year, and more than doubled our OEM subscribers;

•	entered into new agreements with Volkswagen, Audi, Kia, Rolls-Royce and Bentley;

•	introduced the Stiletto 100, the first portable satellite radio with WiFi capabilities;

•	achieved positive free cash flow in the fourth quarter 2006 - four years after adding our first subscriber; and

•

added new programming, including Howard Stern, Playboy Radio, Cosmo Radio, Blue Collar Radio, FOX News Channels, the Catholic Channel, Jerry Rice, Tony Stewart, Chelsea Football Club, Metropolitan Opera Radio and Jane Pratt.

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

          Revenue Recognition. Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

          We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

          At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the service period upon activation and sale to a customer. We also reimburse automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

          Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain mail-in rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

          We recognize revenues from the sale of advertising on some of our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to programming and content expense during the period in which the advertising is broadcast.

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

          We determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and amounts received for the non-refundable, up-front activation fee that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscriber revenue on a straight-line basis over the estimated term of a subscriber relationship.

           Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method. Prior periods are not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period. SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates.

          Effective January 1, 2006, we account for such awards at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

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

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the years ended December 31, 2005 and 2004, we used historical volatility of our stock over a period equal to the expected life of stock-based awards to estimate fair value. We estimated the fair value of awards granted during the year ended December 31, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios, which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

          We record product warranty obligations in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with standard published specifications in effect at the time of the purchase of the products by the customer. We provide a 12-month warranty on our products from purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Customers may exchange products directly to the retailer within 30 days of purchase. We record a liability for an estimate of costs that we expect to incur under our warranty guarantee when the product is shipped from the manufacturer.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

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

          FCC License. In 1997, the FCC granted us a license to operate a commercial satellite radio service in the United States. While the FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat the FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.

          We test our FCC license for impairment at least annually or more frequently if indicators of impairment exist. We use a direct approach in performing our annual impairment test for this asset, which requires estimates of future cash flows and other factors. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset. We began using the direct approach in 2005. Use of the direct approach is in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Under the direct method, if the fair value of our license is less than the aggregate carrying amount of the license, an impairment loss is recognized.

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

Results of Operation

          Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; average monthly revenue per subscriber, or ARPU; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Refer to the footnotes following our discussion of results of operations for the definitions and usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

          The following table contains a breakdown of our subscribers for the past three years:

	As of December 31,

	2006	2005	2004

Beginning subscribers	3,316,560	1,143,258	261,061
Net additions	2,707,995	2,173,302	882,197

Ending subscribers	6,024,555	3,316,560	1,143,258

Retail	4,041,826	2,465,363	911,255
OEM	1,959,009	823,693	203,469
Hertz	23,720	27,504	28,534

Ending subscribers	6,024,555	3,316,560	1,143,258

Retail	1,576,463	1,554,108	696,028
OEM	1,135,316	620,224	181,646
Hertz	(3,784)	(1,030)	4,523

Net additions	2,707,995	2,173,302	882,197

          Subscribers. We ended 2006 with 6,024,555 subscribers, an increase of 82% from the 3,316,560 subscribers as of December 31, 2005. Since December 31, 2005, we added 1,576,463 net subscribers from our retail channel and 1,135,316 net subscribers from our OEM channel, resulting in a 64% and 138% increase in our retail and OEM subscriber base, respectively. Strong contributions by DaimlerChrysler and Ford fueled this growth.

          The following table presents our key operating metrics for the past three years:

	For the Years Ended December 31,

	2006	2005	2004

Gross subscriber additions	3,758,163	2,519,301	986,556
Deactivated subscribers	1,050,168	345,999	104,359
Average monthly churn(1)(6)	1.9%	1.5%	1.6%
ARPU(2)(6)	$11.01	$10.34	$10.16
SAC, as adjusted, per gross subscriber addition (3)(6)	$114	$139	$177
Customer service and billing expenses, as adjusted, per average subscriber (4)(6)	$1.24	$2.10	$3.56
Total revenue	$637,235	$242,245	$66,854
Free cash flow (5)(6)	$(500,715)	$(333,922)	$(452,758)
Adjusted loss from operations(7)	$(513,140)	$(567,507)	$(456,209)
Net loss	$(1,104,867)	$(862,997)	$(712,162)

          ARPU. Total ARPU for the year ended December 31, 2006 was $11.01, up from $10.34 for the year ended December 31, 2005. This increase in ARPU was driven by higher net advertising revenue; the effects of mail-in rebates resulting from lower eligible activations and lower overall take rates; and the timing of the commencement of revenue recognition for prepaid subscriptions; offset by the impact of plan mix due in part to the increase in subscribers under multi-unit subscription plans. At December 31, 2006, approximately two-thirds of our subscribers were on a one-year or longer subscription plan, and approximately 16% were paying $6.99 per month under a multi-unit subscription plan.

          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $114 and $139 for the years ended December 31, 2006 and 2005, respectively. The decline was primarily attributable to lower average commission rates and decreased aftermarket and OEM average subsidy rates as we continued to reduce manufacturing and chip set costs, offset by the per subscriber effect of costs related to FM transmitter compliance with FCC rules.

          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. If competitive forces and changes in retailer promotional strategies, including the elimination of mail-in rebates by certain consumer electronics retailers, require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 41% to $1.24 for the year ended December 31, 2006 compared with $2.10 for the year ended December 31, 2005.

          We expect our costs per subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in call center and other customer care and billing operations.

          Adjusted Loss from Operations. For the year ended December 31, 2006 and 2005, adjusted loss from operations was $513,140 and $567,507, respectively, a decrease of $54,367. The decrease was primarily driven by an increase in total revenue of $394,990, which more than offset increases in operating expenses of $340,623.

          Net Loss. For the years ended December 31, 2006 and 2005, net loss was $1,104,867 and $862,997, respectively, an increase of $241,870. The increase was driven by an increase in our operating expenses to support the growth of our business, offset by an increase in total revenue of $394,990.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005 and Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

          Revenue

          Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, subscriber revenue was $575,404 and $223,615, respectively, an increase of 157% or $351,789. The increase was attributable to the growth of subscribers to our service.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, subscriber revenue was $223,615 and $62,881, respectively, an increase of 256% or $160,734. The increase was attributable to the growth of subscribers to our service.

          The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,

	2006	2005	2004

Subscription fees	$572,386	$233,635	$65,201
Activation fees	15,612	6,790	2,102
Effects of mail-in rebates	(12,594)	(16,810)	(4,422)

Total subscriber revenue	$575,404	$223,615	$62,881

          Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, churn, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

          Advertising Revenue. Advertising revenue includes the sale of advertising on some of our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, net advertising revenue was $31,044 and $6,131, respectively, an increase of $24,913. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, net advertising revenue was $6,131 and $906, respectively, an increase of $5,225. More attractive programming and increased advertiser interest resulted in an increase in spots sold.

          We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.

          Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, equipment revenue was $26,798 and $12,271, respectively, an increase of $14,527. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, equipment revenue was $12,271 and $2,898, respectively, an increase of $9,373. The increase was the result of higher sales through our direct to consumer distribution channel.

          We expect equipment revenue to increase as we continue to introduce new products and as sales through our direct to consumer distribution channel grow.

          Operating Expenses

          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, satellite and transmission expenses were $41,797 and $29,798, respectively, an increase of $11,999. Excluding stock-based compensation expense of $2,568 and $1,942 for the years ended December 31, 2006 and 2005, respectively, satellite and transmission expenses increased $11,373 from $27,856 to $39,229. This increase of $11,373 was primarily attributable to an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we will no longer need as a result of our new satellite contract. As of December 31, 2006 and 2005, we had 127 and 140 terrestrial repeaters, respectively, in operation.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, satellite and transmission expenses were $29,798 and $33,198, respectively, a decrease of $3,400. Excluding stock-based compensation expense of $1,942 and $2,041 for the years ended December 31, 2005 and 2004, respectively, satellite and transmission expenses decreased $3,301 from $31,157 to $27,856. This decrease of $3,301 was primarily attributable to a reduction in satellite insurance costs. Effective August 2004, we discontinued our in-orbit satellite insurance. Such decrease was offset by increased compensation related costs for additions to headcount. As of December 31, 2005 and 2004, we had 140 and 137 terrestrial repeaters, respectively, in operation.

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

          Programming and Content. Programming and content expenses include costs to acquire, create and produce content; on-air talent costs; and broadcast and webstreaming royalties. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, programming and content expenses were $551,989 and $118,076, respectively, an increase of $433,913. Excluding stock-based compensation expense of $321,774 and $19,469 for the years ended December 31, 2006 and 2005, respectively, programming and content expenses increased $131,608 from $98,607 to $230,215. This increase of $131,608 was primarily attributable to talent and license fees associated with new programming; broadcast and webstreaming royalties as a result of the increase in subscribers; and compensation related costs for additions to headcount. Stock-based compensation expense increased $302,305 primarily due to $224,813 associated with 34,375,000 shares of our common stock delivered to Howard Stern and his agent in January 2006. In addition, in 2006 we recorded expense associated with common stock earned upon the satisfaction of performance targets for which shares of our common stock were delivered in the first quarter of 2007.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, programming and content expenses were $118,076 and $87,252, respectively, an increase of $30,824. Excluding stock-based compensation expense of $19,469 and $23,899 for the years ended December 31, 2005 and 2004, respectively, programming and content expenses increased $35,254 from $63,353 to $98,607. This increase of $35,254 was primarily attributable to license fees associated with new programming; compensation related costs for additions to headcount; broadcast royalties as a result of the increase in our subscribers; and additional on-air talent costs due to the expansion of the programming lineup. Stock-based compensation expense decreased $4,430 primarily due to the timing of third parties achieving milestones.

          Our programming and content expenses, excluding stock-based compensation expense, will increase as we continue to develop and enhance our channels. Beginning in February 2007, our agreement with NASCAR will increase our programming and content expenses. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial costs. In addition, we expect total broadcast and webstreaming royalties, which are typically variable in nature, to increase as our subscriber base grows. We are currently a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period 2007 through 2012.

          Future expense associated with stock-based compensation is contingent upon a variety of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, customer service and billing expenses were $68,949 and $47,202, respectively, an increase of $21,747. Excluding stock-based compensation expense of $812 and $549 for the years ended December 31, 2006 and 2005, respectively, customer service and billing expenses increased $21,484 from $46,653 to $68,137. This increase of $21,484 was primarily due to call center operating costs necessary to accommodate our subscriber base and transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding stock-based compensation expense, increased 46% compared with an increase in our end of period subscribers of 82% year over year.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, customer service and billing expenses were $47,202 and $22,780, respectively, an increase of $24,422. Excluding stock-based compensation expense of $549 and $439 for the years ended December 31, 2005 and 2004, respectively, customer service and billing expenses increased $24,312 from $22,341 to $46,653. This increase of $24,312 was primarily due to call center operating costs necessary to accommodate our subscriber base and transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding stock-based compensation expense, increased 109% compared with an increase in our end of period subscribers of 190% year over year.

          We expect our customer care and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs and transaction fees necessary to serve a larger subscriber base.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, cost of equipment was $35,233 and $11,827, respectively, an increase of $23,406. The increase was primarily attributable to higher sales volume and per unit costs as we continued to introduce new products through our direct to consumer distribution channel.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, cost of equipment was $11,827 and $3,467, respectively, an increase of $8,360. The increase was primarily attributable to higher sales volume through our direct to consumer distribution channel.

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

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, sales and marketing expenses were $242,035 and $212,741, respectively, an increase of $29,294. Excluding stock-based compensation expense of $19,543 and $42,149 for the years ended December 31, 2006 and 2005, respectively, sales and marketing expenses increased $51,900 from $170,592 to $222,492. This increase of $51,900 was primarily due to increased residuals; OEM revenue share as a result of a 138% increase in our OEM subscriber base; cooperative marketing and advertising costs; and compensation related costs. This 30% increase in sales and marketing expenses, excluding stock-based compensation expense, compared with a 163% increase in total revenue from $242,245 for the year ended December 31, 2005 to $637,235 for the year ended December 31, 2006. Stock-based compensation expense decreased $22,606 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, sales and marketing expenses were $212,741 and $202,848, respectively, an increase of $9,893. Excluding stock-based compensation expense of $42,149 and $48,353 for the years ended December 31, 2005 and 2004, respectively, sales and marketing expenses increased $16,097 from $154,495 to $170,592. This increase of $16,097 was primarily due to increased residuals; OEM revenue share as a result of the increase in our subscriber base; cooperative marketing and advertising for both the holiday season and the rollout of new products in the retail distribution channel; and compensation related costs. These increases were offset in part by reductions in costs for the expiration of certain sponsorships in 2004 and certain retail costs associated with sales efforts for the RadioShack rollout in 2004. Stock-based compensation expense decreased $6,204 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect sales and marketing expenses, excluding stock-based compensation expense, to increase as we continue to build brand awareness through national advertising and promotional activities, expand OEM distribution of SIRIUS radios resulting in increased revenue share payments to automakers, and expand our subscriber retention efforts. Beginning in 2007, our agreement with NASCAR will increase sponsorship costs that are included in our sales and marketing expense.

          Future expense associated with stock-based compensation is contingent upon a variety of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios, which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, subscriber acquisition costs were $451,614 and $399,350, respectively, an increase of 13% or $52,264. Excluding stock-based compensation expense of $31,898 and $49,709 for the years ended December 31, 2006 and 2005, respectively, subscriber acquisition costs increased 20%, or $70,075, from $349,641 to $419,716. This increase of $70,075 was primarily attributable to increased OEM hardware subsidies due to higher production volume and costs related to FM transmitter compliance with FCC rules, offset by decreased aftermarket hardware subsidies as we continued to reduce manufacturing and chip set costs. Stock-based compensation expense decreased $17,811 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, subscriber acquisition costs were $399,350 and $206,851, respectively, an increase of 93% or $192,499. Excluding stock-based compensation expense of $49,709 and $33,149 for the years ended December 31, 2005 and 2004, respectively, subscriber acquisition costs increased 101%, or $175,939, from $173,702 to $349,641. This increase of $175,939 was attributable to higher shipments of SIRIUS radios and chip sets and increases in commissions to support a 155% increase in gross subscriber additions from 986,556 for the year ended December 31, 2004 to 2,519,301 for the year ended December 31, 2005, offset by reductions in average subsidy rates as we continued to reduce manufacturing and chip set costs. Stock-based compensation expense increased $16,560 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect total subscriber acquisition costs, excluding stock-based compensation expense, to decrease in 2007 as increases in our gross subscriber additions are offset by continuing declines in the costs of subsidized components of SIRIUS radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

          Future expense associated with stock-based compensation is contingent upon a variety of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs and bad debt expense.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, general and administrative expenses were $137,466 and $87,555, respectively, an increase of $49,911. Excluding stock-based compensation expense of $49,928 and $27,724 for the years ended December 31, 2006 and 2005, respectively, general and administrative expenses increased $27,707 from $59,831 to $87,538. This increase of $27,707 was primarily a result of legal fees, employment-related costs and bad debt expense to support the growth of our business. Stock-based compensation expense increased $22,204 primarily as a result of the adoption of SFAS No. 123R, offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, general and administrative expenses were $87,555 and $57,905, respectively, an increase of $29,650. Excluding stock-based compensation expense of $27,724 and $13,877 for the years ended December 31, 2005 and 2004, respectively, general and administrative expenses increased $15,803 from $44,028 to $59,831. This increase of $15,803 was primarily a result of additional employment-related costs and rent and occupancy costs to support the growth of our business and bad debt expense. Stock-based compensation expense increased $13,847 primarily due to expense associated with grants of restricted stock and restricted stock units and modifications of existing stock-based awards.

          We expect our general and administrative expenses, excluding stock-based compensation expense, to increase in future periods as a result of higher personnel, information technology, and facilities costs, as well as increased legal fees and bad debt expenses to support the growth of our business.

          Future expense associated with stock-based compensation is contingent upon a variety of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, engineering, design and development expenses were $70,127 and $66,281, respectively, an increase of $3,846. Excluding stock-based compensation expense of $11,395 and $21,536 for the years ended December 31, 2006 and 2005, respectively, engineering, design and development expenses increased $13,987 from $44,745 to $58,732. This increase of $13,987 was primarily attributable to OEM tooling and manufacturing upgrades and receiver integration for factory installations of SIRIUS radios, development costs associated with the manufacturing of SIRIUS radios and additional personnel-related costs to support research and development efforts. Stock-based compensation expense decreased $10,141 primarily due to the timing of third parties achieving certain production milestones.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, engineering, design and development expenses were $66,281 and $35,487, respectively, an increase of $30,794. Excluding stock-based compensation expense of $21,536 and $4,967 for the years ended December 31, 2005 and 2004, respectively, engineering, design and development expenses increased $14,225 from $30,520 to $44,745. This increase of $14,225 was primarily attributable to additional personnel-related costs to support research and development efforts, costs associated with OEM tooling and manufacturing upgrades to support factory installations of SIRIUS radios and development costs for our next generation of radios. These increases were offset by decreases in chip set development costs. Stock-based compensation expense increased $16,569 primarily due to the timing of third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding stock-based compensation expense, to decrease in 2007, as we incorporated SIRIUS radios and accessories in a significant number of additional vehicle models in 2006 and incurred related non-recurring engineering expenses in that year.

          We expect expense associated with stock-based compensation to decrease in 2007 as performance milestones pursuant to a certain third party agreement were achieved in 2006.

          Other Income (Expense)

          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, interest and investment income was $33,320 and $26,878, respectively, an increase of $6,442. The increase was primarily attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, interest and investment income was $26,878 and $9,713, respectively, an increase of $17,165. The increase was attributable to higher interest rates and the increase in our average cash, cash equivalents and marketable securities balance as a result of funds raised through offerings of debt securities.

          Interest Expense. Interest expense includes interest on outstanding debt, offset by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

2006 vs 2005: For the years ended December 31, 2006 and 2005, interest expense was $64,032 and $45,361, respectively, an increase of $18,671. The increase was primarily the result of a full year of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense both as a result of the 2005 redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 and $4,205 of interest capitalized for the construction and launch of our new satellite.

•

2005 vs 2004: For the years ended December 31, 2005 and 2004, interest expense was $45,361 and $41,386, respectively, an increase of $3,975. The increase was primarily due to interest expense resulting from the issuance of our 9 5/8% Senior Notes due 2013 in August 2005 and a full year of interest expense from our 3¼% Convertible Notes due 2011 issued in October 2004 and our 2 ½% Convertible Notes due 2009 issued in the first quarter of 2004. This increase was offset by debt conversion costs in 2004 of $19,592 as a result of the issuance of 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest, and a decrease in interest expense resulting from the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009 in the third quarter of 2005.

          Loss from Redemption of Debt. For the year ended December 31, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14½% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.

          Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss. We recorded $4,445 and $6,938 for the years ended December 31, 2006 and 2005, respectively, for our share of SIRIUS Canada’s net loss.

          As of December 31, 2006, our investment in SIRIUS Canada is $0 as we have fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.

          Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	2006 vs 2005: We recorded income tax expense of $2,065 and $2,311 for the years ended December 31, 2006 and 2005, respectively.

•	2005 vs 2004: We recorded income tax expense of $2,311 and $4,201 for the years ended December 31, 2005 and 2004, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Years Ended December 31,

	2006	2005	2004

Subscriber revenue	$575,404	$223,615	$62,881
Net advertising revenue	31,044	6,131	906

Total subscriber and net advertising revenue	$606,448	$229,746	$63,787
Daily weighted average number of subscribers	4,591,693	1,851,149	523,219
ARPU	$11.01	$10.34	$10.16

(3)

SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Years Ended December 31,

	2006	2005	2004

Subscriber acquisition costs	$451,614	$399,350	$206,851
Less: stock-based compensation	(31,898)	(49,709)	(33,149)
Add: margin from direct sale of SIRIUS radios and accessories	8,435	(444)	569

SAC, as adjusted	$428,151	$349,197	$174,271
Gross subscriber additions	3,758,163	2,519,301	986,556
SAC, as adjusted, per gross subscriber addition	$114	$139	$177

(4)

Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Years Ended December 31,

	2006	2005	2004

Customer service and billing expenses	$68,949	$47,202	$22,780
Less: stock-based compensation	(812)	(549)	(439)

Customer service and billing expenses, as adjusted	$68,137	$46,653	$22,341
Daily weighted average number of subscribers	4,591,693	1,851,149	523,219
Customer service and billing expenses, as adjusted, per average subscriber	$1.24	$2.10	$3.56

(5)	Free cash flow is derived from cash flow used in operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Years Ended December 31,

	2006	2005	2004

Net cash used in operating activities	$(414,549)	$(269,994)	$(334,463)
Additions to property and equipment	(99,827)	(49,888)	(28,589)
Restricted and other investment activity	13,661	(14,040)	(89,706)

Free cash flow	$(500,715)	$(333,922)	$(452,758)

(6)

Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

We believe the exclusion of stock-based compensation expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of stock-based compensation expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

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

(7)

We refer to net loss before taxes; other income (expense) - including interest and investment income, interest expense, loss from redemption of debt and equity in net loss of affiliate; depreciation; impairment charges; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under generally accepted accounting principles. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of stock-based compensation expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. Finally, we believe that the exclusion of our equity in net loss of affiliate (SIRIUS Canada Inc.) is useful to assess the performance of our core consolidated operations in the continental United States. To compensate for the exclusion of taxes, other income (expense), depreciation, impairment charges and stock-based compensation expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation, impairment charges and stock-based compensation expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

	For the Years Ended December 31,

	2006	2005	2004

Net loss	$(1,104,867)	$(862,997)	$(712,162)
Impairment loss	10,917	—	—
Depreciation	105,749	98,555	95,370
Stock-based compensation	437,918	163,078	126,725
Other income (expense)	35,078	31,546	29,657
Income tax expense	2,065	2,311	4,201

Adjusted loss from operations	$(513,140)	$(567,507)	$(456,209)

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2006 Compared with Year Ended December 31, 2005 and for the Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

          As of December 31, 2006, 2005 and 2004, we had $393,421, $762,007 and $753,891, respectively, in cash and cash equivalents.

	For the Years ended December 31,			Variances

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Net cash used in operating activities	$(414,549)	$(269,994)	$(334,463)	$(144,555)	$64,469
Net cash provided by (used in) investing activities	20,176	(175,821)	(92,852)	195,997	(82,969)
Net cash provided by financing activities	25,787	453,931	660,227	(428,144)	(206,296)

Net (decrease) increase in cash and cash equivalents	(368,586)	8,116	232,912	(376,702)	(224,796)
Cash and cash equivalents at beginning of period	762,007	753,891	520,979	8,116	232,912

Cash and cash equivalents at end of period	$393,421	$762,007	$753,891	$(368,586)	$8,116

Net Cash Used in Operating Activities.

•

2006 vs 2005: Net cash used in operating activities increased $144,555 to $414,549 for the year ended December 31, 2006 from $269,994 for the year ended December 31, 2005. Such increase in the net outflows of cash was attributable to payments for increased operating expenses to support the growth of our subscriber base from 3,316,560 subscribers at December 31, 2005 to 6,024,555 subscribers at December 31, 2006; higher purchases of inventory to support production of SIRIUS radios and higher sales volumes through our direct to consumer distribution channel; and prepayments for new programming and distribution arrangements entered into in 2006; offset by cash collected for subscribers electing annual and other prepaid subscription programs compared with the prior year.

•

2005 vs 2004: Net cash used in operating activities decreased $64,469 to $269,994 for the year ended December 31, 2005 from $334,463 for the year ended December 31, 2004. Such decrease in the net outflows of cash was attributable to cash received for subscribers electing annual and other prepaid subscription programs and the effects of payments made in 2004 for future services pursuant to certain programming agreements. These positive impacts to cash flow were offset by payments for increased operating expenses to support the growth of our subscriber base.

Net Cash Used in Investing Activities.

•

2006 vs 2005: Net cash provided by investing activities was $20,176 for the year ended December 31, 2006 compared with net cash used in investing activities of $175,821 for the year ended December 31, 2005. The $195,997 increase was primarily a result of sales of auction rate securities in 2006, offset by an increase in capital expenditures from $49,888 for the year ended December 31, 2005 to $99,827 for the year ended December 31, 2006 primarily as a result of costs associated with our satellite construction and launch vehicle.

•

2005 vs 2004: Net cash used in investing activities increased $82,969 to $175,821 for the year ended December 31, 2005 from $92,852 for the year ended December 31, 2004. The increase was primarily a result of purchasing $148,900 of auction rate securities with the proceeds from the offering of our 9 5⁄8% Senior Notes due 2013, of which we sold $31,850, for the year ended December 31, 2005, offset by payments deposited in escrow pursuant to certain agreements.

          We will incur significant capital expenditures to construct and launch our new satellite and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Net Cash Provided by Financing Activities.

•

2006 vs 2005: Net cash provided by financing activities decreased $428,144 to $25,787 for the year ended December 31, 2006 from $453,931 for the year ended December 31, 2005. The decrease was primarily a result of the offering of $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 in August 2005 resulting in net proceeds to us of $493,005.

•

2005 vs 2004: Net cash provided by financing activities decreased $206,296 to $453,931 for the year ended December 31, 2005 from $660,227 for the year ended December 31, 2004. In 2005, we raised net proceeds of $493,005 through the offering of $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013. In 2004, we raised net proceeds of $614,438 through the offering of 25,000,000 shares of our common stock resulting in net proceeds of $96,025, $230,000 in aggregate principal amount of our 3¼% Convertible Notes due 2011 resulting in net proceeds of $224,813, and $300,000 in aggregate principal amount of our 2½% Convertible Notes due 2009 resulting in net proceeds of $293,600. We also received proceeds from the exercise of options of $18,543 and $26,051 for the years ended December 31, 2005 and 2004, respectively, and proceeds from the exercise of warrants of $19,850 for the year ended December 31, 2004.

Financings and Capital Requirements

          We have financed our operations through the sale of debt and equity securities. In 2006, we did not enter into any new debt or equity financing transactions. However, in 2005 and 2004 we had the following transactions:

•	in August 2005, we sold $500,000 in aggregate principal amount of our 9 5⁄8% Senior Notes due 2013 resulting in net proceeds of $493,005;

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

Future Liquidity and Capital Resource Requirements

          Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. In light of our pending merger with XM Radio, and the uncertainty surrounding the timing and financial impact, we are no longer currently providing cash flow guidance. Our first quarter of positive free cash flow was reached in the fourth quarter of 2006. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

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

          As of December 31, 2006, approximately 75,879,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of December 31, 2006, approximately 86,524,000 shares of our common stock were available for grant under the 2003 Plan. During the year ended December 31, 2006, employees exercised 19,284,495 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $26,679. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

          We have entered into various contracts that contain significant cash obligations. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt obligations	$—	$36,505	$301,744	$—	$230,000	$500,000	$1,068,249
Cash interest payments	64,755	64,391	59,856	55,600	55,559	97,320	397,481
Lease obligations	9,079	9,391	9,345	9,161	8,424	26,502	71,902
Satellite and transmission	27,765	79,165	39,869	2,010	1,720	6,617	157,146
Programming and content	122,365	123,549	146,211	147,647	38,660	27,667	606,099
Customer service and billing	3,492	45	—	—	—	—	3,537
Marketing and distribution	80,289	31,534	22,743	26,153	18,173	5,500	184,392
Chip set development and production	7,022	—	—	—	—	—	7,022
Other	7,098	11,575	9	—	—	—	18,682

Total contractual cash commitments	$321,865	$356,155	$579,777	$240,571	$352,536	$663,606	$2,514,510

          Long-Term Debt Obligations. Long-term debt obligations include principal payments on our outstanding debt. The amounts presented assume that the debt will not be converted to common stock since conversion is outside of our control.

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

          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we pay royalties for public performances of music to various rights organizations.

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

          Other. We have entered into various agreements with third parties for general operating and strategic purposes. Amounts associated with these agreements are included in the commitments table.

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

          Under the terms of a joint development agreement with XM Radio, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in the accompanying unaudited consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but we do not expect that these expenditures will be material.

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2006 and 2005, $77,850 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of December 31, 2006, we have not entered into any off-balance sheet arrangements or transactions.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We are currently evaluating the impact of the adoption, if any, that SFAS No. 157 will have on our consolidated results of operations and financial position.

          In September 2006, the FASB issued EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-1 is effective for annual reporting periods beginning after June 15, 2007. We are currently evaluating the effects that EITF No. 06-1 will have on our consolidated results of operations and financial position.

          In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that for taxes within the scope of the issue, a company may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF No. 06-3 is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF No. 06-3 effective January 1, 2007. The adoption of EITF No. 06-3 will not have a material impact on our consolidated results of operations or financial position.

          In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 will not have a material impact on our consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

          (All dollar amounts referenced in this Item 7A are in thousands, unless otherwise stated)

          As of December 31, 2006, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of United States government notes, certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-

term maturity of auction rate securities, from the investor’s perspective, such securities are priced and subsequently traded as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of December 31, 2006, we held approximately $10,850 in auction rate securities.

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

Item 8. Financial Statements and Supplementary Data

          See Index to Consolidated Financial Statements contained in Item 15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Controls and Procedures

          We have performed an evaluation under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in our disclosure controls and procedures during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2006.

          Ernst & Young LLP, our independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, a copy of which is included in this Annual Report on Form 10-K.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by this Item 10 is included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007, and is incorporated herein by reference.

Item 11. Executive Compensation

          The information required by this item is included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

          The information required by this item is included in our definitive proxy statement for our 2007 annual meeting of stockholders to be held on Thursday, May 24, 2007, and is incorporated herein by reference.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2007.

SIRIUS SATELLITE RADIO INC.

By:	/s/ DAVID J. FREAR

David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH P. CLAYTON	Chairman of the Board of Directors and Director	March 1, 2007

(Joseph P. Clayton)

/s/ MEL KARMAZIN	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

(Mel Karmazin)

/s/ DAVID J. FREAR	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

(David J. Frear)

/s/ ADRIENNE E. CALDERONE	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2007

(Adrienne E. Calderone)

/s/ LEON D. BLACK	Director	March 1, 2007

(Leon D. Black)

/s/ LAWRENCE F. GILBERTI	Director	March 1, 2007

(Lawrence F. Gilberti)

/s/ JAMES P. HOLDEN	Director	March 1, 2007

(James P. Holden)

/s/ WARREN N. LIEBERFARB	Director	March 1, 2007

(Warren N. Lieberfarb)

	Director	March 1, 2007

(Michael J. McGuiness)

/s/ JAMES F. MOONEY	Director	March 1, 2007

(James F. Mooney)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiaries:

          We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

           As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.

/s/ ERNST & YOUNG LLP

New York, NY

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sirius Satellite Radio Inc.:

          We have audited management’s assessment, included in the accompanying Item 9A, that Sirius Satellite Radio Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

           We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

           A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY
February 23, 2007

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,

	2006	2005	2004

Revenue:
Subscriber revenue, including effects of mail-in rebates	$575,404	$223,615	$62,881
Advertising revenue, net of agency fees	31,044	6,131	906
Equipment revenue	26,798	12,271	2,898
Other revenue	3,989	228	169

Total revenue	637,235	242,245	66,854
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	41,797	29,798	33,198
Programming and content	551,989	118,076	87,252
Customer service and billing	68,949	47,202	22,780
Cost of equipment	35,233	11,827	3,467
Sales and marketing	242,035	212,741	202,848
Subscriber acquisition costs	451,614	399,350	206,851
General and administrative	137,466	87,555	57,905
Engineering, design and development	70,127	66,281	35,487
Depreciation	105,749	98,555	95,370

Total operating expenses	1,704,959	1,071,385	745,158

Loss from operations	(1,067,724)	(829,140)	(678,304)
Other income (expense):
Interest and investment income	33,320	26,878	9,713
Interest expense, net of amounts capitalized	(64,032)	(45,361)	(41,386)
Loss from redemption of debt	—	(6,214)	—
Equity in net loss of affiliate	(4,445)	(6,938)	—
Other income	79	89	2,016

Total other income (expense)	(35,078)	(31,546)	(29,657)

Loss before income taxes	(1,102,802)	(860,686)	(707,961)
Income tax expense	(2,065)	(2,311)	(4,201)

Net loss	$(1,104,867)	$(862,997)	$(712,162)

Net loss per share (basic and diluted)	$(0.79)	$(0.65)	$(0.57)

Weighted average common shares outstanding (basic and diluted)	1,402,619	1,325,739	1,238,585

(1)	Amounts related to stock-based compensation included in other operating expenses were as follows:

Satellite and transmission	$2,568	$1,942	$2,041
Programming and content	321,774	19,469	23,899
Customer service and billing	812	549	439
Sales and marketing	19,543	42,149	48,353
Subscriber acquisition costs	31,898	49,709	33,149
General and administrative	49,928	27,724	13,877
Engineering, design and development	11,395	21,536	4,967

Total stock-based compensation	$437,918	$163,078	$126,725

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$393,421	$762,007
Marketable securities	15,500	117,250
Accounts receivable, net of allowance for doubtful accounts of $3,183 and $1,550 at December 31, 2006 and 2005, respectively	24,189	31,688
Receivables from distribution partners	46,825	26,513
Inventory	34,502	14,256
Prepaid expenses	52,588	18,248
Restricted investments	25,000	25,165
Other current assets	25,241	16,321

Total current assets	617,266	1,011,448
Property and equipment, net	810,389	828,357
FCC license	83,654	83,654
Restricted investments, net of current portion	52,850	82,450
Deferred financing fees	13,166	16,303
Other long-term assets	81,203	63,150

Total assets	$1,658,528	$2,085,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$437,913	$331,953
Accrued interest	24,782	23,546
Deferred revenue	412,370	251,468

Total current liabilities	875,065	606,967
Long-term debt	1,068,249	1,084,437
Deferred revenue, net of current portion	76,580	56,479
Other long-term liabilities	27,705	12,511

Total liabilities	2,047,599	1,760,394

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,434,635,501 and 1,346,226,851 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,435	1,346
Additional paid-in capital	3,443,214	3,079,169
Deferred compensation	—	(26,694)
Accumulated deficit	(3,833,720)	(2,728,853)

Total stockholders’ (deficit) equity	(389,071)	324,968

Total liabilities and stockholders’ equity	$1,658,528	$2,085,362

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Deferred Compensation
						Accumulated Deficit
	Shares	Amount					Total
Balances, December 31, 2003	1,137,758,947	$1,138	$2,525,135	$(47,411)	$26	$(1,153,694)	$1,325,194
Net loss	—	—	—	—	—	(712,162)	(712,162)
Change in unrealized loss on available-for-sale securities	—	—	—	—	(50)	—	(50)

Total comprehensive loss							$(712,212)

Sale of common stock, par value $0.001 per share, $3.87 per share, net of expenses	25,000,000	25	96,000	—	—	—	96,025
Issuance of common stock to employees and employee benefit plans	3,942,133	4	1,624	—	—	—	1,628
Issuance of common stock to third parties	99,602	—	280	—	—	—	280
Compensation in connection with the issuance of stock-based awards	—	—	87,029	—	—	—	87,029
Issuance of stock-based awards	—	—	33,499	(33,499)	—	—	—
Cancellation of stock-based awards	—	—	(703)	703	—	—	—
Amortization of deferred compensation	—	—	—	29,244	—	—	29,244
Issuance of equity to the NFL	15,173,070	15	40,952	—	—	—	40,967
Exercise of options, $0.49 to $7.61 per share	17,447,086	18	26,042	—	—	—	26,060
Exchange of 3½% Convertible Notes due 2008, including accrued interest	56,409,853	56	86,512	—	—	—	86,568
Exercise of warrants, $0.92 and $1.04 per share	21,091,943	21	19,829	—	—	—	19,850

Balances, December 31, 2004	1,276,922,634	1,277	2,916,199	(50,963)	(24)	(1,865,856)	1,000,633
Net loss	—	—	—	—	—	(862,997)	(862,997)
Change in unrealized gain on available-for-sale securities	—	—	—	—	24	—	24

Total comprehensive loss							$(862,973)

Issuance of common stock to employees and employee benefit plans	2,773,776	3	3,366	—	—	—	3,369
Issuance of common stock to third parties	38,580	—	480	—	—	—	480
Compensation in connection with the issuance of stock-based awards	—	—	109,112	—	—	—	109,112
Issuance of stock-based awards	—	—	18,300	(18,300)	—	—	—
Cancellation of stock-based awards	—	—	(1,333)	1,333	—	—	—
Amortization of deferred compensation	—	—	—	41,236	—	—	41,236
Exercise of options, $0.67 to $5.32 per share	14,460,738	14	18,803	—	—	—	18,817
Exchange of 3½% Convertible Notes due 2008, including accrued interest	10,548,545	11	14,283	—	—	—	14,294
Exercise of warrants, $0.92 to $2.392 per share	41,482,578	41	(41)	—	—	—	—

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$—	$(2,728,853)	$324,968

table continued on next page

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
(In thousands, except share and per share amounts)

table continued from previous page

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Deferred Compensation
						Accumulated Deficit
	Shares	Amount					Total

Net loss	—	—	—	—	—	(1,104,867)	(1,104,867)
Issuance of common stock to employees and employee benefit plans	20,063,322	20	22,253	—	—	—	22,273
Issuance of common stock to third parties	34,467,869	35	224,917	—	—	—	224,952
Compensation in connection with the issuance of stock-based awards	—	—	100,923	—	—	—	100,923
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No.123R	—	—	(26,694)	26,694	—	—	—
Exercise of options, $0.47 to $3.93 per share	19,284,495	19	26,660	—	—	—	26,679
Exercise of warrants, $2.392 per share	2,862,533	3	(3)	—	—	—	—
Exchange of 3½% Convertible Notes due 2008, including accrued interest	11,730,431	12	15,989	—	—	—	16,001

Balances, December 31, 2006	1,434,635,501	$1,435	$3,443,214	$—	$—	$(3,833,720)	$(389,071)

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(1,104,867)	$(862,997)	$(712,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,749	98,555	95,370
Non-cash interest expense	3,107	3,169	21,912
Provision for doubtful accounts	7,513	4,311	1,648
Non-cash equity in net loss of affiliate	4,445	6,938	—
Non-cash loss from redemption of debt	—	712	—
Loss on disposal of assets	1,661	1,028	70
Impairment loss	10,917	—	—
Stock-based compensation	437,918	163,078	126,725
Deferred income taxes	2,065	2,311	4,201
Changes in operating assets and liabilities:
Marketable securities	—	16	(292)
Accounts receivable	(14)	(28,440)	(7,684)
Receivables from distribution partners	(20,312)	(17,265)	(8,031)
Inventory	(20,246)	(6,329)	(1,850)
Prepaid expenses and other current assets	(42,367)	(11,864)	2,395
Other long-term assets	(19,331)	6,476	(44,563)
Accounts payable and accrued expenses	33,519	145,052	108,511
Accrued interest	1,239	17,813	4,689
Deferred revenue	181,003	210,947	78,541
Other long-term liabilities	3,452	(3,505)	(3,943)

Net cash used in operating activities	(414,549)	(269,994)	(334,463)

Cash flows from investing activities:
Additions to property and equipment	(99,827)	(49,888)	(28,589)
Sales of property and equipment	127	72	443
Purchases of restricted and other investments	(12,339)	(25,037)	(89,706)
Release of restricted investments	26,000	10,997	—
Purchases of available-for-sale securities	(123,500)	(148,900)	—
Sales of available-for-sale securities	229,715	36,935	25,000

Net cash provided by (used in) investing activities	20,176	(175,821)	(92,852)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	—	493,005	518,413
Proceeds from issuance of common stock, net	—	—	96,025
Redemption of debt	—	(57,609)	—
Proceeds from exercise of stock options	25,787	18,543	26,051
Proceeds from exercise of warrants	—	—	19,850
Other	—	(8)	(112)

Net cash provided by financing activities	25,787	453,931	660,227

Net (decrease) increase in cash and cash equivalents	(368,586)	8,116	232,912
Cash and cash equivalents at the beginning of period	762,007	753,891	520,979

Cash and cash equivalents at the end of period	$393,421	$762,007	$753,891

Supplemental Disclosure of Cash and Non-Cash Flow Information

Cash paid during the period for:
Interest, net of amounts capitalized	$59,929	$24,387	$14,920
Income taxes	583	158	—
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,243	4,824	913
Non-cash investing and financing activities:
Release of restriction on marketable securities	4,750	—	—
Common stock issued in exchange of 3½% Convertible Notes due 2008, including accrued interest	16,001	14,294	86,568
Common stock issued to third parties	224,952	—	40,967

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

1. Business

          We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 65 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 127 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of December 31, 2006, we had 6,024,555 subscribers.

          Our music channels are available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our traffic and weather data services are not included in our subscriber count.

          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc., received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. In December 2005, SIRIUS Canada launched service in Canada with 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.

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

          Significant estimates inherent in the preparation of the accompanying consolidated financial statements include allowances for doubtful accounts; depreciable lives of our assets; stock-based compensation; mail-in rebates; certain subscriber acquisition costs, including product warranty obligations; asset retirement obligations; and impairments.

     Revenue Recognition

          Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

          We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

          At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the service period upon activation and sale to a customer. We also reimburse automakers

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

          Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future as historical data becomes available.

          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain mail-in rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

          We recognize revenues from the sale of advertising on some of our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue includes advertising sold in exchange for goods or services (barter) recorded at fair value. Revenue from barter transactions is recognized when the advertising is broadcast and goods or services exchanged are received. Goods or services received are charged to expense when received and/or used. Barter transactions are not significant to our consolidated financial statements. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to programming and content expense during the period in which the advertising is broadcast.

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

          We determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and amounts received for the non-refundable, up-front activation fee that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscriber revenue on a straight-line basis over the estimated term of a subscriber relationship.

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

          The following table reflects net loss and net loss per share had stock-based compensation to employees and members of our board of directors been recorded based on the fair value method under SFAS No. 123 for the periods set forth below:

	For the Years Ended December 31,

	2005	2004

Net loss—as reported	$(862,997)	$(712,162)
Stock-based compensation to employees and members of our board of directors	47,915	35,434
Stock-based compensation to employees and members of our board of directors —pro forma	(94,677)	(62,491)

Net loss—pro forma	$(909,759)	$(739,219)

Net loss per share:
Basic and diluted—as reported	$(0.65)	$(0.57)
Basic and diluted—pro forma	$(0.69)	$(0.60)

          Pursuant to SFAS 123R, we recognized $70,392 of compensation cost for stock-based awards granted to employees and members of our board of directors for the year ended December 31, 2006. This compared to $47,915 and $35,434 of compensation cost for stock-based awards granted to employees and members of our board of directors recognized pursuant to APB No. 25 for the years ended December 31, 2005 and 2004, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at December 31, 2006, net of estimated forfeitures, is $105,146 and is expected to be recognized over a weighted-average period of three years.

          Prior to January 1, 2006, we accounted for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123. Effective January 1, 2006, we account for such awards at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

          Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units. Charges associated with such stock-based awards are referred to by us as stock-based compensation.

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

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the years ended December 31, 2005 and 2004, we used historical volatility of our stock over a period equal to the expected life of stock-based awards to estimate fair value. We estimated the fair value of awards granted during the year ended December 31, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          The following table summarizes the weighted-average assumptions used to compute reported and pro forma stock-based compensation to employees and members of our board of directors for the periods set forth below:

	For the Years Ended December 31,

	2006	2005	2004

		(pro forma)	(pro forma)
Risk-free interest rate	4.20%	4.18%	3.85%
Expected life of options—years	4.45	5.07	6.23
Expected stock price volatility	60%	89%	110%
Expected dividend yield	N/A	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Years Ended December 31,

	2006	2005	2004

Risk-free interest rate	4.29-5.23%	2.83-4.58%	1.99-4.69%
Expected life of options—years	1.67-10.00	1.00-9.93	1.00-10.00
Expected stock price volatility	60%	56-116%	56-116%
Expected dividend yield	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

financing activities. No income tax benefits have been realized from stock option exercises during the years ended December 31, 2006, 2005 and 2004 because a valuation allowance was recorded for all net deferred tax assets.

     Subscriber Acquisition Costs

          Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios which are included in sales and marketing expense. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

          We record product warranty obligations in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with standard published specifications in effect at the time of the purchase of the products by the customer. We provide a 12-month warranty on our products from purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Customers may exchange products directly to the retailer within 30 days of purchase. We record a liability for an estimate of costs that we expect to incur under our warranty guarantee when the product is shipped from the manufacturer.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  We periodically assess the adequacy of our warranty liability based on changes in these factors.

          The following table reconciles the beginning and ending aggregate product warranty liability:

Product Warranty Liability

Balance, December 31, 2005	$1,434
Accrual for warranties issued during the period	7,127
Settlements during the period	(3,520)

Balance, December 31, 2006	$5,041

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

     Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $46,460, $53,401 and $26,121, respectively, and are included in engineering, design and development expenses.

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

     Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 194,000,000, 235,000,000 and 190,000,000 were not considered in the calculation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, as the effect would have been anti-dilutive.

     Comprehensive (Loss) Income

          We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities were the only component of our other comprehensive loss for the years ended December 31, 2005 and 2004. There were no unrealized gains and losses on available-for-sale securities for the year ended December 31, 2006. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was $1,104,867, $862,973 and $712,212, respectively.

     Cash and Cash Equivalents

          Cash and cash equivalents consist of cash on hand, money market funds and investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.

     Investments

          Our investments consist of the following:

	As of December 31,

	2006	2005

Marketable securities	$15,500	$117,250
Restricted investments	77,850	107,615
Investment, stated at cost	5,000	—

Total investments	$98,350	$224,865

          Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. For the years ended December 31, 2006 and 2005, certificates of deposit were $4,650 and

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

$200, respectively, and auction rate securities were $10,850 and $117,050, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and subsequently trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $229,715, $36,935 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no unrealized holding gains or losses on marketable securities as of December 31, 2006 and 2005.

          Restricted Investments

          As of December 31, 2006 and 2005, short-term restricted investments of $25,000 and $25,165, respectively, included certificates of deposit placed in escrow primarily for the benefit of a third party pursuant to a programming agreement.

          As of December 31, 2006 and 2005, long-term restricted investments of $52,850 and $82,450, respectively, included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

          Cost Method Investment

          In September 2006, we invested in a third party for strategic purposes. We account for this investment under the cost method. The carrying value of our investment was $5,000 at December 31, 2006 and is included in other long-term assets in our accompanying consolidated balance sheet.

          Equity Method Investment

          We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying consolidated statements of operations. We recorded $4,445 and $6,938 for the years ended December 31, 2006 and 2005, respectively, for our share of SIRIUS Canada’s net loss.

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

     Inventory

          Inventory consists of finished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

     Property and Equipment

          Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements and equipment under capital leases is depreciated using the straight-line method over the lesser of the lease term or the estimated useful life. We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the year ended December 31, 2006 was $4,205. We had no capitalized interest for the year ended December 31, 2005.

          Major additions and improvements are capitalized, while replacements, repairs and maintenance that do not improve or extend the life of the assets are charged to expense. In the period assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in our results of operations.

          The costs of acquiring, developing and testing software are capitalized under SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs associated with software developed or obtained for internal use when the following occur: (1) the preliminary project stage is completed and (2) management has authorized funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. The total net book value of capitalized software costs was $17,349 and $14,943 for the years ended December 31, 2006 and 2005, respectively. Costs charged to expense for the amortization of capitalized software costs were $4,971, $3,451 and $2,387 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in depreciation in our accompanying consolidated statements of operations.

          The estimated useful lives of our property and equipment are as follows:

Customer care, billing and conditional access	3-7 years
Furniture, fixtures, equipment and other	2-7 years
Broadcast studio equipment	3-15 years
Satellite telemetry, tracking and control facilities	3, 4 or 15 years
Terrestrial repeater network	5 or 15 years
Leasehold improvements	2-15 years
Satellite system	13 or 15 years
Building	30 years

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

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, except for our FCC license discussed below, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

          In connection with our new satellite agreement, in June 2006 we wrote-off $10,917 for the net book value of certain satellite long-lead time parts purchased in 1999 that we will no longer need. Such amount is included in satellite and transmission expenses in our accompanying consolidated statement of operations.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

          FCC License

          In October 1997, the FCC granted us a license to operate a commercial satellite radio service in the United States. While the FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat the FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.

          We test our FCC license for impairment at least annually or more frequently if indicators of impairment exist. We use a direct approach in performing our annual impairment test for this asset which requires estimates of future cash flows and other factors. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset. We began using the direct approach in 2005. Prior to 2005, we used the residual method in estimating the fair value of our FCC license. Use of the direct approach is in accordance with a September 29, 2004 Staff Announcement from the staff of the Securities and Exchange Commission, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Under either the direct method or the residual method, if the fair value of our license was less than the aggregated carrying amount of the license, an impairment would have been recognized.

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

          Quoted market prices were used to estimate the fair market values of our debt as of December 31, 2006 and 2005. The following table summarizes the book and fair values of our debt:

	As of December 31,

	2006		2005

	Book Value	Fair Value	Book Value	Fair Value

9 5/8% Senior Notes due 2013	$500,000	$496,250	$500,000	$492,500
3 ¼% Convertible Notes due 2011	230,000	226,838	230,000	338,443
2 ½% Convertible Notes due 2009	300,000	310,125	300,000	484,875
3 ½% Convertible Notes due 2008	36,505	100,024	52,693	255,693
8 ¾% Convertible Subordinated Notes due 2009	1,744	N/A	1,744	907

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

Asset Retirement Obligation

Balance, December 31, 2005	$455
Liabilities settled	(16)
Accretion expense	114

Balance, December 31, 2006	$553

     Reclassifications

          Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, including the reclassification of stock-based compensation from a separate line item disclosure to being included in other operating expense line items in order to comply with the requirements of SFAS No. 123R.

     Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We are currently evaluating the impact of the adoption, if any, that SFAS No. 157 will have on our consolidated results of operations and financial position.

          In September 2006, the FASB issued EITF No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-1 is effective for annual reporting periods beginning after June 15, 2007. We are currently evaluating the effects that EITF No. 06-1 will have on our consolidated results of operations and financial position.

          In June 2006, the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that for taxes within the scope of the issue, a company may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF No. 06-3 is effective for the first interim reporting period beginning after December 15, 2006. We will adopt EITF No. 06-3 effective January 1, 2007. The adoption of EITF No. 06-3 will not have a material impact on our consolidated results of operations or financial position.

          In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 will not have a material impact on our consolidated results of operations or financial position.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

          Subscriber revenue consists of the following:

	For the Years Ended December 31,

	2006	2005	2004

Subscription fees	$572,386	$233,635	$65,201
Activation fees	15,612	6,790	2,102
Effects of mail-in rebates	(12,594)	(16,810)	(4,422)

Total subscriber revenue	$575,404	$223,615	$62,881

4. Interest Costs

          During the year ended December 31, 2006, we capitalized a portion of the interest on funds borrowed to finance the construction and launch of our new satellite. The following is a summary of our interest cost:

	For the Years Ended December 31,

	2006	2005	2004

Interest costs charged to expense	$64,032	$45,361	$21,794
Debt conversion costs charged to expense	—	—	19,592

Total interest expense	64,032	45,361	41,386
Interest costs capitalized	4,205	—	—

Total interest costs incurred	$68,237	$45,361	$41,386

          Debt conversion costs for the year ended December 31, 2004 were a result of the exchange of $69,000 in aggregate principal amount of our3½% Convertible Notes due 2008 for shares of our common stock.

5. Inventory

          Inventory consists of the following:

	As of December 31,

	2006	2005

Raw materials	$16,459	$13,459
Finished goods	18,043	797

Total inventory	$34,502	$14,256

6. Property and Equipment

          Property and equipment consists of the following:

	As of December 31,

	2006	2005

Satellite system	$933,141	$948,573
Terrestrial repeater network	63,753	73,076
Leasehold improvements	33,334	28,476
Broadcast studio equipment	37,350	32,437
Customer care, billing and conditional access.	35,796	29,534
Satellite telemetry, tracking and control facilities	17,611	17,416
Furniture, fixtures, equipment and other	54,027	46,336
Land	311	311
Building	2,343	1,936
Construction in progress	101,848	27,907

Total property and equipment	1,279,514	1,206,002
Accumulated depreciation	(469,125)	(377,645)

Property and equipment, net	$810,389	$828,357

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

          Construction in progress consists of the following:

	As of December 31,

	2006	2005

Satellite system	$78,491	$21,000
Terrestrial repeater network	10,973	2,619
Leasehold improvements	100	1,472
Other	12,284	2,816

Construction in progress	$101,848	$27,907

     Satellites

          Our satellites were successfully launched in 2000. Our spare satellite was delivered to ground storage in 2002. Our three-satellite constellation and terrestrial repeater network were placed into service in 2002.

          In 2006, we entered into an agreement with Space Systems/Loral for the design and construction of a new satellite. Construction of this satellite is expected to be completed in the fourth quarter of 2008. We plan to launch this satellite on a Proton rocket under our contract with International Launch Services, which we entered into in 2005. As of December 31, 2006 and 2005, we recorded $78,491 and $21,000, respectively, to property and equipment in our accompanying consolidated balance sheets in connection with these agreements.

7. Related Party Transactions

          In 2005, we entered into a license and services agreement with SIRIUS Canada Inc. Pursuant to such agreement, we are reimbursed for certain costs incurred by us to provide SIRIUS Canada Inc. service, including certain costs we incur for the production and distribution of radios used by its subscribers as well as information technology support costs. In consideration for the rights granted pursuant to the license and services agreement, SIRIUS Canada Inc. pays us a royalty based on a percentage of its annual gross revenues. Additionally, the initial financing we provided to SIRIUS Canada is by way of subscription to non-voting shares which carries an 8% cumulative dividend.

          Total costs reimbursed by SIRIUS Canada Inc. for the years ended December 31, 2006 and 2005 were $9,227 and $6,025, respectively. We recorded $945 and $10 in royalty income for the years ended December 31, 2006 and 2005, respectively. Such royalty income was recorded to other revenue in our accompanying consolidated statements of operations. We also recorded dividend income of $700 for the year ended December 31, 2006, which was included in interest and investment income in our accompanying consolidated statements of operations.

          Amounts due from SIRIUS Canada Inc. at December 31, 2006 were $4,157, of which $2,502 and $1,655 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts due from SIRIUS Canada Inc. at December 31, 2005 were $2,277, of which $2,267 and $10 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts payable to SIRIUS Canada Inc. at December 31, 2006 and 2005 to fund its remaining capital requirements were $1,148 and $3,059, respectively, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

8. Accounts Payable and Accrued Expenses

          Our accounts payable and accrued expenses consist of the following:

	As of December 31,

	2006	2005

Accounts payable	$26,048	$6,829
Accrued programming	116,370	41,436
Accrued compensation and other payroll related costs	28,376	26,370
Accrued subsidies and distribution	185,188	151,311
Accrued web streaming and broadcast royalties	13,629	19,190
Other accrued expenses	68,302	86,817

Total accounts payable and accrued expenses	$437,913	$331,953

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

9. Long-Term Debt and Accrued Interest

          Our long-term debt consists of the following:

	Conversion Price (per share)	As of December 31,

		2006	2005

9 5⁄8% Senior Notes due 2013	N/A	$500,000	$500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	300,000	300,000
3½% Convertible Notes due 2008	1.38	36,505	52,693
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

Total long-term debt		$1,068,249	$1,084,437

          Accrued interest associated with our long-term debt is as follows:

	As of December 31,

	2006	2005

9 5⁄8% Senior Notes due 2013	$20,053	$18,888
3¼% Convertible Notes due 2011	1,557	1,557
2½% Convertible Notes due 2009	2,902	2,902
3½% Convertible Notes due 2008	107	161
8¾% Convertible Subordinated Notes due 2009	38	38
Space Systems/Loral Credit Agreement	125	—

Total accrued interest	$24,782	$23,546

          The maturities of our long-term debt are as follows:

As of December 31, 2006

2007	$—
2008	36,505
2009	301,744
2010	—
2011	230,000
Thereafter	500,000

Total debt	$1,068,249

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

          During the year ended December 31, 2006, holders of $16,188 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 11,730,431 shares of our common stock upon conversion of these notes. During the year ended December 31, 2005, we issued 10,548,545 shares of our common stock in exchange for $14,557 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. In January 2004, we issued 56,409,853 shares of our common stock in exchange for $69,000 in aggregate principal amount of our 3½% Convertible Notes due 2008, including accrued interest. We incurred debt conversion costs of $19,592 for the year ended December 31, 2004. There were no debt conversion costs recorded for the years ended December 31, 2006 and 2005.

     8¾% Convertible Subordinated Notes due 2009

          In 1999, we issued our 8¾% Convertible Subordinated Notes due 2009. The remaining balance of our 8¾% Convertible Subordinated Notes due 2009 mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8¾% Convertible Subordinated Notes due 2009 are not secured by any of our assets.

          Space Systems/Loral Credit Agreement

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral. Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December, commencing June 30, 2006. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under this Credit Agreement as of December 31, 2006.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

          Covenants and Restrictions

          Our 9 5⁄8% Senior Notes due 2013 and the Credit Agreement require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5⁄8% Senior Notes due 2013 indenture and the Credit Agreement. If we fail to comply with these covenants, our 9 5⁄8% Senior Notes due 2013 and any loans outstanding under the Credit Agreement could become immediately payable and the Credit Agreement could be terminated. At December 31, 2006, we were in compliance with all such covenants.

10. Stockholders’ Equity

     Common Stock, Par Value $0.001 Per Share

          We are authorized to issue 2,500,000,000 shares of our common stock. As of December 31, 2006, approximately 424,385,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets.

          During the year ended December 31, 2006, employees exercised 19,284,495 stock options at exercise prices ranging from $0.47 to $3.93 per share, resulting in proceeds to us of $26,679. Of this amount, $25,504 was collected as of December 31, 2006. We also collected $283 in 2006 related to stock option exercises that occurred in 2005. During the year ended December 31, 2005, 14,460,738 stock options were exercised at exercise prices ranging from $0.67 to $5.32 per share, resulting in proceeds to us of $18,817. Of this amount, $18,534 was collected as of December 31, 2005.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the year ended December 31, 2006.

          In October 2004, we sold 25,000,000 shares of our common stock resulting in net proceeds of $96,025.

          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $5,852, $5,852 and $4,285 of expense associated with these shares during the years ended December 31, 2006, 2005 and 2004, respectively. Of the remaining $24,978 in common stock value, $5,852 and $19,126 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheet as of December 31, 2006.

     Warrants

          In June 2004, we issued DaimlerChrysler AG warrants to purchase up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants have vested and are exercisable. These warrants replaced warrants issued to DaimlerChrysler AG in October 2002.

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

          In January 2004, we signed an agreement with Penske Automotive Group, Inc., United Auto Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske Companies”). In connection with this agreement, we agreed to issue the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. The warrants vest over time and upon achievement of certain milestones by the Penske companies. During the years ended December 31, 2006 and 2005, Penske exercised 5,292,500 and 2,838,700, respectively, vested warrants in a series of cashless exercises. In connection with these transactions, we issued 2,862,533 and 1,944,073 shares of our common stock for the years ended December 31, 2006 and 2005, respectively.

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

          During the year ended December 31, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones. During the years ended December 31, 2006, 2005 and 2004, 30,000, 230,000 and 62,000 of these warrants to purchase shares of our common stock, respectively, were issued to consultants as stock options and included in our stock option activity.

          Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

	Average Exercise Price		Number of Warrants Outstanding as of December 31,
		Expiration
		Date	2006	2005

NFL	$2.50	March 2008—March 2010	50,000	50,000
Penske companies	2.392	July 2009	29,869	35,161
DaimlerChrysler	1.04	May 2012	21,500	21,500
RadioShack	5.00	December 2010	10,000	10,000
Ford	3.00	September 2011	4,000	4,000
Other distribution and programming partners	3.11	January 2008—June 2014	4,053	9,133
Other	20.33	June 2005—April 2011	4,533	4,533

Total	$3.11		123,955	134,327

          We recognized expense of $50,297, $100,349 and $74,700 in connection with warrants for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Benefit Plans

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

          As of December 31, 2006, approximately 75,879,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of December 31, 2006, approximately 86,524,000 shares of our common stock were available for grant under the 2003 Plan.

          The following table summarizes the stock option activity under our stock incentive plans for the year ended December 31, 2006 (shares in thousands):

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at beginning of period	87,024	$4.61
Granted	5,254	5.69
Exercised	(19,284)	1.38
Cancelled or expired	(1,201)	4.58

Outstanding at end of period	71,793	5.56	6.83	$23,411

Exercisable at end of period	42,449	6.00	6.09	21,527

          The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.11, $6.17 and $4.12, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $51,847, $76,758 and $76,071, respectively.

          As of December 31, 2005 and 2004, we had $2,073 and $7,363, respectively, of deferred compensation in connection with stock options granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. We recognized stock compensation expense associated with stock options of $49,083, $13,814 and $27,957 for the years ended December 31, 2006, 2005 and 2004, respectively. Stock compensation expense associated with stock options for the year ended December 31, 2005 included a charge of $479 for an employee that was deemed to benefit from the modification of a stock-based award resulting in a new measurement date.

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the year ended December 31, 2006 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	21,977	$2.36
Granted	1,503	5.57
Vested	(19,294)	2.11
Cancelled or expired	(100)	7.04

Outstanding at end of period	4,086	4.64

          The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2005 and 2004 were $6.11 and $3.14, respectively. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2006, 2005 and 2004 was $97,846, $11,625 and $1,378, respectively.

          In November 2004, we granted 3,000,000 shares of restricted common stock. Such shares were issued and outstanding as of December 31, 2006. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the five years beginning on November 18, 2005.

          As of December 31, 2005 and 2004, we had $24,621 and $43,600, respectively, of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $16,127, $34,398 and $13,896 for the years ended December 31, 2006, 2005 and 2004, respectively.

          For the year ended December 31, 2006, we also recognized stock compensation expense of $86,249 for restricted stock units expected to be granted for services performed in 2006 or upon the satisfaction of 2006 performance targets. For the year ended December 31, 2005, we also recognized stock compensation expense of $3,361 for restricted stock units granted in February 2006 for services performed in 2005. For the year ended December 31, 2004, we also recognized stock compensation expense of $2,651 for restricted stock units granted in February 2005 for services performed in 2004.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

     401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $1,246, $926 and $718 for the years ended December 31, 2006, 2005 and 2004, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to share in profit-sharing contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was $4,251, $4,378 and $2,518 for the years ended December 31, 2006, 2005 and 2004, respectively.

12. Income Taxes

          Our income tax expense consisted of the following:

	For the Years Ended December 31,

	2006	2005	2004

Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	$—	$—	$—

Deferred taxes:
Federal	$2,169	$1,952	$3,662
State	(104)	359	539

Total deferred taxes	$2,065	$2,311	$4,201

Total income tax expense	$2,065	$2,311	$4,201

          The following table indicates the significant elements contributing to the difference between the federal tax provision (benefit) at the statutory rate and at our effective rate:

	For the Years Ended December 31,

	2006	2005	2004

Federal tax benefit, at statutory rate	$(385,981)	$(301,240)	$(247,786)
State income tax benefit, net of federal benefit	(52,650)	(55,414)	(36,459)
Change in state tax rates	45,916	(23,650)	—
Change in taxes resulting from permanent differences, net	(37,633)	(24,163)	(15,627)
Other	(974)	—	(2,237)
Change in valuation allowance	433,387	406,778	306,310

Income tax expense	$2,065	$2,311	$4,201

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$1,182,299	$794,793
Stock-based awards	139,048	90,987
Start-up costs capitalized for tax purposes	1,904	25,635
Capitalized interest expense	43,572	53,976

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

Deferred revenue	12,358	—
Other	64,910	51,860

Total deferred tax asset	1,444,091	1,017,251
Deferred tax liabilities:
Depreciation of property and equipment	(216,896)	(223,237)
Amortization of FCC license	(10,814)	(8,955)

Total deferred tax liability	(227,710)	(232,192)
Net deferred tax assets before valuation allowance	1,216,381	785,059
Valuation allowance	(1,227,195)	(793,808)

Net deferred tax liability	$(10,814)	$(8,749)

          The net deferred tax liability of $10,814 and $8,749 at December 31, 2006 and 2005, respectively, is a result of the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

          A significant portion of our costs incurred to date have been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2006 and 2005 were $4,787 and $64,551, respectively. These capitalized costs are being amortized over 60 months.

          At December 31, 2006, we had net operating loss (“NOL”) carryforwards of approximately $2,973,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2023. We have had several ownership changes under Section 382 of the Internal Revenue Code, which limit our ability to utilize tax deductions. Due to an ownership change on March 4, 2003, we determined that $353,569 of gross deferred tax assets with respect to pre-March 5, 2003 tax loss carryovers will not be available. This amount was written off against the valuation allowance in 2003. Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax asset. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

13. Lease Obligations

          We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent expense recognized in connection with leases for the years ended December 31, 2006, 2005 and 2004 was $15,984, $14,958 and $13,567, respectively.

          Future minimum lease payments under non-cancelable leases as of December 31, 2006 were as follows:

Operating

2007	$9,079
2008	9,391
2009	9,345
2010	9,161
2011	8,424
Thereafter	26,502

Total minimum lease payments	$71,902

14. Commitments and Contingencies

     Contractual Cash Commitments

          The following table summarizes our expected contractual cash commitments (other than long-term debt obligations, cash interest payments and lease obligations) as of December 31, 2006:

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

	2007	2008	2009	2010	2011	Thereafter	Total

Satellite and transmission	$27,765	$79,165	$39,869	$2,010	$1,720	$6,617	$157,146
Programming and content	122,365	123,549	146,211	147,647	38,660	27,667	606,099
Customer service and billing	3,492	45	—	—	—	—	3,537
Marketing and distribution	80,289	31,534	22,743	26,153	18,173	5,500	184,392
Chip set development and production	7,022	—	—	—	—	—	7,022
Other	7,098	11,575	9	—	—	—	18,682

Total contractual cash commitments	$248,031	$245,868	$208,832	$175,810	$58,553	$39,784	$976,878

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

          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share. In addition, we pay royalties for public performances of music to various rights organizations.

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

          Other. We have entered into various agreements with third parties for general operating and strategic purposes. Amounts associated with these agreements are included in the commitments table.

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

          Under the terms of a joint development agreement with XM Radio, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The costs related to the joint development agreement are being expensed as incurred to engineering, design and development expense in the accompanying consolidated statements of operations. We are currently unable to determine the expenditures necessary to complete this process, but we do not expect that these expenditures will be material.

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2006 and 2005, $77,850 and $107,615, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of December 31, 2006, we have not entered into any off-balance sheet arrangements or transactions.

     Legal Proceedings

          FCC Matters. In April 2006, we learned that two manufacturers of SIRIUS radios and XM Radio had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the Federal Communications Commission as to whether the FM

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

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

          The FCC is continuing its review of our products. The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe our radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected. We do not expect the resolution of these issues to have an adverse impact on our previous guidance.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. In October 2006, we and XM filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate for our satellite radio subscription revenue.

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

          U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed manufacturer and distributor of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract, failed to pay monies owed under the contract, interfered with U.S. Electronics’ relationships with retailers and manufacturers, and withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators. U.S. Electronics is seeking $48,000 in damages. We believe that approximately $41,000 of these

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Dollar amounts in thousands, unless otherwise stated)

damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. We are vigorously defending this action.

15. Quarterly Financial Data (Unaudited)

          Our quarterly results of operations are summarized below:

		For the Three Months Ended

		March 31	June 30	September 30	December 31

2006:
	Total revenue	$126,664	$150,078	$167,113	$193,380
	Cost of services(1)	(333,997)	(112,561)	(108,223)	(143,187)
	Loss from operations	(446,169)	(230,472)	(154,154)	(236,929)
	Net loss	(458,544)	(237,828)	(162,898)	(245,597)
	Net loss per share (basic and diluted)(2)	$(0.33)	$(0.17)	$(0.12)	$(0.17)
2005:
	Total revenue	$43,216	$52,194	$66,831	$80,004
	Cost of services(1)	(47,145)	(37,732)	(47,101)	(74,925)
	Loss from operations	(190,259)	(174,582)	(166,919)	(297,380)
	Net loss	(193,612)	(177,546)	(180,450)	(311,389)
	Net loss per share (basic and diluted)(2)	$(0.15)	$(0.13)	$(0.14)	$(0.23)

(1)

Quarterly cost of services previously reported for the quarters ended 2005 reflect the reclassification of certain costs from cost of services to sales and marketing expenses and from stock-based compensation to cost of services.

(2)

The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

16. Subsequent Events

          In January 2007, Howard Stern and his agent were granted an aggregate of approximately 22,058,000 shares of our common stock as a result of certain performance targets that were satisfied on December 31, 2006. The value of these shares recorded to stock-based compensation expense during 2006 was $82,941.

          We and XM Radio announced on February 19, 2007 a definitive agreement, under which we will be combined in a tax-free, all-stock merger of equals. Under the terms of the agreement, XM Radio shareholders will receive 4.6 shares of our common stock for each share of XM Radio they own. XM Radio and our shareholders will each own approximately 50% of the combined company. The transaction is subject to approval by XM Radio and our shareholders, the satisfaction of customary closing conditions and regulatory review and approvals, including antitrust agencies and the FCC. We and XM Radio expect the transaction to be completed by the end of 2007.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

Schedule II—Schedule of Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Expense	Write-offs/ Other	Balance at End of Year

For the year ended December 31, 2004
Allowance for Doubtful Accounts	$380	$1,648	$(1,496)	$532
Deferred Tax Assets—Valuation Allowance	80,720	306,310	—	387,030
For the year ended December 31, 2005
Allowance for Doubtful Accounts	$532	$4,311	$(3,293)	$1,550
Deferred Tax Assets—Valuation Allowance	387,030	406,778	—	793,808
For the year ended December 31, 2006
Allowance for Doubtful Accounts	$1,550	$7,542	$(5,909)	$3,183
Deferred Tax Assets—Valuation Allowance	793,808	433,387	—	1,227,195

EXHIBIT INDEX

Exhibit		Description

2.1	—

Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on From 8-K dated February 21, 2007).

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

First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

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

Exhibit		Description

*10.11	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.12	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (filed herewith).

*10.13	—

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