Form 10-Q
period 2007-03-31
SIRIUS SATELLITE RADIO INC
filed 2007-05-10
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☒     Accelerated Filer ☐     Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,462,174,913 shares
(Class)	(Outstanding as of April 30, 2007)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Revenue:
Subscriber revenue, including effects of mail-in rebates	$190,796	$115,181
Advertising revenue, net of agency fees	6,721	7,338
Equipment revenue	4,671	3,692
Other revenue	1,849	453
Total revenue	204,037	126,664

Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,986	8,203
Programming and content	59,998	299,734
Revenue share and royalties	27,134	13,527
Customer service and billing	21,853	17,862
Cost of equipment	9,292	3,465
Sales and marketing	38,162	34,481
Subscriber acquisition costs	100,117	119,043
General and administrative	35,343	31,873
Engineering, design and development	12,411	19,712
Depreciation	26,786	24,933
Total operating expenses	339,082	572,833
Loss from operations	(135,045)	(446,169)
Other income (expense):
Interest and investment income	6,042	9,937
Interest expense, net of amounts capitalized	(15,192)	(17,124)
Equity in net loss of affiliate	-	(4,445)
Other income	5	10
Total other expense	(9,145)	(11,622)
Loss before income taxes	(144,190)	(457,791)
Income tax expense	(555)	(753)
Net loss	$(144,745)	$(458,544)
Net loss per share (basic and diluted)	$(0.10)	$(0.33)
Weighted average common shares outstanding (basic and diluted)	1,457,011	1,386,982

(1) Amounts related to stock-based compensation included in other operating expenses were as follows:
Satellite and transmission	$656	$902
Programming and content	2,935	249,800
Customer service and billing	199	244
Sales and marketing	5,644	2,202
Subscriber acquisition costs	1,880	9,899
General and administrative	11,940	14,506
Engineering, design and development	1,006	7,033
Total stock-based compensation	$24,260	$284,586

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$259,162	$393,421
Marketable securities	4,650	15,500
Accounts receivable, net of allowance for doubtful accounts of
$4,634 and $3,183 at March 31, 2007 and December 31, 2006,
respectively	15,462	24,189
Receivables from distribution partners	54,394	46,825
Inventory, net	34,975	34,502
Prepaid expenses	53,939	52,588
Restricted investments	25,310	25,000
Other current assets	31,910	25,241
Total current assets	479,802	617,266
Property and equipment, net	795,018	810,389
FCC license	83,654	83,654
Restricted investments, net of current portion	52,850	52,850
Deferred financing fees	12,401	13,166
Other long-term assets	82,422	81,203
Total assets	$1,506,147	$1,658,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$301,060	$437,913
Accrued interest	13,015	24,782
Deferred revenue	436,627	412,370
Total current liabilities	750,702	875,065
Long-term debt	1,067,339	1,068,249
Deferred revenue, net of current portion	74,054	76,580
Other long-term liabilities	35,962	27,705
Total liabilities	1,928,057	2,047,599
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized,
1,461,371,331 and 1,434,635,501 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	1,461	1,435
Additional paid-in capital	3,555,094	3,443,214
Accumulated deficit	(3,978,465)	(3,833,720)
Total stockholders’ deficit	(421,910)	(389,071)
Total liabilities and stockholders’ deficit	$1,506,147	$1,658,528

See Notes to Unaudited Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	1,434,635,501	$1,435	$3,443,214	$(3,833,720)	$(389,071)

Net loss	-	-	-	(144,745)	(144,745)
Issuance of common stock to
employees and employee benefit plans	3,026,403	3	11,558	-	11,561
Issuance of common stock to
third parties	22,058,824	22	82,919	-	82,941
Compensation in connection with the
issuance of stock-based awards	-	-	16,144	-	16,144
Exercise of options, $0.65 to $3.30 per share	286,202	-	356	-	356
Exercise of warrants, $2.392 per share	705,978	1	(1)	-	-
Exchange of 3 1/2 % Convertible Notes due
2008, including accrued interest	657,970	-	902	-	902
Exchange of 2 1/2 % Convertible Notes due
2009, including accrued interest	453	-	2	-	2
Balances, March 31, 2007	1,461,371,331	$1,461	$3,555,094	$(3,978,465)	$(421,910)

See Notes to Unaudited Consolidated Financial Statements

.
SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(144,745)	$(458,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,786	24,933
Non-cash interest expense	754	761
Provision for doubtful accounts	2,088	1,777
Non-cash equity in net loss of affiliate	-	4,445
(Gain) loss on disposal of assets	(4)	221
Stock-based compensation	24,260	284,586
Deferred income taxes	555	753
Changes in operating assets and liabilities:
Accounts receivable	6,639	9,952
Inventory	(473)	(1,198)
Receivables from distribution partners	(7,569)	(8,687)
Prepaid expenses and other current assets	(9,173)	(13,071)
Other long-term assets	(2,924)	579
Accounts payable and accrued expenses	(47,811)	(45,220)
Accrued interest	(11,763)	(10,460)
Deferred revenue	21,731	44,458
Other long-term liabilities	7,702	7,543
Net cash used in operating activities	(133,947)	(157,172)
Cash flows from investing activities:
Additions to property and equipment	(12,458)	(5,496)
Sales of property and equipment	96	52
Purchases of restricted and other investments	(310)	(2,869)
Purchases of available-for-sale securities	-	(71,600)
Sales of available-for-sale securities	10,850	104,450
Net cash (used in) provided by investing activities	(1,822)	24,537
Cash flows from financing activities:
Proceeds from exercise of stock options	1,510	1,459
Net cash provided by investing activities	1,510	1,459
Net decrease in cash and cash equivalents	(134,259)	(131,176)
Cash and cash equivalents at the beginning of period	393,421	762,007
Cash and cash equivalents at the end of period	$259,162	$630,831

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Supplemental Disclosure of Cash and Non-Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$26,200	$26,819
Income taxes	123	474
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,949	7,243
Non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008,
including accrued interest	902	502
Common stock issued in exchange of 2½% Convertible Notes due 2009,
including accrued interest	2	-
Common stock issued to third parties	82,941	224,833

See Notes to Unaudited Consolidated Financial Statements

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

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 127 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of March 31, 2007, we had 6,581,045 subscribers.

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

          We and XM Radio announced on February 19, 2007 a definitive agreement, under which we will combine in a tax-free, all-stock merger of equals. Under the terms of the agreement, XM Radio stockholders will receive 4.6 shares of our common stock for each share of XM Radio they own. XM Radio and our stockholders will each own approximately 50% of the combined company. The transaction is subject to approval by XM Radio and our stockholders, the satisfaction of customary closing conditions and regulatory review and approvals, including antitrust agencies and the FCC. We and XM Radio expect the transaction to be completed by the end of the year.

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

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006 have been recorded. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Summary of Significant Accounting Policies

          Revenue Recognition

          Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

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

          We recognize revenues from the sale of advertising on some of our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Advertising revenue includes advertising sold in exchange for goods or services (barter) recorded at fair value. Revenue from barter transactions is recognized when the advertising is broadcast and goods or services exchanged are received. Goods or services received are charged to expense when received and/or used. Barter transactions are not significant to our unaudited consolidated financial statements. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share is recorded in the period the advertising is broadcast.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

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

          Pursuant to SFAS No. 123R, we recognized $16,935 and $21,950 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three months ended March 31, 2007 and 2006, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2007, net of estimated forfeitures, is $114,259 and is expected to be recognized over a weighted-average period of three years.

          Effective January 1, 2006, we account for stock-based awards granted to non-employees, other than non-employee members of our board of directors, at fair value in accordance with SFAS No. 123R and SEC guidance contained in Staff Accounting Bulletin (“SAB”) No. 107. The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

          Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units.

          We estimate the fair value of stock-based awards using the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For stock-based awards granted prior to 2006, we used historical volatility of our stock over a period equal to the expected life of such awards to estimate their fair value. We estimated the fair value of awards granted since January 1, 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

          The following table summarizes the weighted-average assumptions used to compute reported stock-based compensation to employees and members of our board of directors for the periods set forth below:

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.8%	4.1%
Expected life of options - years	4.45	4.45%
Expected stock price volatility	60%	60%
Expected dividend yield	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.5 - 4.9%	4.3 - 4.9%
Expected life of options - years	2.50 - 8.91	1.67 - 10.00
Expected stock price volatility	60%	60%
Expected dividend yield	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock-based compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three months ended March 31, 2007 and 2006 because a valuation allowance was maintained for all net deferred tax assets.

          Subscriber Acquisition Costs

          Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

          We record product warranty obligations in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. We provide a 12-month warranty on our products from purchase date for repair or replacement of components and/or products that

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

contain defects of material or workmanship. Customers may exchange products directly to the retailer within 30 days of purchase. We record a liability for an estimate of costs that we expect to incur under our warranty when the product is shipped from the manufacturer. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

The following table reconciles the beginning and ending aggregate product warranty liability:

Product
Warranty
Liability
Balance, December 31, 2006	$5,041
Accrual for warranties issued during the period	433
Settlements during the period	(3,110)
Balance, March 31, 2007	$2,364

          Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2007 and 2006 were $10,050 and $14,428, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

          Income Taxes

          We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not, that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 167,000,000 and 210,000,000 for the three months ended March 31, 2007 and 2006, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Comprehensive (Loss) Income

          We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Net income (loss) and unrealized gains and losses on available-for-sale securities are the only components of our other comprehensive loss. Comprehensive loss for the three months ended March 31, 2007 and 2006 was $144,745 and $458,544, respectively.

          Inventory

          Inventory consists of finished goods, chip sets and other raw material components used in manufacturing radios. Included in our finished goods inventory are certain new products not shipped by our distributor to its customers within 90 days of receipt of goods. Such products are subsequently repurchased by our distributor upon receipt of a customer order.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The allowance provision related to product purchased for our direct to consumer distribution channel is recorded to cost of equipment in our unaudited consolidated statements of operations. The remaining allowance provision is recorded to subscriber acquisition costs in our unaudited consolidated statements of operations. The total allowance for inventory was $11,158 and $2,851 as of March 31, 2007 and December 31, 2006, respectively.

          At times we provide equipment to existing subscribers free of charge as part of retention efforts. The cost of the equipment is charged to cost of equipment in our unaudited consolidated statements of operations.

          Inventory consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$15,600	$16,459
Finished goods	19,375	18,043
Total inventory	$34,975	$34,502

          Investments

          Our investments consist of the following:

	March 31, 2007	December 31, 2006
Marketable securities	$4,650	$15,500
Restricted investments	78,160	77,850
Investment, stated at cost	5,000	5,000
Total investments	$87,810	$98,350

          Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. As of March 31, 2007 and December 31, 2006, certificates of deposit were $4,650 for both periods, and auction rate securities were $0 and $10,850, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $10,850, and $104,450 for the three months ended March 31, 2007 and 2006, respectively. There were no unrealized holding gains or losses on marketable securities as of March 31, 2007 and December 31, 2006.

          Restricted Investments

          As of March 31, 2007 and December 31, 2006, short-term restricted investments of $25,310 and $25,000, respectively, primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.

          As of March 31, 2007 and December 31, 2006, long-term restricted investments of $52,850 primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

          Cost Method Investment

          In September 2006, we invested in a third party for strategic purposes. We account for this investment under the cost method. The carrying value of our investment was $5,000 at March 31, 2007 and December 31, 2006 and is included in other long-term assets in our accompanying unaudited consolidated balance sheet.

          Equity Method Investment

          We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying unaudited consolidated statements of operations. We recorded $0 and $4,445 for the three months ended March 31, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          Merger Costs

          We have incurred approximately $4.6 million in direct costs for the three months ended March 31, 2007 in connection with our pending merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying unaudited consolidated balance sheet.

          Reclassifications

          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, we reclassified both broadcast and webstreaming royalties from programming and content expenses and revenue share from programming and content expenses and sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.

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

          In September 2006, the FASB issued EITF No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We are currently evaluating the effects that EITF No. 06-01 will have on our consolidated results of operations and financial position.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to provide entities a method to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

No. 159 is effective for annual reporting periods beginning after November 15, 2007. We are currently evaluating the effects that SFAS No. 159 will have on our consolidated results of operations and financial position.

4. Subscriber Revenue

          Subscriber revenue consists of subscription fees, revenue derived from our agreement with Hertz, non-refundable activation fees and the effects of mail-in rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

          Subscriber revenue consists of the following:

	For the Three Months Ended March 31,
	2007	2006
Subscription fees	$189,969	$117,991
Activation fees	5,319	3,724
Effects of mail-in rebates	(4,492)	(6,534)
Total subscriber revenue	$190,796	$115,181

5. Interest Costs

          We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our new satellite. The following is a summary of our interest cost:

	For the Three Months Ended March 31,
	2007	2006
Interest costs charged to expense	$15,192	$17,124
Interest costs capitalized	1,814	-
Total interest costs incurred	$17,006	$17,124

6. Related Party Transactions

          In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred by us to provide SIRIUS Canada service, including certain costs we incur for the production and distribution of radios used by its subscribers as well as information technology support costs. In consideration for the rights granted pursuant to the license and services agreement, SIRIUS Canada Inc. pays us a royalty based on a percentage of its annual gross revenues. Additionally, the initial financing we provided to SIRIUS Canada is by way of subscription to non-voting shares which carry an 8% cumulative dividend.

          Total costs reimbursed by SIRIUS Canada for the three months ended March 31, 2007 and 2006 were $1,877 and $2,566, respectively. We recorded $516 and $103 in royalty income for the three months ended March 31, 2007 and 2006, respectively. Such royalty income was recorded to other income in our accompanying unaudited consolidated statements of operations. We also recorded dividend income of $206 and $0 for the three months ended March 31, 2007 and 2006, respectively, which was included in interest and investment income in our accompanying unaudited consolidated statements of operations.

          Amounts due from SIRIUS Canada at March 31, 2007 were $3,755, of which $1,379 and $2,376 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheets. Amounts due from SIRIUS Canada at December 31, 2006 were $4,157, of which $2,502 and $1,655 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts payable to SIRIUS Canada at March 31, 2007 and December 31,2006 to fund

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

its remaining capital requirements were $1,148 and are included in accounts payable and accrued expenses in the accompanying unaudited consolidated balance sheets.

7. Long-Term Debt

          Long-term debt consists of the following:

	Conversion
	Price	As of
	(per share)	March 31, 2007	December 31, 2006
9 5/8% Senior Notes due 2013	N/A	$500,000	$500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	299,998	300,000
3½% Convertible Notes due 2008	1.38	35,597	36,505
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744
Total long-term debt		$1,067,339	$1,068,249

          9 5/8 % Senior Notes due 2013

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

          During the three months ended March 31, 2007, holders of $2 in aggregate principal amount of our 2½% Convertible Notes due 2009 presented such notes for conversion in accordance with the terms of the indenture. We issued 453 shares of our common stock upon conversion of these notes.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          During the three months ended March 31, 2007, holders of $908 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 657,970 shares of our common stock upon conversion of these notes. During the three months ended March 31, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

          Space Systems/Loral Credit Agreement

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral (the “Credit Agreement”). Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under this Credit Agreement as of March 31, 2007.

          Covenants and Restrictions

          Our 9 5/8% Senior Notes due 2013 and our Credit Agreement with Space Systems/Loral require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture and the Credit Agreement. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013 and any loans outstanding under the Credit Agreement could become immediately payable and the Credit Agreement could be terminated. At March 31, 2007, we were in compliance with all such covenants.

8. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of March 31, 2007. As of March 31, 2007, approximately 387,477,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three months ended March 31, 2007, employees exercised 286,202 stock options at exercise prices ranging from $0.65 to $3.30 per share, resulting in proceeds to us of $356. Of this amount, $335 was collected as of March 31, 2007. We also collected $1,175 in 2007 related to stock option exercises that occurred in 2006.

          In January 2007, Howard Stern and his agent were granted an aggregate of 22,058,824 shares of our common stock as a result of certain performance targets that were satisfied on December 31, 2006. We recognized expense associated with these shares of $0 and $20,625, respectively, during the three months ended March 31, 2007 and 2006.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the three months ended March 31, 2006.

           In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

during each of the three months ended March 31, 2007 and 2006. Of the remaining $23,336 in common stock value, $5,852 and $17,484 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheets as of March 31, 2007.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of March 31, 2007, warrants to acquire 88,717,626 shares of our common stock with an average exercise price of $3.34 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended March 31, 2007 and 2006, we recognized expense of $5,199 and $14,371, respectively, in connection with these warrants.

9. Benefit Plans

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

          As of March 31, 2007, approximately 86,213,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2007, approximately 74,235,000 shares of our common stock were available for grant under the 2003 Plan.

          The following table summarizes stock option activity under our stock incentive plans for the three months ended March, 31 2007 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	71,793	$5.56
Granted	10,457	3.70
Exercised	(286)	1.24
Cancelled or expired	(92)	5.56
Outstanding at March 31, 2007	81,872	5.33	7.09	$17,101
Exercisable at March 31, 2007	44,326	5.96	6.05	$16,183

          The weighted average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.96 and $3.08, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $716 and $3,884, respectively.

          We recognized stock-compensation expense associated with stock options of $10,694 and $13,545 for the three months ended March 31, 2007 and 2006, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the three months ended March 31, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	4,086	$4.64
Granted	1,913	3.70
Vested	(1,658)	5.19
Cancelled or expired	-	-
Outstanding at March 31, 2007	4,341	4.04

          The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2007 and 2006 was $3.70 and $5.73, respectively. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2007 and 2006 was $5,864 and $90,284, respectively.

          We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $3,698 and $6,917 for the three months ended March 31, 2007 and 2006, respectively.

          For the three months ended March 31, 2007, we also recognized stock compensation expense of $1,178 for restricted stock units expected to be granted for services performed in 2007. For the three months ended March 31, 2006, we recognized stock compensation expense of $21,581 for restricted stock units and common stock granted in 2007 for services performed in 2006 or upon the satisfaction of 2006 performance targets.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $498 and $412 for the three months ended March 31, 2007 and 2006, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,352 and $1,306 for the three months ended March 31, 2007 and 2006, respectively.

10. Income Taxes

          We recorded income tax expense of $555 and $753 for the three months ended March 31, 2007 and 2006, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

          We adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of January 1, 2007.

          We provide a valuation allowance for all of our deferred tax assets. Accordingly, unrecognized federal or state income tax positions should not impact the face of our financial statements, but instead would reduce the gross tax benefit. As of March 31, 2007 and January 1, 2007, we did not have any unrecognized tax benefits.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          We have elected to record interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expense. As of March 31, 2007, we recorded no interest expense or penalties related to unrecognized tax benefits. As of March 31, 2007, we are subject to examination in the United States federal and various state tax jurisdictions for the 2003 to 2006 tax years.

11. Commitments and Contingencies

          The following table summarizes our expected contractual cash commitments as of March 31, 2007:

	Remaining
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$-	$35,597	$301,742	$-	$230,000	$500,000	$1,067,339
Cash interest payments	36,985	64,375	59,856	55,600	55,559	97,320	369,695
Lease obligations	7,131	11,852	12,006	11,594	10,782	22,805	76,170
Satellite and transmission	35,352	92,053	39,869	2,010	1,720	6,617	177,621
Programming and content	94,542	132,256	153,668	151,310	41,707	28,806	602,289
Customer service and billing	1,456	45	-	-	-	-	1,501
Marketing and distribution	75,208	31,690	22,743	26,153	18,173	5,500	179,467
Chip set development and
production	7,315	-	-	-	-	-	7,315
Other	4,779	12,921	17	-	-	-	17,717
Total contractual cash
commitments	$262,768	$380,789	$589,901	$246,667	$357,941	$661,048	$2,499,114

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

          Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture. In addition, in the event that certain new products are not shipped by our distributor to its customers within 90 days of receipt of goods, we have agreed to purchase and take title to the product.

          Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets; to develop products; and in certain instances to license intellectual property related to chip sets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2007 and December 31, 2006, $78,160 was classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of March 31, 2007, we have not entered into any off-balance sheet arrangements or transactions.

          Legal Proceedings

          FCC Inquiry. In April 2006, we learned that XM Radio and two manufacturers of SIRIUS radios had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the Federal Communications Commission as to whether the FM transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to correct the problem.

          In connection with our internal review, we discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with the FCC’s rules. As a result of this review, we are taking significant steps to ensure that this situation does not happen again, including the adoption of a compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules.

          The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe our radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

          We have retained the services of an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. In October 2006, we and XM Radio filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate of 0.88% of our satellite radio subscription revenue. SoundExchange, the organization that collects and distributes royalties from various digital

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

music services on behalf of artists and music labels, simultaneously submitted its direct case in this proceeding and proposed an increasing royalty rate, beginning at 10% of our gross revenues in the first year and culminating at 23% of our gross revenues in the sixth year. This submission of direct cases is the beginning of a twelve to eighteen month process which, absent an agreement among the parties, will result in a determination by the Copyright Royalty Board of an applicable royalty rate. Discovery in this matter is ongoing.

          The Copyright Royalty Board must set a rate that is calculated to achieve four statutory objectives:

  to maximize the availability of creative works to the public;

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

          U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48 million in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          (All dollar amounts are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K.

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

  our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and programming providers; and

  our competitive position versus other forms of audio and video entertainment, including terrestrial radio, HD radio, internet radio, mobile phones, XM Radio and emerging next generation networks and technologies.

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

          The completion of the Merger is subject to various closing conditions, including obtaining the approval of our stockholders and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The information presented in this Quarterly Report on Form 10-Q does not give effect to the Merger.

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

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On March 31, 2007, SIRIUS radios were available at more than 25,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of March 31, 2007, SIRIUS radios were available as a factory-installed option in 119 vehicle models and as a dealer-installed option in 31 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of March 31, 2007, we had 6,581,045 subscribers compared with 6,024,555 subscribers as of December 31, 2006 and 4,077,747 subscribers as of March 31, 2006. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.

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

          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual or a monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on our non-music channels and the direct sale of SIRIUS radios and accessories.

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

Pending Merger with XM Radio

          On February 19, 2007, we entered into an Agreement and Plan of Merger with XM Radio Holdings Inc. Pursuant to the Merger Agreement, we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of ours.

          Each of SIRIUS and XM has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining approvals of certain of our and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The Merger is intended to qualify as a reorganization for federal income tax purposes.

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

           Mel Karmazin, currently our chief executive officer, will become chief executive officer of the combined company and Gary M. Parsons, currently chairman of the board of directors of XM Radio, will become chairman of the board of directors of the combined company. The combined company’s board of directors will consist of 12 directors, including Messrs. Karmazin and Parsons, four independent members designated by each of SIRIUS and XM Radio, as well as one representative of each of General Motors and American Honda.

          The Merger Agreement contains certain termination rights for both us and XM Radio. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we or XM Radio, as the case may be, will be required to pay the other a termination fee of $175,000.

          Our Board of Directors and the Board of Directors of XM Radio have approved the Merger and the Merger Agreement.

          This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated February 21, 2007.

Results of Operations

          Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, we reclassified both broadcast and webstreaming royalties from programming and content expenses and revenue share from programming and content expenses and sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.

Subscribers and Key Operating Metrics:

          The following table contains a breakdown of our subscribers for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
Beginning subscribers	6,024,555	5,119,308	4,678,207	4,077,747	3,316,560
Net additions	556,490	905,247	441,101	600,460	761,187
Ending subscribers	6,581,045	6,024,555	5,119,308	4,678,207	4,077,747

Retail	4,234,804	4,041,826	3,482,514	3,276,615	3,000,321
OEM	2,323,683	1,959,009	1,610,074	1,373,610	1,049,036
Hertz	22,558	23,720	26,720	27,982	28,390
Ending subscribers	6,581,045	6,024,555	5,119,308	4,678,207	4,077,747

Retail	192,978	559,312	205,899	276,294	534,958
OEM	364,674	348,935	236,464	324,574	225,343
Hertz	(1,162)	(3,000)	(1,262)	(408)	886
Net additions	556,490	905,247	441,101	600,460	761,187

           Subscribers. We ended the first quarter of 2007 with 6,581,045 subscribers, an increase of 9% since December 31, 2006 and 61% from the 4,077,747 subscribers as of March 31, 2006. Since March 31, 2006, we added 1,234,483 net subscribers from our retail channel and 1,274,647 net subscribers from our OEM channel, resulting in a 41% and 122% increase in our retail and OEM subscriber base, respectively.

          The following table presents our key operating metrics for the past five quarters:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Gross subscriber additions	988,458	1,234,576	732,406	830,571	960,610
Deactivated subscribers	431,968	329,329	291,305	230,111	199,423
Average monthly churn (1)(6)	2.3%	2.0%	2.0%	1.8%	1.8%
ARPU (2)(6)	$10.46	$10.92	$11.17	$11.16	$10.80
SAC, as adjusted, per gross
subscriber addition (3)(6)	$104	$103	$114	$131	$113
Customer service and billing
expenses, as adjusted, per
average subscriber (4)(6)	$1.15	$1.60	$1.14	$1.20	$1.55
Total revenue	$204,037	$193,380	$167,113	$150,078	$126,664
Free cash flow (5)(6)	$(146,715)	$30,409	$(232,356)	$(133,231)	$(165,537)
Adjusted loss from operations (7)	$(83,999)	$(166,809)	$(83,153)	$(126,528)	$(136,650)
Net loss	$(144,745)	$(245,597)	$(162,898)	$(237,828)	$(458,544)

           ARPU. Total ARPU for the three months ended March 31, 2007 was $10.46 compared to $10.80 for the three months ended March 31, 2006. The decrease was primarily driven by the decline in net advertising revenue per average subscriber and the impact of plan mix due in part to the increase in subscribers under multi-unit subscription plans, offset by the effects of mail-in rebates resulting from lower eligible activations and activation period requirements. At March 31, 2007, approximately two thirds of our subscribers were on an annual or longer subscription plan and approximately 16% were paying $6.99 per month under a multi-unit subscriber plan.

          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue streams from subscribers.

           SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $104 and $113 for the three months ended March 31, 2007 and 2006, respectively. The decline was primarily attributable to lower average commission rates and decreased average subsidy rates as we continued to reduce manufacturing and chip set costs.

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

           Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 26% to $1.15 for the first quarter of 2007 compared with $1.55 for the first quarter of 2006.

           We expect our customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in call center and other customer care and billing operations. Our customer service and billing expenses, as adjusted, per average subscriber are generally lower in the first three quarters of our fiscal year and increase in the fourth quarter due to the holiday selling season.

           Adjusted Loss from Operations. For the three months ended March 31, 2007 and 2006, adjusted loss from operations was $83,999 and $136,650, respectively, a decrease of $52,651. The decrease was primarily driven by an increase in total revenue of $77,373 as a result of a 61% increase in our subscriber base, which more than offset increases in operating expenses of $24,722.

          Net Loss. For the three months ended March 31, 2007 and 2006, net loss was $144,745 and $458,544, respectively, a decrease of $313,799. The decrease was primarily driven by an increase in total revenue of $77,373 as a result of a 61% increase in our subscriber base and a decrease in stock-based compensation as a result of certain performance targets satisfied in January 2006.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

          Total Revenue

           Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

           For the three months ended March 31, 2007 and 2006, subscriber revenue was $190,796 and $115,181, respectively, an increase of 66% or $75,615. The increase was attributable to the growth of subscribers to our service.

          The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months
	Ended March 31,
	2007	2006
Subscription fees	$189,969	$117,991
Activation fees	5,319	3,724
Effects of mail-in rebates	(4,492)	(6,534)
Total subscriber revenue	$190,796	$115,181

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

          For the three months ended March 31, 2007 and 2006, net advertising revenue was $6,721 and $7,338, respectively, a decrease of $617.

           We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is also subject to fluctuation based on the overall radio advertising environment, as well as the mix of businesses advertising their goods and services.

           Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

          For the three months ended March 31, 2007 and 2006, equipment revenue was $4,671 and $3,692, respectively, an increase of $979. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

           We expect equipment revenue to increase as we continue to introduce new products and as sales grow through our direct to consumer distribution channel.

          Operating Expenses

           Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

          For the three months ended March 31, 2007 and 2006, satellite and transmission expenses were $7,986 and $8,203, respectively, a decrease of $217. Excluding stock-based compensation of $656 and $902 for the three months ended March 31, 2007 and 2006, respectively, satellite and transmission expenses increased $29 from $7,301 to $7,330. As of March 31, 2007 and 2006, we had 127 and 139 terrestrial repeaters, respectively, in operation.

          Future increases in satellite and transmission expenses will primarily be attributable to the launch of new satellites, the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2007 and 2008 subject to obtaining necessary regulatory approvals. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.

           Programming and Content. Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast. Advertising revenue share is recorded to revenue share and royalties also in the period the advertising is broadcast.

          For the three months ended March 31, 2007 and 2006, programming and content expenses were $59,998 and $299,734, respectively, a decrease of $239,736. Excluding stock-based compensation of $2,935 and $249,800 for the three months ended March 31, 2007 and 2006, respectively, programming and content expenses increased $7,129 from $49,934, to $57,063. This increase of $7,129 was primarily attributable to license fees associated with new programming and compensation related costs for additions to headcount. Stock-based compensation decreased $246,865 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in January 2006 upon the satisfaction of performance targets in 2006.

           Our programming and content expenses, excluding stock-based compensation expense, will increase as we continue to develop and enhance our channels. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at substantial costs.

          Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Revenue Share and Royalties. Revenue share and royalties include distribution and content partner revenue share, residuals and broadcast and webstreaming royalties. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer.

          For the three months ended March 31, 2007 and 2006, revenue share and royalties were $27,134 and $13,527, respectively, an increase of $13,607. This increase was primarily attributable to increased revenue share as a result of increased revenue from OEM subscriptions and broadcast royalties as a result of higher total revenues.

          We expect revenue share to increase as we continue to experience revenue growth and expand our distribution of SIRIUS radios through automakers. In addition, we expect broadcast and webstreaming royalties, which are typically variable in nature, to increase as our subscriber base grows. We are currently a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period 2007 through 2012.

          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

          For the three months ended March 31, 2007 and 2006, customer service and billing expenses were $21,853 and $17,862, respectively, an increase of $3,991. Excluding stock-based compensation of $199 and $244 for the three months ended March 31, 2007 and 2006, respectively, customer service and billing expenses increased $4,036 from $17,618 to $21,654. This increase of $4,036 was primarily due to increased call center operating costs necessary to accommodate our subscriber base and transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding stock-based compensation, increased 23% compared with an increase in subscribers of 61% year over year.

          We expect our customer care and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve a larger subscriber base and bad debt expense.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

          For the three months ended March 31, 2007 and 2006, cost of equipment was $9,292 and $3,465, respectively, an increase of $5,827. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs. In addition, we recorded $2,782 for the three months ended March 31, 2007 to the inventory allowance primarily as a result of lower of cost or market adjustments and reserves for slow moving inventory.

          We expect cost of equipment to increase in the future as we introduce new products and as sales through our direct to consumer distribution channel grow.

          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

          For the three months ended March 31, 2007 and 2006, sales and marketing expenses were $38,162 and $34,481, respectively, an increase of $3,681. Excluding stock-based compensation of $5,644 and $2,202 for the three months ended March 31, 2007 and 2006, respectively, sales and marketing expenses increased $239 from $32,279 to $32,518. Sales and marketing expenses were relatively consistent for the first quarter of 2007 as compared to the first quarter of 2006, despite a 61% increase in total revenue.

          We expect sales and marketing expenses, excluding stock-based compensation expense, to increase as we continue to build brand awareness through national advertising and promotional activities and expand our subscriber retention efforts.

          Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

          For the three months ended March 31, 2007 and 2006, subscriber acquisition costs were $100,117 and $119,043, respectively, a decrease of 16% or $18,926. Excluding stock-based compensation of $1,880 and $9,899 for the three months ended March 31, 2007 and 2006, respectively, subscriber acquisition costs decreased 10%, or $10,907, from $109,144 to $98,237. This decrease of $10,907 was primarily attributable to lower commissions and decreased aftermarket subsidies, as we continued to reduce manufacturing and chip set costs, offset by increased OEM hardware subsidies due to higher production volume and provisions for inventory allowance. Stock-based compensation decreased $8,019 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect total subscriber acquisition costs, excluding stock-based compensation expense, to decrease as increases in our gross subscriber additions are offset by continuing declines in the costs of subsidized components of SIRIUS radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

          Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

          For the three months ended March 31, 2007 and 2006, general and administrative expenses were $35,343 and $31,873, respectively, an increase of $3,470. Excluding stock-based compensation of $11,940 and $14,506 for the three months ended March 31, 2007 and 2006, respectively, general and administrative expenses increased $6,036 from $17,367 to $23,403. This increase of $6,036 was primarily a result of legal fees and employment related and information technology costs to support the growth of our business. Stock-based compensation decreased $2,566 primarily as a result of restricted stock units that vested in the first quarter of 2006.

          We expect our general and administrative expenses, excluding stock-based compensation expense, to increase in future periods as a result of higher personnel, information technology, and facilities costs, as well as increased legal fees to support the growth of our business.

          Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

          Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

          For the three months ended March 31, 2007 and 2006, engineering, design and development expenses were $12,411 and $19,712, respectively, a decrease of $7,301. Excluding stock-based compensation of $1,006 and $7,033 for the three months ended March 31, 2007 and 2006, respectively, engineering, design and development expenses decreased $1,274 from $12,679 to $11,405. This decrease of $1,274 was primarily attributable to a decrease in costs associated with the manufacturing of SIRIUS radios and OEM tooling and manufacturing upgrades, offset by increases in employment related costs. Stock-based compensation decreased $6,027 primarily due to the timing of third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding stock-based compensation expense, to decrease, as the work required to incorporate SIRIUS radios and accessories in a significant number of vehicle models was completed in 2006.

          Other Income (Expense)

          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

          For the three months ended March 31, 2007 and 2006, interest and investment income was $6,042 and $9,937, respectively, a decrease of $3,895. The decrease was attributable to a lower average cash balance.

          Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

          For the three months ended March 31, 2007 and 2006, interest expense was $15,192 and $17,124, respectively, a decrease of $1,932. The decrease was primarily the result of capitalized interest in 2007 associated with satellite construction and the related launch vehicle.

          Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss.

          We recorded $0 and $4,445 for the three months ended March 31, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          As of March 31, 2007, our investment in SIRIUS Canada was $0 as we fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.

          Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

          We recorded income tax expense of $555 and $753 for the three months ended March 31, 2007 and 2006, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Subscriber revenue	$190, 796	$167,210	$155,373	$137,640	$115,181
Net advertising revenue	6,721	8,451	7,130	8,125	7,338
Total subscriber and net advertising revenue	$197,517	$175,661	$162,503	$145,765	$122,519
Daily weighted average number of subscribers	6,295,282	5,361,322	4,848,293	4,354,447	3,782,543
ARPU	$10.46	$10.92	$11.17	$11.16	$10.80

(3)

SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Subscriber acquisition costs	$100,117	$122,196	$79,812	$130,563	$119,043
Less: stock-based compensation	(1,880)	(1,150)	1,051	(21,900)	(9,899)
Add: margin from direct sale of SIRIUS
radios and accessories	4,621	5,674	2,617	371	(227)
SAC, as adjusted	$102,858	$126,720	$83,480	$109,034	$108,917
Gross subscriber additions	988,458	1,234,576	732,406	830,571	960,610
SAC, as adjusted, per gross subscriber addition	$104	$103	$114	$131	$113

(4)

Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Customer service and billing expenses	$21,853	$25,912	$16,822	$15,866	$17,862
Less: stock-based compensation	(199)	(167)	(197)	(204)	(244)
Customer service and billing expenses, as adjusted	$21,654	$25,745	$16,625	$15,662	$17,618
Daily weighted average number of subscribers	6,295,282	5,361,322	4,848,293	4,354,447	3,782,543
Customer service and billing expenses,
as adjusted, per average subscriber	$1.15	$1.60	$1.14	$1.20	$1.55

(5)	Free cash flow is derived from cash flow (used in) provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Net cash (used in) provided by operating activities	$(133,947)	$34,868	$(183,330)	$(108,915)	$(157,172)
Additions to property and equipment	(12,458)	(5,459)	(66,588)	(22,284)	(5,496)
Restricted and other investment activity	(310)	1,000	17,562	(2,032)	(2,869)
Free cash flow	$(146,715)	$30,409	$(232,356)	$(133,231)	$(165,537)

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

(7)

We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, loss from redemption of debt and equity in net loss of affiliate; depreciation; impairment charges; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

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

Adjusted loss from operations is calculated as follows:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31.
	2007	2006	2006	2006	2006
Net loss	$(144,745)	$(245,597)	$(162,898)	$(237,828)	$(458,544)
Impairment loss	-	-	-	10,917	-
Depreciation	26,786	27,495	27,583	25,738	24,933
Stock-based compensation	24,260	42,625	43,418	67,289	284,586
Other expense	9,145	8,512	8,166	6,778	11,622
Income tax expense	555	156	578	578	753
Adjusted loss from operations	$(83,999)	$(166,809)	$(83,153)	$(126,528)	$(136,650)

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

          As of March 31, 2007, we had $259,162 in cash and cash equivalents compared with $630,831 as of March 31, 2006 and $393,421 as of December 31, 2006.

          The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months
	Ended March 31,
	2007	2006	Variance
Net cash used in operating activities	$(133,947)	$(157,172)	$23,225
Net cash (used in) provided by investing activities	(1,822)	24,537	(26,359)
Net cash provided by financing activities	1,510	1,459	51
Net decrease in cash and cash equivalents	(134,259)	(131,176)	(3,083)
Cash and cash equivalents at beginning of period	393,421	762,007	(368,586)
Cash and cash equivalents at end of period	$259,162	$630,831	$(371,669)

          Net Cash Used in Operating Activities

          Net cash used in operating activities decreased $23,225 to $133,947 for the three months ended March 31, 2007 from $157,172 for the three months ended March 31, 2006. Such decrease in the net outflows of cash was attributable to an increase in the cash collected for subscribers electing annual and other prepaid subscription programs, offset by payments for increased operating expenses and higher purchases of inventory to support production of SIRIUS radios and higher sales volumes through our direct to consumer distribution channel.

          Net Cash Used in Investing Activities

          Net cash used in investing activities was $1,822 for the three months ended March 31, 2007 compared with net cash provided by investing activities of $24,537 for the three months ended March 31, 2006. The $26,359 increase was primarily a result of higher net sales activity of available-for-sale securities in the first quarter of 2006, offset by an increase in capital expenditures of $6,962 primarily as a result of costs associated with our satellite construction and launch vehicle.

          We will incur significant capital expenditures to construct and launch our new satellite and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

          Net Cash Provided by Financing Activities

          Net cash provided by financing activities increased $51 to $1,510 for the three months ended March 31, 2007 from $1,459 for the three months ended March 31, 2006. The increase was a result of increased proceeds from the exercise of stock options.

Financings and Capital Requirements

          We have historically financed our operations through the sale of debt and equity securities. For the first three months ended March 31, 2007 and 2006, we did not enter into any new debt or equity financing transactions.

Future Liquidity and Capital Resource Requirements

          Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. In light of our pending merger with XM Radio, and the uncertainty surrounding the timing and financial impact, we are no longer currently providing cash flow guidance for the year ending December 31, 2007. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

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

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral (the “Credit Agreement”). Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.

           To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. Our merger agreement with XM Radio restricts our ability to incur additional debt financing beyond our existing credit facility (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from XM Radio.

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

          As of March 31, 2007, approximately 86,213,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2007, approximately 74,235,000 shares of our common stock were available for grant under the 2003 Plan. During the three months ended March 31, 2007, employees exercised 286,202 stock options at exercise prices ranging from $0.65 to $3.30 per share, resulting in proceeds to us of $356. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

Contractual Cash Commitments

          For a discussion of our “Contractual Cash Commitments” refer to Note 11 to the unaudited consolidated financial statements, Commitments and Contingencies, of this Form 10-Q.

Critical Accounting Policies

          For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended

December 31, 2006 and Note 3 to the unaudited consolidated financial statements, Summary of Significant Accounting Policies, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of March 31, 2007, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and trade as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of March 31, 2007, we did not hold any auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended March 31, 2007.

Part II

Other Information

Item 1. Legal Proceedings

          FCC Inquiry. In April 2006, we learned that XM Radio and two manufacturers of SIRIUS radios had received inquiries from the Federal Communications Commission as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the Federal Communications Commission as to whether the FM transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to correct the problem.

          In connection with our internal review, we discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with the FCC’s rules. As a result of this review, we are taking significant steps to ensure that this situation does not happen again, including the adoption of a compliance plan, approved by our board of directors, to ensure that in the future our products comply with all applicable FCC rules.

          The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe our radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

          We have retained the services of an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. In October 2006, we and XM Radio filed our direct case in this proceeding with the Copyright Royalty Board and proposed a royalty rate of 0.88% of our satellite radio subscription revenue. SoundExchange, the organization that collects and distributes royalties from various digital music services on behalf of artists and music labels, simultaneously submitted its direct case in this proceeding and proposed an increasing royalty rate, beginning at 10% of our gross revenues in the first year and culminating at 23% of our gross revenues in the sixth year. This submission of direct cases is the beginning of a twelve to eighteen month process which, absent an agreement among the parties, will result in a determination by the Copyright Royalty Board of an applicable royalty rate. Discovery in this matter is ongoing.

          The Copyright Royalty Board must set a rate that is calculated to achieve four statutory objectives:

  to maximize the availability of creative works to the public;

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

          U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48 million in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action.

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

Item 1A. Risk Factors

          Reference is made to the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The Risk Factors remain applicable from our Form 10-K.

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
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 10, 2007

EXHIBIT INDEX

Exhibit		Description
2.1	—	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company., Vernon
Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to
Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly
Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the
Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration
Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of
Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009
(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October
13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States
Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated
Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-
K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York
(as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank
USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009
(incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December
31, 2002).

4.7	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit
4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee
(incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30,
2003).

4.9	—	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to
Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of
New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31,
2003).

Exhibit		Description
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New
York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to
Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5/8 % Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company's
Current Report on Form 8-K filed on August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 4, 2005
(incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002
(incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises
LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC
(incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and
United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.18	—	Customer Credit Agreement, dated as of May 31, 2006, between the Company and Space Systems/Loral,
Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2006).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June
30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company
(incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended March 31, 2000).

*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December
31, 2004).

*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June
30, 2003).

*10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company's Current
Report on Form 8-K dated August 12, 2005).

*10.5	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein
(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit		Description
*10.6	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company's
Current Report on Form 8-K dated August 12, 2005).

*10.7	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer
(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 12,
2005).

*10.8	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration
Statement on Form S-8 (File No. 333-65473)).

*10.9	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2004).

*10.10	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee
(incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 1998).

†10.11	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite
Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2000).

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 (filed herewith)

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.+