Form 10-Q
period 2007-06-30
SIRIUS SATELLITE RADIO INC
filed 2007-08-09
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☒           Accelerated Filer ☐         Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,461,875,935 shares
(Class)	(Outstanding as of July 31, 2007)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscriber revenue, including effects of mail-in rebates	$209,635	$137,641	$400,431	$252,822
Advertising revenue, net of agency fees	9,177	8,125	15,898	15,463
Equipment revenue	6,255	3,096	10,926	6,788
Other revenue	1,360	1,216	3,209	1,669
Total revenue	226,427	150,078	430,464	276,742
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,337	18,496	15,323	26,699
Programming and content	54,311	68,622	114,309	368,356
Revenue share and royalties	29,841	16,958	56,975	30,485
Customer service and billing	21,618	15,866	43,471	33,728
Cost of equipment	8,636	3,467	17,928	6,932
Sales and marketing	45,614	52,831	83,776	87,312
Subscriber acquisition costs	105,665	130,563	205,782	249,606
General and administrative	38,471	32,555	73,814	64,428
Engineering, design and development	11,250	15,454	23,661	35,166
Depreciation	26,284	25,738	53,070	50,671
Total operating expenses	349,027	380,550	688,109	953,383
Loss from operations	(122,600)	(230,472)	(257,645)	(676,641)
Other income (expense):
Interest and investment income	4,753	8,873	10,795	18,810
Interest expense, net of amounts capitalized	(15,750)	(15,660)	(30,942)	(32,784)
Equity in net loss of affiliate	-	-	-	(4,445)
Other income	5	9	10	19
Total other income (expense)	(10,992)	(6,778)	(20,137)	(18,400)
Loss before income taxes	(133,592)	(237,250)	(277,782)	(695,041)
Income tax expense	(555)	(578)	(1,110)	(1,331)
Net loss	$(134,147)	$(237,828)	$(278,892)	$(696,372)
Net loss per share (basic and diluted)	$(0.09)	$(0.17)	$(0.19)	$(0.50)
Weighted average common shares outstanding (basic and diluted)	1,462,362	1,404,022	1,459,701	1,395,549

(1) Amounts related to stock-based compensation included in operating expenses were as follows:
Satellite and transmission	$621	$810	$1,277	$1,712
Programming and content	1,215	23,724	4,150	273,524
Customer service and billing	178	204	377	448
Sales and marketing	2,849	5,067	8,493	7,269
Subscriber acquisition costs	7	21,900	1,887	31,799
General and administrative	11,163	12,905	23,103	27,411
Engineering, design and development	984	2,679	1,990	9,712
Total stock-based compensation	$17,017	$67,289	$41,277	$351,875

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$424,749	$393,421
Marketable securities	4,654	15,500
Accounts receivable, net of allowance for doubtful accounts of $5,886
and $3,183 at June 30, 2007 and December 31, 2006, respectively	25,225	24,189
Receivables from distributors	60,337	46,825
Inventory, net	41,937	34,502
Prepaid expenses	40,847	52,588
Restricted investments	25,310	25,000
Other current assets	26,228	25,241
Total current assets	649,287	617,266
Property and equipment, net	792,109	810,389
FCC license	83,654	83,654
Restricted investments, net of current portion	52,850	52,850
Deferred financing fees	16,408	13,166
Other long-term assets	93,964	81,203
Total assets	$1,688,272	$1,658,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299,684	$437,913
Accrued interest	25,446	24,782
Deferred revenue	466,333	412,370
Current maturities of long-term debt	33,597	-
Total current liabilities	825,060	875,065
Long-term debt	1,281,742	1,068,249
Deferred revenue, net of current portion	82,886	76,580
Other long-term liabilities	38,060	27,705
Total liabilities	2,227,748	2,047,599
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized,
1,463,810,212 and 1,434,635,501 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	1,464	1,435
Additional paid-in capital	3,571,672	3,443,214
Accumulated deficit	(4,112,612)	(3,833,720)
Total stockholders’ (deficit) equity	(539,476)	(389,071)
Total liabilities and stockholders’ equity	$1,688,272	$1,658,528

See Notes to Unaudited Consolidated Fiancial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In Thousands, except share and per share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	1,434,635,501	$1,435	$3,443,214	$(3,833,720)	$(389,071)

Net loss	-	-	-	(278,892)	(278,892)
Issuance of common stock to
employees and employee benefit plans	3,745,975	4	14,219	-	14,223
Issuance of common stock to
third parties	22,058,824	22	82,919	-	82,941
Compensation in connection with the
issuance of stock-based awards	-	-	27,642	-	27,642
Exercise of options, $2.81 to $4.16 per share	556,236	1	756	-	757
Exercise of warrants, $2.392 per share	705,978	1	(1)	-	-
Exchange of 3 1/2 % Convertible Notes due
2008, including accrued interest	2,107,245	1	2,921	-	2,922
Exchange of 2 1/2 % Convertible Notes due
2009, including accrued interest	453	-	2	-	2

Balances, June 30, 2007	1,463,810,212	$1,464	$3,571,672	$(4,112,612)	$(539,476)

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(278,892)	$(696,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,070	50,671
Non-cash interest expense	1,559	1,547
Provision for doubtful accounts	4,354	3,780
Non-cash equity in loss of affiliate	-	4,445
Loss on disposal of assets	106	541
Impairment loss	-	10,917
Stock-based compensation	41,277	351,875
Deferred income taxes	1,110	1,331
Changes in operating assets and liabilities:
Accounts receivable	(5,390)	8,986
Inventory	(7,435)	(10,854)
Receivables from distributors	(13,512)	(5,823)
Prepaid expenses and other current assets	9,579	(29,659)
Other long-term assets	(14,779)	(25,088)
Accounts payable and accrued expenses	(51,111)	(15,986)
Accrued interest	703	1,160
Deferred revenue	60,269	73,847
Other long-term liabilities	9,245	8,595
Net cash used in operating activities	(189,847)	(266,087)
Cash flows from investing activities:
Additions to property and equipment	(36,589)	(27,780)
Sales of property and equipment	97	123
Purchases of restricted and other investments	(310)	(4,901)
Purchases of available-for-sale securities	-	(108,500)
Sales of available-for-sale securities	10,846	177,125
Net cash (used in) provided by investing activities	(25,956)	36,067
Cash flows from financing activities:
Long term borrowings, net of related costs	245,199	-
Proceeds from exercise of stock options	1,932	2,976
Net cash provided by financing activities	247,131	2,976
Net (decrease) increase in cash and cash equivalents	31,328	(227,044)
Cash and cash equivalents at the beginning of period	393,421	762,007
Cash and cash equivalents at the end of period	$424,749	$534,963

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$28,892	$31,470
Income taxes	123	474
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,949	7,243
Non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008,
including accrued interest	2,922	502
Common stock issued in exchange of 2½% Convertible Notes due 2009,
including accrued interest	2	-
Common stock issued to third parties	82,941	224,952

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of June 30, 2007, we had 7,142,538 subscribers.

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

          On February 19, 2007, we and XM Radio announced a definitive agreement, under which we will combine in a tax-free, all-stock merger of equals. Under the terms of the agreement, XM Radio stockholders will receive 4.6 shares of our common stock for each share of XM Radio they own. XM Radio and our stockholders will each own approximately 50% of the combined company. The transaction is subject to approval by our stockholders and XM Radio’s stockholders, the satisfaction of customary closing conditions and regulatory review and approvals, including antitrust agencies and the Federal Communications Commission (“FCC”). We and XM Radio expect the transaction to be completed by the end of the year.

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

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been recorded. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

3. Summary of Significant Accounting Policies

          Revenue Recognition

          Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of mail-in rebates.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of mail-in rebates that are paid by us directly to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain mail-in rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

          Pursuant to SFAS No. 123R, we recognized $15,840 and $32,775, and $18,321 and $40,271 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three and six months ended June 30, 2007 and 2006, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2007, net of estimated forfeitures, is $104,056 and is expected to be recognized over a weighted-average period of three years.

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

          We estimate the fair value of stock-based awards using the Black-Scholes option valuation model (“Black-Scholes”). Black-Scholes was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

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

          The following table summarizes the weighted-average assumptions used to compute reported stock-based compensation to employees and members of our board of directors for the periods set forth below:

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.7%	5.0%	4.8%	4.1%
Expected life of options - years	4.45	4.45	4.45	4.45
Expected stock price volatility	60%	60%	60%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5 - 5.0%	4.9 - 5.2%	4.5 - 5.0%	4.3 - 5.2%
Expected life of options - years	2.50 - 8.91	1.67 - 10.00	2.50 - 8.91	1.67 - 10.00
Expected stock price volatility	60%	60%	60%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock-based compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three and six months ended June 30, 2007 and 2006 because a valuation allowance was maintained for all net deferred tax assets.

          Subscriber Acquisition Costs

          Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain SIRIUS radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

product is shipped from the manufacturer. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

          The following table reconciles the beginning and ending aggregate product warranty liability:

Balance, December 31, 2006	$5,041
Accrual for warranties issued during the period	1,077
Settlements during the period	(2,990)
Balance, June 30, 2007	$3,128

          Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the three months ended June 30, 2007 and 2006 were $10,482 and $9,428, respectively, and $20,532 and $23,856 for the six months ended June 30, 2007 and 2006, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

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

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 164,000,000 and 166,000,000 for the three and six months ended June 30, 2007, respectively, and 190,000,000 and 200,000,000 for the three and six months ended June 30, 2006, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Inventory

          Inventory consists of finished goods, chip sets and other raw material components used in manufacturing radios. Included in our finished goods inventory are certain new products not shipped by our distributor to its customers within 90 days of receipt of goods. Such products are subsequently repurchased by our distributor upon receipt of a customer order.

          Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated adjustment for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to product purchased for our direct to consumer distribution channel is recorded to cost of equipment in our unaudited consolidated statements of operations. The remaining provision is recorded to subscriber acquisition costs in our unaudited consolidated statements of operations.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Inventory, net consists of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$12,772	$16,459
Finished goods	29,165	18,043
Total inventory	$41,937	$34,502

Investments

Our investments consist of the following:

	June 30	December 31,
	2007	2006
Marketable securities	$4,654	$15,500
Restricted investments	78,160	77,850
Investment, stated at cost	5,000	5,000
Total investments	$87,814	$98,350

          Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. As of June 30, 2007 and December 31, 2006, certificates of deposit were $4,654 and $4,650, respectively, and auction rate securities were $0 and $10,850, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $10,846, and $177,125 for the six months ended June 30, 2007 and 2006, respectively. There were no unrealized holding gains or losses on marketable securities as of June 30, 2007 and December 31, 2006.

          Restricted Investments

          As of June 30, 2007 and December 31, 2006, short-term restricted investments of $25,310 and $25,000, respectively, primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.

          As of June 30, 2007 and December 31, 2006, long-term restricted investments of $52,850 primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

          Investment, stated at cost

          In September 2006, we invested in a third party for strategic purposes. We account for this investment under the cost method. The carrying value of our investment was $5,000 at June 30, 2007 and December 31, 2006 and is included in other long-term assets in our accompanying unaudited consolidated balance sheet.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Equity Method Investment

          We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying unaudited consolidated statements of operations. We recorded $0 for both the three months ended June 30, 2007 and 2006, and $0 and $4,445 for the six months ended June 30, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          Merger Costs

          We have incurred approximately $19,000 in direct costs for the six months ended June 30, 2007 in connection with our pending merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying unaudited consolidated balance sheet.

          Reclassifications

          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first quarter of 2007, we reclassified both broadcast and webstreaming royalties from programming and content expenses; revenue share from programming and content expenses and sales and marketing expenses; and residuals from sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to provide entities a method to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for annual reporting periods beginning after November 15, 2007. We are currently evaluating the effects that SFAS No. 159 will have on our consolidated results of operations and financial position.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Subscriber revenue consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Subscription fees	$205,486	$136,025	$395,455	$254,016
Activation fees	4,849	3,647	10,168	7,371
Effect of mail-in rebates	(700)	(2,031)	(5,192)	(8,565)
Total subscriber revenue	$209,635	$137,641	$400,431	$252,822

5. Interest Costs

          We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our fifth satellite. The following is a summary of our interest cost:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest costs charged to expense	$15,750	$15,660	$30,942	$32,784
Interest costs capitalized	1,794	1,398	3,608	1,398
Total interest costs incurred	$17,544	$17,058	$34,550	$34,182

6. Related Party Transactions

          In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred by us to provide SIRIUS Canada service, including certain costs we incur for the production and distribution of radios as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, SIRIUS Canada pays us a royalty based on a percentage of its annual gross revenues. Additionally, the initial financing we provided to SIRIUS Canada is by way of subscription to non-voting shares which carry an 8% cumulative dividend.

          Total costs reimbursed by SIRIUS Canada for the three months ended June 30, 2007 and 2006 were $723 and $1,521, respectively, and $2,600 and $4,087 for the six months ended June 30, 2007 and 2006, respectively. We recorded $643 and $203 in royalty income for the three months ended June 30, 2007 and 2006, respectively, and $1,159 and $306 for the six months ended June 30, 2007 and 2006, respectively. Such royalty income was recorded to other income in our accompanying unaudited consolidated statements of operations. We also recorded dividend income of $216 and $0 for the three months ended June 30, 2007 and 2006, respectively, and $422 and $0 for the six months ended June 30, 2007 and 2006, respectively, which was included in interest and investment income in our accompanying unaudited consolidated statements of operations.

          Amounts due from SIRIUS Canada at June 30, 2007 were $3,817, of which $581 and $3,236 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheets. Amounts due from SIRIUS Canada at December 31, 2006 were $4,157, of which $2,502 and $1,655 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts payable to SIRIUS Canada at June 30, 2007 and December 31,2006 to fund its remaining capital requirements were $1,148 and are included in accounts payable and accrued expenses in the accompanying unaudited consolidated balance sheets.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

7. Debt

          Debt consists of the following:

	Conversion
	Price	As of
	(per share)	June 30, 2007	December 31, 2006
Senior Secured Term Loan	N/A	$250,000	$-
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	299,998	300,000
3½% Convertible Notes due 2008	1.38	33,597	36,505
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744
		1,315,339	1,068,249
Less current maturities		33,597	-
Total long-term debt		$1,281,742	$1,068,249

          Senior Secured Term Loan

          In June 2007, we entered into a Term Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus ½ of 1.00%, plus 1.25% . LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012.

          The loan is guaranteed by our wholly owned subsidiary, Satellite CD Radio, Inc. (the “Guarantor”). The Credit Agreement is secured by a lien on substantially all of our and the Guarantor’s assets, including our four satellites and the shares of the Guarantor.

          The Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Credit Agreement are substantially similar to those contained in the indenture governing our 9 5/8% Senior Notes due 2013.

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

          During the six months ended June 30, 2007, holders of $2 in aggregate principal amount of our 2½% Convertible Notes due 2009 presented such notes for conversion in accordance with the terms of the indenture. We issued 453 shares of our common stock upon conversion of these notes.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

          During the six months ended June 30, 2007, holders of $2,908 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 2,107,245 shares of our common stock upon conversion of these notes. During the six months ended June 30, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

          Space Systems/Loral Credit Agreement

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth satellite. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to this satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after this satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of this satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under this Credit Agreement as of June 30, 2007.

          Covenants and Restrictions

          Our 9 5/8% Senior Notes due 2013, our Loral Credit Agreement and our Senior Secured Term Loan require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture, the Loral Credit Agreements and the credit agreement governing our Senior Secured Term Loan. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013, our Senior Secured Term Loan and any loans outstanding under the Loral Credit Agreement could become immediately payable and the Loral Credit Agreement could be terminated. At June 30, 2007, we were in compliance with all such covenants.

8. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of June 30, 2007. As of June 30, 2007, approximately 385,036,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the six months ended June 30, 2007, employees exercised 556,236 stock options at exercise prices ranging from $2.81 to $4.16 per share, resulting in proceeds to us of $757. We also collected $1,175 in 2007 related to stock option exercises that occurred in 2006.

          In January 2007, Howard Stern and his agent were granted an aggregate of 22,058,824 shares of our common stock as a result of certain performance targets that were satisfied on December 31, 2006. We recognized expense associated with these shares of $0 and $41,250 during the six months ended June 30, 2007 and 2006, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the six months ended June 30, 2006.

           In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $219 during each of the three months ended June 30, 2007 and 2006, and $1,860 during each of the six months ended June 30, 2007 and 2006. Of the remaining $23,117 in common stock value, $5,852 and $17,265 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheets as of June 30, 2007.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of June 30, 2007, warrants to acquire 88,717,626 shares of our common stock with an average exercise price of $3.34 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended June 30, 2007 and 2006, we recognized expense of $750 and $26,599, respectively, and $5,949 and $40,970 for the six months ended June 30, 2007 and 2006, respectively, in connection with these warrants.

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

          As of June 30, 2007, approximately 86,563,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2007, approximately 72,996,000 shares of our common stock were available for grant under the 2003 Plan.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          The following table summarizes stock option activity under our stock incentive plans for the six months ended June 30, 2007 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	71,793	$5.56
Granted	11,978	3.58
Exercised	(556)	1.36
Cancelled or expired	(602)	4.46
Outstanding at June 30, 2007	82,613	5.31	6.92	$14,405
Exercisable at June 30, 2007	44,197	6.00	5.84	$13,314

          The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.89 and $3.22 respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $1,136 and $6,841, respectively.

          We recognized stock-compensation expense associated with stock options of $10,596 and $14,156 for the three months ended June 30, 2007 and 2006, respectively, and $21,290 and $27,701 for the six months ended June 30, 2007 and 2006, respectively.

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the six months ended June 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	4,086	$4.64
Granted	2,188	3.58
Exercised	(2,275)	4.92
Cancelled or expired	(49)	1.96
Outstanding at June 30, 2007	3,950	3.92

          The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2007 and 2006 was $3.58 and $4.68, respectively. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2007 and 2006 was $7,764 and $97,423, respectively.

          We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $2,519 and $3,260 for the three months ended June 30, 2007 and 2006, respectively, and $6,217 and $10,177 for the six months ended June 30, 2007 and 2006, respectively.

          For the three and six months ended June 30, 2007, we also recognized stock compensation expense of $1,226 and $2,404 for restricted stock units expected to be granted for services performed in 2007. For the three and six months ended June 30, 2006, we recognized stock compensation expense of $21,764 and $43,345, respectively, for restricted stock units and common stock granted in 2006 for services performed in 2006 or upon the satisfaction of 2006 performance targets.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $295 and $338 for the three months ended June 30, 2007 and 2006, respectively, and $793 and $750 for the six months ended June 30, 2007 and 2006, respectively.

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,412 and $953 for the three months ended June 30, 2007 and 2006, respectively, and $2,763 and $2,259 for the six months ended June 30, 2007 and 2006, respectively.

10. Income Taxes

          We recorded income tax expense of $555 and $578 for the three months ended June 30, 2007 and 2006, respectively, and $1,110 and $1,331 for the six months ended June 30, 2007 and 2006, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

          We provide a valuation allowance for all of our deferred tax assets. Accordingly, unrecognized federal or state income tax positions should not impact the face of our financial statements, but instead would reduce the gross tax benefit. We did not have any unrecognized tax benefits.

          We have elected to record interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expense. As of June 30, 2007, we recorded no interest expense or penalties related to unrecognized tax benefits. As of June 30, 2007, we are subject to examination in the United States federal and various state tax jurisdictions for the 2003 to 2006 tax years.

11. Commitments and Contingencies

          The following table summarizes our expected contractual cash commitments as of June 30, 2007:

	Remaining
	2007	2008	2009	2010	2011	Thereafter	Total
Debt obligations	$-	$33,597	$301,742	$-	$230,000	$750,000	$1,315,339
Cash interest payments	42,543	83,402	78,919	74,663	74,621	115,800	469,948
Lease obligations	4,924	12,089	12,288	11,887	11,086	32,847	85,121
Satellite and Transmission	11,664	92,053	20,369	5,010	4,720	20,117	153,933
Programming and content	64,438	133,612	154,833	151,794	41,707	28,806	575,190
Customer service and billing	271	45	-	-	-	-	316
Marketing and distribution	48,982	33,423	22,809	26,153	18,173	5,500	155,040
Chip set development and production	4,965	-	-	-	-	-	4,965
Other	5,501	20,681	39	2	-	-	26,223
Total contractual cash commitments	$183,288	$408,902	$590,999	$269,509	$380,307	$953,070	$2,786,075

          Debt Obligations. Debt obligations include principal payments on our outstanding debt.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

          Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture. In addition, in the event that certain new products are not shipped by our distributor to its customers within 90 days of their receipt of goods, we have agreed to purchase and take title to the product.

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2007 and December 31, 2006, $78,160 and $77,850, respectively, was classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of June 30, 2007, we have not entered into any off-balance sheet arrangements or transactions.

          Legal Proceedings

          FCC Inquiry. In April 2006, we learned that XM Radio and two manufacturers of SIRIUS radios had received inquiries from the FCC as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the FCC as to whether the FM transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

          During our internal review, we determined that certain of our radios with FM transmitters were not compliant with FCC rules. We have taken a series of actions to correct the problem.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

          We have retained an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rates and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012 In June 2007, the hearing before the Copyright Royalty Board commenced, with both us and XM and SoundExchange, the organization that collects and distributes royalties for digital music services on behalf of artists and music labels, presenting evidence in support of their direct cases. In July 2007, we, XM and SoundExchange filed our rebuttal cases in this proceeding; and in August 2007, the Copyright Royalty Board will convene a hearing to permit the parties to present rebuttal evidence.

          As part of this proceeding, we originally proposed a royalty rate of 0.89% of our satellite subscription revenue. We have filed an amended rate proposal requesting the Copyright Royalty Board to establish a royalty rate for calendar year 2007 of $1.20 for each performance we make of a copyrighted sound recording. We have also proposed that this royalty rate be adjusted each subsequent year by a percentage equal to the percentage change in aggregate satellite radio subscribers during the preceding year. SoundExchange has proposed a royalty rate consisting of the greater of a specified percentage of revenue or a per-subscriber fee. The SoundExchange proposed fees would increase as our number of subscribers increase, in seven steps that start at the greater of 8% of total revenues or $0.85 per subscriber per month, if we have fewer than 9 million subscribers, and end at the greater of 23% of total revenue or $3.00 per subscriber per month, if we have more than 19 million subscribers. SoundExchange has also proposed, as an alternative that it describes as less-preferred, a per-broadcast fee structure, which it claims is calculated to reach similar fee levels if we continue with our current level of music performances.

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

We believe that the fee we proposed achieves these objectives. We expect the Copyright Royalty Board to render a decision establishing a rate for the sound recordings we use on our satellite radio service by the end of 2007.

          U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action.

          Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial position and statements of operation.

12. Subsequent Events

          We exercised an option under our existing satellite purchase agreement with Space Systems/Loral, Inc. to purchase our sixth satellite. Space Systems/Loral will design and construct the satellite, which is expected to be one of the most advanced and powerful satellites ever built.

          Construction of this satellite is expected to be completed in 2010. The satellite is expected to be launched into an inclined elliptical orbit to complement our existing satellites, which were also manufactured by Space Systems/Loral. Our unique hybrid constellation, consisting of satellites operating in a highly inclined geosynchronous orbits in combination with one satellite operating in a geostationary orbit will provide unparalleled redundancy, enhanced coverage and exceptional performance.

          The aggregate cost of designing and building this satellite will be approximately $169,000. A substantial portion of this purchase price will not be paid until 2009 and following the launch and successful completion of on-orbit testing of this satellite.

          In June 2006, in connection with the contract to purchase our fifth satellite, which is currently under construction, Space Systems/Loral agreed to provide us a $100,000 vendor financing facility. No amounts in connection with this existing facility have been drawn. As part of the exercise of the option to purchase an additional satellite, Space Systems/Loral has amended and extended this $100,000 vendor financing to permit us to access the facility to pay a portion of the purchase price of the new satellite.

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

          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	our pending merger with XM Satellite Radio Holdings Inc. (“XM Radio”), including related uncertainties and risks and the impact on our business if the merger is not completed;

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers of SIRIUS radios, retailers, automakers and programming providers; and

•	our competitive position versus other forms of audio and video entertainment, including terrestrial radio, HD radio, internet radio, digital music recorders, XM Radio and emerging next generation networks and technologies.

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

          The completion of the Merger is subject to various closing conditions, including obtaining the approval of our stockholders and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The information presented in this Quarterly Report on Form 10-Q does not give effect to the Merger.

          We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 65 channels of sports, news, talk, entertainment, traffic and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers and mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet.

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

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On June 30, 2007, SIRIUS radios were available at more than 20,000 retail locations. We have exclusive agreements with DaimlerChrysler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of June 30, 2007, SIRIUS radios were available as a factory-installed option in 119 vehicle models and as a dealer-installed option in 31 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of June 30, 2007, we had 7,142,538 subscribers compared with 6,024,555 subscribers as of December 31, 2006 and 4,678,207 subscribers as of June 30, 2006. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.

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

          Each of SIRIUS and XM has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining approvals of certain of our and XM Radio’s stockholders and receiving certain regulatory and antitrust approvals (including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The Merger is intended to qualify as a reorganization for federal income tax purposes.

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

           Mel Karmazin, our chief executive officer, will become chief executive officer of the combined company and Gary M. Parsons, chairman of the board of directors of XM Radio, will become chairman of the board of directors of the combined company. The combined company’s board of directors will consist of 12 directors, including Messrs. Karmazin and Parsons, four independent members designated by each of SIRIUS and XM Radio, as well as one representative of each of General Motors and American Honda.

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

          This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 21, 2007.

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

          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first quarter 2007, we reclassified both broadcast and webstreaming royalties from programming and content expenses; revenue share from programming and content expenses and sales and marketing expenses; and residuals from sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.

Subscribers and Key Operating Metrics:

           The following table contains a breakdown of our subscribers for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Beginning subscribers	6,581,045	6,024,555	5,119,308	4,678,207	4,077,747
Net additions	561,493	556,490	905,247	441,101	600,460
Ending subscribers	7,142,538	6,581,045	6,024,555	5,119,308	4,678,207

Retail	4,364,646	4,234,804	4,041,826	3,482,514	3,276,615
OEM	2,758,639	2,323,683	1,959,009	1,610,074	1,373,610
Hertz	19,253	22,558	23,720	26,720	27,982
Ending subscribers	7,142,538	6,581,045	6,024,555	5,119,308	4,678,207

Retail	129,842	192,978	559,312	205,899	276,294
OEM	434,956	364,674	348,935	236,464	324,574
Hertz	(3,305)	(1,162)	(3,000)	(1,262)	(408)
Net addtions	561,493	556,490	905,247	441,101	600,460

           Subscribers. We ended the second quarter of 2007 with 7,142,538 subscribers, an increase of 19% since December 31, 2006 and 53% from the 4,678,207 subscribers as of June 30, 2006. Since June 30, 2006, we added 1,088,031 net subscribers from our retail channel and 1,385,029 net subscribers from our OEM channel, resulting in a 33% and 101% increase in our retail and OEM subscriber base, respectively.

          The following table presents our key operating metrics for the past five quarters:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Gross subscriber additions	1,002,145	988,458	1,234,576	732,406	830,571
Deactivated subscribers	440,652	431,968	329,329	291,305	230,111
Average monthly churn (1)(6)	2.1%	2.3%	2.0%	2.0%	1.8%
ARPU (2)(6)	$10.71	$10.46	$10.92	$11.17	$11.16
SAC, as adjusted, per gross
subscriber addition(3)(6)	$108	$104	$103	$114	$131
Customer service and billing
expenses, as adjusted, per
average subscriber (4)(6)	$1.05	$1.15	$1.60	$1.14	$1.20
Total revenue	$226,427	$204,037	$193,380	$167,113	$150,078
Free cash flow (5)(6)	$(80,031)	$(146,715)	$30,409	$(232,356)	$(133,231)
Adjusted loss from operations (7)	$(79,299)	$(83,999)	$(166,809)	$(83,153)	$(126,528)
Net loss	$(134,147)	$(144,745)	$(245,597)	$(162,898)	$(237,828)

          ARPU. Total ARPU for the three months ended June 30, 2007 was $10.71 compared to $11.16 for the three months ended June 30, 2006. The decrease was primarily driven by a decline in net advertising revenue per average subscriber and the impact of plan mix due in part to the increase in subscribers under multi-unit subscription plans, offset by the effects of mail-in rebates resulting from lower eligible activations. At June 30, 2007, approximately two thirds of our subscribers were on an annual or longer subscription plan and approximately 18% were paying $6.99 per month under a multi-unit subscriber plan, as compared to 13% at June 30, 2006.

          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue streams from subscribers.

          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $108 and $131 for the three months ended June 30, 2007 and 2006, respectively. The decline was primarily attributable to lower OEM costs per unit offset by a higher mix of OEM gross additions.

          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. If competitive forces or changes in retailer promotional strategies, including the elimination of mail-in rebates by retailers, require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

           Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 13% to $1.05 for the second quarter of 2007 compared with $1.20 for the second quarter of 2006.

           We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in call center and other customer care and billing operations. Our customer service and billing expenses, as adjusted, per average subscriber are generally lower in the first three quarters of our fiscal year and increase in the fourth quarter due to the holiday selling season.

           Adjusted Loss from Operations. For the three months ended June 30, 2007 and 2006, adjusted loss from operations was $79,299 and $126,528, respectively, a decrease of $47,229. The decrease was primarily driven by an increase in total revenue of $76,349 as a result of a 53% increase in our subscriber base, which more than offset increases in expenses of $29,120.

          Net Loss. For the three months ended June 30, 2007 and 2006, net loss was $134,147 and $237,828, respectively, a decrease of $103,681. The decrease was primarily driven by an increase in total revenue of $76,349 as a result of a 53% increase in our subscriber base and a decrease in stock-based compensation as a result of certain performance targets satisfied in 2006.

Three and Six Months Ended June 30, 2007 Compared with Three and Six Months Ended June 30, 2006

           Total Revenue

           Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

•	Three Months: For the three months ended June 30, 2007 and 2006, subscriber revenue was $209,635 and $137,641, respectively, an increase of 52% or $71,994. The increase was attributable to the growth of subscribers to our service.

•	Six Months: For the six months ended June 30, 2007 and 2006, subscriber revenue was $400,431 and $252,822, respectively, an increase of 58% or $147,609. The increase was attributable to the growth of subscribers to our service.

          The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Subscription fees	$205,486	$136,025	$395,455	$254,016
Activation fees	4,849	3,647	10,168	7,371
Effect of mail-in rebates	(700)	(2,031)	(5,192)	(8,565)
Total subscriber revenue	$209,635	$137,641	$400,431	$252,822

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

•	Three Months: For the three months ended June 30, 2007 and 2006, net advertising revenue was $9,177 and $8,125, respectively, an increase of $1,052.

•	Six Months: For the six months ended June 30, 2007 and 2006, net advertising revenue was $15,898 and $15,463, respectively, an increase of $435.

          We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is also subject to fluctuation based on the overall advertising environment.

           Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

•	Three Months: For the three months ended June 30, 2007 and 2006, equipment revenue was $6,255 and $3,096, respectively, an increase of $3,159. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•	Six Months: For the six months ended June 30, 2007 and 2006, equipment revenue was $10,926 and $6,788, respectively, an increase of $4,138. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

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

•	Three Months: For the three months ended June 30, 2007 and 2006, satellite and transmission expenses were $7,337 and $18,496, respectively, a decrease of $11,159. Excluding stock-based compensation of $621 and $810 for the three months ended June 30, 2007 and 2006, respectively, satellite and transmission expenses decreased $10,970 from $17,686 to $6,716. The second quarter of 2006 included a $10,900 non-recurring impairment charge associated with certain satellite long-lead time parts that were no longer needed. As of June 30, 2007 and 2006, we had 124 and 139 terrestrial repeaters, respectively, in operation.

•	Six Months: For the six months ended June 30, 2007 and 2006, satellite and transmission expenses were $15,323 and $26,699, respectively, a decrease of $11,376. Excluding stock-based compensation of $1,277 and $1,712 for the six months ended June 30, 2007 and 2006, respectively, satellite and transmission expenses decreased $10,941 from $24,987 to $14,046. The second quarter of 2006 included a $10,900 non-recurring impairment charge associated with certain satellite long-lead time parts that were no longer needed.

           Future increases in satellite and transmission expenses will primarily be attributable to the launch and operation of new satellites, the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2007 and 2008 subject to obtaining necessary regulatory approvals. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.

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

•	Three Months: For the three months ended June 30, 2007 and 2006, programming and content expenses were $54,311 and $68,622, respectively, a decrease of $14,311. Excluding stock-based compensation of $1,215 and $23,724 for the three months ended June 30, 2007 and 2006, respectively, programming and content expenses increased $8,198 from $44,898, to $53,096. This increase of $8,198 was primarily attributable to license fees associated with new programming. Stock-based compensation decreased $22,509 as compared to second quarter 2006 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in 2006 upon the satisfaction of performance targets.

•	Six Months: For the six months ended June 30, 2007 and 2006, programming and content expenses were $114,309 and $368,356, respectively, a decrease of $254,047. Excluding stock-based compensation of $4,150 and $273,524 for the six months ended June 30, 2007 and 2006, respectively, programming and content expenses increased $15,327 from $94,832, to $110,159. This increase of $15,327 was primarily attributable to license fees associated with new programming and compensation related costs for additions to headcount. Stock-based compensation decreased $269,374 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in January 2006 upon the satisfaction of performance targets.

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

          Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and webstreaming royalties. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•	Three Months: For the three months ended June 30, 2007 and 2006, revenue share and royalties were $29,841 and $16,958, respectively, an increase of $12,883. This increase was primarily attributable to the growth in our revenue as well as an increase in our OEM subscriber base.

•	Six Months: For the six months ended June 30, 2007 and 2006, revenue share and royalties were $56,975 and $30,485, respectively, an increase of $26,490. This increase was primarily attributable to the growth in our revenue as well as an increase in our OEM subscriber base.

          We expect revenue share to increase as we continue to experience revenue growth and expand our distribution of SIRIUS radios through automakers. In addition, we expect broadcast and webstreaming royalties, which are typically variable in nature, to increase as our subscriber base grows. We are currently a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period 2007 through 2012. We expect a decision by the end of 2007.

          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•	Three Months: For the three months ended June 30, 2007 and 2006, customer service and billing expenses were $21,618 and $15,866, respectively, an increase of $5,752. Excluding stock-based compensation of $178 and $204 for the three months ended June 30, 2007 and 2006, respectively, customer service and billing expenses increased $5,778 from $15,662 to $21,440. This increase of $5,778 was primarily due to higher call center operating costs necessary to accommodate the increase in the our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 37% compared with an increase in subscribers of 53% year over year.

•	Six Months: For the six months ended June 30, 2007 and 2006, customer service and billing expenses were $43,471 and $33,728, respectively, an increase of $9,743. Excluding stock-based compensation of $377 and $448 for the three months ended June 30, 2007 and 2006, respectively, customer service and billing expenses increased $9,814 from $33,280 to $43,094. This increase of $9,814 was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 29% compared with an increase in subscribers of 53% year over year.

          We expect our customer care and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve a larger subscriber base and bad debt expense.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

•	Three Months: For the three months ended June 30, 2007 and 2006, cost of equipment was $8,636 and $3,467, respectively, an increase of $5,169. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs.

•	Six Months: For the six months ended June 30, 2007 and 2006, cost of equipment was $17,928 and $6,932, respectively, an increase of $10,996. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs. In addition, we recorded a $2,782 inventory allowance in the six months ended June 30, 2007 primarily as a result of lower of cost or market adjustments and reserves for slow moving inventory.

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

•	Three Months: For the three months ended June 30, 2007 and 2006, sales and marketing expenses were $45,614 and $52,831, respectively, a decrease of $7,217. Excluding stock-based compensation of $2,849 and $5,067 for the three months ended June 30, 2007 and 2006, respectively, sales and marketing expenses decreased $4,999 from $47,764 to $42,765. This decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with our distributors.

•	Six Months: For the six months ended June 30, 2007 and 2006, sales and marketing expenses were $83,776 and $87,312, respectively, an decrease of $3,536. Excluding stock-based compensation of $8,493 and $7,269 for the six months ended June 30, 2007 and 2006, respectively, sales and marketing expenses decreased $4,760 from $80,043 to $75,283. This $4,760 decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with our distributors.

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

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain SIRIUS radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.

•	Three Months: For the three months ended June 30, 2007 and 2006, subscriber acquisition costs were $105,665 and $130,563, respectively, a decrease of 19% or $24,898. Excluding stock-based compensation of $7 and $21,900 for the three months ended June 30, 2007 and 2006, respectively, subscriber acquisition costs decreased 3%, or $3,005, from $108,663 to $105,658. This decrease of $3,005 was primarily attributable to lower aftermarket subsidies, offset by increased OEM hardware subsidies due to higher production volume. Stock-based compensation decreased $21,893 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•	Six Months: For the six months ended June 30, 2007 and 2006, subscriber acquisition costs were $205,782 and $249,606, respectively, a decrease of 18% or $43,824. Excluding stock-based compensation of $1,887 and $31,799 for the six months ended June 30, 2007 and 2006, respectively, subscriber acquisition costs decreased 6%, or $13,912, from $217,807 to $203,895. This decrease of $13,912 was primarily attributable to lower aftermarket subsidies, offset by increased OEM hardware subsidies due to higher production volume. Stock-based compensation decreased $29,912 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

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

•	Three Months: For the three months ended June 30, 2007 and 2006, general and administrative expenses were $38,471 and $32,555, respectively, an increase of $5,916. Excluding stock-based compensation of $11,163 and $12,905 for the three months ended June 30, 2007 and 2006, respectively, general and administrative expenses increased $7,658 from $19,650 to $27,308. This increase of $7,658 was primarily the result of higher legal fees and compensation-related costs to support the growth of our business. Stock-based compensation decreased $1,742 primarily as a result of restricted stock units that vested in the second quarter of 2006.

•	Six Months: For the six months ended June 30, 2007 and 2006, general and administrative expenses were $73,814 and $64,428, respectively, an increase of $9,386. Excluding stock-based compensation of $23,103 and $27,411 for the six months ended June 30, 2007 and 2006, respectively, general and administrative expenses increased $13,694 from $37,017 to $50,711. This increase of $13,694 was primarily a result of higher legal fees and compensation-related costs to support the growth of our business. Stock-based compensation decreased $4,308 primarily as a result of restricted stock units that vested in 2006.

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

•	Three Months: For the three months ended June 30, 2007 and 2006, engineering, design and development expenses were $11,250 and $15,454, respectively, a decrease of $4,204. Excluding stock-based compensation of $984 and $2,679 for the three months ended June 30, 2007 and 2006, respectively, engineering, design and development expenses decreased $2,509 from $12,775 to $10,266. This decrease of $2,509 was primarily attributable to reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models. Stock-based compensation decreased $1,695 primarily due to the timing of third parties achieving certain production milestones.

•	Six Months: For the six months ended June 30, 2007 and 2006, engineering, design and development expenses were $23,661 and $35,166, respectively, a decrease of $11,505. Excluding stock-based compensation of $1,990 and $9,712 for the six months ended June 30, 2007 and 2006, respectively, engineering, design and development expenses decreased $3,783 from $25,454 to $21,671. This decrease of $3,783 was primarily attributable reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models. Stock-based compensation decreased $7,722 primarily due to the timing of third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding stock-based compensation expense, to decrease, as the work required to initially incorporate SIRIUS radios and accessories in a significant number of additional vehicle models was completed in 2006.

Other Income (Expense)

          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•	Three Months: For the three months ended June 30, 2007 and 2006, interest and investment income was $4,753 and $8,873, respectively, a decrease of $4,120. The decrease was attributable to a lower average cash balance.

•	Six Months: For the six months ended June 30, 2007 and 2006, interest and investment income was $10,795 and $18,810, respectively, a decrease of $8,015. The decrease was attributable to a lower average cash balance.

          Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•	Three Months: For the three months ended June 30, 2007 and 2006, interest expense was $15,750 and $15,660, respectively, an increase of $90. Interest expense was consistent with second quarter 2006 given debt levels remained consistent with the second quarter of 2006 prior to the incurrence of the $250,000 Senior Secured Term Loan in June 2007. Interest expense was offset by the capitalized interest associated with satellite construction and the related launch vehicle.

•	Six Months: For the six months ended June 30, 2007 and 2006, interest expense was $30,942 and $32,784, respectively, a decrease of $1,842. The decrease was primarily the result of capitalized interest in 2007 associated with satellite construction and the related launch vehicle, which was offset by the interest expense associated with the new term loan.

          Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss.

          We recorded $0 and $4,445 for the six months ended June 30, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          As of June 30, 2007, our investment in SIRIUS Canada was $0 as we fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.

Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $555 and $578 for the three months ended June 30, 2007 and 2006, respectively.

•	Six Months: We recorded income tax expense of $1,110 and $1,331 for the six months ended June 30, 2007 and 2006, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Subscriber revenue	$209,635	$190,796	$167,210	$155,373	$137,641
Net advertising revenue	9,177	6,721	8,451	7,130	8,125
Total subscriber and net
advertising revenue	$218,812	$197,517	$175,661	$162,503	$145,766
Daily weighted average number of
subscribers	6,811,750	6,295,282	5,361,322	4,848,293	4,354,447
ARPU	$10.71	$10.46	$10.92	$11.17	$11.16

(3)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Subscriber acquisition cost	$105,665	$100,117	$122,196	$79,812	$130,563
Less: stock-based compensation
granted to third parties and employees	(7)	(1,880)	(1,150)	1,051	(21,900)
Add: margin from direct sale of SIRIUS
radios and accessories	2,381	4,621	5,674	2,617	371
SAC, as adjusted	108,039	102,858	126,720	83,480	109,034
Gross subscriber additions	1,002,145	988,458	1,234,576	732,406	830,571
SAC, as adjusted, per gross subscriber
addition	$108	$104	$103	$114	$131

(4)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Customer service and billing expenses	$21,618	$21,853	$25,912	$16,822	$15,866
Less: stock-based compensation	(178)	(199)	(167)	(197)	(204)
Customer service and billing expenses,
as adjusted	21,440	21,654	25,745	16,625	15,662
Daily weighted average number of
subscribers	6,811,750	6,295,282	5,361,322	4,848,293	4,354,447
Customer service and billing expenses,
as adjusted, per average subscriber	$1.05	$1.15	$1.60	$1.14	$1.20

(5)	Free cash flow is derived from cash flow (used in) provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Net cash used in operating activities	$(55,900)	$(133,947)	$34,868	$(183,330)	$(108,915)
Additions to property and equipment	(24,131)	(12,458)	(5,459)	(66,588)	(22,284)
Restricted and other investment activity	-	(310)	1,000	17,562	(2,032)
Free cash flow	$(80,031)	$(146,715)	$30,409	$(232,356)	$(133,231)

(6)	Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

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

(7)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, equity in net loss of affiliate; depreciation; impairment charges; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

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

Adjusted loss from operations is calculated as follows:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Net loss	$(134,147)	$(144,745)	$(245,597)	$(162,898)	$(237,828)
Impairment loss	-	-	-	-	10,917
Depreciation	26,284	26,786	27,495	27,583	25,738
Stock-based compensation	17,017	24,260	42,625	43,418	67,289
Other expense	10,992	9,145	8,512	8,166	6,778
Income tax expense	555	555	156	578	578
Adjusted loss from operations	$(79,299)	$(83,999)	$(166,809)	$(83,153)	$(126,528)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended				For the Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006
Revenue:
Subscriber revenue, including effects of mail-in rebates	$115,181	$137,641	$155,372	$167,210	$575,404
Advertising revenue, net of agency fees	7,338	8,125	7,130	8,451	31,044
Equipment revenue	3,692	3,096	3,579	16,431	26,798
Other revenue	453	1,216	1,032	1,288	3,989
Total revenue	126,664	150,078	167,113	193,380	637,235
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	8,203	18,496	7,580	7,518	41,797
Programming and content	299,734	68,622	71,654	80,414	520,424
Revenue share and royalties	13,527	16,958	18,371	21,062	69,918
Customer service and billing	17,862	15,866	16,822	25,912	76,462
Cost of equipment	3,465	3,467	6,196	22,105	35,233
Sales and marketing	34,481	52,831	38,590	77,780	203,682
Subscriber acquisition costs	119,043	130,563	79,812	122,196	451,614
General and administrative	31,873	32,555	33,146	32,379	129,953
Engineering, design and development	19,712	15,454	21,513	13,448	70,127
Depreciation	24,933	25,738	27,583	27,495	105,749
Total operating expenses	572,833	380,550	321,267	430,309	1,704,959
Loss from operations	(446,169)	(230,472)	(154,154)	(236,929)	(1,067,724)
Other income (expense):
Interest and investment income	9,937	8,873	7,750	6,760	33,320
Interest expense, net of amounts capitalized	(17,124)	(15,660)	(15,921)	(15,327)	(64,032)
Equity in net loss of affiliate	(4,445)	-	-	-	(4,445)
Other income	10	9	5	55	79
Total other income (expense)	(11,622)	(6,778)	(8,166)	(8,512)	(35,078)
Loss before income taxes	(457,791)	(237,250)	(162,320)	(245,441)	(1,102,802)
Income tax expense	(753)	(578)	(578)	(156)	(2,065)
Net loss	$(458,544)	$(237,828)	$(162,898)	$(245,597)	$(1,104,867)
Net loss per share (basic and diluted)	$(0.33)	$(0.17)	$(0.12)	$(0.17)	$(0.79)
Weighted average common shares outstanding (basic and diluted)	1,386,982	1,404,022	1,405,281	1,413,866	1,402,619

(1) Amounts related to stock-based compensation included in other operating expenses were as follows:
Satellite and transmission	$902	$810	$490	$366	$2,568
Programming and content	249,800	23,724	23,615	24,635	321,774
Customer service and billing	244	204	197	167	812
Sales and marketing	2,202	5,067	7,609	4,665	19,543
Subscriber acquisition costs	9,899	21,900	(1,051)	1,150	31,898
General and administrative	14,506	12,905	11,536	10,981	49,928
Engineering, design and development	7,033	2,679	1,022	661	11,395
Total equity granted to third parties and employees	$284,586	$67,289	$43,418	$42,625	$437,918

In the first quarter of 2007, SIRIUS reclassified both broadcast and webstreaming royalties from programming and content expenses; revenue share from programming and content expenses and sales and marketing expenses; and residuals from sales and marketing expenses to a separate line item, revenue share and royalties. In addition, SIRIUS reclassified bad debt expense from general and administrative expenses to customer service and billing expenses. Certain amounts in the prior period annual and quarterly consolidated financial statements have been reclassified to conform to the current period presentation. Included above are the GAAP condensed consolidated statements of operations for 2006 that reflects these reclassifications.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

           As of June 30, 2007, we had $424,749 in cash and cash equivalents compared with $534,963 as of June 30, 2006 and $393,421 as of December 31, 2006.

          The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months
	Ended June 30,
	2007	2006	Variance
Net cash used in operating activities	$(189,847)	$(266,087)	$76,240
Net cash (used in) provided by investing activities	(25,956)	36,067	(62,023)
Net cash provided by financing activities	247,131	2,976	244,155
Net (decrease) increase in cash and cash equivalents	31,328	(227,044)	258,372
Cash and cash equivalents at beginning of period	393,421	762,007	(368,586)
Cash and cash equivalents at end of period	$424,749	$534,963	$(110,214)

          Net Cash Used in Operating Activities

          Net cash used in operating activities decreased $76,240 to $189,847 for the six months ended June 30, 2007 from $266,087 for the six months ended June 30, 2006. Such decrease in the net outflows of cash was attributable to increased cash receipts from subscribers due to the growth of our subscriber base, offset by an increase in paydown of distribution accruals and stock-based compensation expense to third parties in 2006 as a result of certain targets that were satisfied.

          Net Cash Used in Investing Activities

          Net cash used in investing activities was $25,956 for the six months ended June 30, 2007 compared with net cash provided by investing activities of $36,067 for the six months ended June 30, 2006. The $62,023 decrease was primarily a result of higher net sales activity of available-for-sale securities in the second quarter of 2006, offset by an increase in capital expenditures of $8,809 primarily as a result of costs associated with our satellite construction and launch vehicle.

          We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

          Net Cash Provided by Financing Activities

          Net cash provided by financing activities increased $244,155 to $247,131 for the six months ended June 30, 2007 from $2,976 for the six months ended June 30, 2006. The increase was a result of additional debt proceeds, net of related costs of $245,199 from the new term loan entered into in June 2007.

Financings and Capital Requirements

          We have historically financed our operations through the sale of debt and equity securities.

Future Liquidity and Capital Resource Requirements

          Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest and principal payments and taxes. In light of our pending merger with XM Radio, and the uncertainty surrounding the timing and financial impact, we are no longer currently providing cash flow guidance for the year ending December 31, 2007 or beyond. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

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

          In June 2006, we entered into a Credit Agreement with Space Systems/Loral (the “Credit Agreement”). Under the Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our new satellite. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to the new satellite. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) April 6, 2009, (ii) 90 days after the new satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the new satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75% . The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.

          In June 2007, we entered into a Term Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012. The loan is guaranteed by our wholly owned subsidiary, Satellite CD Radio, Inc. (the “Guarantor”). The Credit Agreement is secured by a lien on substantially all of our and the Guarantor’s assets, including our satellites and the shares of the Guarantor. The Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Credit Agreement are substantially similar to those contained in the indenture governing our 9 5/8% Senior Notes due 2013.

           To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. Our merger agreement with XM Radio restricts our ability to incur additional debt financing beyond our existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from XM Radio.

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

          As of June 30, 2007, approximately 86,563,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2007, approximately 72,996,000 shares of our common stock were available for grant under the 2003 Plan. During the six months ended June 30, 2007, employees exercised 556,236 stock options at exercise prices ranging from $2.81 to $4.16 per share, resulting in proceeds to us of $757. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of June 30, 2007, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and trade as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of June 30, 2007, we did not hold any auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended June 30, 2007.

Part II

Other Information

Item 1. Legal Proceedings

          FCC Inquiry. In April 2006, we learned that XM Radio and two manufacturers of SIRIUS radios had received inquiries from the FCC as to whether the FM transmitters in their products complied with the FCC’s emissions and frequency rules. We promptly began an internal review of the compliance of the FM transmitters in a number of our radios. In June 2006, we learned that a third manufacturer of SIRIUS radios had received an inquiry from the FCC as to whether the FM transmitters in its products complied with the FCC’s emissions and frequency rules. In June 2006, we received a letter from the FCC making similar inquiries. In July 2006, we responded to the letter from the FCC in respect of the preliminary results of our review. In August 2006, we received a follow-up letter of inquiry from the FCC and responded to the FCC’s further inquiry. We continue to cooperate with the FCC’s inquiry.

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

          We have retained an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rates and terms for the sound recordings we use on our satellite radio service for the period for 2007 through 2012. In June 2007, the hearing before the Copyright Royalty Board commenced, with both us and XM and SoundExchange, the organization that collects and distributes royalties for digital music services on behalf of artists and music labels, presenting evidence in support of their direct cases. In July 2007, we, XM and SoundExchange filed our rebuttal cases in this proceeding; and in August 2007, the Copyright Royalty Board will convene a hearing to permit the parties to present rebuttal evidence.

           As part of this proceeding, we originally proposed a royalty rate of 0.89% of our satellite subscription revenue. We have filed an amended rate proposal requesting the Copyright Royalty Board to establish a royalty rate for calendar year 2007 of $1.20 for each performance we make of a copyrighted sound recording. We have also proposed that this royalty rate be adjusted each subsequent year by a percentage equal to the percentage change in aggregate satellite radio subscribers during the preceding year. SoundExchange has proposed a royalty rate consisting of the greater of a specified percentage of revenue or a per-subscriber fee. The SoundExchange proposed fees would increase as our number of subscribers increase, in seven steps that start at the greater of 8% of total revenues or $0.85 per subscriber per month, if we have fewer than 9 million subscribers, and end at the greater of 23% of total revenue or $3.00 per subscriber per month, if we have more than 19 million subscribers. SoundExchange has also proposed, as an alternative that it describes as less-preferred, a per-broadcast fee structure, which it claims is calculated to reach similar fee levels if we continue with our current level of music performances.

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

          We believe that the fee we proposed achieves these objectives. We expect the Copyright Royalty Board to render a decision establishing a rate for the sound recordings we use on our satellite radio service by the end of the year.

           U.S. Electronics Arbitration. U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, has commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action.

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

Item 4. Submission of Matters to a Vote of Security Holders

           At our annual meeting of stockholders held on Tuesday, May 24, 2007, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Votes Cast
	For	Against
Leon D. Black	1,244,968,042	19,754,118
Joseph P. Clayton	1,243,017,370	21,704,790
Lawrence F. Gilberti	1,244,934,503	19,787,657
James P. Holden	1,243,200,675	21,521,485
Mel Karmazin	1,245,363,067	19,359,093
Warren N. Lieberfarb	1,245,515,491	19,206,669
Michael J. McGuiness	1,245,758,032	18,964,128
James F. Mooney	1,245,750,668	18,971,492

           In addition to the election of directors, the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 was ratified by a vote of 1,251,817,864 shares in favor, 8,924,975 shares against and 3,979,321 shares abstaining.

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

August 9, 2007

EXHIBIT INDEX

Exhibit		Description

2.1	—

Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 19, 2007).

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

4.7	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999)

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit		Description
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9⅝% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 4, 2005 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.18	—	Customer Credit Agreement, dated as of May 31, 2006, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

* 10.2	—	Term Credit Agreement, dated as of June 20, 2007, among Sirius Satellite Radio Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2007).

* 10.3	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

* 10.4	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

* 10.5	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 12, 2005).

* 10.6	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit		Description
* 10.7	—

First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2005).

* 10.8	—

Amended and Restated Employment Agreement, dated as of June 6, 2007, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8-K for the dated June 7, 2007).

* 10.9	—

Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 12, 2005).

* 10.10	—

Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

* 10.11	—

First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

* 10.12	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

* 10.13	—

Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

* 10.14	—

Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

† 10.15	—

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