Form 10-Q
period 2007-09-30
SIRIUS SATELLITE RADIO INC
filed 2007-11-01
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer☒           Accelerated Filer ☐           Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,469,150,886 shares
(Class)	(Outstanding as of October 30, 2007)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscriber revenue, including effects of mail-in rebates	$226,844	$155,372	$627,275	$408,194
Advertising revenue, net of agency fees	8,524	7,130	24,422	22,593
Equipment revenue	6,290	3,579	17,216	10,367
Other revenue	128	1,032	3,337	2,701
Total revenue	241,786	167,113	672,250	443,855
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,409	7,580	22,732	34,279
Programming and content	59,015	71,654	173,324	440,010
Revenue share and royalties	32,978	18,371	89,953	48,856
Customer service and billing	21,058	16,822	64,529	50,550
Cost of equipment	8,460	6,196	26,388	13,128
Sales and marketing	36,114	38,590	119,890	125,902
Subscriber acquisition costs	101,798	79,812	307,580	329,418
General and administrative	44,837	33,146	118,651	97,574
Engineering, design and development	9,736	21,513	33,397	56,679
Depreciation	26,072	27,583	79,142	78,254
Total operating expenses	347,477	321,267	1,035,586	1,274,650
Loss from operations	(105,691)	(154,154)	(363,336)	(830,795)
Other income (expense):
Interest and investment income	5,604	7,750	16,399	26,560
Interest expense, net of amounts capitalized	(19,499)	(15,921)	(50,441)	(48,705)
Equity in net loss of affiliate	-	-	-	(4,445)
Other income	4	5	14	24
Total other income (expense)	(13,891)	(8,166)	(34,028)	(26,566)
Loss before income taxes	(119,582)	(162,320)	(397,364)	(857,361)
Income tax expense	(555)	(578)	(1,665)	(1,909)
Net loss	$(120,137)	$(162,898)	$(399,029)	$(859,270)
Net loss per share (basic and diluted)	$(0.08)	$(0.12)	$(0.27)	$(0.61)
Weighted average common shares outstanding (basic and diluted)	1,464,147	1,405,281	1,461,200	1,398,829

(1) Amounts related to stock-based compensation included in operating expenses were as follows:
Satellite and transmission	$557	$490	$1,834	$2,202
Programming and content	2,707	23,615	6,857	297,139
Customer service and billing	166	197	543	645
Sales and marketing	6,575	7,609	15,068	14,878
Subscriber acquisition costs	800	(1,051)	2,687	30,748
General and administrative	10,953	11,536	34,056	38,947
Engineering, design and development	969	1,022	2,959	10,734
Total stock-based compensation	$22,727	$43,418	$64,004	$395,293

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$357,710	$393,421
Marketable securities	4,658	15,500
Accounts receivable, net of allowance for doubtful accounts of $7,845
and $5,011 at September 30, 2007 and December 31, 2006, respectively	24,153	24,189
Receivables from distributors	55,857	46,825
Inventory, net	37,035	34,502
Prepaid expenses	37,816	52,588
Restricted investments	35,310	25,000
Other current assets	24,267	25,241
Total current assets	576,806	617,266
Property and equipment, net	796,625	810,389
FCC license	83,654	83,654
Restricted investments, net of current portion	17,700	52,850
Deferred financing fees	15,665	13,166
Other long-term assets	96,678	81,203
Total assets	$1,587,128	$1,658,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$312,892	$437,913
Accrued interest	16,917	24,782
Deferred revenue	475,293	412,370
Current maturities of long-term debt	33,597	-
Total current liabilities	838,699	875,065
Long-term debt	1,281,742	1,068,249
Deferred revenue, net of current portion	90,460	76,580
Other long-term liabilities	16,740	27,705
Total liabilities	2,227,641	2,047,599
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized,
1,464,695,471 and 1,434,635,501 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	1,465	1,435
Additional paid-in capital	3,590,771	3,443,214
Accumulated deficit	(4,232,749)	(3,833,720)
Total stockholders’ (deficit) equity	(640,513)	(389,071)
Total liabilities and stockholders’ equity	$1,587,128	$1,658,528

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In Thousands, except share and per share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	1,434,635,501	$1,435	$3,443,214	$(3,833,720)	$(389,071)

Net loss				(399,029)	(399,029)
Issuance of common stock to
employees and employee benefit plans	3,882,876	4	16,813	-	16,817
Issuance of common stock to
third parties	22,058,824	22	82,919	-	82,941
Compensation in connection with the
issuance of stock-based awards	-	-	43,401	-	43,401
Exercise of options, $2.79 to $4.16 per share	1,304,594	1	1,502	-	1,503
Exercise of warrants, $2.392 per share	705,978	1	(1)	-	-
Exchange of 3½% Convertible Notes due
2008, including accrued interest	2,107,245	2	2,921	-	2,923
Exchange of 2½% Convertible Notes due
2009, including accrued interest	453	-	2	-	2

Balances, September 30, 2007	1,464,695,471	$1,465	$3,590,771	$(4,232,749)	$(640,513)

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(399,029)	$(859,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,142	78,254
Non-cash interest expense	2,452	2,332
Provision for doubtful accounts	6,663	5,687
Non-cash equity in loss of affiliate	-	4,445
Loss on disposal of assets	92	889
Impairment loss	-	10,917
Stock-based compensation	64,004	395,293
Deferred income taxes	1,665	1,909
Changes in operating assets and liabilities:
Accounts receivable	(6,627)	8,710
Inventory	(2,533)	(30,723)
Receivables from distributors	(9,032)	7,835
Prepaid expenses and other current assets	14,571	(42,399)
Other long-term assets	(14,825)	(21,674)
Accounts payable and accrued expenses	(58,713)	(68,780)
Accrued interest	(7,826)	(10,460)
Deferred revenue	76,803	75,669
Other long-term liabilities	759	(8,051)
Net cash used in operating activities	(252,434)	(449,417)
Cash flows from investing activities:
Additions to property and equipment	(66,801)	(94,368)
Sales of property and equipment	116	123
Purchases of restricted and other investments	(310)	(12,339)
Release of restricted investments	25,000	25,000
Purchases of available-for-sale securities	-	(118,500)
Sales of available-for-sale securities	10,842	201,340
Net cash (used in) provided by investing activities	(31,153)	1,256
Cash flows from financing activities:
Long term borrowings, net of related costs	245,199	-
Proceeds from exercise of stock options	2,677	4,030
Net cash provided by financing activities	247,876	4,030
Net decrease in cash and cash equivalents	(35,711)	(444,131)
Cash and cash equivalents at the beginning of period	393,421	762,007
Cash and cash equivalents at the end of period	$357,710	$317,876

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Supplemental Disclosure of Cash and Non-Cash Flow Information
Interest, net of amounts capitalized	$56,053	$56,952
Income taxes	162	472
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,949	7,243
Non-cash investing and financing activities:
Common stock issued in exchange of 3½% Convertible Notes due 2008,
including accrued interest	2,923	502
Common stock issued in exchange of 2½% Convertible Notes due 2009,
including accrued interest	2	-
Common stock issued to third parties	82,941	224,952

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

1. Business

          We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 65 channels of sports, news, talk, entertainment, traffic, video and weather for a monthly subscription fee of $12.95.

          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of September 30, 2007, we had 7,667,476 subscribers.

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

          On February 19, 2007, we and XM Radio announced a definitive agreement, under which we will combine in a tax-free, all-stock merger of equals. Under the terms of the agreement, XM Radio stockholders will receive 4.6 shares of our common stock for each share of XM Radio they own. XM Radio and our stockholders will each own approximately 50% of the combined company. The transaction is subject to approval by our stockholders and XM Radio’s stockholders, the satisfaction of customary closing conditions and regulatory review and approvals, including reviews by the United States Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”). We and XM Radio expect the transaction to be completed by the end of the year.

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

          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been recorded. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

          Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on management’s judgment and, if necessary, will be refined in the future.

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

          We determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, fair value of all deliverables is determined and then allocated to each element based on their relative fair value; amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and amounts received for the non-refundable, up-front activation fee that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscriber revenue on a straight-line basis over the estimated term of a subscriber relationship.

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

          Pursuant to SFAS No. 123R, we recognized $15,382 and $48,157, and $16,254 and $56,525 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three and nine months ended September 30, 2007 and 2006, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at September 30, 2007, net of estimated forfeitures, is $92,336 and is expected to be recognized over a weighted-average period of three years.

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

          The following table summarizes the weighted-average assumptions used to compute reported stock-based compensation to employees and members of our board of directors for the periods set forth below:

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.8%	4.8%	4.2%
Expected life of options - years	4.45	4.45	4.45	4.45
Expected stock price volatility	60%	60%	60%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

          The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.0-4.8%	4.6-5.0%	4.0-5.0%	4.3-5.2%
Expected life of options - years	2.50-8.91	2.50-9.73	2.50-8.91	1.67-10.00
Expected stock price volatility	60%	60%	60%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

          SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock-based compensation expense for such options. Prior to the adoption of SFAS No. 123R, such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three and nine months ended September 30, 2007 and 2006 because a valuation allowance was maintained for all net deferred tax assets.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

The following table reconciles the beginning and ending aggregate product warranty liability:

Balance, December 31, 2006	$5,041
Accrual for warranties issued during the period	1,834
Settlements during the period	(4,744)
Balance, September 30, 2007	$2,131

          Research and Development Costs

          Research and development costs are expensed as incurred. Research and development costs for the three months ended September 30, 2007 and 2006 were $9,487 and $13,454, respectively, and $30,019 and $37,310 for the nine months ended September 30, 2007 and 2006, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.

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

          Net (Loss) Income Per Share

          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 168,000,000 and 167,000,000 for the three and nine months ended September 30, 2007, respectively, and 193,000,000 and 197,000,000 for the three and nine months ended September 30, 2006, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

          Inventory

          Inventory consists of finished goods, chip sets and other raw material components used in manufacturing SIRIUS radios. Included in our finished goods inventory are certain new products not shipped by our distributor to its customers within 90 days of receipt of the goods. Such products are subsequently repurchased by our distributor upon receipt of a customer order.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

Inventory, net consists of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$14,308	$16,459
Finished goods	22,727	18,043
Total inventory	$37,035	$34,502

Investments

Our investments consist of the following:

	September 30,	December 31,
	2007	2006
Marketable securities	$4,658	$15,500
Restricted investments	53,010	77,850
Investment, stated at cost	5,000	5,000
Total investments	$62,668	$98,350

Marketable Securities

          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. As of September 30, 2007 and December 31, 2006, certificates of deposit were $4,658 and $4,650, respectively, and auction rate securities were $0 and $10,850, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities have contractual maturities of more than 20 years, the interest rates on such securities reset at intervals of 28 or 35 days. Auction rate securities are priced and trade as short-term investments because of such interest rate reset feature.

          We received proceeds from the sale or maturity of marketable securities of $10,842, and $201,340 for the nine months ended September 30, 2007 and 2006, respectively. There were no unrealized holding gains or losses on marketable securities as of September 30, 2007 and December 31, 2006.

          Restricted Investments

          As of September 30, 2007 and December 31, 2006, short-term restricted investments were $35,310 and $25,000, respectively, and primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.

          As of September 30, 2007 and December 31, 2006, long-term restricted investments were $17,700 and $52,850, respectively, and primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

          Investment, stated at cost

          In September 2006, we invested in a third party for strategic purposes. We account for this investment under the cost method. The carrying value of our investment was $5,000 at September 30, 2007 and December 31, 2006 and is included in other long-term assets in our accompanying unaudited consolidated balance sheet.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          Equity Method Investment

          We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying unaudited consolidated statements of operations. We recorded $0 for both the three months ended September 30, 2007 and 2006, and $0 and $4,445 for the nine months ended September 30, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          As of September 30, 2007, our investment in SIRIUS Canada was $0 as we fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.

          Merger Costs

          We incurred approximately $27,100 in direct costs for the nine months ended September 30, 2007 in connection with our pending merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying unaudited consolidated balance sheet.

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

          Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

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

Subscriber revenue consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Subscription fees	$222,136	$153,227	$617,591	$407,241
Activation fees	5,288	3,955	15,456	11,327
Effect of mail-in rebates	(580)	(1,810)	(5,772)	(10,374)
Total subscriber revenue	$226,844	$155,372	$627,275	$408,194

5. Interest Costs

          We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our fifth and sixth satellites. The following is a summary of our interest costs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest costs charged to expense	$19,499	$15,921	$50,441	$48,705
Interest costs capitalized	2,365	1,134	5,973	2,532
Total interest costs incurred	$21,864	$17,055	$56,414	$51,237

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

          Total costs reimbursed by SIRIUS Canada for the three months ended September 30, 2007 and 2006 were $2,220 and $358, respectively, and $4,862 and $4,445 for the nine months ended September 30, 2007 and 2006, respectively. We recorded $0 and $291 in royalty income for the three months ended September 30, 2007 and 2006, respectively, and $1,159 and $597 for the nine months ended September 30, 2007 and 2006, respectively. Such royalty income was recorded to other income in our accompanying unaudited consolidated statements of operations. We also recorded dividend income of $422 and $0 for the nine months ended September 30, 2007 and 2006, respectively, which was included in interest and investment income in our accompanying unaudited consolidated statements of operations.

          The a mount due from SIRIUS Canada at September 30, 2007 was $4,552, of which $1,316 and $3,236 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet. The amount due from SIRIUS Canada at December 31, 2006 was $4,157, of which $2,502 and $1,655 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet. The amount payable to SIRIUS Canada at September 30, 2007 and December 31, 2006 to fund its remaining capital requirements was $1,148 and is included in accounts payable and accrued expenses in the accompanying unaudited consolidated balance sheet.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

7. Debt

          Debt consists of the following:

	Conversion
	Price	As of
	(per share)	September 30, 2007	December 31, 2006
Senior Secured Term Credit Agreement	N/A	$250,000	$-
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3¼% Convertible Notes due 2011	$5.30	230,000	230,000
2½% Convertible Notes due 2009	4.41	299,998	300,000
3½% Convertible Notes due 2008	1.38	33,597	36,505
8¾% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744
		1,315,339	1,068,249
Less current maturities		33,597	-
Total long-term debt		$1,281,742	$1,068,249

Senior Secured Term Credit Agreement

          In June 2007, we entered into a senior secured Term Credit Agreement (the “Term Credit Agreement”) with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus ½ of 1.00%, plus 1.25% . LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012.

          The loan is guaranteed by our material wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”). The Term Credit Agreement is secured by a lien on substantially all of our and the Guarantor’s assets, including our four satellites and the shares of the Guarantor.

          The Term Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Term Credit Agreement are substantially similar to those contained in the indenture governing our 9 5/8 % Senior Notes due 2013.

          9 5/8% Senior Notes due 2013

          In August 2005, we issued $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 resulting in net proceeds of $493,005. Our 9 5/8 % Senior Notes due 2013 mature on August 1, 2013 and interest is payable semi-annually on February 1 and August 1 of each year. The obligations under our 9 5/8% Senior Notes due 2013 are not secured by any of our assets.

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

           During the nine months ended September 30, 2007, holders of $2 in aggregate principal amount of our 2½% Convertible Notes due 2009 presented such notes for conversion in accordance with the terms of the indenture. We issued 453 shares of our common stock upon conversion of these notes.

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

          During the nine months ended September 30, 2007, holders of $2,908 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 2,107,245 shares of our common stock upon conversion of these notes. During the nine months ended September 30, 2006, holders of $508 in aggregate principal amount of our 3½% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 368,115 shares of our common stock upon conversion of these notes.

          Space Systems/Loral Credit Agreement

          In July 2007, we amended and restated our existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75% . The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under the Loral Credit Agreement as of September 30, 2007.

          Covenants and Restrictions

          Our 9 5/8 Senior Notes due 2013, our Loral Credit Agreement and our Senior Secured Term Loan require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture, the Loral Credit Agreement and the credit agreement governing our Senior Secured Term Loan. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013, our Senior Secured Term Loan and any loans outstanding under the Loral Credit Agreement could become immediately payable and the Loral Credit Agreement could be terminated. At September 30, 2007, we were in compliance with all such covenants.

8. Stockholders’ Equity

          Common Stock, par value $0.001 per share

          We are authorized to issue 2,500,000,000 shares of our common stock as of September 30, 2007. As of September 30, 2007, approximately 384,136,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the nine months ended September 30, 2007, employees exercised 1,304,594 stock options at exercise prices ranging from $2.79 to $4.16 per share, resulting in proceeds to us of $1,502. We also collected $1,175 in 2007 related to stock option exercises that occurred in 2006.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

           In January 2007, Howard Stern and his agent were granted an aggregate of 22,058,824 shares of our common stock as a result of certain performance targets that were satisfied on December 31, 2006. We recognized expense associated with these shares of $61,875 during the nine months ended September 30, 2006.

          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the nine months ended September 30, 2006.

           In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended September 30, 2007 and 2006, and $3,501 during each of the nine months ended September 30, 2007 and 2006. Of the remaining $21,476 in common stock value, $5,852 and $15,624 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of September 30, 2007.

          Warrants

          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of September 30, 2007, warrants to acquire 88,702,626 shares of our common stock with an average exercise price of $3.34 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended September 30, 2007 and 2006, we recognized expense of $5,382 and $4,584, respectively, and $11,331 and $45,553 for the nine months ended September 30, 2007 and 2006, respectively, in connection with these warrants.

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

          As of September 30, 2007, approximately 85,858,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2007, approximately 72,952,000 shares of our common stock were available for grant under the 2003 Plan.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          The following table summarizes stock option activity under our stock incentive plans for the nine months ended September 30, 2007 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2006	71,793	$5.56
Granted	12,393	3.56
Exercised	(1,005)	1.50
Cancelled or expired	(950)	4.61
Outstanding at September 30, 2007	82,231	5.32	6.67	$22,188
Exercisable at September 30, 2007	45,603	5.94	5.66	$20,482

          The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.88 and $3.11, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $1,792 and $9,264, respectively.

          We recognized stock-compensation expense associated with stock options of $10,323 and $10,812 for the three months ended September 30, 2007 and 2006, respectively, and $31,614 and $38,514 for the nine months ended September 30, 2007 and 2006, respectively.

          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the nine months ended September 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	4,086	$4.64
Granted	2,188	3.58
Exercised	(2,575)	5.12
Cancelled or expired	(72)	1.96
Outstanding at September 30, 2007	3,627	3.70

          The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2007 and 2006 was $3.58 and $5.57, respectively. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2007 and 2006 was $8,667 and $97,423, respectively.

          We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $2,219 and $3,095 for the three months ended September 30, 2007 and 2006, respectively, and $8,436 and $13,272 for the nine months ended September 30, 2007 and 2006, respectively.

          For the three and nine months ended September 30, 2007, we also recognized stock compensation expense of $1,282 and $3,687 for restricted stock units expected to be granted for services performed in 2007. For the three and nine months ended September 30, 2006, we recognized stock compensation expense of $21,838 and $65,183, respectively, for restricted stock units and common stock granted in 2006 for services performed in 2006 or upon the satisfaction of 2006 performance targets.

          401(k) Savings Plan

          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $430 and $227 for the three months ended September 30, 2007 and 2006, respectively, and $1,223 and $977 for the nine months ended September 30, 2007 and 2006, respectively.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all eligible participants These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,450 and $1,221 for the three months ended September 30, 2007 and 2006, respectively, and $4,213 and $3,480 for the nine months ended September 30, 2007 and 2006, respectively.

10. Income Taxes

          We recorded income tax expense of $555 and $578 for the three months ended September 30, 2007 and 2006, respectively, and $1,665 and $1,909 for the nine months ended September 30, 2007 and 2006, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

          We have elected to record interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expense As of September 30, 2007, we recorded no interest expense or penalties related to unrecognized tax benefits. As of September 30, 2007, we are subject to examination in the United States federal and various state tax jurisdictions for the 2003 to 2006 tax years.

11. Commitments and Contingencies

          The following table summarizes our expected contractual cash commitments as of September 30, 2007:

	Remaining
	2007	2008	2009	2010	2011	Thereafter	Total
Debt obligations	$-	$33,597	$301,742	$-	$230,000	$750,000	$1,315,339
Cash interest payments	14,529	83,402	79,169	74,913	74,621	115,800	442,434
Lease obligations	2,463	12,197	12,443	12,049	11,255	33,087	83,494
Satellite and transmission	8,758	159,302	64,268	28,762	7,445	48,727	317,262
Programming and content	32,358	135,625	156,091	152,395	42,072	29,090	547,631
Customer service and billing	135	45	-	-	-	-	180
Marketing and distribution	41,736	34,225	22,809	26,153	18,173	5,500	148,596
Chip set development and production	750	-	-	-	-	-	750
Other	3,295	22,584	650	2	-	-	26,531
Total contractual cash commitments	$104,024	$480,977	$637,172	$294,274	$383,566	$982,204	$2,882,217

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)

We have also entered into an agreement with Space Systems/Loral to design and construct two new satellites. Construction of the first new satellite is expected to be completed in the fourth quarter of 2008. We plan to launch this satellite on a Proton rocket under our contract with International Launch Services. Construction of the second new satellite has just begun and is expected to be completed in mid-2010.

          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees and guarantee minimum advertising revenue share.

          Customer Service and Billing. We have entered into agreements with third parties to provide billing and subscriber management services.

          Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of SIRIUS radios into vehicles they manufacture. In addition, in the event that certain new products are not shipped by our distributor to its customers within 90 days of their receipt of the goods, we have agreed to purchase and take title to the product.

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

          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of September 30, 2007 and December 31, 2006, $53,010 and $77,850, respectively, was classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.

          As of September 30, 2007, we have not entered into any off-balance sheet arrangements or transactions.

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

          The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe SIRIUS radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

          We have retained an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rates and terms for the sound recordings we use on our satellite radio service for the period from 2007 through 2012. A trial in this matter was held by the Copyright Royalty Board throughout the summer and concluded in October 2007.

           As part of this proceeding, we have filed a rate proposal requesting the Copyright Royalty Board to establish a royalty rate for calendar year 2007 of $1.60 for each feature performance we make of a copyrighted sound recording that is not otherwise licensed. We have also proposed that this royalty rate be adjusted each subsequent year by a percentage equal to the percentage change in aggregate satellite radio subscribers during the preceding year. SoundExchange, a collection and distribution organization representing record labels and performing artists, has proposed a royalty rate consisting of the greater of a specified percentage of revenue or a per-subscriber fee. The SoundExchange proposed fees would increase as our number of subscribers increase, in seven steps that start at the greater of 8% of total revenues or $0.85 per subscriber per month, if we have fewer than 9 million subscribers, and end at the greater of 23% of total revenue or $3.00 per subscriber per month, if we have 19 million or more subscribers. SoundExchange has also proposed, as an alternative that it describes as less-preferred, a monthly per-broadcast, per-subscriber fee structure, which it claims is calculated to reach similar fee levels if we continue with our current level of music performances.

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

          U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action. A hearing in this arbitration is scheduled to commence in March 2008.

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

          We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 65 channels of sports, news, talk, entertainment, traffic, video and weather for a monthly subscription fee of $12.95.

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

          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On September 30, 2007, SIRIUS radios were available at more than 20,000 retail locations. We have exclusive agreements with Chrysler LLC, Daimler, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Nissan, Infiniti, Toyota, Lexus, Scion and Subaru to offer SIRIUS radios as factory or dealer-installed equipment. As of September 30, 2007, SIRIUS radios were available as a factory-installed option in 117 vehicle models and as a dealer-installed option in 37 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.

          As of September 30, 2007, we had 7,667,476 subscribers compared with 6,024,555 subscribers as of December 31, 2006 and 5,119,308 subscribers as of September 30, 2006. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.

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

          Costs associated with acquiring subscribers are generally incurred and expensed in advance of acquiring a subscriber and are recognized as subscriber acquisition costs, or SAC. A higher percentage of our annual gross subscriber additions are acquired in the fourth quarter in connection with holiday sales as compared to other quarters. As a result, our SAC, as adjusted, per gross subscriber addition, a key operating metric for our business, is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates.

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

          A special meeting of our stockholders is scheduled to be held in The Auditorium at the Equitable Center, 787 Seventh Avenue, New York, New York 10019, on November 13, 2007 at 9:00 a.m. The pending merger with XM Radio cannot be completed unless SIRIUS stockholders approve the amendment to our certificate of incorporation and the issuance of our capital stock. Information about the meeting, the merger and other business to be considered by our stockholders is contained in the Proxy Statement mailed to stockholders on or about October 9, 2007.

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

          Certain amounts in the prior unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first quarter 2007, we reclassified both broadcast and webstreaming royalties from programming and content expenses; revenue share from programming and content expenses and sales and marketing expenses; and residuals from sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.

Subscribers and Key Operating Metrics:

The following table contains a breakdown of our subscribers for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning subscribers	7,142,538	4,678,207	6,024,555	3,316,560
Net additions	524,938	441,101	1,642,921	1,802,748
Ending subscribers	7,667,476	5,119,308	7,667,476	5,119,308

Retail	4,428,747	3,482,514	4,428,747	3,482,514
OEM	3,221,388	1,610,074	3,221,388	1,610,074
Hertz	17,341	26,720	17,341	26,720
Ending subscribers	7,667,476	5,119,308	7,667,476	5,119,308

Retail	64,101	205,899	386,922	1,017,151
OEM	462,749	236,464	1,262,378	786,381
Hertz	(1,912)	(1,262)	(6,379)	(784)
Net addtions	524,938	441,101	1,642,921	1,802,748

           Subscribers. We ended the third quarter of 2007 with 7,667,476 subscribers, an increase of 50% from the 5,119,308 subscribers as of September 30, 2006. Since September 30, 2006, we added 946,233 net subscribers from our retail channel and 1,601,935 net subscribers from our OEM channel, resulting in a 27% and 98% increase in our retail and OEM subscriber base, respectively.

          The following table presents our key operating metrics for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Gross subscriber additions	999,284	732,406	2,989,887	2,523,587
Deactivated subscribers	474,346	291,305	1,346,966	720,839
Average monthly churn (1)(6)	2.1%	2.0%	2.2%	1.8%
ARPU (2)(6)	$10.71	$11.17	$10.63	$11.05
SAC, as adjusted, per gross
subscriber addition (3)(6)	$103	$114	$105	$119
Customer service and billing
expenses, as adjusted, per
average subscriber (4)(6)	$0.95	$1.14	$1.04	$1.28
Total revenue	$241,786	$167,113	$672,250	$443,855
Free cash flow (5)(6)	$(67,799)	$(232,356)	$(294,545)	$(531,124)
Adjusted loss from operations (7)	$(56,892)	$(83,153)	$(220,190)	$(346,331)
Net loss	$(120,137)	$(162,898)	$(399,029)	$(859,270)

          ARPU. Total ARPU for the three months ended September 30, 2007 was $10.71 compared to $11.17 for the three months ended September 30, 2006. The decrease was driven by an increase in the mix of prepaid subscriptions for vehicles that have not been sold to a consumer; a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues; and the impact of plan mix due in part to the increase in subscribers under multi-unit subscription plans, offset by the effects of mail-in rebates. At September 30, 2007, approximately 60% of our subscribers were on an annual or longer subscription plan and approximately 15% were paying $6.99 per month under a multi-unit subscriber plan, as compared to 14% at September 30, 2006.

          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, mail-in rebates offered to subscribers and corresponding take-rates, plan mix (including the mix of prepaid subscriptions for vehicles that have not been sold to a consumer), subscription prices, advertising sales and the identification of additional revenue streams from subscribers.

          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $103 and $114 for the three months ended September 30, 2007 and 2006, respectively. The decline was primarily attributable to lower product costs offset by a higher mix of OEM gross additions.

          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. If competitive forces or changes in retailer promotional strategies, including the elimination of mail-in rebates by retailers, require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition is generally higher in the first three quarters of our fiscal year and declines in the fourth quarter as we experience higher activation rates. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber addition.

           Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 17% to $0.95 for the third quarter of 2007 compared with $1.14 for the third quarter of 2006.

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

           Adjusted Loss from Operations. Adjusted loss from operations is net loss before taxes, other income (expense) – including interest and investment income, interest expense, equity in net loss of affiliate, depreciation, impairment charges, and stock-based compensation expense.

•	Three Months: For the three months ended September 30, 2007 and 2006, adjusted loss from operations was $56,892 and $83,153, respectively, a decrease of $26,261. The decrease was primarily driven by an increase in total revenue of $74,673 as a result of a 50% increase in our subscriber base, which more than offset increases in expenses of $48,412.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, adjusted loss from operations was $220,190 and $346,331, respectively, a decrease of $126,141. The decrease was primarily driven by an increase in total revenue of $228,395 as a result of a 50% increase in our subscriber base, which more than offset increases in expenses of $102,254.

          Net Loss.

•	Three Months: For the three months ended September 30, 2007 and 2006, net loss was $120,137 and $162,898, respectively, a decrease of $42,761. The decrease was primarily driven by an increase in total revenue of $74,673 as a result of a 50% increase in our subscriber base and a decrease in stock-based compensation as a result of certain performance targets being satisfied in 2006

•	Nine Months: For the nine months ended September 30, 2007 and 2006, net loss was $399,029 and $859,270, respectively, a decrease of $460,241. The decrease was primarily driven by an increase in total revenue of $228,395 as a result of a 50% increase in our subscriber base and a decrease in stock-based compensation as a result of certain performance targets being satisfied in 2006.

Three and Nine Months Ended September 30, 2007 Compared with Three and Nine Months Ended September 30, 2006

           Total Revenue

           Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of mail-in rebates.

•	Three Months: For the three months ended September 30, 2007 and 2006, subscriber revenue was $226,844 and $155,372, respectively, an increase of 46% or $71,472. The increase was attributable to the growth of subscribers to our service.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, subscriber revenue was $627,275 and $408,194, respectively, an increase of 54% or $219,081. The increase was attributable to the growth of subscribers to our service.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Subscription fees	$222,136	$153,227	$617,591	$407,241
Activation fees	5,288	3,955	15,456	11,327
Effect of mail-in rebates	(580)	(1,810)	(5,772)	(10,374)
Total subscriber revenue	$226,844	$155,372	$627,275	$408,194

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

•	Three Months: For the three months ended September 30, 2007 and 2006, net advertising revenue was $8,524 and $7,130, respectively, an increase of $1,394. The increase was a result of more spots sold due to new programming and increased advertiser interest as we continue to build brand awareness.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, net advertising revenue was $24,422 and $22,593, respectively, an increase of $1,829. The increase was a result of more spots sold due to new programming and increased advertiser interest as we continue to build brand awareness.

          We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is subject to fluctuation based on the overall advertising environment.

           Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel.

•	Three Months: For the three months ended September 30, 2007 and 2006, equipment revenue was $6,290 and $3,579, respectively, an increase of $2,711. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, equipment revenue was $17,216 and $10,367, respectively, an increase of $6,849. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

           We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.

Operating Expenses

           Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•	Three Months: For the three months ended September 30, 2007 and 2006, satellite and transmission expenses were $7,409 and $7,580, respectively, a decrease of $171. Excluding stock-based compensation of $557 and $490 for the three months ended September 30, 2007 and 2006, respectively, satellite and transmission expenses decreased $238 from $7,090 to $6,852. As of September 30, 2007 and 2006, we had 124 and 139 terrestrial repeaters, respectively, in operation.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, satellite and transmission expenses were $22,732 and $34,279, respectively, a decrease of $11,547. Excluding stock-based compensation of $1,834 and $2,202 for the nine months ended September 30, 2007 and 2006, respectively, satellite and transmission expenses decreased $11,179 from $32,077 to $20,898. The second quarter of 2006 included a $10,900 non-recurring impairment charge associated with certain satellite long- lead time parts that were no longer needed.

           Future increases in satellite and transmission expenses will primarily be attributable to the launch and operation of new satellites, the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2007 and 2008 if we obtain the necessary regulatory approvals. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.

           Programming and Content. Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast. Variable advertising revenue share is recorded to revenue share and royalties also in the period the advertising is broadcast.

•	Three Months: For the three months ended September 30, 2007 and 2006, programming and content expenses were $59,015 and $71,654, respectively, a decrease of $12,639. Excluding stock-based compensation of $2,707 and $23,615 for the three months ended September 30, 2007 and 2006, respectively, programming and content expenses increased $8,269 from $48,039 to $56,308.
This increase was primarily attributable to license fees associated with new programming and compensation-related costs for additions to headcount. Stock-based compensation decreased $20,908 as compared to third quarter 2006 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in 2006 upon the satisfaction of performance targets.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, programming and content expenses were $173,324 and $440,010, respectively, a decrease of $266,686. Excluding stock-based compensation of $6,857 and $297,139 for the nine months ended September 30, 2007 and 2006, respectively, programming and content expenses increased $23,596 from $142,871 to $166,467. This increase of $23,596 was primarily attributable to license fees associated with new programming and compensation related costs for additions to headcount. Stock-based compensation decreased $290,282 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in January 2006 upon the satisfaction of performance targets.

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

          Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and webstreaming royalties. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Variable advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•	Three Months: For the three months ended September 30, 2007 and 2006, revenue share and royalties were $32,978 and $18,371, respectively, an increase of $14,607, or 80%. This increase was primarily attributable to the growth in our revenue, increased broadcast royalties, and an increase in our OEM subscriber base.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, revenue share and royalties were $89,953 and $48,856, respectively, an increase of $41,097, or 84%. This increase was primarily attributable to the growth in our revenue, increased broadcast royalties, and an increase in our OEM subscriber base.

          We expect revenue share to increase as our revenues grow and we expand our distribution of SIRIUS radios through automakers. In addition, we expect broadcast and webstreaming royalties, which are typically variable in nature, to increase as our subscriber base grows. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rate and terms for the sound recordings we use on our satellite radio service for the period 2007 through 2012. We expect a decision in this proceeding by the end of 2007.

          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•	Three Months: For the three months ended September 30, 2007 and 2006, customer service and billing expenses were $21,058 and $16,822, respectively, an increase of $4,236. Excluding stock-based compensation of $166 and $197 for the three months ended September 30, 2007 and 2006, respectively, customer service and billing expenses increased $4,267 from $16,625 to $20,892.
This increase was primarily due to higher call center operating costs necessary to accommodate the increase in the our subscriber base. Customer service and billing expenses, excluding stock-based compensation, increased 26% compared with an increase in subscribers of 50% year over year.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, customer service and billing expenses were $64,529 and $50,550, respectively, an increase of $13,979. Excluding stock-based compensation of $543 and $645 for the nine months ended September 30, 2007 and 2006, respectively, customer service and billing expenses increased $14,081 from $49,905 to $63,986.

This increase was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base. Customer service and billing expenses, excluding stock-based compensation, increased 28% compared with an increase in subscribers of 50% year over year.

           We expect our customer service and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve our subscriber base and bad debt expense.

Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.

•	Three Months: For the three months ended September 30, 2007 and 2006, cost of equipment was $8,460 and $6,196, respectively, an increase of $2,264. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, cost of equipment was $26,388 and $13,128, respectively, an increase of $13,260. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs. In addition, we recorded a $2,782 inventory allowance in the nine months ended September 30, 2007 primarily as a result of lower of cost or market adjustments and reserves for slow moving inventory.

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

•	Three Months: For the three months ended September 30, 2007 and 2006, sales and marketing expenses were $36,114 and $38,590, respectively, a decrease of $2,476. Excluding stock-based compensation of $6,575 and $7,609 for the three months ended September 30, 2007 and 2006, respectively, sales and marketing expenses decreased $1,442 from $30,981 to $29,539. This decrease was primarily attributable to lower consumer marketing and advertising.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, sales and marketing expenses were $119,890 and $125,902, respectively, a decrease of $6,012. Excluding stock-based compensation of $15,068 and $14,878 for the nine months ended September 30, 2007 and 2006, respectively, sales and marketing expenses decreased $6,202 from $111,024 to $104,822.
This decrease was primarily attributable to lower consumer marketing and advertising and reduced cooperative marketing spend offset by higher compensation-related costs.

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

•	Three Months: For the three months ended September 30, 2007 and 2006, subscriber acquisition costs were $101,798 and $79,812, respectively, an increase of 28% or $21,986. Excluding stock-based compensation of $800 and ($1,051) for the three months ended September 30, 2007 and 2006, respectively, subscriber acquisition costs increased 25%, or $20,135, from $80,863 to $100,998. This increase was primarily attributable to higher total hardware and chipset subsidies driven by higher gross subscriber additions.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, subscriber acquisition costs were $307,580 and $329,418,

respectively, a decrease of 7% or $21,838. Excluding stock-based compensation of $2,687 and $30,748 for the nine months ended September 30, 2007 and 2006, respectively, subscriber acquisition costs increased 2%, or $6,223, from $298,670 to $304,893. This increase was primarily attributable to higher OEM hardware subsidies, offset by reduced manufacturing and chipset costs. Stock-based compensation decreased $28,061 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

          We expect total subscriber acquisition costs, excluding stock-based compensation expense, to fluctuate based on the number and mix of OEM gross subscriber additions, as well as the retail environment, offset by lower product costs. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

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

•	Three Months: For the three months ended September 30, 2007 and 2006, general and administrative expenses were $44,837 and $33,146, respectively, an increase of $11,691. Excluding stock-based compensation of $10,953 and $11,536 for the three months ended September 30, 2007 and 2006, respectively, general and administrative expenses increased $12,274 from $21,610 to $33,884. This increase was primarily the result of higher legal fees and compensation-related costs to support the growth of our business.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, general and administrative expenses were $118,651 and $97,574, respectively, an increase of $21,077. Excluding stock-based compensation of $34,056 and $38,947 for the nine months ended September 30, 2007 and 2006, respectively, general and administrative expenses increased $25,968 from $58,627 to $84,595. This increase was primarily a result of higher legal fees and compensation-related costs to support the growth of our business. Stock-based compensation decreased $4,891 primarily as a result of restricted stock units that vested in 2006.

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

          Engineering, Design and Development. Engineering, design and development expenses include costs to develop our chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.

•	Three Months: For the three months ended September 30, 2007 and 2006, engineering, design and development expenses were $9,736 and $21,513, respectively, a decrease of $11,777. Excluding stock-based compensation of $969 and $1,022 for the three months ended September 30, 2007 and 2006, respectively, engineering, design and development expenses decreased $11,724 from $20,491 to $8,767. This decrease was primarily attributable to reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, engineering, design and development expenses were $33,397 and $56,679, respectively, a decrease of $23,282. Excluding stock-based compensation of $2,959 and $10,734 for the nine months ended September 30, 2007 and 2006, respectively, engineering, design and development expenses decreased $15,507 from $45,945 to $30,438. This decrease was primarily attributable reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models, offset by higher compensation-related costs. Stock- based compensation decreased $7,775 primarily due to the timing of third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding stock-based compensation expense, to continue to fluctuate based on the nature and timing of engineering, design and development activities.

Other Income (Expense)

          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•	Three Months: For the three months ended September 30, 2007 and 2006, interest and investment income was $5,604 and $7,750, respectively, a decrease of $2,146. The decrease was attributable to a lower average cash balance.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, interest and investment income was $16,399 and $26,560, respectively, a decrease of $10,161. The decrease was attributable to a lower average cash balance.

          Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellites and launch vehicle.

•	Three Months: For the three months ended September 30, 2007 and 2006, interest expense was $19,499 and $15,921, respectively, an increase of $3,578. Interest expense increased due to the incurrence of the $250,000 Senior Secured Term Loan in June 2007.
Interest expense was offset by the capitalized interest associated with satellite construction and a related launch vehicle.

•	Nine Months: For the nine months ended September 30, 2007 and 2006, interest expense was $50,441 and $48,705, respectively, an increase of $1,736. The increase was primarily the result the interest expense associated with the new term loan, offset by capitalized interest in 2007 associated with satellite construction and a related launch vehicle.

          Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss. We recorded $0 and $4,445 for the nine months ended September 30, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss.

          As of September 30, 2007, our investment in SIRIUS Canada was $0 as we fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.

Income Taxes

          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $555 and $578 for the three months ended September 30, 2007 and 2006, respectively.

•	Nine Months: We recorded income tax expense of $1,665 and $1,909 for the nine months ended September 30, 2007 and 2006, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Subscriber revenue	$226,844	$155,372	$627,275	$408,194
Net advertising revenue	8,524	7,130	24,422	22,593
Total subscriber and net advertising revenue	$235,368	$162,502	$651,697	$430,787
Daily weighted average number of subscribers	7,326,029	4,848,293	6,814,796	4,332,332
ARPU	$10.71	$11.17	$10.63	$11.05

(3)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Subscriber acquisition costs	$101,798	$79,812	$307,580	$329,418
Less: stock-based compensation	(800)	1,051	(2,687)	(30,748)
Add: margin from direct sale of SIRIUS radios and accessories	2,170	2,617	9,172	2,761
SAC, as adjusted	$103,168	$83,480	$314,065	$301,431
Gross subscriber additions	999,284	732,406	2,989,887	2,523,587
SAC, as adjusted, per gross subscriber addition	$103	$114	$105	$119

(4)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Customer service and billing expenses	$21,058	$16,822	$64,529	$50,550
Less: stock-based compensation	(166)	(197)	(543)	(645)
Customer service and billing expenses, as adjusted	$20,892	$16,625	$63,986	$49,905
Daily weighted average number of subscribers	7,326,029	4,848,293	6,814,796	4,332,332
Customer service and billing expenses, as adjusted, per average subscriber	$0.95	$1.14	$1.04	$1.28

(5)	Free cash flow is derived from cash flow (used in) provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net cash used in operating activities	$(62,587)	$(183,330)	$(252,434)	$(449,417)
Additions to property and equipment	(30,212)	(66,588)	(66,801)	(94,368)
Restricted and other investment activity	25,000	17,562	24,690	12,661
Free cash flow	$(67,799)	$(232,356)	$(294,545)	$(531,124)

(6)	Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

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

(7)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, equity in net loss of affiliate; depreciation; impairment charges; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors.

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

Adjusted loss from operations is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(120,137)	$(162,898)	$(399,029)	$(859,270)
Impairment loss	-	-	-	10,917
Depreciation	26,072	27,583	79,142	78,254
Stock-based compensation	22,727	43,418	64,004	395,293
Other expense	13,891	8,166	34,028	26,566
Income tax expense	555	578	1,665	1,909
Adjusted loss from operations	$(56,892)	$(83,153)	$(220,190)	$(346,331)

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

           As of September 30, 2007, we had $357,710 in cash and cash equivalents compared with $317,876 as of September 30, 2006 and $393,421 as of December 31, 2006.

          The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months
	Ended September 30,
	2007	2006	Variance
Net cash used in operating activities	$(252,434)	$(449,417)	$196,983
Net cash (used in) provided by investing activities	(31,153)	1,256	(32,409)
Net cash provided by financing activities	247,876	4,030	243,846
Net (decrease) increase in cash and cash equivalents	(35,711)	(444,131)	408,420
Cash and cash equivalents at beginning of period	393,421	762,007	(368,586)
Cash and cash equivalents at end of period	$357,710	$317,876	$39,834

          Net Cash Used in Operating Activities

          Net cash used in operating activities decreased $196,983 to $252,434 for the nine months ended September 30, 2007 from $449,417 for the nine months ended September 30, 2006. Such decrease in the net outflows of cash was attributable to the $126,141 improvement in our adjusted loss from operations, higher purchase of inventory in 2006 and timing of programming and distribution partner arrangements in 2006.

          Net Cash (Used in) Provided by Investing Activities

          Net cash used in investing activities was $31,153 for the nine months ended September 30, 2007 compared with net cash provided by investing activities of $1,256 for the nine months ended September 30, 2006. The $32,409 decrease was primarily a result of a decrease in capital expenditures of $27,567 primarily as a result of costs associated with our satellite construction and launch vehicle as well as a result of sales of auction rate securities in 2006.

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

          Net Cash Provided by Financing Activities

          Net cash provided by financing activities increased $243,846 to $247,876 for the nine months ended September 30, 2007 from $4,030 for the nine months ended September 30, 2006. The increase was a result of additional debt proceeds, net of related costs, of $245,199 from the new term loan entered into in June 2007.

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

          In July 2007, we amended and restated our Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to our new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under the Loral Credit Agreement.

          In June 2007, we entered into a Term Credit Agreement with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25% . LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012. The loan is guaranteed by our material wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”). The Term Credit Agreement is secured by a lien on substantially all of our and the Guarantor’s assets, including our four satellites and the shares of the Guarantor. The Term Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Term Credit Agreement are substantially similar to those contained in the indenture governing our 9 5 / 8 % Senior Notes due 2013.

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

          As of September 30, 2007, approximately 85,858,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2007, approximately 72,952,000 shares of our common stock were available for grant under the 2003 Plan. During the nine months ended September 30, 2007, employees exercised 1,304,594 stock options at exercise prices ranging from $2.79 to $4.16 per share, resulting in proceeds to us of $1,502. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          As of September 30, 2007, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and auction rate securities. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Despite the underlying long-term maturity of auction rate securities, from the investor’s perspective, such securities are priced and trade as short-term investments because of the interest rate reset feature. Interest rates are reset through an auction process at predetermined periods of 28 or 35 days. Failed auctions rarely occur. As of September 30, 2007, we did not hold any auction rate securities.

          Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Item 4. Controls and Procedures

          As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended September 30, 2007.

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

          The FCC’s laboratory has tested a number of our products and found them to be compliant with the FCC’s rules. We believe SIRIUS radios that are currently in production comply with applicable FCC’s rules. No health or safety issues are involved with these SIRIUS radios and radios which are factory-installed in new vehicles are not affected.

          We have retained an engineering compliance officer to report to our Vice President of Internal Audit, who reports to our Audit Committee.

          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.

          Copyright Royalty Board Proceeding. We are a party to a proceeding before the Copyright Royalty Board of the Library of Congress to establish the royalty rates and terms for the sound recordings we use on our satellite radio service for the period from 2007 through 2012. A trial in this matter was held by the Copyright Royalty Board throughout the summer and concluded in October 2007.

           As part of this proceeding, we have filed a rate proposal requesting the Copyright Royalty Board to establish a royalty rate for calendar year 2007 of $1.60 for each feature performance we make of a copyrighted sound recording that is not otherwise licensed. We have also proposed that this royalty rate be adjusted each subsequent year by a percentage equal to the percentage change in aggregate satellite radio subscribers during the preceding year. SoundExchange, a collection and distribution organization representing record labels and performing artists, has proposed a royalty rate consisting of the greater of a specified percentage of revenue or a per-subscriber fee. The SoundExchange proposed fees would increase as our number of subscribers increase, in seven steps that start at the greater of 8% of total revenues or $0.85 per subscriber per month, if we have fewer than 9 million subscribers, and end at the greater of 23% of total revenue or $3.00 per subscriber per month, if we have 19 million or more subscribers. SoundExchange has also proposed, as an alternative that it describes as less-preferred, a monthly per-broadcast, per-subscriber fee structure, which it claims is calculated to reach similar fee levels if we continue with our current level of music performances.

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

          U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking at least $48,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action. A hearing in this arbitration is scheduled to commence in March 2008.

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

SIRIUS SATELLITE RADIO INC .

By: /s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 1, 2007

EXHIBIT INDEX

Exhibit		Description

2.1	—	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 19, 2007).

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	—	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit		Description
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 % Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to Daimler AG dated October 1, 2007 (filed herewith).

4.14	—	Common Stock Purchase Warrant granted by the Company to Chrysler LLC dated October 1, 2007 (filed herewith).

4.15	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.16	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.18	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.19	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (filed herewith).

4.20	—	Term Credit Agreement, dated as of June 20, 2007, among the Company., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 20, 2007).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 12, 2005).

*10.5	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit		Description
*10.6	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2005).

*10.7	—	Amended and Restated Employment Agreement, dated as of June 6, 2007, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.8	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 12, 2005).

*10.9	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.10	—	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.11	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.12	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.13	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.14	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.