Form 10-K
period 2007-12-31
SIRIUS SATELLITE RADIO INC
filed 2008-02-29
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007 was $4,084,707,962. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
     The number of shares of the registrant’s common stock outstanding as of February 27, 2008 was 1,476,584,321.
Documents Incorporated by Reference
     Information included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS SATELLITE RADIO INC.
2007 FORM 10-K ANNUAL REPORT

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
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our pending merger with XM Satellite Radio Holdings Inc. (“XM Radio”), including related uncertainties and risks and the impact on our business if the merger is not completed;

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers and distributors of SIRIUS radios, retailers, automakers and programming providers; and

•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, XM Radio, HD radio, internet radio, mobile phones, iPods and other MP3 devices, and emerging next generation networks and technologies.
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
PART I
Item 1. Business
          On February 19, 2007, we and XM Radio entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of ours (the “Merger”). Our Board of Directors and stockholders, and the Board of Directors and stockholders of XM Radio, have approved the Merger and the Merger Agreement.
          The completion of the Merger is subject to various closing conditions, including approval from the Federal Communications Commission and the Department of Justice. See “Pending Merger with XM Radio” for a further description of the Merger. The information presented in this Annual Report on Form 10-K does not give effect to the Merger.
          We are a satellite radio provider in the United States. We offer over 130 channels to our subscribers—69 channels of 100% commercial-free music and 65 channels of sports, news, talk, entertainment, traffic, weather and data. The core of our enterprise is programming; we are committed to offering the best audio entertainment.
          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on an annual, semi-annual, quarterly or monthly basis. As of December 31, 2007, we had 8,321,785 subscribers. In addition, we derive revenue from activation fees, the sale of advertising on some of our non-music channels, and the direct sale of SIRIUS radios and accessories.
          Most of our subscribers receive our service through SIRIUS radios, which are sold through our website and by automakers, consumer electronics retailers and mobile audio dealers. SIRIUS radios for the car, truck, home, RV and boat are available in approximately 20,000 retail locations, including Best Buy, Circuit City, Costco, Crutchfield, Sam’s Club, Target and Wal-Mart and through RadioShack on an exclusive basis.
          As of December 31, 2007, SIRIUS radios were available as a factory and dealer-installed option in 116 vehicle models and as a dealer only-installed option in 37 vehicle models. We have agreements with Chrysler, Dodge, Jeep, Mercedes-Benz, Ford, Mitsubishi, BMW, Volkswagen, Kia, Bentley, Audi, Lincoln, Mercury, Mazda, Land Rover, Jaguar, Volvo, Aston Martin, MINI, Maybach and Rolls-Royce to offer SIRIUS radios as factory or dealer-installed equipment in their vehicles. We also have relationships with Toyota and Scion to offer SIRIUS radios as dealer installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory and dealer-installed equipment.

SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.
          We offer our programming over multiple platforms in addition to our satellite and terrestrial repeater network. SIRIUS Internet Radio, which we refer to as SIR, is an Internet-only version of our service. SIR delivers a simulcast of more than 80 channels of our talk, entertainment, sports and music programming. Our music channels are also available to certain DISH satellite television subscribers, and a select number of our music channels are available to certain subscribers to the Nationwide Sprint PCS Network.
          We also offer certain ancillary services. In 2007, we introduced SIRIUS Backseat TV, a television service offering content designed primarily for children from Nickelodeon, Disney Channel and Cartoon Network in the backseat of vehicles. Chrysler offered SIRIUS Backseat TV exclusively in select 2008 model-year vehicles. We also offer a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems, and a marine weather service that provides a range of information, including sea surface temperatures, wave heights and extended forecasts, to recreational boaters. In 2008, we intend to launch SIRIUS Travel Link, a suite of data services that includes real-time traffic, tabular and graphical weather, fuel prices, sports schedules and scores, and movie listings. SIRIUS Travel Link is expected to be standard equipment on Ford’s next-generation navigation system, and is anticipated to be offered on select Ford, Lincoln and Mercury vehicles in 2008.
          In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc., launched service in Canada. SIRIUS Canada currently offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. As of October 11, 2007, SIRIUS Canada had over 500,000 subscribers.
Pending Merger with XM Radio
          On February 19, 2007, we entered into an Agreement and Plan of Merger with XM Satellite Radio Holdings Inc. Pursuant to the Merger Agreement we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of ours.
          Each of SIRIUS and XM Radio has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including approval from the Federal Communications Commission and the Department of Justice. The Merger is intended to qualify as a reorganization for federal income tax purposes.
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
          The Merger Agreement contains certain termination rights for both us and XM Radio. On February 29, 2008, we and XM Radio announced that the companies have agreed not to exercise their rights to terminate the Agreement and Plan of the Merger prior to May 1, 2008. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we or XM Radio, as the case may be, will be required to pay the other a termination fee of $175,000,000.
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

Programming
          We offer a dynamic programming lineup of over 130 channels to our subscribers—69 channels of 100% commercial-free music and 54 channels of sports, news, talk, and entertainment; 11 channels of traffic and weather; and informational data services. Our programming lineup changes from time to time as we strive to attract new subscribers, to create content that appeals to a broad range of audiences and to satisfy our existing subscribers.
Music Programming
          Our music channels offer an extensive selection of music genres—from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.
          All of our music channels are broadcast commercial-free. Our channels are produced, programmed and hosted by a team of experts in their fields, including musical performers such as Eminem, Jimmy Buffett, Little Steven Van Zandt, and other unique personalities such as Cousin Brucie, Tony Hawk, and several of the original MTV veejays. Each channel is operated as an individual radio station, with a distinct format and branding.
          In 2007, we:
•	launched the Siriusly Sinatra channel featuring music from Frank Sinatra as well as artists such as Tony Bennett, Nat King Cole, Bobby Darin, Ella Fitzgerald and Dean Martin;

•	debuted The Grateful Dead Channel featuring performances spanning the band’s long and celebrated history including rare, unreleased concerts;

•	returned the popular E Street Radio channel to our music lineup in conjunction with Bruce Springsteen and the E Street Band’s Magic album and tour;

•	broadcast live concerts from Jimmy Buffett’s Bama Breeze tour on Radio Margaritaville, our music channel dedicated to the tropical lifestyle, created in conjunction with Jimmy Buffett;

•	renewed radio personality Bruce Morrow, known to his legion of fans as ‘Cousin Brucie,’ to an exclusive multi-year deal;

•	began the second season of live broadcasts from the Metropolitan Opera with seven new productions, including Macbeth and a special family-targeted production of Hansel & Gretel;

•	worked closely with artists such as Duran Duran, Garth Brooks, Jay-Z, and Miley Cyrus to create their own channels, available for a limited time;

•	created a new channel dedicated to ‘90s alternative rock and grunge music called Lithium; and

•	celebrated the diversity and heritage of music with exclusive programming for Black History Month and Hispanic Heritage Month.
Sports Programming
          Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League, with exclusive satellite radio rights to use the NFL logo and collective NFL team trademarks. We carry all NFL regular season, pre-season and post-season games. In most cases, we carry both the home and visiting team game broadcasts, as well as Spanish language broadcasts of select games. We also carry the Super Bowl and in 2008 we broadcast the game in eight languages. We also produce and broadcast “SIRIUS NFL Radio,” an around-the-clock exclusive channel of NFL content for our subscribers. Our agreement with the NFL expires at the end of the 2010-2011 NFL season.
          In 2007, we began live broadcast coverage of all NASCAR Sprint Cup Series, NASCAR Nationwide Series and NASCAR Craftsman Truck Series races. We have created “SIRIUS NASCAR Radio,” an around-the-clock channel of exclusive NASCAR-related programming, including Tony Stewart Live and race coverage. We take fans into the cars and pits by devoting additional “Driver2Crew Chatter™ channels that carry the driver-to-crew communications of multiple different race teams during NASCAR Sprint Cup Series races. We are the Official Satellite Radio Partner of NASCAR with exclusive trademark and marketing rights and the right to sell advertising time on the NASCAR channel and during races.
          We are the exclusive Official Satellite Radio Partner of the NBA and broadcast a daily 3-hour SIRIUS produced NBA talk show. We transmit live play-by-play broadcasts of every regular season NBA game plus every game of the NBA playoffs and the NBA Finals. Our agreement with the NBA expires at the end of the current NBA season.
          We are the official satellite radio broadcaster of Barclays English Premier League soccer, and have the right to air matches of the top 20 clubs in the United Kingdom, including Manchester United. We are also the exclusive satellite radio provider of the Chelsea football club's Premier League matches. Every Chelsea match features an exclusive pre-game show co-hosted by international soccer legend Giorgio Chinaglia. Our soccer coverage also includes live matches from the UEFA Champions League. We also broadcast Celtic games from the Scottish Premier League.

          We carry extensive live play-by-play coverage of college football, basketball and other sports from schools from 18 NCAA Division I conferences. We also have the right to broadcast all games of the NCAA Division I men’s basketball tournament through 2009.
          We also air Wimbledon Championships, Arena Football League, National Lacrosse League and horse racing.
          In 2007, we began broadcasting FIS Alpine Skiing of Men’s and Women’s World Cup events and added Sporting News Radio to our talk show lineup. Our sports channels also include ESPN Radio, ESPN News and ESPN’s Spanish language programming, ESPN Deportes.
          We launched a new all-sports channel, SIRIUS Sports Central, which features exclusive talk programs as well as Sporting News Radio programming. We collaborated with ESPN on a new ESPN-dedicated channel showcasing the ESPN The Magazine talk show, and simulcasts of select ESPN television shows, including SportsCenter.
Talk and Entertainment Programming
          We offer over 25 talk and entertainment channels for a variety of audiences.
          In January 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio as part of two channels being programmed by Howard Stern and us. Our agreement with Stern expires on December 31, 2010. Our talk radio offerings also feature dozens of popular talk personalities, most creating radio shows that air exclusively on SIRIUS, including Senator Bill Bradley, Deepak Chopra, Richard Simmons, Martha Stewart, Mark Thompson and Barbara Walters. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.
          Our comedy channels present a range of humor on the channels Laugh Break, Blue Collar Comedy and Raw Dog Comedy, and our other entertainment channels include Cosmo Radio, SIRIUS OutQ, MAXIM Radio, Road Dog Trucking Radio, Playboy Radio and Radio Disney.
          Our religious programming includes the Catholic Channel which is programmed with the assistance of the Archdiocese of New York; EWTN, a Global Catholic Radio Network; and Family Net Radio, programmed by Family Net, an affiliate of the Southern Baptist Convention.
          In 2007, we:
•	launched “The Foxxhole,” an urban comedy and entertainment channel produced by Jamie Foxx, featuring live shows hosted by Foxx and other comics;

•	announced the creation of “Doctor Radio,” an exclusive medical channel featuring doctors as hosts of live shows, with listener call-ins, to be produced with NYU Medical Center and launched in the second quarter of 2008;

•	expanded Barbara Walters’ call-in talk show to a weekly format;

•	added a program featuring speeches by celebrity and public figures produced with the 92nd Street Y in New York City; and

•	added a variety of exclusive daily and weekly shows to our Martha Stewart, Playboy Radio, Road Dog Trucking, SIRIUS Left, SIRIUS OutQ and SIRIUS Stars channels.
          In February 2008, we launched Indie Talk, an exclusive forum for independent thought and opinion.
News and Information Programming
          We offer 25 news and information channels. These channels present a range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, NPR and the World Radio Network.
          We offer continuous, local traffic reports for 20 metropolitan markets throughout the United States. We broadcast these reports, together with local weather reports from The Weather Channel, on 11 of our channels.
          We broadcast national weather reports produced by The Weather Channel on our weather and emergency channel, which also alerts listeners to key information during civil and natural emergencies. In addition, we insert appropriate emergency announcements and broadcasts into our channels and participate in the national Emergency Alert System.
Distribution of SIRIUS Radios
Retail
          We sell SIRIUS radios directly to consumers through our website. SIRIUS radios are also marketed and distributed through major national and regional retailers, including Best Buy, Circuit City, Costco, Crutchfield, Sam’s Club, Target and Wal-Mart. SIRIUS radios are distributed on an exclusive basis by RadioShack. We develop in-store merchandising materials and provide sales force training for several retailers. SIRIUS radios are also available nationwide at various truck stops.

Automakers
          One of our primary means of distributing SIRIUS radios is through the sale of new vehicles. Various automakers factory-install and dealer-install SIRIUS radios in their vehicles. As of December 31, 2007, SIRIUS radios were available as a factory or dealer-installed option in 116 vehicle models and as a dealer only-installed option in 37 vehicle models. Many automakers include a subscription to our radio service in the sale or lease price of their vehicles. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We share with various automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the SIRIUS radios installed in their vehicles, including in certain cases hardware costs, tooling expenses and promotional and advertising expenses.
          In 2007, we launched SIRIUS Backseat TV in select 2008 model year Chrysler, Dodge and Jeep vehicles. In 2007, we also announced the SIRIUS Travel Link service, which is expected to be offered in 2008 on select Ford, Lincoln and Mercury vehicles.
          Automakers continue to incorporate SIRIUS into their national and regional advertising. In 2007, Mercury and Mercedes-Benz each implemented a national advertising campaign with prominent references to the SIRIUS radio service, and Chrysler implemented a national advertising campaign with prominent references to SIRIUS Backseat TV.
          Chrysler LLC. In February 2008, we extended our agreement with Chrysler to provide an exclusive relationship until September 2017. This agreement covers all Chrysler LLC brands, including Chrysler, Jeep and Dodge. Chrysler included SIRIUS radios as a factory-installed feature in more than 70% of its 2008 model year vehicles. As of December 31, 2007, Chrysler included SIRIUS Backseat TV as a factory-installed option in seven vehicle models.
          Mercedes-Benz USA, Inc. and Freightliner LLC. We have an agreement with Mercedes-Benz USA, Inc. and Freightliner LLC, which continues until September 2012. This agreement covers the distribution of our radio service on an exclusive basis in all cars and light trucks manufactured by Mercedes-Benz as well as Freightliner and Sterling heavy trucks. Mercedes-Benz included SIRIUS radios as factory equipment in over 80% of its vehicles in 2007, including all 2008 model year Mercedes S Class, SL Class, CL Class, CLS, AMG and V12 engine vehicles, and has announced plans to increase penetration of SIRIUS radios to over 90% of its vehicles by 2009.
          Ford Motor Company. In 2007, we extended our agreement with Ford and certain of its affiliates to provide for an exclusive relationship until September 2016 or, at Ford’s option, until September 2018. Beginning in January 2011, Ford may elect to become nonexclusive under the agreement, in which case Ford would forfeit significant future economic benefits. This agreement covers all Ford brands, including Ford, Lincoln, Mercury, Jaguar, Volvo, Land Rover and Mazda. At the end of 2007, SIRIUS radios were being offered as standard equipment in most Lincoln brand vehicles; and in Range Rover and Range Rover Sport vehicles. At the end of 2007, SIRIUS radios were available as factory-installed equipment in 23 Ford, Lincoln and Mercury vehicle lines. The Ford and Mercury brands are targeting approximately 70% factory penetration of SIRIUS radios beginning with 2009 model year vehicles. Ford plans to offer SIRIUS Travel Link on select Ford, Lincoln and Mercury vehicles in 2008. We also have an agreement with Aston Martin which extends to September 2011. Aston Martin offers SIRIUS as a factory-installed option with a lifetime subscription on its Vantage and DB9 vehicles.
          BMW. We have an agreement with BMW of North America which provides for an exclusive relationship until August 2008. This agreement covers all BMW and MINI vehicles. Commencing in the 2008 model year, certain BMW and MINI vehicles are sold with a lifetime subscription included in the price of the car.
          Volkswagen and Audi. We have an agreement with Volkswagen of America, Inc. that provides for an exclusive relationship through July 2012 or, at Volkswagen’s option, through July 2015. This agreement covers all Volkswagen and Audi vehicles. Volkswagen announced its intention to offer SIRIUS radios as standard equipment in all Touareg2, New Beetle, New Beetle Convertible, GTI and GLI models beginning in the 2008 model year. Audi announced its intention to offer SIRIUS radios as standard equipment in all 2008 S4, RS 4, A6, A8, and R8 models, and select Audi Q7 models.
          Other Automakers. We have an exclusive agreement with Kia Motors America, Inc. Kia plans to include SIRIUS radios as standard equipment in its vehicles commencing in the 2009 model year. Our agreement with Kia extends through 2014 or, at Kia’s option, through 2017.
          We have an agreement with Mitsubishi Motors North America which provides for an exclusive relationship through February 2010. Mitsubishi included SIRIUS radios as standard equipment in the 2008 model Eclipse Spyder vehicles, and as a factory-installed option on other 2008 models.
          We have an agreement with Bentley Motors Inc. under which Bentley began including SIRIUS radios as standard equipment in the majority of its 2008 model vehicles and will continue to do so through 2012. Each Bentley vehicle is sold with a lifetime subscription included in the price of the car.
          We also have an agreement with Rolls-Royce Motor Cars to include SIRIUS radios as standard equipment in its vehicles through 2008. Each Rolls-Royce vehicle is sold with a lifetime subscription included in the price of the car.
           We also have relationships with Toyota and Scion to offer SIRIUS radios as dealer installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory and dealer-installed equipment.

Special Markets
          Trucks. Freightliner, Sterling, Peterbilt, Kenworth, Volvo and International offer SIRIUS radios as a factory-installed option on the trucks they manufacture.
          Boats. Various recreational boat builders, including Sea Ray, Four Winns, Chaparral, Larson, Glastron, Ranger and Formula, offer SIRIUS radios and a prepaid subscription to our service as a standard or optional feature on their boats.
          Recreational Vehicles. Several leading manufacturers of recreational vehicles, including Fleetwood, Monaco, Winnebago, Coachmen, Tiffin and Alfa Leisure, offer SIRIUS radios as a factory-installed option.
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
          We continually monitor our infrastructure and regularly evaluate improvements in technology. For example, we employ a technology known as hierarchical modulation to allow us to offer additional audio channels, as well as advanced services such as data and video, without noticeably affecting our broadcasts. This increase in network capacity is available through select new SIRIUS radios and is not available to SIRIUS radios sold prior to the implementation of this technology.
Satellites, Terrestrial Repeaters and Other Satellite Facilities
          Satellites. We operate and own three orbiting satellites, we own a spare satellite that is in storage and we have two satellites presently under construction. Space Systems/Loral, the manufacturer of our satellites, delivered our three operating satellites to us in 2000, following the completion of in-orbit testing of each satellite. Our fourth, spare satellite was delivered to ground storage in April 2002. Space Systems/Loral is also in the process of constructing a fifth and sixth satellite for use in our system. We expect to launch our fifth satellite, which is currently under construction, during the second quarter of 2009 and our sixth satellite in the fourth quarter of 2010.
          Our satellites are of the Loral FS-1300 model series. This family of satellites has a history of reliability with a total of more than 350 years of in-orbit operation time.
          Each of our three orbiting satellites travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three orbiting satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions from signal blockage. Our fifth satellite will complement our existing in-orbit satellites and will be launched into a geostationary orbit. The redundancy of the resulting constellation configuration is expected to provide enhanced coverage and performance.
          We expect to further augment or replace our satellite constellation. We may elect to augment our operating satellites with our spare satellite or with new satellites that we may purchase to meet our business needs. In January 2008, we entered into an agreement with International Launch Services to secure two satellite launches on Proton rockets. We will pay $95 million for the first launch and $98 million for the second launch. This agreement provides us the flexibility to defer launch dates if we choose. We also have the ability to cancel the second of these launches upon payment of a cancellation fee. Decisions regarding our satellite constellation may affect the estimated useful life of our existing satellites, and we may modify the depreciable life accordingly. The cost of replacing our satellites will be substantial.
          Our orbiting satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced to date do not limit the power of our broadcast signal or affect our current operations. Additional circuit failures could reduce the estimated useful life of our in-orbit satellites.

          We do not maintain in-orbit insurance policies covering our satellites. We discontinued our in-orbit insurance policies covering our satellites following a review of the health of our satellite constellation, the exclusions from coverage contained in the available insurance, the costs of the available insurance, and the practices of other satellite companies as to in-orbit insurance.
          If we are required to launch our spare satellite due to the failure of one of our orbiting satellites, our operations would be impaired until such time as we successfully launch and commission our spare satellite, which could take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our operations could be suspended until replacement satellites are launched and placed into service. In such event, our business would be materially impacted and we could default on our commitments.
          Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of our satellite signal can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement our satellite coverage. We currently operate 124 terrestrial repeaters in 98 urban areas. We plan to deploy a significant number of additional terrestrial repeaters in the future.
          Other Satellite Facilities. We control and communicate with our satellites from our uplink facility in New Jersey. These activities include routine satellite orbital maneuvers and monitoring of the satellites. We also maintain earth stations in Panama and Ecuador to control and communicate with our satellites.
Studios
          Our programming originates principally from our national broadcast studio in New York City. The national broadcast studio houses our corporate headquarters, facilities for programming origination, programming personnel and facilities to transmit programming to our orbiting satellites.
SIRIUS Radios
          We design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of SIRIUS radios. We do not manufacture, import or distribute SIRIUS radios, except for the distribution of our products through our website. We have authorized select manufacturers to produce SIRIUS radios. These radios are distributed under various consumer brands, including the SIRIUS brand.
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
          Dock & Play Radios. Dock & Play radios enable subscribers to transport their SIRIUS radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct connection and can be easily installed by a retailer or the purchaser. In addition, SIRIUS Dock & Play systems designed for commercial truckers are available through participating truck manufacturers, truck dealers and truck stops.
          A boom box, which enables our subscribers to use their SIRIUS radios virtually anywhere, is available for various models of Dock & Play radios.
          Portable Units. In 2006, we introduced the Stiletto 100, our first satellite radio to provide live reception in portable mode and the first portable satellite radio with WiFi capabilities. In 2007, we introduced an updated model, the Stiletto 2. The Stiletto 2 allows users to capture, store and replay live SIRIUS content or a mix of SIRIUS content and MP3/WMA files, and permits users to increase that storage capability through a slot for a removeable flash memory card. The Stiletto products also allow the user to bookmark and purchase songs through compatible music download and subscription services, providing easy access to SIRIUS music and other content.
           FM Modulated Radios. FM modulated radios enable our service to be received in vehicles with FM radios.
          Home and Commercial Units. SIRIUS home units that provide our satellite service to most home stereo systems are available nationally. In addition, various multi-tuner and multi-zone units are available through commercial dealers and custom installation dealers. These units allow the user to listen to SIRIUS radio from multiple locations within a home or business.

          We have also specially-designed SIRIUS home units to interface with multiple audio and video components. The SIRIUS Conductor home system operates with a wireless controller that displays SIRIUS programming information and controls 12 components in addition to the included receiver from up to 150 feet away. Similarly, the SIRIUSConnect Home tuner provides a one-cable connection to easily add our service to SIRIUS-Ready home systems manufactured by companies such as Pioneer, Sony, Onkyo, Xantech, Netstreams, Accurian and Rotel.
          In 2007, Sonos introduced a product that promotes internet access to SIR in the home without the need for a personal computer.
          Many SIRIUS radios include a “replay” feature, allowing listeners to pause, rewind and fast forward music, sports or talk programs. A number of SIRIUS radios also include SIRIUS-Seek, which alerts listeners when selected artists or songs are playing on another SIRIUS channel; Game Alert, which prompts listeners when their favorite teams begin a game or when scores change; Game Zone, which lists a listener’s favorite team scores on one screen; and one-touch access to traffic and weather reports for select cities.
          We signed an agreement with XM Radio to develop a unified standard for satellite radios to enable consumers to purchase one radio capable of receiving both our and XM Radio’s services. The technology relating to this unified standard is being developed, funded and will be owned jointly by the two companies. This unified standard is intended to meet FCC rules that require interoperability of both licensed satellite radio systems.
International
          Canada. In 2005, SIRIUS Canada launched its service in Canada and currently offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content and the Howard Stern 100 channel, for Cdn. $14.99 per month.
          As of October 11, 2007, SIRIUS Canada had over 500,000 subscribers. Subscribers to the SIRIUS Canada service are not included in our subscriber counts.
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
Other Opportunities
          Internet Radio. We offer SIRIUS subscribers the ability to listen to our music channels and select non-music channels over the Internet as part of our base subscription price. SIRIUS Internet Radio, which we refer to as SIR, delivers a simulcast of more than 80 channels of our talk, entertainment, sports and music programming for a monthly fee. Subscribers to SIR are included in our subscriber counts.
          Commercial Accounts. SIRIUS Music for Business, our music service for commercial establishments, is available through Applied Media Corporation, Dynamic Media, Turn Key Media and Info Hold Inc. Subscribers to commercial accounts are included in our subscriber counts.
          SIRIUS Backseat TV. In 2007, we introduced SIRIUS Backseat TV, a television service offering content designed primarily for children from Nickelodeon, Disney Channel and Cartoon Network in the backseat of vehicles. Chrysler was the only automaker to offer SIRIUS Backseat TV in its 2008 model-year vehicle lineup. Subscribers to SIRIUS Backseat TV are not included in our subscriber counts.
          Travel Link. In 2008, we plan to launch SIRIUS Travel Link, a suite of data services that includes real-time traffic, tabular and graphical weather, fuel prices, sports schedules and scores, and movie listings. SIRIUS Travel Link is expected to be standard on Ford’s next-generation navigation system and is anticipated to be offered on select Ford, Lincoln and Mercury vehicles in 2008. Subscribers to SIRIUS Travel Link are not included in our subscriber counts.
          Traffic and Weather. We offer a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems. The service reports incident information for 80 cities and traffic flow information for 26 cities. Traffic flow information is expected to expand to 77 cities in 2008. We source these reports from a provider of mapping and traffic data. Subscribers to this service are not included in our subscriber counts.
          We also offer a marine weather service, featuring detailed information ranging from weather and wave heights to sea surface temperatures, for recreational boaters. The service integrates data information directly into certain marine electronics products. This marine weather service covers the 48 contiguous states and waters extending hundreds of miles into the Atlantic and Pacific Oceans, Gulf of Mexico and Caribbean.

          In 2007, we began offering a commercial aviation weather service through WSI. WSI InFlight® transmits aviation weather information using our system and is offered to commercial fleets, business aircraft and private pilots.
          SIRIUS via Mobile Phones. Sprint offers a SIRIUS music service to its subscribers through a built-in media player on Sprint PCS VisionSM Multimedia Phones for $6.95 per month, a portion of which we receive. This service includes access to 20 commercial-free SIRIUS music channels, plus a channel devoted to artist interviews and performances. Subscribers to the Sprint service are not included in our subscriber counts.
          DISH Network. We offer our music channels as part of certain programming packages of the DISH Network satellite television service. Subscribers to DISH Network are not included in our subscriber counts.
Competition
          We face competition for listeners, consumer electronics and audio spending, and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following services:
          Terrestrial AM/FM Radio. Terrestrial AM/FM radio has had a well established market for its services for many years and offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Many radio stations offer information programming of a local nature, such as local news and sports, which we do not offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive with respect to listeners and advertising revenues. Some radio stations also have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete with us and other competitors. Several major radio companies have launched advertising campaigns designed to assert the benefits of traditional local AM/FM radio. On average every U.S. household has five AM/FM radios, and radio comes as a standard feature in every vehicle manufactured without an additional cost to the consumer.
          XM Radio. XM Radio is the other FCC licensee for satellite radio service in the United States. XM Radio has announced that it had 9,027,000 subscribers as of December 31, 2007. XM Radio broadcasts certain programming that we do not offer and is offered on various car model brands which do not offer SIRIUS radios.
          HD Radio. While most traditional AM/FM radio stations broadcast by means of analog signals, the radio industry has made significant strides in rolling out advanced digital transmission technology. Digital broadcasting offers higher sound quality than traditional analog signals and the multicast of as many as five stations per frequency, significantly increasing the quality and quantity of content available to consumers. Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. Over 1,500 radio stations in the United States currently broadcast digitally. Digital radio is generally offered to subscribers without a service charge. BMW offers factory-installed HD radio receivers as an option across all of its 2008 model year vehicles, Ford currently offers HD Radio as a dealer installed option for the Ford, Mercury and Lincoln brands and recently announced the availability of factory installed HD Radio technology as a standard or optional feature on Ford, Mercury and Lincoln vehicles beginning in calendar year 2009, and retail HD radios are available nationwide at many large retailers. A number of leading radio broadcasters have joined together to form the HD Digital Radio Alliance to accelerate the successful rollout of digital radio.
          Digital Music Devices such as iPods and MP3 Players. We face vigorous competition from various digital music devices and their associated services. The Apple iPod®, a portable digital music player, allows users to convert music on compact discs to digital files and to download and purchase music and video through Apple’s iTunes® Music Store. iPods® are compatible with many car stereos and home speaker systems. Apple has reached agreement with automobile manufacturers to preinstall equipment in vehicles which will allow users to play music from their iPod through the automobile sound system. Many MP3 players can be connected to online music subscription services, such as Real Network’s Rhapsody and Napster 2.0. Slacker, a recently launched private company, has introduced a device and music service that continually updates the device based on a user’s preferences, serving algorithmically determined playlists that are direct substitutes for radio programming.
          Internet Radio. Consumers are increasingly turning to Internet radio. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Improvements from higher bandwidths, faster modems, wider programming selections, and industry consolidation have made Internet radio a more significant competitor for listening in the home and office. Technologies like WiMax will also make Internet radio more pervasive. In addition to the many free Internet streams offered by radio companies like Clear Channel, CBS Radio or other smaller companies, subscription Internet music services, such as Rhapsody and Pandora, offer unlimited and fully-customizable play lists for a small fixed fee per month. These services may be used for listening at PCs or home media centers.
          Wireless Phones. Several of the largest wireless providers currently offer music to mobile phones. Additionally, many phones now contain FM radios. Sprint Nextel currently offers streaming music from a variety of providers plus a music store for purchase. Verizon Wireless offers the VCast music service that can be played directly on a phone. AT&T offers a variety of streaming content and has also partnered with Apple to offer the iPhone. Several subscription music services, including Rhapsody and Pandora, are offered over mobile phones.

          Next Generation Wireless. Next generation wireless protocols will offer unprecedented broadband coverage with enhanced data rates, reliability, and broadcast capabilities.
•	Sprint Nextel announced in August 2006 its plans to develop a ‘fourth generation’ nationwide mobile broadband network using the WiMAX standard. Branded XOHM, the network was activated on a limited basis in December 2007 and is scheduled for commercial launch in several markets in 2008.

•	During 2007, Verizon Wireless launched VCast TV, a multichannel mobile video and audio subscription service run over Qualcomm’s MediaFLO USA network. AT&T has announced that it would also offer MediaFLO-based media services to its users. The service offers 8 channels of broadcast video, including ESPN, CBS, NBC and Nickelodeon.

•	In early 2008, the United States government began an auction of highly coveted 700 MHz spectrum, which offers cost-efficient network buildout possibilities and high signal propagation characteristics. Major media, communication and investment companies are participating in the auction with plans to use the spectrum to offer next-generation wireless media and communications services to consumers.
          When these and other services achieve ubiquitous mobile broadband capability, the relative competitiveness of our product offering may suffer.
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
          Any assignment or transfer of control of our FCC license must be approved by the FCC. Similarly, our pending merger with XM Radio is conditioned upon approval of the transaction by the FCC.
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
          In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. A rulemaking on the subject was originally initiated by the FCC in March 1997. A further rulemaking on the subject was commenced by the FCC in December 2007. These rulemakings are still pending. Many comments have been filed as part of these rulemakings. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted us special temporary authority to operate over 200 terrestrial repeaters and offer our service on a non-harmful interference basis to other wireless services. In October 2006, we ceased operating 11 of our terrestrial repeaters that we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.
          We design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of SIRIUS radios, including SIRIUS radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. The FCC is reviewing whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its on-going inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We are taking significant steps to ensure that this situation does not happen again, including the adoption of a compliance plan, approved by our board of directors, to ensure that our products comply with all applicable FCC rules. We believe our radios that are currently in production comply with applicable FCC rules. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.

          In 2006, we entered into an agreement with Space Systems/Loral to design and construct a fifth satellite. In April 2007, the FCC granted our application to amend our license to add this satellite to our existing satellite constellation. We have also entered into an agreement with Space Systems/Loral to design and construct a sixth satellite. We have not yet filed an application with the FCC to amend our license to add this satellite to our existing satellite constellation.
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
          Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers, or ASCAP, Broadcast Music, Inc., or BMI, and SESAC, Inc. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. Our public performance license agreements with ASCAP expired at the end of 2006. We have entered into an interim license agreement with ASCAP and BMI to pay royalties for our public performances of musical works by our satellite radio service, and are in discussions regarding final licenses. If we are unable to reach final agreements with ASCAP and BMI, a royalty rate may ultimately be established through litigation.
          Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses and collects and distributes royalties on behalf of record companies and performing artists. In December 2007, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit.
Personnel
          As of December 31, 2007, we had 973 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.
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

Executive Officers of the Registrant
          Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	64	Chief Executive Officer
Scott A. Greenstein	48	President, Entertainment and Sports
James E. Meyer	53	President, Sales and Operations
Patrick L. Donnelly	46	Executive Vice President, General Counsel and Secretary
David J. Frear	51	Executive Vice President and Chief Financial Officer
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
          David J. Frear has served as our Executive Vice President and Chief Financial Officer since June 2003. From July 1999 through February 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. From October 1999 through February 2003, Mr. Frear also served as a director of Savvis. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in March 1998. From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company. Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.
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
          Scott A. Greenstein. Mr. Greenstein has agreed to serve as our President, Entertainment and Sports, through July 2009, and we pay Mr. Greenstein an annual salary of $850,000.
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
          James E. Meyer. Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2010 and we pay Mr. Meyer an annual salary of $950,000.
          If Mr. Meyer’s employment is terminated without cause or he terminates his employment for good reason, we will pay him a lump sum payment equal to (1) his annual base salary in effect on the termination date plus, (2) the greater of (x) a bonus equal to 60% of his annual base salary or (y) the prior year’s bonus actually paid to him (the “Designated Amount”). Pursuant to his employment agreement, Mr. Meyer may elect to retire in April 2008, April 2009 or April 2010. In the event he elects to retire, we have agreed to pay him a lump sum payment equal to the Designated Amount.
          If, following the consummation of the pending merger with XM Radio, Mr. Meyer elects to retire (which he may do shortly following the merger or the next April following the merger), or Mr. Meyer is terminated without cause or he terminates his employment for good reason during the 12 month period following the merger, we will pay him a lump sum payment equal to two times the Designated Amount.
          Upon the expiration of Mr. Meyer’s employment agreement in April 2010 or following his retirement, if earlier, we have agreed to offer Mr. Meyer a one-year consulting agreement. We expect to reimburse Mr. Meyer for all of his reasonable out-of-pocket expenses associated with the performance of his obligations under this consulting agreement, but do not expect to pay him any cash compensation. Mr. Meyer’s stock options will continue to vest and will be exercisable during the term of this consulting agreement.
          In the event that any payment we make, or benefit we provide, to Mr. Meyer would be deemed to be an “excess parachute payment” under Section 280G of the Internal Revenue Code such that he would be subject to an excise tax, we have agreed to pay Mr. Meyer the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax were not imposed.
          Patrick L. Donnelly. Mr. Donnelly has agreed to serve as our Executive Vice President, General Counsel and Secretary, through April 2010, and we pay Mr. Donnelly an annual base salary of $525,000.
          If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to his annual salary and the annual bonus last paid to him and to continue his medical, disability and life insurance benefits for one year.
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
          David J. Frear. Mr. Frear has agreed to serve as our Executive Vice President and Chief Financial Officer through July 2010, and we pay Mr. Frear an annual salary of $550,000. Mr. Frear’s annual salary will increase to $750,000 on August 1, 2008.
          If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to his annual salary and the annual bonus last paid to him.
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
          Additional information regarding the compensation for Messrs. Karmazin, Greenstein, Meyer, Donnelly and Frear will be included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008.

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
          Our three orbiting satellites were launched in 2000. We do not maintain in-orbit insurance policies covering our satellites. We estimate that two of our in-orbit satellites will have a 13 year useful life and our third in-orbit satellite will have a 15 year useful life from the time of launch. Our operating results would be materially adversely affected if the useful life of our satellites is significantly shorter than we expect, whether as a result of a satellite failure or technical obsolescence, and we fail to launch replacement satellites in a timely manner.
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
          Our in-orbit satellites have experienced circuit failures on their solar arrays. The circuit failures our satellites have experienced do not affect our current operations. Additional circuit failures could reduce the estimated useful life of our existing in-orbit satellites.
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
          If one of our three satellites fails in orbit, our service would be impaired until such time as we successfully launch and commission our spare satellite, which would take six months or more. If two or more of our satellites fail in orbit in close proximity in time, our service could be suspended until replacement satellites are launched and placed into service. In such event, our business would be materially impacted and we could default on our commitments.
          We have entered into an agreement with Space Systems/Loral to design and construct two new satellites. The first of these new satellites is expected to be launched in the second quarter of 2009. The second of these new satellites is expected to be launched in the fourth quarter of 2010. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.
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
          The FCC is reviewing whether the FM transmitters in certain SIRIUS radios comply with the Commission’s emissions and frequency rules. We are cooperating with the FCC in its inquiry, and have discovered that certain SIRIUS personnel requested manufacturers to produce SIRIUS radios that were not consistent with these rules. We have taken steps to ensure that this situation does not happen again, including the adoption of a compliance plan to ensure that in the future our products comply with all applicable FCC rules. We believe our radios that are currently in production comply with applicable FCC rules. SIRIUS radios that include compliant FM transmitters may be subject to some transmission noise, which may result in us encouraging professional installation in some cases. The FCC’s inquiry may result in fines, additional license conditions or other FCC actions that are detrimental to our business.
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
We may need to refinance a portion of our debt, which refinancing may not be available.
          In 2004, we issued $300 million in aggregate principal amount of our 2 1/2% Convertible Notes due 2009. These notes are convertible, at the option of the holders, into shares of our common stock at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock. These notes mature in February 2009. If our common stock does not trade above $4.41 per share prior to the maturity of these notes it is not likely that the holders will convert them prior to maturity, and we will have to refinance these notes when they mature in February 2009.
Our substantial indebtedness could adversely affect our financial health.
          As of December 31, 2007, we had approximately $1.3 billion of indebtedness, of which $250 million was secured by our assets. We may incur more debt if we believe we can raise money on favorable terms. A significant portion of our indebtedness contains restrictive covenants. Our indebtedness could:
•	limit our ability to borrow additional funds;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, possibly reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes; and

•	place us at a competitive disadvantage compared to competitors that have less debt.
          Failure to comply with the covenants contained in the indentures and agreements governing our debt could result in an event of default, which, if not cured or waived, could cause us to discontinue operations or seek a purchaser for our business or assets.
We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.
          We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing.
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
          As of December 31, 2007, we had an accumulated deficit of approximately $4.4 billion. We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on our existing debt. If we are unable ultimately to generate sufficient revenues to become profitable, we could default on our commitments and may have to discontinue operations or seek a purchaser for our business or assets.

Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.
          Third-party content is an important part of our service, and we compete with many entities for content. We have entered into a number of important content arrangements, including agreements with the NFL, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with the NFL expires at the end of the 2010-2011 NFL season; our agreement with Howard Stern expires in December 2010; and our agreement with NASCAR expires in 2011. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.
          In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plan.
Higher than expected costs of attracting new subscribers could adversely affect our financial performance and operating results.
          We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting new subscribers are greater than expected, our financial performance and operating results could be adversely affected.
Higher subscriber turnover could adversely affect our financial performance and operating results.
          We are experiencing, and expect to continue to experience in the future, subscriber turnover, or churn. If we are unable to retain our current subscribers, or the costs of retaining subscribers is higher than we expect, our financial performance and operating results could be adversely affected.
Weaker than expected market acceptance of our service could adversely affect our advertising revenue and operating results.
          Our ability to generate advertising revenues is directly affected by the number of subscribers to our service and the amount of time subscribers spend listening to our talk and entertainment channels or our traffic and weather service. Our ability to generate advertising revenues also depends on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and the economy generally. We directly compete for audiences and advertising revenues with traditional AM/FM radio stations and other media, some of which maintain longstanding relationships with advertisers and possess greater resources than we do.
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
          The sale and lease of vehicles with SIRIUS radios and the retail aftermarket are important sources of subscribers for us. To the extent sales of vehicles by automakers slow or retailers elect to promote other competing products, our subscriber growth could be adversely impacted. We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of SIRIUS radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of our service and our reputation could be adversely affected.
We may be exposed to liabilities associated with the design, manufacture and distribution of SIRIUS radios.
          We do not manufacture, import, or distribute SIRIUS radios. We do design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of SIRIUS radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of SIRIUS radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.
Rapid technological and industry changes could make our service obsolete.
          The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete or less competitive in the marketplace.
Our national broadcast studio, terrestrial repeater network, satellite uplink facility or other ground facilities could be damaged by natural catastrophes or terrorist activities.
          An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our national broadcast studio, terrestrial repeater network or satellite uplink facility, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the fuel functions of our terrestrial repeater network, national broadcast studio or satellite uplink facility in the event of a catastrophic event.
          Any damage to the satellite that transmits to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain areas. Damage to our national broadcast studio would restrict our programming production and require us to obtain programming from third parties to continue our service. Damage to our satellite uplink facility could result in a complete loss of service until we transfer our operations to a suitable replacement facility.
Consumers could pirate our service.
          Individuals who engage in piracy may be able to obtain or rebroadcast our satellite radio service or access the internet transmission of our service without paying the subscription fee. Although we use encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of our signal. If signal theft becomes widespread, it could harm our business.
Risks Relating to the Pending Merger with XM Radio
In connection with closing the merger, a substantial amount of XM Radio’s indebtedness will need to be refinanced or amended.
          In connection with closing the merger, XM Radio must offer to repurchase a significant portion of its outstanding debt at 101% of the principal amount thereof or obtain the consent of the holders of the debt to eliminate such repurchase obligation. Any required repurchase would likely be financed with other debt and, due to prevailing conditions in the debt markets, debt financing to fund such repurchase may not be available on terms favorable to the combined company or at all. Similarly, soliciting the consent of holders to amend XM Radio’s debt to eliminate the repurchase obligation may not be successful or, if successful, may require XM Radio to pay a significant amount to the holders. At December 31, 2007, the aggregate principal amount of XM Radio’s outstanding debt was approximately $1.5 billion, and no outstanding debt was trading above 101% of the outstanding principal amount. If the XM Radio debt is trading above 101% at the time of any required repurchase offer, a large majority of holders would be unlikely to sell their notes in the repurchase offer.
The combined company’s indebtedness following the completion of the merger will be substantial. This indebtedness could adversely affect the combined company in many ways, including by reducing funds available for other business purposes.
The pro forma indebtedness of the combined company as of December 31, 2007, after giving effect to the merger, would have been approximately $2.8 billion. This indebtedness could reduce funds available for investment in research and development and capital expenditures or create competitive disadvantages compared to competitors with lower debt levels. In addition, existing covenants in our debt instruments and XM Radio’s debt instruments woud limit the transfer of cash between the two companies after a combination and require that inter-company dealings be effected on an arm’s-length basis, which may affect the timing or amount of synergies realized from the integration of the two companies.
The ability to complete the merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the merger.
          In deciding whether to grant regulatory approvals, the relevant governmental entities will consider the effect of the merger on competition and whether the merger is in the public interest. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business.

          The merger agreement requires us to accept significant conditions from regulatory bodies before we may refuse to close the merger on the basis of those regulatory conditions. We cannot provide any assurance that either company will obtain the necessary approvals or that any other conditions, terms, obligations or restrictions will not have a material adverse effect on the combined company following the merger. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.
Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.
          In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that we expect to achieve if we successfully complete the merger within the expected timeframe and integrate our business with XM Radio’s business.
The anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
          The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, we have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.
          Additionally, as a condition to their approval of the merger, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If we agree to these requirements, limitations, costs, divestitures or restrictions, our ability to realize the anticipated benefits of the merger may be impaired.
The issuance of shares of our common stock to XM Radio stockholders in the merger will substantially reduce the percentage interests of our stockholders.
          If the merger is completed, we will issue up to approximately 1.7 billion shares of our common stock in the merger. Based on the number of shares of our common stock and XM Radio common stock outstanding on December 31, 2007, XM Radio stockholders before the merger will own, in the aggregate, approximately 50% of the shares of common stock outstanding immediately after the merger. The issuance of shares of our common stock to XM Radio stockholders in the merger and to holders of assumed options and restricted stock units to acquire shares of XM Radio common stock and warrants will cause a significant reduction in the relative percentage interest of our current stockholders in earnings, voting, liquidation value and book and market value.
Failure to complete the merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.
          Completion of the merger is conditioned upon, among other things, the receipt of approval, including from the Federal Communications Commission and the Department of Justice. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the merger. Failure to complete the pending merger would prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal and accounting fees, whether or not the merger is completed. In addition, the current market price of our common stock may reflect a market assumption as to whether the merger will occur. Consequently, the completion of, or a failure to complete, the merger could result in a significant change in the market price of our common stock.
Resales of shares of our common stock following the merger and additional obligations to issue shares of our common stock may cause the market price of our common stock to fall.
          As of December 31, 2007, we had approximately 1.47 billion shares of common stock outstanding and approximately 165 million shares of common stock subject to outstanding options and other rights to purchase or acquire shares. We currently expect that we may issue up to 1.7 billion shares of our common stock in connection with the merger. The issuance of these new shares of our common stock and the sale of additional shares of our common stock that may become eligible for sale in the public market from time to time upon exercise of options (including a substantial number of our options that will replace existing XM Radio options) could have the effect of depressing the market price for shares of our common stock.

The trading price of shares of our common stock after the merger may be affected by factors different from those affecting the price of shares of XM Radio common stock or shares of our common stock before the merger.
          If we complete the merger, holders of XM Radio common stock will become holders of our common stock. The results of our operations, as well as the trading price of our common stock, after the merger may be affected by factors different from those currently affecting our results of operations, XM Radio’s results of operations and the trading price of XM Radio common stock.
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
          We have retained an engineering compliance officer to report to our Senior Vice President of Internal Audit, who reports to our Audit Committee.
          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.
          Copyright Royalty Board Proceeding. In December 2007, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit.
          The revenue subject to the royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenues from channels, other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from channels, programming and products or other services for which the sound recording performances are exempt from any license requirement or directly licensed; revenue from equipment sales; revenue from current and future data services (including video services); intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense.

          U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking between $75 million and $110 million in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action. A hearing in this arbitration is scheduled to commence in March 2008.
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

Item 4. Submission of Matters to a Vote of Security Holders
          On November 13, 2007, at a special meeting of stockholders, our stockholders voted to approve the three proposals described below relating to our pending merger with XM Radio:

	For	Against	Abstain
An amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 4,500,000,000	737,519,923	26,975,203	4,257,161

The issuance of our common stock, par value $0.001 per share, and our Series A convertible preferred stock, par value $0.001 per share, a new series of our preferred stock, pursuant to the Merger Agreement, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc., as the same may be amended from time to time	747,910,147	17,229,345	3,612,795

Any motion to adjourn or postpone the special meeting to a later date or dates, if necessary, to solicit additional proxies if there are insufficient votes at the time of the special meeting	737,013,648	26,186,874	5,551,765
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low
Year ended December 31, 2006
First Quarter	$6.82	$4.36
Second Quarter	5.57	3.60
Third Quarter	4.77	3.62
Fourth Quarter	4.37	3.50
Year ended December 31, 2007
First Quarter	$4.26	$3.18
Second Quarter	3.25	2.66
Third Quarter	3.59	2.71
Fourth Quarter	3.94	2.76
          On February 27, 2008, the closing sales price of our common stock on the Nasdaq Global Select Market was $2.94 per share. On February 27, 2008, there were approximately 850,000 beneficial holders of our common stock. We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.
Item 6. Selected Financial Data
          Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, and with respect to the consolidated balance sheets at December 31, 2007 and 2006, are derived from our consolidated financial statements audited by Ernst & Young LLP, independent registered public accounting firm, included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2004 and 2003, and with respect to the consolidated balance sheets at December 31, 2005, 2004 and 2003 are derived from our consolidated financial statements audited by Ernst & Young LLP, which are not included in this Annual Report. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		For the Years Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$922,066	$637,235	$242,245	$66,854	$12,872
Loss from operations	(513,090)	(1,067,724)	(829,140)	(678,304)	(437,530)
Net loss (1)	(565,252)	(1,104,867)	(862,997)	(712,162)	(226,215)
Net loss applicable to common stockholders (1)	(565,252)	(1,104,867)	(862,997)	(712,162)	(314,423)
Net loss per share applicable to common stockholders (basic and diluted)	$(0.39)	$(0.79)	$(0.65)	$(0.57)	$(0.38)
Weighted average common shares outstanding (basic and diluted)	1,462,967	1,402,619	1,325,739	1,238,585	827,186

Balance Sheet Data:
Cash and cash equivalents	$438,820	$393,421	$762,007	$753,891	$520,979
Marketable securities	469	15,500	117,250	5,277	28,904
Restricted investments	53,000	77,850	107,615	97,321	8,747
Total assets	1,694,149	1,658,528	2,085,362	1,957,613	1,617,317
Long-term debt, net of current portion	1,278,617	1,068,249	1,084,437	656,274	194,803
Accumulated deficit	(4,398,972)	(3,833,720)	(2,728,853)	(1,865,856)	(1,153,694)
Stockholders’ (deficit) equity (2)	(792,737)	(389,071)	324,968	1,000,633	1,325,194

(1)	Net loss and net loss applicable to common stockholders for the year ended December 31, 2003 included other income of $256,538 related to our debt restructuring.

(2)	No cash dividends were declared or paid in any of the periods presented.
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
          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold through our website and by automakers, consumer electronics retailers, and mobile audio dealers. Subscribers can also receive our music channels and certain other channels over the Internet.
          Our music channels are available to DISH satellite television subscribers and certain of our music channels are offered to Sprint subscribers over multi-media handsets. We also offer video, traffic and weather data services for a separate fee. Subscribers to DISH satellite television, Sprint and our video, traffic and weather data services are not included in our subscriber count.

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
          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Costco; Crutchfield; Target; Wal-Mart; and on an exclusive basis through RadioShack. On December 31, 2007, SIRIUS radios were available at more than 20,000 retail locations. We have exclusive agreements with Chrysler, Mercedes-Benz, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Toyota and Scion to offer SIRIUS radios as dealer installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory and dealer-installed equipment. As of December 31, 2007, SIRIUS radios were available as a factory-installed option in 116 vehicle models and as a dealer-installed option in 37 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.
          As of December 31, 2007, we had 8,321,785 subscribers compared with 6,024,555 subscribers as of December 31, 2006. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.
          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on select non-music channels and the direct sale of SIRIUS radios and accessories. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, the strength of the SIRIUS brand, and on the quality and entertainment value of our programming.
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
          Revenue Recognition. Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of rebates.
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
          Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future.

          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of rebates that are paid to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For certain instant rebate promotions, we have recorded the consideration paid by us to the consumer as a reduction to revenue in the period the customer participated in the promotion.
          In September 2006, the FASB issued EITF No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We have adopted EITF No. 06-01 for the year ended December 31, 2007. The adoption of EITF No. 06-01 did not have a material impact on our consolidated results of operations or financial position.
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
          Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.
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
          Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method. Our 2005 consolidated results of operations and financial position were not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period. SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates.
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
          Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the year ended December 31, 2005, we used historical volatility of our stock over a period equal to the expected life of stock-based awards to estimate fair value. We estimated the fair value of awards granted during the years ended December 31, 2007 and 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain SIRIUS radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS radios; price protection paid to distributors; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS radios and revenue share payments to automakers and retailers of SIRIUS radios. Subscriber acquisition costs also do not include amounts capitalized in connection with our agreement with Hertz, as we retain ownership of certain SIRIUS radios used by Hertz.
          Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed generally upon activation or sale of the SIRIUS radio. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as subscriber acquisition costs when the chip sets are shipped to radio manufacturers.
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
          Useful Life of Satellite System. Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our three in-orbit satellites were originally 15 years from the date they were placed into orbit. In June 2006, we adjusted the useful lives of two of our in-orbit satellites to 13 years to reflect the way we intend to operate the constellation. We continue to expect our spare satellite to operate effectively for 15 years from the date of launch.
          Our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly.
          FCC License. In 1997, the FCC granted us a license to operate a commercial satellite radio service in the United States. While our FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat our FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.
          We test our FCC license for impairment at least annually or more frequently if indicators of impairment exist. We used the Greenfield Method utilizing a discounted cash flow model to evaluate the fair value of our FCC license. The key assumptions in building the model included projected revenues and estimated start up costs, which were based primarily on historical operations. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset.

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
          Results of Operations
          Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber per month; average monthly revenue per subscriber, or ARPU; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, and as a means to evaluate period-to-period comparisons. Refer to the footnotes following our discussion of results of operations for the definitions and usefulness of such non-GAAP financial measures.
Subscribers and Key Operating Metrics:
          The following table contains a breakdown of our subscribers for the past three years:

	For the Years Ended December 31,
	2007	2006	2005
Beginning subscribers	6,024,555	3,316,560	1,143,258
Net additions	2,297,230	2,707,995	2,173,302

Ending subscribers	8,321,785	6,024,555	3,316,560

Retail	4,640,709	4,041,826	2,465,363
OEM	3,665,632	1,959,009	823,693
Hertz	15,444	23,720	27,504

Ending subscribers	8,321,785	6,024,555	3,316,560

Net additions
Retail	598,883	1,576,463	1,554,108
OEM	1,706,623	1,135,316	620,224
Hertz	(8,276)	(3,784)	(1,030)

Net additions	2,297,230	2,707,995	2,173,302

          Subscribers. We ended 2007 with 8,321,785 subscribers, an increase of 38% from the 6,024,555 subscribers as of December 31, 2006. Since December 31, 2006, we added 598,883 net subscribers from our retail channel and 1,706,623 net subscribers from our OEM channel, resulting in a 15% and 87% increase in our retail and OEM subscriber base, respectively.
          The following table presents our key operating metrics for the past three years:

	For the Years Ended December 31,
	2007	2006	2005
Gross subscriber additions	4,183,901	3,758,163	2,519,301
Deactivated subscribers	1,886,671	1,050,168	345,999
Average monthly churn (1)(6)	2.2%	1.9%	1.5%
ARPU (2)(6)	$10.46	$11.01	$10.34
SAC, as adjusted, per gross subscriber addition (3)(6)	$101	$114	$139
Customer service and billing expenses, as adjusted, per average subscriber per month (4)(6)	$1.10	$1.37	$2.29
Total revenue	$922,066	$637,235	$242,245
Free cash flow (5)(6)	$(218,624)	$(500,715)	$(333,922)
Adjusted loss from operations (7)	$(327,410)	$(513,140)	$(567,507)
Net loss	$(565,252)	$(1,104,867)	$(862,997)

          ARPU. ARPU for the year ended December 31, 2007 was $10.46 down from $11.01 for the year ended December 31, 2006. This decrease in ARPU was driven by an increase in the mix of prepaid subscriptions for vehicles that have not yet been sold to a consumer; a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues; offset by the effects of rebates.
          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.
          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $101 and $114 for the years ended December 31, 2007 and 2006, respectively. The decline was primarily driven by lower product costs, offset by a higher mix of OEM gross additions and FM transmitter costs in 2006.
          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. Competitive forces and changes in retailer promotional strategies, including a change in channel mix of gross additions from retail to OEM, may result in increases in SAC, as adjusted, per gross subscriber addition.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 20% to $1.10 for the year ended December 31, 2007 compared with $1.37 for the year ended December 31, 2006. We expect our costs per subscriber to continue to decrease on an annual basis as our subscriber base grows due to scale efficiencies in call center and other customer care and billing operations.
          Adjusted Loss from Operations. For the years ended December 31, 2007 and 2006, adjusted loss from operations was $327,410 and $513,140, respectively, a decrease of $185,730. The decrease was primarily driven by a 45% increase in total revenue of $284,831, which more than offset the 9% increase in operating expenses of $99,101.
          Net Loss. For the years ended December 31, 2007 and 2006, net loss was $565,252 and $1,104,867, respectively, a decrease of $539,615. The decrease was driven by a decrease in our stock-based compensation expense of $359,018 as well as an increase in total revenue of $284,831, offset by a $99,101 increase in our operating expenses to support the growth of our business.
          Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 and Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
          Revenue
          Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, subscriber revenue was $854,933 and $575,404, respectively, an increase of 49% or $279,529. The increase was attributable to the 38% growth of subscribers to our service.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, subscriber revenue was $575,404 and $223,615, respectively, an increase of 157% or $351,789. The increase was attributable to the growth of subscribers to our service.
          The following table contains a breakdown of our subscriber revenue:

	For the Years Ended December 31,
	2007	2006	2005
Subscription fees	$853,832	$572,386	$233,635
Activation fees	20,878	15,612	6,790
Effect of rebates	(19,777)	(12,594)	(16,810)

Total subscriber revenue	$854,933	$575,404	$223,615

          Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, churn, plan mix, subscription prices and the identification of additional revenue streams from subscribers.
          Advertising Revenue. Advertising revenue includes the sale of advertising on some of our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•	2007 vs 2006: For the years ended December 31, 2007 and 2006, net advertising revenue was $34,192 and $31,044, respectively, an increase of $3,148. The increase was primarily attributable to more attractive programming such as NASCAR.
•	2006 vs 2005: For the years ended December 31, 2006 and 2005, net advertising revenue was $31,044 and $6,131, respectively, an increase of $24,913. More attractive programming and increased advertiser interest resulted in an increase in spots sold.
          We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.
          Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our website, net of discounts and rebates.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, equipment revenue was $29,281 and $26,798, respectively, an increase of $2,483. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts and rebates.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, equipment revenue was $26,798 and $12,271, respectively, an increase of $14,527. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.
          We expect equipment revenue to increase as we continue to introduce new products and promotions and as sales through our direct to consumer distribution channel grow.
          Operating Expenses
          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, satellite and transmission expenses were $27,907 and $41,797, respectively, a decrease of $13,890. Excluding stock-based compensation expense of $2,198 and $2,568 for the years ended December 31, 2007 and 2006, respectively, satellite and transmission expenses decreased $13,520 from $39,229 to $25,709. This decrease of $13,520 was a result of sales of certain satellite parts and lower maintenance and utility expense in 2007; and 2006 included an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we no longer need. As of December 31, 2007 and 2006, we had 124 and 127 terrestrial repeaters, respectively, in operation.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, satellite and transmission expenses were $41,797 and $29,798, respectively, an increase of $11,999. Excluding stock-based compensation expense of $2,568 and $1,942 for the years ended December 31, 2006 and 2005, respectively, satellite and transmission expenses increased $11,373 from $27,856 to $39,229. This increase of $11,373 was primarily attributable to an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we no longer need. As of December 31, 2006 and 2005, we had 127 and 140 terrestrial repeaters, respectively, in operation.
          Future increases in satellite and transmission expenses will primarily be attributable to the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2008. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.
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
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, programming and content expenses were $236,059 and $520,424, respectively, a decrease of $284,365. Excluding stock-based compensation expense of $9,643 and $321,774 for the years ended December 31, 2007 and 2006, respectively, programming and content expenses increased $27,766 from $198,650 to $226,416. This increase of $27,766 was primarily attributable to talent and license fees associated with new programming agreements, including NASCAR, and compensation related costs for additions to headcount. Stock-based compensation expense decreased $312,131 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in 2006 upon the satisfaction of performance targets.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, programming and content expenses were $520,424 and $100,784, respectively, an increase of $419,640. Excluding stock-based compensation expense of $321,774 and $19,469 for the years ended December 31, 2006 and 2005, respectively, programming and content expenses increased $117,335 from $81,315 to $198,650. This increase of $117,335 was primarily attributable to talent and license fees associated with new programming; broadcast and webstreaming royalties as a result of the increase in subscribers; and compensation related costs for additions to headcount. Stock-based compensation expense increased $302,305 primarily due to $224,813 associated with 34,375,000 shares of our common stock delivered to Howard Stern and his agent in January 2006. In addition, in 2006 we recorded expense associated with common stock earned upon the satisfaction of performance targets for which shares of our common stock were delivered in the first quarter of 2007.
          Our programming and content expenses, excluding stock-based compensation expense, could increase as we continue to develop and enhance our channels. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at higher costs.
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
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, revenue share and royalties were $146,715 and $69,918, respectively, an increase of $76,797, or 110%. This increase was primarily attributable to the determination by the Copyright Royalty Board of the royalty rate under the statutory license covering the performance of sound recordings. The 2007 royalty rate of 6% of gross revenue resulted in royalty expense of approximately $48,100, of which approximately $25,900 was recorded in the fourth quarter. The growth in revenues and increase in the our OEM subscriber base also contributed to the increase in revenue share and royalties.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, revenue share and royalties were $69,918 and $32,358, respectively, an increase of $37,560, or 11.6%. This increase was primarily attributable to the growth in our revenue, increased broadcast royalties, and an increase in our OEM subscribers.
          We expect revenue share to increase as our revenues grow and we expand our distribution of SIRIUS radios through automakers. In addition, we expect broadcast and webstreaming royalties, which are variable in nature, to increase as our subscriber base grows.
          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, customer service and billing expenses were $93,817 and $76,462, respectively, an increase of $17,355. Excluding stock-based compensation expense of $708 and $812 for the years ended December 31, 2007 and 2006, respectively, customer service and billing expenses increased $17,459 from $75,650 to $93,109. This increase of $17,459 was primarily due to call center operating costs necessary to accommodate our subscriber base, transaction fees due to the addition of new subscribers, and an increase in bad debt expense. Customer service and billing expenses, excluding stock-based compensation expense, increased 23% compared with an increase in our subscribers of 38% year over year.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, customer service and billing expenses were $76,462 and $51,513, respectively, an increase of $24,949. Excluding stock-based compensation expense of $812 and $549 for the years ended December 31, 2006 and 2005, respectively, customer service and billing expenses increased $24,686 from $50,964 to $75,650. This increase of $24,686 was primarily due to call center operating costs necessary to accommodate our subscriber base and transaction fees due to the addition of new subscribers. Customer service and billing expenses, excluding stock-based compensation expense, increased 48% compared with an increase in our subscribers of 82% year over year.
          We expect our customer care and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs and transaction fees necessary to serve a larger subscriber base and bad debt expense.

          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, cost of equipment was $45,458 and $35,233, respectively, an increase of $10,225. The increase was primarily attributable to higher sales volume; offset by a decline in per unit costs.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, cost of equipment was $35,233 and $11,827, respectively, an increase of $23,406. The increase was primarily attributable to higher sales volume and per unit costs as we continued to introduce new products through our direct to consumer distribution channel.
          We expect cost of equipment to increase in the future as sales through our direct to consumer distribution channel grow.
          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, sales and marketing expenses were $173,572 and $203,682, respectively, a decrease of $30,110. Excluding stock-based compensation expense of $15,607 and $19,543 for the years ended December 31, 2007 and 2006, respectively, sales and marketing expenses decreased $26,174 from $184,139 to $157,965. This decrease of $26,174 was primarily due to lower consumer marketing and advertising and reduced cooperative marketing spend with our distributors offset by higher compensation related costs. Sales and marketing expenses, excluding stock-based compensation expense, decreased 14% compared with a 46% increase in total revenue from $637,235 for the year ended December 31, 2006 to $922,066 for the year ended December 31, 2007.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, sales and marketing expenses were $203,682 and $197,675, respectively, an increase of $6,007. Excluding stock-based compensation expense of $19,543 and $42,149 for the years ended December 31, 2006 and 2005, respectively, sales and marketing expenses increased $28,613 from $155,526 to $184,139. This increase of $28,613 was primarily due to increased cooperative marketing and advertising costs and compensation related costs. This 18% increase in sales and marketing expenses, excluding stock-based compensation expense, compared with a 163% increase in total revenue from $242,245 for the year ended December 31, 2005 to $637,235 for the year ended December 31, 2006. Stock-based compensation expense decreased $22,606 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.
          We expect sales and marketing expenses, excluding stock-based compensation expense, to increase as we expand our subscriber retention efforts and continue to build brand awareness through national advertising and promotional activities.
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
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, subscriber acquisition costs were $407,642 and $451,614, respectively, a decrease of 10% or $43,972. Excluding stock-based compensation expense of $2,843 and $31,898 for the years ended December 31, 2007 and 2006, respectively, subscriber acquisition costs decreased $14,917, from $419,716 to $404,799. This decrease was primarily attributable to lower chipset subsidies and commission costs offset by higher OEM hardware subsidies. Stock-based compensation expense decreased $29,055 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, subscriber acquisition costs were $451,614 and $399,350, respectively, an increase of 13% or $52,264. Excluding stock-based compensation expense of $31,898 and $49,709 for the years ended December 31, 2006 and 2005, respectively, subscriber acquisition costs increased 20%, or $70,075, from $349,641 to $419,716. This increase was primarily attributable to increased OEM hardware subsidies due to higher production volume and costs related to FM transmitter compliance with FCC rules, offset by decreased aftermarket hardware subsidies as we continued to reduce manufacturing and chip set costs. Stock-based compensation expense decreased $17,811 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.
          We expect total subscriber acquisition costs, excluding stock-based compensation expense, to be consistent with 2007 in 2008 as increases in our gross subscriber additions are offset by continuing declines in the costs of subsidized components of SIRIUS radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
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
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, general and administrative expenses were $155,863 and $129,953, respectively, an increase of $25,910. Excluding stock-based compensation expense of $44,317 and $49,928 for the years ended December 31, 2007 and 2006, respectively, general and administrative expenses increased $31,521 from $80,025 to $111,546. This increase of $31,521 was primarily a result of legal fees associated with increased litigation, including the CRB proceeding, and employment-related costs to support the growth of our business.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, general and administrative expenses were $129,953 and $83,244, respectively, an increase of $46,709. Excluding stock-based compensation expense of $49,928 and $27,724 for the years ended December 31, 2006 and 2005, respectively, general and administrative expenses increased $24,505 from $55,520 to $80,025. This increase of $24,505 was primarily a result of legal fees and employment-related costs. Stock-based compensation expense increased $22,204 primarily as a result of the adoption of SFAS No. 123R, offset by a decrease in expense for restricted stock units that vested in the first quarter of 2006.
          We expect our general and administrative expenses, excluding stock-based compensation expense, to increase in future periods as a result of higher personnel, information technology, and facilities costs to support the growth of our business
          Future expense associated with stock-based compensation is contingent upon a variety of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.
          Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, engineering, design and development expenses were $41,343 and $70,127, respectively, a decrease of $28,784. Excluding stock-based compensation expense of $3,584 and $11,395 for the years ended December 31, 2007 and 2006, respectively, engineering, design and development expenses decreased $20,973 from $58,732 to $37,759. This decrease of $20,973 was primarily attributable to reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models offset by higher employment related costs. Stock-based compensation expense decreased $7,811 primarily due to third parties achieving certain production milestones.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, engineering, design and development expenses were $70,127 and $66,281, respectively, an increase of $3,846. Excluding stock-based compensation expense of $11,395 and $21,536 for the years ended December 31, 2006 and 2005, respectively, engineering, design and development expenses increased $13,987 from $44,745 to $58,732. This increase of $13,987 was primarily attributable to OEM tooling and manufacturing upgrades and receiver integration for factory installations of SIRIUS radios, development costs associated with the manufacturing of SIRIUS radios and additional personnel-related costs to support research and development efforts. Stock-based compensation expense decreased $10,141 primarily due to third parties achieving certain production milestones.

          We expect engineering, design and development expenses, excluding stock-based compensation expense, to remain relatively constant.
          Other Income (Expense)
          Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, interest and investment income was $20,570 and $33,320, respectively, a decrease of $12,750. The decrease was primarily attributable to a lower annual average cash balance in 2007 than 2006 and higher interest rates in 2006 as a result of our investments in auction rate securities.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, interest and investment income was $33,320 and $26,878, respectively, an increase of $6,442. The increase was attributable to a combination of higher overall interest rates and our decision to invest in financial instruments bearing higher interest rates.
          Interest Expense. Interest expense includes interest on outstanding debt, offset by interest capitalized in connection with the construction of our fifth and sixth satellites and a launch vehicle.
•	2007 vs 2006: For the years ended December 31, 2007 and 2006, interest expense was $70,328 and $64,032, respectively, an increase of $6,296. The increase was primarily the result of the interest expense associated with our new term loan, offset by interest capitalized in 2007 associated with satellite construction and a related launch vehicle.

•	2006 vs 2005: For the years ended December 31, 2006 and 2005, interest expense was $64,032 and $45,361, respectively, an increase of $18,671. The increase was primarily the result of a full year of interest expense for our 9 5/8% Senior Notes due 2013 issued in August 2005, offset by a decrease in interest expense both as a result of the 2005 redemption of our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009 and $4,205 of interest capitalized for the construction and launch of our fifth satellite.
          Loss from Redemption of Debt. For the year ended December 31, 2005, a loss from redemption of debt of $6,214 was recognized in connection with the redemption of our 15% Senior Secured Discount Notes due 2007 and our 14 1/2% Senior Secured Notes due 2009, including a redemption premium of $5,502 and the write-off of unamortized debt issuance costs of $712.
          Equity in Net Loss of Affiliate. Equity in net loss of affiliate includes our share of SIRIUS Canada’s net loss. We recorded $0 and $4,445 for the years ended December 31, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss. We recorded $4,445 and $6,938 for the years ended December 31, 2006 and 2005, respectively, for our share of SIRIUS Canada’s net loss.
          As of December 31, 2007, our investment in SIRIUS Canada was $0 as we have fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to provide additional funding.
          Income Taxes
          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.
•	2007 vs 2006: We recorded income tax expense of $2,435 and $2,065 for the years ended December 31, 2007 and 2006, respectively.

•	2006 vs 2005: We recorded income tax expense of $2,065 and $2,311 for the years ended December 31, 2006 and 2005, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Subscriber revenue	$854,933	$575,404	$223,615
Net advertising revenue	34,192	31,044	6,131

Total subscriber and net advertising revenue	$889,125	$606,448	$229,746

Daily weighted average number of subscribers	7,082,927	4,591,693	1,851,149
ARPU	$10.46	$11.01	$10.34

(3)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Subscriber acquisition cost	$407,642	$451,614	$399,350
Less: stock-based compensation	(2,843)	(31,898)	(49,709)
Add: margin from direct sale of SIRIUS radios and accessories	16,177	8,435	(444)

SAC, as adjusted	$420,976	$428,151	$349,197

Gross subscriber additions	4,183,901	3,758,163	2,519,301
SAC, as adjusted, per gross subscriber addition	$101	$114	$139

(4)	Customer service and billing expenses, as adjusted, per average subscriber per month is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber per month is calculated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Customer service and billing expenses	$93,817	$76,462	$51,513
Less: stock-based compensation	(708)	(812)	(549)

Customer service and billing expenses, as adjusted	$93,109	$75,650	$50,964

Daily weighted average number of subscribers	7,082,927	4,591,693	1,851,149
Customer service and billing expenses, as adjusted, per average subscriber per month	$1.10	$1.37	$2.29

(5)	Free cash flow is derived from cash flow used in operating activities, capital expenditures, merger related costs and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Net cash used in operating activities	$(148,766)	$(421,702)	$(269,994)
Additions to property and equipment	(65,264)	(92,674)	(49,888)
Merger related costs	(29,444)	—	—
Restricted and other investment activity	24,850	13,661	(14,040)

Free cash flow	$(218,624)	$(500,715)	$(333,922)

(6)	Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber per month; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

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

(7)	We refer to net loss before taxes; other income (expense)—including interest and investment income, interest expense, loss from redemption of debt and equity in net loss of affiliate; depreciation; impairment charges; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period to period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

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

Adjusted loss from operations is calculated as follows:

	For the Years Ended December 31,
	2007	2006	2005
Net loss	$(565,252)	$(1,104,867)	$(862,997)
Impairment	—	10,917	—
Depreciation	106,780	105,749	98,555
Stock-based compensation	78,900	437,918	163,078
Other expense	49,727	35,078	31,546
Income tax expense	2,435	2,065	2,311

Adjusted loss from operations	$(327,410)	$(513,140)	$(567,507)

Liquidity and Capital Resources
Cash Flows for the Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 and for the Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
          As of December 31, 2007 and 2006, we had $438,820 and $393,421, respectively, in cash and cash equivalents.

	For the Years Ended December 31,			Variances
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Net cash used in operating activities	$(148,766)	$(421,702)	$(269,994)	$272,936	$(151,708)
Net cash (used in) provided by investing activities	(54,186)	27,329	(175,821)	(81,515)	203,150
Net cash provided by financing activities	248,351	25,787	453,931	222,564	(428,144)

Net increase (decrease) in cash and cash equivalents	45,399	(368,586)	8,116	413,985	(376,702)
Cash and cash equivalents at beginning of period	393,421	762,007	753,891	(368,586)	8,116

Cash and cash equivalents at end of period	$438,820	$393,421	$762,007	$45,399	$(368,586)

          Net Cash Used in Operating Activities.
•	2007 vs 2006: Net cash used in operating activities decreased $272,936 to $148,766 for the year ended December 31, 2007 from $421,702 for the year ended December 31, 2006. Such decrease in the net outflows of cash was attributable to the improvement in adjusted net loss of $185,730; higher purchase of inventory in 2006 and timing of programming and distribution arrangements in 2006.

•	2006 vs 2005: Net cash used in operating activities increased $151,708 to $421,702 for the year ended December 31, 2006 from $269,994 for the year ended December 31, 2005. Such increase in the net outflows of cash was attributable to payments for increased operating expenses to support the growth of our subscriber base from 3,316,560 subscribers at December 31, 2005 to 6,024,555 subscribers at December 31, 2006; higher purchases of inventory to support production of SIRIUS radios and higher sales volumes through our direct to consumer distribution channel; and prepayments for new programming and distribution arrangements entered into in 2006; offset by an increase in cash collected for subscribers electing annual and other prepaid subscription programs compared with the prior year.
          Net Cash (Used in) Provided by Investing Activities.
•	2007 vs 2006: Net cash used in investing activities was $54,186 for the year ended December 31, 2007 compared with net cash provided by investing activities of $27,329 for the year ended December 31, 2006. The $81,515 decrease in cash provided was primarily a result of sales of auction rate securities in 2006; $29,444 of merger related costs incurred in 2007; offset by a decrease in capital expenditures in 2007 of $27,410 associated with our satellite construction and launch vehicle.

•	2006 vs 2005: Net cash provided by investing activities was $27,329 for the year ended December 31, 2006 compared with net cash used in investing activities of $175,821 for the year ended December 31, 2005. The $203,150 increase was primarily a result of sales of auction rate securities in 2006, offset by an increase in capital expenditures from $49,888 for the year ended December 31, 2005 to $92,674 for the year ended December 31, 2006 primarily as a result of costs associated with our satellite construction and launch vehicle.
          We will incur significant capital expenditures to construct and launch our fifth and sixth satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations.
          Net Cash Provided by Financing Activities
•	2007 vs 2006: Net cash provided by financing activities increased $222,564 to $248,351 for the year ended December 31, 2007 from $25,787 for the year ended December 31, 2006. The increase was a result of additional proceeds, net of related costs and principal repayments, from the new term loan entered into in June 2007.

•	2006 vs 2005: Net cash provided by financing activities decreased $428,144 to $25,787 for the year ended December 31, 2006 from $453,931 for the year ended December 31, 2005. The decrease was primarily a result of the offering of $500,000 in aggregate principal amount of our 9 5/8% Senior Notes due 2013 in August 2005 resulting in net proceeds to us of $493,005.
Financings and Capital Requirements
We have historically financed our operations through the sale of debt and equity securities.

Future Liquidity and Capital Resource Requirements
          In 2004, we issued $300 million in aggregate principal amount of our 2 1/2% Convertible Notes due 2009. These notes are convertible, at the option of the holders, into shares of our common stock at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock. These notes mature in February 2009. If our common stock does not trade above $4.41 per share prior to the maturity of theses notes it is not likely that the holders will convert them prior to maturity, and we will have to refinance these notes when they mature in February 2009.
          Based upon our current plans, we believe that our cash, cash equivalents and marketable securities will be sufficient to cover our estimated funding needs through cash flow breakeven, the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, merger related costs, working capital requirements, interest payments and taxes. Our first quarter of positive free cash flow was reached in the fourth quarter of 2006, and we achieved positive free cash flow for the second half of 2007. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.
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
          In June 2007, we amended and restated our Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to our new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.
          In June 2007, we also entered into a Term Credit Agreement with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012. The loan is guaranteed by our wholly owned subsidiaries, Satellite CD Radio, Inc. and Sirius Asset Management Company LLC (the “Guarantors”). The Term Credit Agreement is secured by a lien on substantially all of our and the Guarantors’ assets, including our satellites and the shares of the Guarantors. The Term Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Term Credit Agreement are substantially similar to those contained in the indenture governing our 9 5/8% Senior Notes due 2013.
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
          As of December 31, 2007, approximately 83,223,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of December 31, 2007, approximately 58,810,000 shares of our common stock were available for grant under the 2003 Plan. During the year ended December 31, 2007, employees exercised 2,859,232 stock options at exercise prices ranging from $2.79 to $4.16 per share, resulting in proceeds to us of $3,532. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.
Contractual Cash Commitments
          We have entered into various contracts that contain significant cash obligations. These cash obligations could vary in future periods if we change our business plan or strategy, which could include significant additions to our programming, infrastructure or distribution. The following table summarizes our expected contractual cash commitments as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Debt obligations	$35,801	$304,242	$2,500	$232,500	$239,375	$500,000	$1,314,418
Cash interest payments	82,331	77,871	73,435	72,963	58,526	49,195	414,321
Lease obligations	12,261	12,577	12,189	11,401	11,302	22,133	81,863
Satellite and transmission	159,824	64,312	28,776	7,459	7,678	41,048	309,097
Programming and content	150,224	168,197	160,395	42,072	19,423	9,667	549,978
Marketing and distribution	69,770	22,903	26,153	18,173	5,500	—	142,499
Chip set development and production	3,681	—	—	—	—	—	3,681
Other	12,629	650	2	—	—	—	13,281

Total contractual cash commitments	$526,521	$650,752	$303,450	$384,568	$341,804	$622,043	$2,829,138

          Debt Obligations. Debt obligations include principal payments on our outstanding debt. The amounts presented assume that the debt will not be converted to common stock since conversion is outside of our control.
          Cash Interest Payments. Cash interest payments include interest due on our outstanding debt through maturity.
          Lease Obligations. We have entered into operating leases related to our studios, office space, terrestrial repeaters and equipment.
          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with Space Systems/Loral to design and construct our fifth and sixth satellites. Construction of the fifth satellite is expected to be completed in the second quarter of 2009. We plan to launch our fifth satellite on a Proton rocket under a contract we executed in 2006 with International Launch Services. We expect to launch our sixth satellite in the fourth quarter of 2010. In January 2008, we entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. We plan to use one of these rockets to launch our sixth satellite. This agreement provides us the flexibility to defer launch dates if we choose. We also have the ability to cancel the second of these launches upon payment of a cancellation fee.
          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees.
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
          Other. We have entered into various agreements with third parties for general operating purposes and to provide billing and subscriber management services. Amounts associated with these agreements are included in the commitments table.
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
     We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2007 and 2006, $53,000 and $77,850, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.
     As of December 31, 2007, we have not entered into any off-balance sheet arrangements or transactions.
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
     In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measure the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expenses as incurred. SFAS No. 141R rescinds EITF 93-07, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” Under EITF 93-07, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
     In November 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interest in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective beginning January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated results of operations and financial position.
     In June 2007, the FASB issued EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-03 is effective for the first annual or interim reporting period beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 07-03 will have on our consolidated results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosure About Market Risks
     As of December 31, 2007, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of United States government notes and certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
     Our debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Item 8. Financial Statements and Supplementary Data
     See Index to Consolidated Financial Statements contained in Item 15 herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Controls and Procedures
     As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2007.
     Ernst & Young, LLP, our independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, a copy of which is included in this Annual Report on Form 10-K.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report.
Item 11. Executive Compensation
     The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is included in our definitive proxy statement for our 2008 annual meeting of stockholders scheduled to be held on Tuesday, May 20, 2008, and is incorporated herein by reference.
     We have scheduled our 2008 annual meeting of stockholders for Tuesday, May 20, 2008. In the event that our pending merger with XM Radio is not consummated in the coming weeks, we may decide to reschedule our annual meeting of stockholders to later this year to allow stockholders to vote on our new board of directors. In the event we reschedule our annual meeting, we will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10, 11, 12, 13 and 14 of Part III of this report.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2008.

Sirius Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph P. Clayton (Joseph P. Clayton)	Chairman of the Board of Directors and Director	February 28, 2008
/s/ Mel Karmazin (Mel Karmazin)	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ David J. Frear (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008
/s/ Adrienne E. Calderone (Adrienne E. Calderone)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2008
/s/ Leon D. Black (Leon D. Black)	Director	February 28, 2008
/s/ Lawrence F. Gilberti (Lawrence F. Gilberti)	Director	February 28, 2008
/s/ James P. Holden (James P. Holden)	Director	February 28, 2008
/s/ Warren N. Lieberfarb (Warren N. Lieberfarb)	Director	February 28, 2008
/s/ Michael J. McGuiness (Michael J. McGuiness)	Director	February 28, 2008
/s/ James F. Mooney (James F. Mooney)	Director	February 28, 2008

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sirius Satellite Radio Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of Sirius Satellite Radio Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirius Satellite Radio Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Notes 2 and 11 to the consolidated financial statements, Sirius Satellite Radio Inc. adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius Satellite Radio Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/  Ernst & Young, LLP
New York, NY
February 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sirius Satellite Radio Inc.:
      We have audited Sirius Satellite Radio Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sirius Satellite Radio Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      In our opinion, Sirius Satellite Radio Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius Satellite Radio Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Sirius Satellite Radio Inc. and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/  Ernst & Young, LLP
New York, NY
February 29, 2008

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amount)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Subscriber revenue, including effects of rebates	$854,933	$575,404	$223,615
Advertising revenue, net of agency fees	34,192	31,044	6,131
Equipment revenue, net of discounts and rebates	29,281	26,798	12,271
Other revenue	3,660	3,989	228

Total revenue	922,066	637,235	242,245
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	27,907	41,797	29,798
Programming and content	236,059	520,424	100,784
Revenue share and royalties	146,715	69,918	32,358
Customer service and billing	93,817	76,462	51,513
Cost of equipment	45,458	35,233	11,827
Sales and marketing	173,572	203,682	197,675
Subscriber acquisition costs	407,642	451,614	399,350
General and administrative	155,863	129,953	83,244
Engineering, design and development	41,343	70,127	66,281
Depreciation	106,780	105,749	98,555

Total operating expenses	1,435,156	1,704,959	1,071,385

Loss from operations	(513,090)	(1,067,724)	(829,140)
Other expense:
Interest and investment income	20,570	33,320	26,878
Interest expense, net of amounts capitalized	(70,328)	(64,032)	(45,361)
Loss from redemption of debt	—	—	(6,214)
Equity in net loss of affiliate	—	(4,445)	(6,938)
Other income	31	79	89

Total other expense	(49,727)	(35,078)	(31,546)

Loss before income taxes	(562,817)	(1,102,802)	(860,686)
Income tax expense	(2,435)	(2,065)	(2,311)

Net loss	$(565,252)	$(1,104,867)	$(862,997)

Net loss per share (basic and diluted)	$(0.39)	$(0.79)	$(0.65)

Weighted average common shares outstanding (basic and diluted)	1,462,967	1,402,619	1,325,739

(1)	Amounts related to stock-based compensation included in operating expenses were as follows:

Satellite and transmission	$2,198	$2,568	$1,942
Programming and content	9,643	321,774	19,469
Customer service and billing	708	812	549
Sales and marketing	15,607	19,543	42,149
Subscriber acquisition costs	2,843	31,898	49,709
General and administrative	44,317	49,928	27,724
Engineering, design and development	3,584	11,395	21,536

Total stock-based compensation	$78,900	$437,918	$163,078

See Notes to Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$438,820	$393,421
Marketable securities	469	15,500
Accounts receivable, net of allowance for doubtful accounts of $4,608 and $5,011 at December 31, 2007 and December 31, 2006, respectively	44,068	24,189
Receivables from distributors	60,004	46,825
Inventory, net	29,537	34,502
Prepaid expenses	31,392	52,588
Restricted investments	35,000	25,000
Other current assets	39,567	25,241

Total current assets	678,857	617,266
Property and equipment, net	806,263	810,389
FCC license	83,654	83,654
Restricted investments, net of current portion	18,000	52,850
Deferred financing fees	13,864	13,166
Other long-term assets	93,511	81,203

Total assets	$1,694,149	$1,658,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$464,943	$437,913
Accrued interest	24,772	24,782
Deferred revenue	548,330	412,370
Current maturities of long-term debt	35,801	—

Total current liabilities	1,073,846	875,065
Long-term debt	1,278,617	1,068,249
Deferred revenue, net of current portion	110,525	76,580
Other long-term liabilities	23,898	27,705

Total liabilities	2,486,886	2,047,599

Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,471,143,570 and 1,434,635,501 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	1,471	1,435
Additional paid-in capital	3,604,764	3,443,214
Accumulated deficit	(4,398,972)	(3,833,720)

Total stockholders’ (deficit) equity	(792,737)	(389,071)

Total liabilities and stockholders’ equity	$1,694,149	$1,658,528

See Notes to Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In Thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Total
Balances, December 31, 2004	1,276,922,634	$1,277	$2,916,199	$(50,963)	$(24)	$(1,865,856)	$1,000,633
Net loss	—	—	—	—	—	(862,997)	(862,997)
Change in unrealized gain on available-for-sale securities	—	—	—	—	24	—	24

Total comprehensive income							(862,973)

Issuance of common stock to employees and employee benefit plans	2,773,776	3	3,366	—	—	—	3,369
Issuance of common stock to third parties	38,580	—	480	—	—	—	480
Compensation in connection with the issuance of stock-based awards	—	—	109,112	—	—	—	109,112
Issuance of stock-based awards	—	—	18,300	(18,300)	—	—	—
Cancellation of stock-based awards	—	—	(1,333)	1,333	—	—	—
Amortization of deferred compensation	—	—	—	41,236	—	—	41,236
Exercise of options, $5.00 to $7.98 per share	14,460,738	14	18,803	—	—	—	18,817
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	10,548,545	11	14,283	—	—	—	14,294
Exercise of warrants, $0.92 and $2.39 per share	41,482,578	41	(41)	—	—	—	—

Balances, December 31, 2005	1,346,226,851	$1,346	$3,079,169	$(26,694)	$—	$(2,728,853)	$324,968

Net loss	—	—	—	—	—	(1,104,867)	(1,104,867)
Issuance of common stock to employees and employee benefit plans	20063,322	20	22,253	—	—	—	22,273
Issuance of common stock to third parties	34,467,869	35	224,917	—	—	—	224,952
Compensation in connection with the issuance of stock-based awards	—	—	100,923	—	—	—	100,923
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R	—	—	(26,694)	26,694	—	—	—
Exercise of options, $3.52 to $6.81 per share	19,284,495	19	26,660	—	—	—	26,679
Exercise of warrants, $2.39 per share	2,862,533	3	(3)	—	—	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	11,730,431	12	15,989	—	—	—	16,001

Balances, December 31, 2006	1,434,635,501	$1,435	$3,443,214	$—	$—	$(3,833,720)	$(389,071)

See Notes to Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY — (Continued)
(In Thousands, except share and per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Net loss	—	$—	$—	$(565,252)	$(565,252)
Issuance of common stock to employees and employee benefit plans	4,279,097	4	19,242	—	19,246
Issuance of common stock to third parties	22,058,824	22	82,919	—	82,941
Compensation in connection with the issuance of stock-based awards	—	—	52,683	—	52,683
Exercise of options, $2.79 to $4.16 per share	2,859,232	3	3,529	—	3,532
Exercise of warrants, $1.04 to $2.39 per share	4,988,726	5	(5)	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	2,321,737	2	3,180	—	3,182
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	453	—	2	—	2

Balances, December 31, 2007	1,471,143,570	$1,471	$3,604,764	$(4,398,972)	$(792,737)

See Notes to Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(565,252)	$(1,104,867)	$(862,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106,780	105,749	98,555
Non-cash interest expense	4,269	3,107	3,169
Provision for doubtful accounts	9,002	9,370	4,311
Non-cash equity in loss of affiliate	—	4,445	6,938
Non-cash loss from redemption of debt	—	—	712
(Gain)/Loss on disposal of assets	(428)	1,661	1,028
Impairment loss	—	10,917	—
Stock-based compensation	78,900	437,918	163,078
Deferred income taxes	2,435	2,065	2,311
Changes in operating assets and liabilities:
Marketable securities	—	—	16
Accounts receivable	(28,881)	(1,871)	(28,440)
Inventory	4,965	(20,246)	(6,329)
Receivables from distributors	(13,179)	(20,312)	(17,265)
Prepaid expenses and other current assets	11,459	(42,367)	(11,864)
Other long-term assets	12,109	(19,331)	6,476
Accounts payable and accrued expenses	66,169	26,366	145,052
Accrued interest	(8,920)	1,239	17,813
Deferred revenue	169,905	181,003	210,947
Other long-term liabilities	1,901	3,452	(3,505)

Net cash used in operating activities	(148,766)	(421,702)	(269,994)

Cash flows from investing activities:
Additions to property and equipment	(65,264)	(92,674)	(49,888)
Sales of property and equipment	641	127	72
Merger related costs	(29,444)	—	—
Purchases of restricted and other investments	(310)	(12,339)	(25,037)
Release of restricted investments	25,160	26,000	10,997
Purchases of available-for-sale securities	—	(123,500)	(148,900)
Sales of available-for-sale securities	15,031	229,715	36,935

Net cash (used in)/provided by investing activities	(54,186)	27,329	(175,821)

Cash flows from financing activities:
Redemption of debt	—	—	(57,609)
Long-term borrowings, net of related costs	244,879	—	493,005
Repayment of long-term borrowings	(625)	—	—
Proceeds from exercise of stock options	4,097	25,787	18,543
Other	—	—	(8)

Net cash provided by financing activities	248,351	25,787	453,931

Net increase/(decrease) in cash and cash equivalents	45,399	(368,586)	8,116
Cash and cash equivalents at the beginning of period	393,421	762,007	753,891

Cash and cash equivalents at the end of period	$438,820	$393,421	$762,007

See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In Thousands)

	For the Years Ended December 31,
	2007	2006	2005
Supplemental Disclosure of Cash and Non-Cash Flow Information Interest, net of amounts capitalized	$66,266	$59,929	$24,387
Income taxes	162	583	158
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	7,949	7,243	4,824
Non-cash investing and financing activities:
Release of restriction on marketable securities	—	4,750	—
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	3,182	16,001	14,294
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	2	—	—
Common stock issued to third parties	82,941	224,952	—
See Notes to Consolidated Financial Statements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
1. Business
     We are a satellite radio provider in the United States. We offer over 130 channels to our subscribers—69 channels of 100% commercial-free music and 65 channels of sports, news, talk, entertainment, traffic, video and weather. The core of our enterprise is programming; we are committed to offering the best audio entertainment.
     Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on an annual, semi-annual, quarterly or monthly basis. As of December 31, 2007, we had 8,321,785 subscribers. In addition, we derive revenue from activation fees, the sale of advertising on our non-music channels, and the direct sale of SIRIUS radios and accessories.
     Most of our subscribers receive our service through SIRIUS radios, which are sold through our website and by automakers, consumer electronics retailers and mobile audio dealers. SIRIUS radios for the car, truck, home, RV and boat are available in approximately 20,000 retail locations, including Best Buy, Circuit City, Costco, Crutchfield, Sam’s Club, Target and Wal-Mart and through RadioShack on an exclusive basis.
     As of December 31, 2007, SIRIUS radios were available as a factory and dealer-installed option in 116 vehicle models and as a dealer only-installed option in 37 vehicle models. We have agreements with Chrysler, Mercedes-Benz, Ford, Mitsubishi, BMW, Volkswagen, Kia, Bentley and Rolls-Royce to offer SIRIUS radios as factory or dealer-installed equipment in their vehicles. We also have relationships with Toyota and Scion to offer SIRIUS radios as dealer installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory and dealer-installed equipment. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.
     We offer our programming over multiple platforms in addition to our satellite and terrestrial repeater network. SIRIUS Internet Radio, which we refer to as SIR, is an Internet-only version of our service. SIR delivers a simulcast of more than 80 channels of our talk, entertainment, sports and music programming. Our music channels are also available to certain DISH satellite television subscribers, and a select number of our music channels are available to certain subscribers to the Nationwide Sprint PCS Network.
     We also offer certain ancillary services. In 2007, we introduced SIRIUS Backseat TV, a television service offering content designed primarily for children from Nickelodeon, Disney Channel and Cartoon Network in the backseat of vehicles. Chrysler offered SIRIUS Backseat TV exclusively in select 2008 model-year vehicles. We also offer a service that provides graphic information as to road closings, traffic flow and incident data to consumers with in-vehicle navigation systems, and a marine weather service that provides a range of information, including sea surface temperatures, wave heights and extended forecasts, to recreational boaters. In 2008, we intend to launch SIRIUS Travel Link, a suite of data services that includes real-time traffic, tabular and graphical weather, fuel prices, sports schedules and scores, and movie listings. SIRIUS Travel Link is expected to be standard equipment on Ford’s next-generation navigation system, and is anticipated to be offered on select Ford, Lincoln and Mercury vehicles in 2008.
     In 2005, SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc., launched service in Canada. SIRIUS Canada currently offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. As of October 11, 2007, SIRIUS Canada had over 500,000 subscribers.
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
     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include allowances for doubtful accounts; depreciable lives of our assets; valuation of our FCC license; useful lives of our satellites; valuation allowance against deferred tax assets; stock-based compensation; rebates; certain subscriber acquisition costs, including product warranty obligations; and impairments.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
Revenue Recognition
     Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of rebates.
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
     Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future.
     As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of rebates that are paid by us to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on current take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we have recorded the consideration paid to the consumer as a reduction to revenue in the period the customer participated in the promotion.
     In September 2006, the FASB issued EITF No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or a reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We have adopted EITF No. 06-01 for the year ended December 31, 2007. The adoption of EITF No. 06-01 did not have a material impact on our consolidated results of operations or financial position.
     We recognize revenues from the sale of advertising on some of our non-music channels as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is broadcast.
     Equipment revenue from the direct sale of SIRIUS radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Our 2005 consolidated results of operations and financial position were not restated under this transition method. The stock-based compensation cost recognized beginning January 1, 2006 includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
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
     In 2005, we used the intrinsic value method to measure the compensation cost of stock-based awards granted to employees and members of our board of directors in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recorded compensation expense for stock-based awards granted to employees and members of our board of directors over the vesting period equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-based award. The intrinsic value of restricted stock units as of the date of grant was amortized to expense over the vesting period.
     The following table reflects net loss and net loss per share had stock-based compensation to employees and members of our board of directors been recorded based on the fair value method under SFAS No. 123 for the period ended December 31, 2005:

Net loss — as reported	$(862,997)
Stock-based compensation to employees and members of our board of directors	47,915
Stock-based compensation to employees and members of our board of directors — pro forma	(94,677)

Net loss — pro forma	$(909,759)

Net loss per share:
Basic and diluted — as reported	$(0.65)
Basic and diluted — pro forma	$(0.69)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     Pursuant to SFAS 123R, we recognized $61,205 and $70,392 of compensation cost for stock-based awards granted to employees and members of our board of directors for the years ended December 31, 2007 and 2006, respectively. This compared to $47,915 of compensation cost for stock-based awards granted to employees and members of our board of directors recognized pursuant to APB No. 25 for the year ended December 31, 2005. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at December 31, 2007, net of estimated forfeitures, is $80,635 and is expected to be recognized over a weighted-average period of three years.
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
     Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. For the year ended December 31, 2005, we used historical volatility of our stock over a period equal to the expected life of stock-based awards to estimate fair value. We estimated the fair value of awards granted during the years ended December 31, 2007 and 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     The following table summarizes the weighted-average assumptions used to compute reported and pro forma stock-based compensation to employees and members of our board of directors for the periods set forth below:

	For the Years Ended December 31,
	2007	2006	2005
			(pro forma)
Risk-free interest rate	4.8%	4.2%	3.9%
Expected life of options — years	4.45	4.45	6.23
Expected stock price volatility	60%	60%	110%
Expected dividend yield	N/A	N/A	N/A
     The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.1-5.0%	4.3-5.2%	2.8-4.6%
Expected life of options — years	2.25-6.33	1.67-10.00	1.00-9.93
Expected stock price volatility	60%	60%	56-116%
Expected dividend yield	N/A	N/A	N/A
     SFAS No. 123R changes the presentation of realized excess tax benefits associated with the exercise of stock options in the statements of cash flows. Excess tax benefits are realized tax benefits from tax deductions for the exercise of stock options in excess of the deferred tax asset attributable to stock compensation expense for such options. Prior to the adoption of SFAS No. 123R such realized tax benefits were required to be presented as operating cash flows. SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the years ended December 31, 2007, 2006 and 2005 because a valuation allowance was recorded for all net deferred tax assets.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     We record product warranty obligations in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with standard published specifications in effect at the time of the purchase of the products by the customer. During the year ended December 31, 2007, we provided a 12-month warranty on our products from purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Customers may exchange products directly to the retailer within 30 days of purchase. We record a liability for an estimate of costs that we expect to incur under our warranty when the product is shipped from the manufacturer. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.
     The following table reconciles the beginning and ending aggregate product warranty liability:

Balance, December 31, 2006	$5,041
Accrual for warranties issued during the period	3,703
Settlements during the period	(6,208)

Balance, December 31, 2007	$2,536

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
Research and Development Costs
     Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $38,082, $46,460 and $53,401, respectively, and are included in engineering, design and development expenses.

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
      In June 2006, the Emerging Issues Task Force reached a consensus on EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-03 on January 1, 2007 did not impact our consolidated results of operations or financial position. We present the taxes within the scope of EITF No. 06-03 on a net basis.
Net (Loss) Income Per Share
     We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is based on the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 165,000,000, 194,000,000 and 235,000,000 were not considered in the calculation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, as the effect would have been anti-dilutive.
Comprehensive (Loss) Income
     We report comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established a standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. Unrealized gains and losses on available-for-sale securities were the only component of our other comprehensive loss for the year ended December 31, 2005. There were no unrealized gains and losses on available-for-sale securities for the years ended December 31, 2007 and December 31, 2006. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 was $565,252, $1,104,867 and $862,973, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit and investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.
Investments
     Our investments consist of the following:

	December 31,	December 31,
	2007	2006
Marketable securities	$469	$15,500
Restricted investments	53,000	77,850
Investment, stated at cost	—	5,000

Total investments	$53,469	$98,350

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     Marketable Securities
     We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit and auction rate securities. For the years ended December 31, 2007 and 2006, certificates of deposit were $469 and $4,650, respectively, and auction rate securities were $0 and $10,850, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings. While the underlying securities of auction rate securities had contractual maturities of more than 20 years, the interest rates on such securities were reset at intervals of 28 or 35 days. Auction rate securities were priced and traded as short-term investments because of such interest rate reset feature.
     We received proceeds from the sale or maturity of marketable securities of $15,031, $229,715 and $36,935 for the years ended December 31, 2007, 2006 and 2005, respectively. There were no unrealized holding gains or losses on marketable securities as of December 31, 2007 and 2006.
     Restricted Investments
     As of December 31, 2007 and 2006, short-term restricted investments of $35,000 and $25,000, respectively, included certificates of deposit placed in escrow primarily for the benefit of a third party pursuant to a programming agreement.
     As of December 31, 2007 and 2006, long-term restricted investments of $18,000 and $52,850, respectively, included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.
     Cost Method Investment
     In September 2006, we invested in a third party for strategic purposes. We account for this investment under the cost method. The carrying value of our investment was $5,000 at December 31, 2006 and was included in other long-term assets in our accompanying consolidated balance sheets. We terminated our relationship with this third party in 2008 and have classified this amount as a receivable in other current assets as of December 31, 2007.
     Equity Method Investment
     We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying consolidated statements of operations. We recorded $0, $4,445 and $6,938 for the years ended December 31, 2007, 2006 and 2005, respectively, for our share of SIRIUS Canada’s net loss. We do not expect to recognize future net losses as we are not contractually obligated to commit to provide additional funding.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
   Accounts Receivable
     Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically reserve for customers with known disputes or collectibility issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable based on our actual write-off experience. All accounts receivable balances greater than approximately 30 days past the due date are considered delinquent. Delinquent accounts are written off after approximately 30 days.
  Receivables from Distributors
     Receivables from distributors are amounts due from OEMs and special market distributors related to the distribution of prepaid subscriptions.
  Inventory
     Inventory consists of finished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to product purchased for our direct to consumer distribution channel is recorded to cost of equipment in our consolidated statements of operations. The remaining provision is recorded to subscriber acquisition costs in our consolidated statements of operations.
  Property and Equipment
     Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years. Our satellite system is depreciated on a straight-line basis over the respective remaining useful lives of our satellites from the date we launched our service in February 2002 or, in the case of our spare satellite, from the date it was delivered to ground storage in April 2002. Leasehold improvements are depreciated using the straight-line method over the lesser of the lease term or the estimated useful life. We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites and launch vehicles. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs for the years ended December 31, 2007 and 2006 was $8,914 and $4,205, respectively.
     Major additions and improvements were capitalized, while replacements, repairs and maintenance that do not improve or extend the life of the assets are charged to expense. In the period assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in our results of operations.
     The costs of acquiring, developing and testing software are capitalized under SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We capitalize costs associated with software developed or obtained for internal use when the following occur: (1) the preliminary project stage is completed and (2) management has authorized funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. The total net book value of capitalized software costs was $14,394 and $17,349 for the years ended December 31, 2007 and 2006, respectively. Costs charged to expense for the amortization of capitalized software costs were $5,352, $4,971 and $3,451 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in depreciation in our accompanying consolidated statements of operations.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     The estimated useful lives of our property and equipment are as follows:

Capitalized software and hardware	3-7 years
Furniture, fixtures, equipment and other	2-7 years
Broadcast studio equipment	3-15 years
Satellite telemetry, tracking and control facilities	3, 4 or 15 years
Terrestrial repeater network	3-15 years
Leasehold improvements	2-15 years
Satellite system	13 or 15 years
Building	30 years
     The expected useful lives of our three in-orbit satellites were originally 15 years from the date they were placed into orbit. In June 2006, we adjusted the useful lives of two of our in-orbit satellites to 13 years to reflect the way we intend to operate the constellation. We continue to expect our spare satellite to operate effectively for 15 years from the date of launch.
     Our in orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed we will modify the depreciable life accordingly.
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
     In June 2006 we wrote-off $10,917 for the net book value of certain satellite long-lead time parts purchased in 1999 that we will no longer need. Such amount is included in satellite and transmission expenses in our accompanying consolidated statements of operations.
  FCC License
     In October 1997, the FCC granted us a license to operate a commercial satellite radio service in the United States. While our FCC license has a renewable eight-year term, we expect to renew our license as there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life. As a result, we treat our FCC license as an indefinite-lived intangible asset under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We re-evaluate the useful life determination for our FCC license each reporting period to determine whether events and circumstances continue to support an indefinite useful life. To date, we have not recorded any amortization expense related to our FCC license.
     We test our FCC license for impairment at least annually or more frequently if indicators of impairment exist. We used the Greenfield Method utilizing a discounted cash flow model to evaluate the fair value of our FCC license. The key assumptions in building the model included projected revenues and estimated start up costs, which were based primarily on historical operations. If these estimates or projections change in the future, we may be required to record an impairment charge related to this asset.
  Deferred Financing Fees
     Costs associated with the issuance of debt are deferred and amortized to interest expense over the term of the respective debt.
  Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.
     We determined the estimated fair values of our debt using available market information.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
     Quoted market prices were used to estimate the fair market values of our debt as of December 31, 2007 and 2006. The following table summarizes the book and fair values of our debt:

	As of December 31,
	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
Senior Secured Term Credit Agreement	$249,375	$231,295	$—	$—
9 5/8% Senior Notes due 2013	500,000	465,000	500,000	496,250
3 1/4% Convertible Notes due 2011	230,000	223,675	230,000	266,838
2 1/2% Convertible Notes due 2009	299,998	314,572	300,000	310,125
3 1/2% Convertible Notes due 2008	33,301	74,474	36,505	100,024
8 3/4% Convertible Subordinated Notes due 2009	1,744	N/A	1,744	N/A
  Merger Costs
     We incurred approximately $35,600 in direct costs for the year ended December 31, 2007 in connection with our pending merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying consolidated balance sheets.
  Reclassifications
     Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, we reclassified both broadcast and webstreaming royalties from programming and content expenses; revenue share from programming and content expenses and sales and marketing expenses; and residuals from sales and marketing expenses to a separate line item, revenue share and royalties. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses.
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
      In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measure the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expenses as incurred. SFAS No. 141R rescinds EITF 93-07 “Uncertainties Related to Income Taxes in a Purchase Business Combination.” Under EITF 93-07, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.
     In November 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interest in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective beginning January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated results of operations and financial position.
     In June 2007, the FASB issued EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-03 is effective for the first annual or interim reporting period beginning after December 15, 2007. We are currently evaluating the impact that the adoption of EITF 07-03 will have on our consolidated results of operations and financial position.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
3. Subscriber Revenue
     Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation.
     Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
Subscription fees	$853,832	$572,386	$233,635
Activation fees	20,878	15,612	6,790
Effect of rebates	(19,777)	(12,594)	(16,810)

Total subscriber revenue	$854,933	$575,404	$223,615

4. Interest Costs
     During the years ended December 31, 2007 and 2006, we capitalized a portion of the interest on funds borrowed to finance the construction and launch of our fifth and sixth satellites. The following is a summary of our interest cost:

	For the Years Ended December 31,
	2007	2006	2005
Interest costs charged to expense	$70,328	$64,032	$45,361
Interest costs capitalized	8,914	4,205	—

Total interest costs incurred	$79,242	$68,237	$45,361

5. Inventory
     Inventory consists of the following:

	As of December 31,
	2007	2006
Raw Materials	$9,987	$16,459
Finished Goods	19,550	18,043

Total Inventory	$29,537	$34,502

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
6. Property and Equipment
     Property and equipment, net, consists of the following:

	As of December 31,
	2007	2006
Satellite system	$933,433	$933,141
Terrestrial repeater network	68,658	63,753
Leasehold improvements	35,178	33,334
Broadcast studio equipment	39,373	37,350
Capitalized software and hardware	37,295	35,796
Satellite telemetry, tracking and control facilities	17,838	17,611
Furniture, fixtures, equipment and other	69,687	54,027
Land	311	311
Building	2,432	2,343
Construction in progress	174,565	101,848

Total property and equipment	1,378,770	1,279,514
Accumulated depreciation	(572,507)	(469,125)

Property and equipment, net	$806,263	$810,389

     Construction in progress consists of the following:

	As of December 31,
	2007	2006
Satellite system	$155,736	$78,491
Terrestrial repeater network	11,885	10,973
Leasehold improvements	347	100
Other	6,597	12,284

Construction in progress	$174,565	$101,848

Satellites
     Our orbiting satellites were successfully launched in 2000. Our spare satellite was delivered to ground storage in 2002. Our three-satellite constellation and terrestrial repeater network were placed into service in 2002.
     We entered into an agreement with Space Systems/Loral for the design and construction of our fifth and sixth satellites. Construction of our fifth satellite is expected to be completed in the second quarter of 2009. We expect to launch our sixth satellite in the fourth quarter of 2010. We plan to launch the fifth satellite on a Proton rocket under our contract with International Launch Services. In January 2008, we entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. We plan to use one of these rockets to launch our sixth satellite. This agreement provides us the flexibility to defer launch dates if we choose. We also have the ability to cancel the second of these launches upon payment of a cancellation fee.
     As of December 31, 2007 and 2006, we recorded $155,736 and $78,491, respectively, to property and equipment in our accompanying consolidated balance sheets in connection with these agreements.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
7. Related Party Transactions
     In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred by us to provide SIRIUS Canada service, including certain costs we incur for the production and distribution of radios used by its subscribers as well as information technology support costs. In consideration for the rights granted pursuant to the license and services agreement, SIRIUS Canada is obligated to pay us a royalty based on a percentage of its annual gross revenues. Additionally, the initial financing we provided to SIRIUS Canada is by way of subscription to non-voting shares which carries an 8% cumulative dividend.
     Total costs reimbursed by SIRIUS Canada for the years ended December 31, 2007, 2006, and 2005 were $7,712, $9,227, and $6,025, respectively. We recorded $1,159, $945, and $10 in royalty income for the years ended December 31, 2007, 2006, and 2005, respectively. Such royalty income was recorded to other revenue in our accompanying consolidated statements of operations. We also recorded dividend income of $422, $700, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively, which was included in interest and investment income in our accompanying consolidated statements of operations.
     Amounts due from SIRIUS Canada at December 31, 2007 were $5,398, of which $2,161 and $3,237 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts due from SIRIUS Canada at December 31, 2006 were $4,157, of which $2,502 and $1,655 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets. Amounts payable to SIRIUS Canada at December 31, 2007 and 2006 to fund its remaining capital requirements were $1,148 and are included in other long-term liabilities for 2007 and accounts payable and accrued expenses in 2006 in the accompanying consolidated balance sheets.
8. Accounts Payable and Accrued Expenses
     Our accounts payable and accrued expenses consist of the following:

	As of December 31,
	2007	2006
Accounts payable	$69,540	$25,007
Accrued programming	50,801	116,370
Accrued compensation and other payroll related costs	32,611	28,543
Accrued subsidies and distribution	160,024	185,188
Accrued web streaming and broadcast royalties	44,250	15,370
Other accrued expenses	107,717	67,435

Total accounts payable and accrued expenses	$464,943	$437,913

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
9. Debt and Accrued Interest
     Our debt consists of the following:

	Conversion
	Price	As of December
	(per share)	2007	2006
Senior Secured Term Credit Agreement	N/A	$249,375	$—
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	299,998	300,000
3 1/2% Convertible Notes due 2008	1.38	33,301	36,505
8 3/4% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

		1,314,418	1,068,249
Less current maturities		35,801	—

Total long-term debt		$1,278,617	$1,068,249

     Accrued interest associated with our debt is as follows:

	As of December 31,
	2007	2006
9 5/8% Senior Notes due 2013	$20,053	$20,053
3 1/4% Convertible Notes due 2011	1,557	1,557
2 1/2% Convertible Notes due 2009	2,902	2,902
3 1/2% Convertible Notes due 2008	97	107
8 3/4% Convertible Subordinated Notes due 2009	38	38
Space Systems/Loral Credit Agreement	125	125

Total accrued interest	$24,772	$24,782

     The maturities of our debt as of December 31, 2007 are as follows:

2008	$35,801
2009	304,242
2010	2,500
2011	232,500
2012	239,375
Thereafter	500,000

Total debt	$1,314,418

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
  Senior Secured Term Credit Agreement
     In June 2007, we entered into a senior secured Term Credit Agreement (the “Term Credit Agreement”) with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. As of December 31, 2007, the interest rate was 7.0625% LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012.
     The loan is guaranteed by our wholly owned subsidiaries, including Satellite CD Radio, Inc. and Sirius Asset Management Company LLC (the “Guarantors”). The Term Credit Agreement is secured by a lien on substantially all of our and the Guarantors’ assets, including our four satellites and the shares of the Guarantors.
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
  3 1/4% Convertible Notes due 2011
     In October 2004, we issued $230,000 in aggregate principal amount of our 3 1/4% Convertible Notes due 2011 resulting in net proceeds of $224,813. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000.00 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Our 3 1/4% Convertible Notes due 2011 mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under our 3 1/4% Convertible Notes due 2011 are not secured by any of our assets.
  2 1/2% Convertible Notes due 2009
     In February 2004, we issued $250,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 resulting in net proceeds of $244,625. In March 2004, we issued an additional $50,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock, subject to certain adjustments. Our 2 1/2% Convertible Notes due 2009 mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under our 2 1/2% Convertible Notes due 2009 are not secured by any of our assets.
     During the year ended December 31, 2007, holders of $2 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009 presented such notes for conversion in accordance with the terms of the indenture. We issued 453 shares of our common stock upon conversion of these notes.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
  3 1/2% Convertible Notes due 2008
     In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock, subject to certain adjustments. Our 3 1/2% Convertible Notes due 2008 mature on June 1, 2008 and interest is payable semi-annually on June 1 and December 1 of each year. The obligations under our 3 1/2% Convertible Notes due 2008 are not secured by any of our assets.
     During the year ended December 31, 2007, holders of $3,204 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 2,321,737 shares of our common stock upon conversion of these notes. During the year ended December 31, 2006, holders of $16,188 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 11,730,431 shares of our common stock upon conversion of these notes.
  8 3/4% Convertible Subordinated Notes due 2009
     In 1999, we issued our 8 3/4% Convertible Subordinated Notes due 2009. The remaining balance of our 8 3/4% Convertible Subordinated Notes due 2009 mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000.00 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The obligations under our 8 3/4% Convertible Subordinated Notes due 2009 are not secured by any of our assets.
  Space Systems/Loral Credit Agreement
     In July 2007, we amended and restated our existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under the Loral Credit Agreement as of December 31, 2007.
     Covenants and Restrictions
     Our 9 5/8% Senior Notes due 2013, our Loral Credit Agreement and our Term Credit Agreement require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture, the Loral Credit Agreements and the Senior Secured Term Credit Agreement. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013, our Senior Secured Credit Term Loan and any loans outstanding under the Loral Credit Agreement could become immediately payable and the Loral Credit Agreement could be terminated. At December 31, 2007, we were in compliance with all such covenants.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
10. Stockholders’ Equity
     Common Stock, Par Value $0.001 Per Share
          We are authorized to issue 2,500,000,000 shares of our common stock. As of December 31, 2007, approximately 352,067,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets.
          During the year ended December 31, 2007, employees exercised 2,859,232 stock options at exercise prices ranging from $2.79 to $4.16 per share, resulting in proceeds to us of $3,532. Of this amount, $2,922 was collected as of December 31, 2007. We also collected $1,175 in 2007 related to stock option exercises that occurred in 2006. During the year ended December 31, 2006, 19,284,495 stock options were exercised at exercise prices ranging from $3.52 to $6.81 per share, resulting in proceeds to us of $26,679. Of this amount, $25,504 was collected as of December 31, 2006.
          In January 2007, Howard Stern and his agent were granted an aggregate of 22,059,000 shares of our common stock as a result of certain performance targets that were satisfied on December 31, 2006. We recognized expense associated with these shares of $82,941 during the year ended December 31, 2006.
          In January 2006, Howard Stern and his agent were granted an aggregate of 34,375,000 shares of our common stock as a result of certain performance targets that were satisfied in January 2006. We recognized expense associated with these shares of $224,813 during the year ended December 31, 2006.
          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to certain transfer restrictions which lapse over time. We recognized $5,852 of expense associated with these shares during each of the years ended December 31, 2007, 2006 and 2005. Of the remaining $19,125 in common stock value, $5,852 and $13,273 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheets as of December 31, 2007.
     Warrants
          In June 2004, we issued DaimlerChrysler AG warrants to purchase up to 21,500,000 shares of our common stock at an exercise price of $1.04 per share. These warrants have vested and are exercisable. In connection with Daimler AG’s sale of Chrysler LLC, Daimler transferred warrants to purchase up to 5,000,000 shares of our common stock to Chrysler. In 2007, Chrysler LLC exercised these warrants, and we issued 3,551,532 shares of our common stock in a cashless transaction and cancelled 5,000,000 warrants.
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
          In January 2004, we signed an agreement with Penske Motor Group, Inc., Penske Automotive Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske Companies”). In connection with this agreement, we issued the Penske companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. The warrants vest over time and upon achievement of certain milestones by the Penske companies. During the years ended December 31, 2007 and 2006, Penske companies exercised 4,434,300 and 5,292,500, respectively, vested warrants in a series of cashless exercises. In connection with these transactions, we issued 1,437,194 and 2,862,533 shares of our common stock for the years ended December 31, 2007 and 2006, respectively.
          In January 2004, we issued the NFL warrants to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share.
          During the year ended December 31, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones. During the years ended December 31, 2007, 2006 and 2005, 15,000, 30,000 and 230,000 of these warrants to purchase shares of our common stock, respectively, were issued to consultants and are included in our stock option activity.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          Warrants to acquire shares of our common stock were outstanding as follows (shares in thousands):

			Number of Warrants
	Average		Outstanding as of
	Exercise	Expiration	December 31,
	Price	Date	2007	2006
NFL	$2.50	March 2008-March 2010	16,718	50,000
Penske companies	2.39	July 2009	6,270	29,869
DaimlerChrysler AG	1.04	May 2012	16,500	21,500
RadioShack	5.00	December 2010	8,000	10,000
Ford	3.00	October 2012	4,000	4,000
Other distributors and programming providers	3.08	December 2008-June 2014	2,788	4,053
Other	20.33	June 2005-April 2011	4,533	4,533

Total	$3.85		58,809	123,955

          We recognized expense of $10,707, $50,297 and $100,349 in connection with warrants for the years ended December 31, 2007, 2006 and 2005, respectively.
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
          As of December 31, 2007, approximately 83,223,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of December 31, 2007, approximately 58,810,000 shares of our common stock were available for grant under the 2003 Plan.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          The following table summarizes the stock option activity under our stock incentive plans for the year ended December 31, 2007 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2006	71,793	$5.56
Granted	12,715	3.55
Exercised	(2,859)	1.43
Cancelled or expired	(2,049)	3.97

Outstanding at December 31, 2007	79,600	5.38	6.63	$51,488

Exercisable at December 31, 2007	49,549	5.94	5.86	$44,667

          The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $1.88, $3.11 and $6.17, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $5,286, $51,847 and $76,758, respectively.
          As of December 31, 2005, we had $2,073 of deferred compensation in connection with stock options granted to employees and members of our board of directors. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R. We also record expense for stock options granted to consultants based on fair value at the date of grant as determined in accordance with SFAS No. 123. We recognized stock compensation expense associated with stock options of $41,431, $49,083 and $13,814 for the years ended December 31, 2007, 2006 and 2005, respectively
          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the year ended December 31, 2007 (shares in thousands):

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2006	4,086	$4.64
Granted	2,188	3.58
Exercised	(2,575)	5.12
Cancelled or expired	(76)	1.96

Outstanding at December 31, 2007	3,623	$3.70

          The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2006 and 2005 were $5.57 and $6.11, respectively. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2007, 2006 and 2005 was $8,668, $97,846 and $11,625, respectively.
          In November 2004, we granted 3,000,000 shares of restricted common stock. Such shares were issued and outstanding as of December 31, 2007. The restrictions applicable to these shares lapse in equal installments on November 18 of each of the five years beginning on November 18, 2005.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          As of December 31, 2005, we had $24,621 of deferred compensation associated with restricted stock and restricted stock units. Such deferred compensation was reversed to additional paid-in capital in connection with the adoption of SFAS No. 123R in 2006. We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $10,623, $16,127 and $34,398 for the years ended December 31, 2007, 2006 and 2005, respectively.
          For the year ended December 31, 2007, we also recognized stock compensation expense of $3,859 for restricted stock units expected to be granted for services performed in 2007 or upon the satisfaction of 2007 performance targets. For the year ended December 31, 2006, we also recognized stock compensation expense of $86,249 for restricted stock units granted in February 2007 for services performed in 2006.
     401(k) Savings Plan
          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. We match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $1,551, $1,246 and $926 for the years ended December 31, 2007, 2006 and 2005, respectively.
          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all participants eligible to receive an allocation. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to share in profit-sharing contributions during any year in which they are employed on the last day of the year. Profit sharing contribution expense was $4,877, $4,251 and $4,378 for the years ended December 31, 2007, 2006 and 2005, respectively.
12. Income Taxes
          Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2007	2006	2005
Current taxes:
Federal	$—	$—	$—
State	478	—	—

Total current taxes	$478	$—	$—

Deferred taxes:
Federal	$1,949	$2,169	$1,952
State	8	(104)	359

Total deferred taxes	$1,957	$2,065	$2,311

Total income tax expense	$2,435	$2,065	$2,311

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2007	2006	2005
Federal tax benefit, at statutory rate	$(196,986)	$(385,981)	$(301,240)
State income tax benefit, net of federal benefit	(22,385)	(52,650)	(55,414)
Change in state tax rates	25,355	45,916	(23,650)
Change in taxes resulting from permanent differences, net	(2,707)	(37,633)	(24,163)
Other	261	(974)	—
Change in valuation allowance	198,897	433,387	406,778

Income tax expense	$2,435	$2,065	$2,311

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,367,744	$1,182,299
Stock-based awards	126,679	139,048
Start-up costs capitalized for tax purposes	—	1,904
Capitalized interest expense	42,370	43,572
Deferred revenue	18,717	12,358
Other	70,390	64,910

Total deferred tax asset	1,625,900	1,444,091
Deferred tax liabilities:
Depreciation of property and equipment	(199,808)	(216,896)
Amortization of FCC license	(12,771)	(10,814)

Total deferred tax liability	(212,579)	(227,710)
Net deferred tax assets before valuation allowance	1,413,321	1,216,381
Valuation allowance	(1,426,092)	(1,227,195)

Net deferred tax liability	$(12,771)	$(10,814)

          The net deferred tax liability of $12,771 and $10,814 at December 31, 2007 and 2006, respectively, is a result of the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.
          A significant portion of our costs incurred to date have been capitalized for tax purposes as a result of our status as a start-up enterprise. Total unamortized start-up costs as of December 31, 2007 and 2006 were $0 and $4,787, respectively. These capitalized costs were amortized over 60 months.
          At December 31, 2007, we had net operating loss (“NOL”) carryforwards of approximately $3,513,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2023. We have had several ownership changes under Section 382 of the Internal Revenue Code, which limit our ability to utilize tax deductions. Due to an ownership change on March 4, 2003, we determined that $353,569 of gross deferred tax assets with respect to pre-March 5, 2003 tax loss carryovers will not be available. This amount was written off against the valuation allowance in 2003. Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax asset. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

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
13. Lease Obligations
          We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements, and rent escalations have initial terms ranging from one to fifteen years, and certain leases have options to renew. Total rent expense recognized in connection with leases for the years ended December 31, 2007, 2006 and 2005 was $16,941, $15,984 and $14,958, respectively.
          Future minimum lease payments under non-cancelable leases as of December 31, 2007 were as follows:

2008	$12,261
2009	12,577
2010	12,189
2011	11,401
2012	11,302
Thereafter	22,133
Total minimum lease payments	$81,863

14. Commitments and Contingencies
     Contractual Cash Commitments
          The following table summarizes our expected contractual cash commitments (other than debt obligations, cash interest payments and lease obligations) as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
Satellite and transmission	$159,824	$64,312	$28,776	$7,459	$7,678	$41,048	$309,097
Programming and content	150,224	168,197	160,395	42,072	19,423	9,667	549,978
Marketing and distribution	69,770	22,903	26,153	18,173	5,500	—	142,499
Chip set development and production	3,681	—	—	—	—	—	3,681
Other	12,629	650	2	—	—	—	13,281

Total contractual cash commitments	$396,128	$256,062	$215,326	$67,704	$32,601	$50,715	$1,018,536

          Satellite and Transmission. We have entered into agreements with third parties to operate and maintain our off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into an agreement with Space Systems/Loral to design and construct our fifth and sixth satellites. Construction of our fifth satellite is expected to be completed in the second quarter of 2009. We plan to launch this satellite on a Proton rocket under a contract we executed in 2006 with International Launch Services. We expect to launch our sixth satellite in the fourth quarter of 2010. In January 2008, we entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. We plan to use one of these rockets to launch our sixth satellite. This agreement provides us the flexibility to defer launch dates if we choose. We also have the ability to cancel the second of these launches upon payment of a cancellation fee.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          Programming and Content. We have entered into agreements with licensors of programming and other content providers and, in certain instances, are obligated to pay license fees.
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
          Other. We have entered into various agreements with third parties for general operating purposes and to provide billing and subscriber management services. Amounts associated with these agreements are included in the commitments table.
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
          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2007 and 2006, $53,000 and $77,850, respectively, were classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.
          As of December 31, 2007, we have not entered into any off-balance sheet arrangements or transactions.
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
          We have retained an engineering compliance officer to report to our Senior Vice President of Internal Audit, who reports to our Audit Committee.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
          In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to the specifications and applied to the FCC for new authority to resume operating these repeaters.
          Copyright Royalty Board Proceeding. In December 2007, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit.
          The revenue subject to the royalty includes subscription revenue from our U.S. satellite digital audio radio subscribers and advertising revenues from channels, other than those channels that make only incidental performances of sound recordings. Exclusions from revenue subject to the statutory license fee include, among other things, revenue from channels, programming and products or other services offered for a separate charge where such channels make only incidental performances of sound recordings; revenue from channels, programming and products or other services for which the sound recording performances are exempt from any license requirement or directly licensed; revenue from equipment sales; revenue from current and future data services (including video services); intellectual property royalties received by us; credit card, invoice and fulfillment service fees; and bad debt expense.
          U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a licensed distributor and a former licensed manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; withheld information relating to the FCC’s inquiring into SIRIUS radios that include FM modulators; and otherwise acted in bad faith. U.S. Electronics is seeking between $75,000 and $110,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends, and will be permitted to try to prove in the arbitration, that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. We are vigorously defending this action. A hearing in this arbitration is scheduled to commence in March 2008.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollar amounts in thousands, unless otherwise stated)
15. Quarterly Financial Data (Unaudited)
          Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Total revenue	$204,037	$226,427	$241,786	$249,816
Cost of services	(126,263)	(121,743)	(128,920)	(173,030)
Loss from operations	(135,045)	(122,600)	(105,691)	(149,754)
Net loss	(144,745)	(134,147)	(120,137)	(166,223)
Net loss per share (basic and diluted) (1)	$(0.10)	$(0.09)	$(0.08)	$(0.11)
2006:(2)
Total revenue	$126,664	$150,078	$167,113	$193,380
Cost of services (3)	(342,791)	(123,409)	(120,623)	(157,011)
Loss from operations	(446,169)	(230,472)	(154,154)	(236,929)
Net loss	(458,544)	(237,828)	(162,898)	(245,597)
Net loss per share (basic and diluted) (1)	$(0.33)	$(0.17)	$(0.12)	$(0.17)

(1)	The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

(2)	The first quarter of 2006 includes $224,813 of expense for granting 34,375,000 shares of our common stock to Howard Stern and his agent in January 2006.

(3)	Costs of services are different than amounts previously reported due to certain reclassifications made in 2007. Specifically, we reclassified revenue share from sales and marketing expenses; and residuals from sales and marketing expenses to revenue share and royalties, which is included in cost of services. In addition, we reclassified bad debt expense from general and administrative expenses to customer service and billing expenses, which is included in cost of services.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
Schedule II—Schedule of Valuation and Qualifying Accounts

	Balance at
	Beginning of	Charged to	Write-offs/	Balance at
	Year	Expense	Other	End of Year
For the year ended December 31, 2005
Allowance for Doubtful Accounts	$532	$4,311	$(3,293)	$1,550
Deferred Tax Assets — Valuation Allowance	387,030	406,778	—	793,808
For the year ended December 31, 2006
Allowance for Doubtful Accounts	$1,550	$9,370	$(5,909)	$5,011
Deferred Tax Assets — Valuation Allowance	793,808	433,387	—	1,227,195
For the year ended December 31, 2007
Allowance for Doubtful Accounts	$5,011	$9,002	$(9,405)	$4,608
Deferred Tax Assets — Valuation Allowance	1,227,195	198,897	—	1,426,092

EXHIBIT INDEX

Exhibit		Description
2.1	—	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	—	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/2% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2 1/2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

E - 1

Exhibit		Description
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.18	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.19	—	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.5	—	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

E - 2

Exhibit		Description
*10.6	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.7	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.8	—	Amended and Restated Employment Agreement, dated as of June 6, 2007, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.9	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.10	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.11	—	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.12	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.13	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.14	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.15	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

21.1	—	List of subsidiaries (filed herewith).

23.1	—	Consent of Ernst & Young LLP (filed herewith).

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

E - 3