Form 10-K/A
period 2007-12-31
SIRIUS SATELLITE RADIO INC
filed 2008-04-29
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-24710
SIRIUS SATELLITE RADIO INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1700207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, 36th Floor
New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 584-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007 was $4,084,707,962. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of April 18, 2008 was 1,499,285,285.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on February 29, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
          We have announced that we have deferred our 2008 annual meeting of stockholders and will set and announce a new date when we have further information relating to the timing of our pending merger with XM Satellite Radio Holdings Inc. Our 2008 annual meeting of stockholders had been previously scheduled for Tuesday, May 20, 2008.
          Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SIRIUS SATELLITE RADIO INC.
2007 FORM 10-K ANNUAL REPORT AMENDMENT

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
     The following individuals currently serve on our Board of Directors (the “Board”) until the next annual meeting of stockholders or until their successors are duly elected and take office.
     Leon D. Black, age 56, has been a director since June 2001. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts, and taking minority positions in growth-oriented companies. From 1997 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as managing director, head of the Mergers & Acquisitions Group and co-head of the Corporate Finance Department. Mr, Black serves on the board of directors of Apollo Global Management, LLC, United Rentals, Inc., and the general partner of AAA. Mr. Black is a trustee of Dartmouth College, The Museum of Modern Art, Mount Sinai Hospital, The Metropolitan Museum of Art, Prep for Prep, and the Asia Society. He is also a member of The Council on Foreign Relations, The Partnership for New York City and the National Advisory Board of JPMorganChase. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force.
     Joseph P. Clayton, age 58, has served as chairman of our board of directors since November 2004 and as a director since November 2001. He served as our Chief Executive Officer from November 2001 through November 2004. Mr. Clayton served as President of Global Crossing North America, a global internet and long distance services provider, from September 1999 until November 2001. Mr. Clayton also served as a member of the board of directors of Global Crossing Ltd. from September 1999 until May 2002. From August 1997 to September 1999, Mr. Clayton was President and Chief Executive Officer of Frontier Corporation, a Rochester, New York-based national provider of local telephone, long distance, data, conferencing and wireless communications services, which was acquired by Global Crossing in September 1999. Prior to joining Frontier, Mr. Clayton was Executive Vice President, Marketing and Sales — Americas and Asia, of Thomson S.A., a leading consumer electronics company. Mr. Clayton is a member of the board of directors of Transcend Services Inc., a trustee of Bellarmine University and a member of the advisory board of Indiana University School of Business.
     Lawrence F. Gilberti, age 57, has been a director since September 1993. Since June 2000, Mr. Gilberti has been a partner in the law firm of Reed Smith LLP; from May 1998 through May 2000, he was of counsel to that firm. From August 1994 to May 1998, Mr. Gilberti was a partner in the law firm of Fischbein Badillo Wagner & Harding.
     James P. Holden, age 56, has been a director since August 2001. From October 1999 until November 2000, Mr. Holden was the President and Chief Executive Officer of DaimlerChrysler Corporation, one of the world’s largest automakers. Prior to being appointed President in 1999, Mr. Holden held numerous senior positions within Chrysler Corporation during his 19-year career at the company. Since March 2007, Mr. Holden has been the Non-Executive Chairman of Meridian Automotive, a privately held auto supply company. Mr. Holden is a director of Speedway MotorSports, Inc. and Snap-On Incorporated.
     Mel Karmazin, age 64, has served as our Chief Executive Officer and a member of our board of directors since November 2004. Prior to joining us, Mr. Karmazin was President and Chief Operating Officer and a member of the board of directors of Viacom Inc. from May 2000 until June 2004. Prior to joining Viacom, Mr. Karmazin was President and Chief Executive Officer of CBS Corporation from January 1999 and a director of CBS Corporation from 1997 until its merger with Viacom in May 2000. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 until its acquisition by CBS Corporation in December 1996. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity from December 1998 until the merger of Infinity Broadcasting Corporation with Viacom in February 2001.
     Warren N. Lieberfarb, age 64, has been a director since September 2003. Mr. Lieberfarb is the Chairman and Chief Executive Officer

of Warren N. Lieberfarb & Associates LLC, a media, entertainment and technology consulting and investment firm. From 1984 until December 2002, Mr. Lieberfarb was President of Warner Home Video, a subsidiary of Warner Bros. Entertainment and a global leader in the creation, distribution, and marketing of theatrical motion pictures and television programming on video/DVD. Mr. Lieberfarb serves on the Board of Directors and Board of Trustees of the American Film Institute and chairs its Entrepreneurial Committee. He serves on the University of Pennsylvania Library Board of Overseers, the Undergraduate Executive Committee of The Wharton School, and previously was a member of the University’s Board of Trustees from 2001 to 2005. Mr. Lieberfarb is also a member of the Academy of Motion Pictures Arts and Sciences.
     James F. Mooney, age 53, has been a director since July 2003. Since March 2003, Mr. Mooney has been a director and chairman of the board of directors of Virgin Media Inc., a U.K. entertainment and communications business. From December 2004 to December 2007, Mr. Mooney was the chairman of the board of directors of RCN Corporation, a provider of bundled telephone, cable and high speed internet services. From April 2001 to September 2002, Mr. Mooney was the Executive Vice President and Chief Operating Officer of Nextel Communications Inc., a provider of wireless communications services. From January 2000 to January 2001, Mr. Mooney was the Chief Executive Officer and Chief Operating Officer of Tradeout Inc., an asset management firm owned jointly by General Electric Capital, Ebay Inc. and Benchmark Capital. From March 1999 to January 2000, Mr. Mooney was the Chief Financial Officer/Chief Operating Officer at Baan Company, a business management software provider. From 1980 until 1999, Mr. Mooney held a number of positions with IBM Corporation, including Chief Financial Officer of the Americas.
     Michael J. McGuiness, age 44, has been a director since June 2003. Mr. McGuiness is a partner in Ore Hill Partners, LLC, and a lead portfolio manager for the Ore Hill Concentrated Credit Fund, L.P. – a fund that invests in credit agreement obligations and debt instruments of highly leveraged companies primarily using a “best ideas, fundamental value” approach. From 1994 through January 2007, Mr. McGuiness was a principal and portfolio manager at W.R. Huff Asset Management Co., L.L.C. Mr. McGuiness is a Chartered Financial Analyst.
Executive Officers
     The information regarding our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant”.
Corporate Governance
     The business and affairs of SIRIUS are managed by or under the direction of our Board. Our Board reviews and ratifies senior management selection and compensation, monitors overall corporate performance and ensures the integrity of our financial controls. Our Board also oversees our strategic and business planning processes.
     Our Board maintains an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
     The charters for the Audit Committee and the Nominating and Corporate Governance Committee are available on our website at www.sirius.com.
Committees of the Board of Directors
     The following table shows the current members and chairman of each committee, the number of committee meetings held during 2007 and the principal functions performed by each committee:

Committee	Functions
Audit Number of Meetings: 13 Members: James P. Holden Michael J. McGuiness James F. Mooney*
•    Selects our independent registered public accounting firm
•    Reviews reports of our independent registered public accounting firm
•    Reviews and approves the scope and cost of all services, including all non-audit services, provided by the firm selected to conduct the audit
•    Monitors the effectiveness of the audit process
•    Reviews adequacy of financial and operating controls
•    Monitors corporate compliance program

Committee	Functions
Compensation Number of Meetings: 3 Members: Leon D. Black Lawrence F. Gilberti* Warren N. Lieberfarb	• Reviews our executive compensation policies and strategies • Oversees and evaluates our overall compensation structure and programs

Nominating and Corporate Governance Number of Meetings: 2 Members: Leon D. Black Lawrence F. Gilberti James P. Holden* Warren N. Lieberfarb Michael J. McGuiness James F. Mooney
•    Develops and implements policies and practices relating to corporate governance
•    Reviews and monitors implementation of our policies and procedures
•    Assists in developing criteria for open positions on the Board
•    Reviews background information on potential candidates and makes recommendations to the Board
•    Makes recommendations to the Board with respect to committee assignments

*	Chairman
Audit Committee’s Financial Expert
     Our Board has determined that James F. Mooney, the chairman of the Audit Committee and a independent director, is qualified as an “audit committee financial expert” within the meaning of SEC regulations, and he has accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ.
Corporate Governance Guidelines and Code of Ethics
     Our Board has adopted Corporate Governance Guidelines which set forth a flexible framework within which the Board, assisted by its committees, directs our affairs. The Guidelines cover, among other things, the composition and functions of our Board, director independence, management succession and review, committee assignments and selection of new members of our Board. A copy of the Guidelines is available on our website at www.sirius.com.
     Our Board has also adopted a Code of Ethics, which is applicable to all our employees, including our chief executive officer, principal financial officer and principal accounting officer.
     Our Code of Ethics is available on our website at www.sirius.com and in print to any stockholder who requests it from our Corporate Secretary. If we amend or waive the Code of Ethics with respect to our chief executive officer, principal financial officer or principal accounting officer, we will post the amendment or waiver at this location on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership of our common stock and changes in such ownership with the Securities and Exchange Commission, or the SEC. Based on our records and other information, we believe that all Section 16(a) forms required to be filed during 2007 were filed on a timely basis and in compliance with the requirements of Section 16(a).

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overall Program Objectives
          We strive to attract, motivate and retain high-quality executives by providing total compensation that is performance-based and competitive with the various markets and industries in which we compete for talent. We provide incentives to advance the interests of stockholders and deliver levels of compensation that are commensurate with performance. Overall, we design our executive compensation program to:
•	support our corporate strategy and business plan by clearly communicating goals and objectives to executives and by rewarding achievement;

•	retain and recruit highly qualified and effective executive talent; and

•	create a strong performance alignment with stockholders’ interests.
          We seek to achieve these objectives through three key compensation elements:
•	a base salary;

•	a performance-based annual bonus (that constitutes the short-term incentive element of our program), which may be paid in cash, restricted stock units, shares of stock or a combination of these; and

•	grants of long-term, equity-based compensation (that constitute the long-term incentive element of our program), such as stock options and/or restricted stock units, which may be subject to time-based and/or performance-based vesting requirements.
          The Compensation Committee believes that this three-part approach is consistent with programs adopted by similarly situated companies and best serves the interests of our stockholders. The approach enables us to meet the requirements of the competitive environment in which we operate, while ensuring that executive officers are compensated in a manner that advances both the short and long-term interests of our stockholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is “at risk"— namely, the annual bonus and the value of stock options and restricted stock units. Stock options and/or restricted stock units relate a significant portion of each executive’s long-term remuneration directly to the stock price appreciation realized by our stockholders.
          Our executives participate in our 401(k) Savings Plan, including the profit sharing component of that plan. We do not sponsor or maintain a retirement plan or deferred compensation plan for any of our employees.
Compensation Considerations
          In making compensation decisions with respect to each element of compensation, the Compensation Committee considers the competitive market for executives and compensation levels paid by comparable companies. The Compensation Committee from time to time reviews the compensation practices at companies with which it competes for talent, including radio, television, cable, film, software development, consumer electronics and other publicly held businesses with a scope and complexity similar to ours. The Compensation Committee has not established a defined peer group against which it benchmarks compensation. The businesses chosen for comparison may differ from one executive to the next depending on the scope and nature of the business for which the particular executive is responsible.
          The Compensation Committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by peers. Instead, the Compensation Committee uses market comparison as one factor in making compensation decisions. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationship, complexity and importance of roles and responsibilities, leadership and growth potential.

Executive Compensation Practices
          Our practices with respect to the key compensation elements identified above, as well as other elements of compensation, are described below, followed by a discussion of the specific factors considered in determining key compensation elements for the named executive officers for 2007.
Base Salary for Named Executive Officers
          Purpose. The objective of base salary is to reflect job responsibilities, value to us, and individual performance with respect to market competitiveness.
          Considerations. In 2007, base salaries for the five executive officers named in the Summary Compensation Table were determined in accordance with employment agreements with those officers. The minimum salaries set forth in the employment agreements and the amount of any increase over these salaries was determined by the Compensation Committee based on a variety of factors, including:
•	the nature and responsibility of the position and, to the extent available, salary norms for persons in similar positions at comparable companies;

•	the expertise of the individual executive;

•	the executives’ salary history;

•	the competitiveness of the market for the executives’ services; and

•	the recommendations of our Chief Executive Officer (except as to his own compensation).
          Salaries are generally reviewed annually and are often reviewed in connection with the extension of an employment agreement. In setting base salaries, the Compensation Committee considers the importance of linking a high proportion of each executive officer’s compensation to performance in the form of the annual bonus as well as long-term stock-based compensation, which is tied to our stock price performance.
          While, as noted above, the Compensation Committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by peers, the Committee from time to time reviews peer data of similar executives at comparable companies, depending on the executive, in the radio, television, cable, film, software development, consumer electronics and other publicly held businesses with a scope and complexity similar to ours.
          Year 2007 Decisions. In 2007 all of the named executive officers were employed pursuant to agreements described under “Potential Payments upon Termination or Change-in-Control — Employment Agreements” below.
          The base salary of Mr. Karmazin was not changed in 2007.
          Effective February 1, 2007, Mr. Greenstein’s base salary was increased to $800,000 from $700,000 to reflect the increasing scope of his responsibilities as we continue to expand and strengthen our marketing, programming, ad sales, research and interactive efforts.
          Effective February 1, 2007, Mr. Meyer’s base salary was increased to $900,000 from $800,000 to reflect his contributions during 2006 and the increasing scope of his responsibilities as we strengthen our sales and operations functions.
          Effective February 1, 2007, Mr. Donnelly’s base salary was increased to $450,000 from $400,000 to reflect the increasing scope of his responsibilities, and his contributions and performance during 2006. Mr. Donnelly’s base salary was further increased to $500,000 on June 1, 2007 upon signing his new employment agreement and in recognition of additional expanded responsibilities.

          Effective February 1, 2007, Mr. Frear’s base salary was increased to $525,000 from $450,000 to reflect the increasing scope of his responsibilities in the areas of finance and information technology, his increasing involvement in our satellite procurement program, and his contributions during 2006.
Annual Bonus for Named Executive Officers
          Purpose. Our compensation program provides for an annual bonus that is discretionary. Although our annual bonus compensation element is discretionary, the Compensation Committee attempts to award bonuses that incentivize individuals to achieve goals that are intended to correlate closely with growth of our business and stockholder value and to compensate individuals upon the achievement of such goals.
          Considerations. Although our annual bonus awards are discretionary, during the past three years the Compensation Committee generally employed the three step process described below to assist it in shaping its decision and assist in evaluating appropriate bonuses for our named executive officers. The Compensation Committee may not employ the same process, or may adopt a modified or wholly different process in the future, in making bonus decisions.
•	The Compensation Committee, working with senior management, set performance goals each year. Performance against these goals was used as one of the principal measures to determine overall bonus funding for the company and our executive officers. In 2007, these goals were not formalized due to our pending merger with XM Radio.

•	At the end of the year, the Compensation Committee measured our actual performance against the established performance goals to determine the appropriate funding of a bonus pool for all employees. In determining the extent to which the performance goals were met, the Compensation Committee exercised its judgment whether to reflect or exclude the impact of changes in accounting principles, extraordinary, unusual or infrequently occurring events reported in our public filings, and changes approved from time to time by the Board outside of the original plan for the year. In 2007, the Compensation Committee reviewed our actual performance against a variety of key metrics. In determining the bonus pool, the Compensation Committee also considered a variety of additional accomplishments and factors that it believed were relevant.

•	Following a consideration of the performance goals, additional accomplishments and other factors the Compensation Committee deemed relevant, the Compensation Committee determined an aggregate bonus pool for all employees. The actual bonuses for individual employees, however, are fully discretionary. For named executive officers (other than himself), our Chief Executive Officer recommended to the Compensation Committee individual bonus amounts taking into account overall approved bonus funding and the contributions of each individual during the year. These amounts were reviewed and discussed with the Compensation Committee by our Chief Executive Officer. For the Chief Executive Officer, the Compensation Committee reviewed his performance for the year and determined an appropriate bonus amount.
          In 2008, the Compensation Committee intends to determine the overall bonus funding by evaluating the company’s performance against its 2008 business plan as approved by board of directors, including metrics such as total subscribers, cash, revenues, EBITDA, SAC per gross addition, churn, operating expense growth, and other factors that it determines are appropriate.
          The Compensation Committee has discretion as to whether annual bonuses for our named executive officers will be paid in cash, restricted stock units or a combination thereof. In general, our practice is to pay these bonuses 50% in cash and 50% in restricted stock units. Any restricted stock units that are awarded are granted under a long-term incentive plan approved by our stockholders. The Compensation Committee also retains discretion, in appropriate circumstances, to grant a higher or lower bonus or no bonus at all.
          Year 2007 Decisions. In 2007, the Compensation Committee approved bonuses that were intended to achieve two principal objectives:

•	to continue to link compensation with performance, as measured at the company and individual levels; and

•	to reward and differentiate employees based on individual performance.
          At the end of the year, the Compensation Committee reviewed the company’s performance, additional accomplishments and other factors it deemed relevant, and approved a bonus pool for employees.
          The annual bonus for Mr. Karmazin is discussed below under “Compensation of our Chief Executive Officer.”
          Mr. Greenstein was awarded a bonus for his contributions during the year, including his role in the continued enhancement of our programming and the marketing efforts which supported our brand awareness and customer satisfaction levels, and the addition of net new subscribers.
          Mr. Meyer was a awarded a bonus for his contributions during the year, including his role in the company being cash flow positive in the second half of 2007, adding net new subscribers in 2007, containing operating expense growth, launching SIRIUS Backseat TV, improving our segment share, improving self-pay churn levels and customer save rates, controlling subscriber acquisition costs per gross addition, improving automaker penetration and negotiating extensions of our agreements with various automakers.
          Mr. Donnelly was awarded a bonus for his contributions during the year, including his regular on-going contributions as our general counsel, and his role in our Copyright Royalty Board proceeding, raising additional funding on favorable terms, the negotiation, execution and pursuit of approval of our pending merger with XM Radio and negotiating extensions of our agreements with various automakers.
          Mr. Frear was awarded a bonus for his contributions during the year, including his regular on-going contributions as our chief financial officer, and his role in the company being cash flow positive in the second half of 2007, improvements in our subscriber acquisition costs per gross addition, containing operating expense growth, our Copyright Royalty Board proceeding, the negotiation, execution and pursuit of approval of our pending merger with XM Radio, and raising additional funding on favorable terms.
          Based on the foregoing, the Compensation Committee approved the bonus amounts set forth in the Summary Compensation Table.
Long-term Incentive Compensation for Named Executive Officers
          Purpose. The objective of the program is to align compensation for named executive officers over a multi-year period directly with the interests of our stockholders by motivating and rewarding actions that create or increase long-term stockholder value. The level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to named executive officers and the goals of the compensation program described above.
          Mix of Restricted Stock Units and Stock Options. Our long-term incentive compensation generally takes the form of stock options and restricted stock units. The two forms of awards reward stockholder value creation in different ways. Stock options (which have exercise prices equal to the market price on the date of grant) reward named executive officers only if the stock price increases. Restricted stock units are affected by all stock price changes, so the value to named executive officers is affected by both increases and decreases in stock price.
          In the case of normal annual grants, 100% of the total value of a long-term compensation award typically takes the form of stock options. In other cases, such as negotiated grants issued upon extension of an employment agreement, a portion of the total value may be in the form of restricted stock units.

          Stock Options. Our long-term incentive program calls for stock options to be granted with exercise prices of not less than fair market value of our stock on the date of grant and to vest proportionally over four years, if the employee is still employed by us, with exceptions to this vesting schedule made by the Compensation Committee. We define fair market value as the stock price on the close of business on the day of grant for existing employees and on the close of business the day before hiring for new employees.
          Year 2007 Decisions. In 2007, the long-term compensation awarded by the Compensation Committee to named executive officers under the programs described above is identified in the Grants of Plan-Based Awards for 2007 table and was awarded to each named executive officer for the reasons detailed in the Base Salary and Annual Bonus sections of this Compensation Discussion and Analysis.
          Periodic Review. The Compensation Committee reviews both the annual bonus program and long-term incentive program to ensure that their key elements continue to meet the objectives described above. In determining the annual grants of restricted stock units and stock options, the Compensation Committee considered any market data on total compensation packages and, except in the case of the Chief Executive Officer, the recommendations of the Chief Executive Officer.
Perquisites and Other Benefits for Named Executive Officers
          With limited exceptions, the Compensation Committee supports providing perquisites and other benefits to named executive officers that are substantially the same as those offered to our other full time employees and are provided to executives in similarly situated companies.
Payments to Named Executive Officers Upon Termination or Change in Control
          The employment agreements we entered into with our named executive officers provide for severance payments and, in connection with a severance that occurs after a change in control, additional payments (including tax “gross-up” payments to protect certain named executive officers from so-called “golden parachute” excise taxes that could arise in such circumstances). These arrangements vary from executive to executive due to individual negotiations based on executive history and individual circumstances.
          We believe that these severance and change-in-control arrangements mitigate some of the risk that exists for executives working in a nascent industry. These arrangements are intended to attract and retain qualified executives who could have other job alternatives that may appear to them, in the absence of these arrangements, to be less risky.
          There is a possibility that we could be acquired in the future. Accordingly, we believe that severance payments in connection with a change in control are necessary to enable key executives to evaluate objectively the benefits to our stockholders of a proposed transaction, notwithstanding its potential effects on their own job security.
Total Compensation for Named Executive Officers
          In making decisions with respect to any element of a named executive officer’s compensation, the Compensation Committee considers the total compensation that may be awarded to the officer, including salary, annual bonus, long-term incentives, perquisites and other benefits. In addition, the Compensation Committee considers the other benefits to which the officer is entitled by his employment agreement, including compensation payable upon termination of employment under a variety of circumstances. In making its decisions regarding compensation for 2007, the Compensation Committee reviewed the total compensation potentially payable to, and the benefits accruing to, each named executive officer. The Compensation Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.
Compensation of our Chief Executive Officer
          In November 2004, our board of directors negotiated, and we entered into, a five-year employment agreement with Mel Karmazin to serve as our Chief Executive Officer. The material terms of Mr. Karmazin’s employment agreement are described below under “Potential Payments Upon Termination and Change-in-Control — Employment Agreements — Mel Karmazin.”
          The terms of Mr. Karmazin’s employment were established by negotiations between Mr. Karmazin and members of our Board, including members of the Compensation Committee. The Board and the Compensation Committee did not retain an independent compensation consultant specifically to advise them in the negotiation of Mr. Karmazin’s compensation arrangements or to assess the reasonableness of the compensation arrangements. In assessing Mr. Karmazin’s compensation, the Compensation Committee and our Board evaluated:
•	Mr. Karmazin’s historical compensation; and

•	other publicly available compensation information for chief executive officers that had been prepared earlier by Frederick W. Cook, Inc. at the request of the Compensation Committee as part of the process of evaluating potential compensation for our former CEO, Joseph P. Clayton, in the event that the Compensation Committee decided to extend his employment as our Chief Executive Officer.
          Our Board and the Compensation Committee concluded that, in their business judgment, Mr. Karmazin’s profile, qualifications and experience, particularly in radio, were uniquely suited for our needs, and that the compensation, including the base salary, stock option and restricted stock components of the compensation, was, taken as a whole, reasonable and appropriate under the circumstances.
          In February 2008, the Compensation Committee awarded an annual bonus to Mr. Karmazin of $4,000,000 in recognition of his performance and our corporate performance, including:
•	the increase in our net additions and end of period subscriptions in 2007;

•	achieving positive free cash flow in the second half of 2007 and fourth quarter of 2007, with greater positive free cash flow than in the fourth quarter of 2006;

•	the increase in our 2007 revenues by 44.7% while total operating expenses (excluding depreciation and stock-based compensation) increased by only 7.6%;

•	the performance of our average monthly churn as compared to the public guidance for such metric;

•	his contribution to the Copyright Royalty Board proceeding;

•	the negotiation, execution and pursuit of approval of our pending merger with XM Radio;

•	the launch of SIRIUS Backseat TV;

•	the securing additional funding on favorable terms;

•	the continued enhancement of our programming; and

•	the execution of extensions to our agreements with various automakers, and the increased penetration rates secured from automakers.
          Mr. Karmazin’s bonus was paid in cash, not a combination of cash and restricted stock units. In awarding Mr. Karmazin’s bonus in cash, the Compensation Committee considered his existing compensation arrangements and the amount of our common stock currently owned by him through open market purchases as well as stock options and restricted shares of common stock held by him. The Compensation Committee concluded that Mr. Karmazin’s interests were already highly aligned with stockholders, and that an award of additional restricted stock was not necessary to advance other corporate interests, such as retention or alignment.
          As is apparent in the Summary Compensation Table on page 13, most of the difference in total compensation between Mr. Karmazin and our other named executive officers is attributable to the value reflected in the table for “Option Awards.” As reflected in the Outstanding Equity Awards at Fiscal Year-End 2007 table on page 14, and described in footnote (1) to that table, Mr. Karmazin received an award of a stock option covering a substantial number of shares (as well as shares of restricted stock reflected in the Outstanding Equity Awards at Fiscal Year-End 2007 table and the Options Exercised and Stock Vested for 2007 table) in connection with the execution of his employment agreement in November 2004. Mr. Karmazin did not receive any equity-based awards in 2006 or 2007. The total compensation in the Summary Compensation Table reflects the inclusion, as noted in footnote (2) to the table, of the expense recognized solely for financial statement reporting purposes in 2006 and 2007 for option awards.
Policy with Respect to Internal Revenue Code Section 162(m)
          Section 162(m) of the Internal Revenue Code places a $1 million per person limitation on the tax deduction we may take for compensation paid to our Chief Executive Officer and our three other highest paid executive officers other than our Chief Executive Officer and Chief Financial Officer except that compensation constituting performance-based compensation, as defined by the Internal Revenue Code, is not subject to the $1 million limit. The Compensation Committee reserves the discretion to pay compensation that does not qualify for exemption under Section 162(m) where the Compensation Committee believes such action to be in the best interests of our stockholders.
Compensation Committee Report
          We have reviewed and discussed the Compensation Discussion and Analysis with management and as a committee. Based on our review and discussion with management, we recommended that the board of directors include the Compensation Discussion and Analysis in this report.
Leon D. Black
Lawrence F. Gilberti, Chairman
Warren N. Lieberfarb

Summary Compensation Table
     The following table provides information concerning total compensation earned or paid to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers who served in such capacities as of December 31, 2007 for services rendered to us during the past two fiscal years. These five officers are referred to herein as the named executive officers.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation	Earnings	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mel Karmazin	2007	1,250,000	4,000,000	2,832,000	24,118,312	—	—	18,743	32,219,055
Chief Executive Officer	2006	1,250,000	3,000,000	2,832,000	24,118,312	—	—	16,937	31,217,249

Scott A. Greenstein	2007	791,667	440,000	1,351,441	2,439,272	—	—	17,243	5,039,623
President, Entertainment and Sports	2006	700,000	400,000	2,817,260	3,153,839	—	—	17,145	7,088,244

James E. Meyer	2007	891,667	512,500	978,439	1,132,218	—	—	136,003	3,650,827
President, Sales and Operations	2006	778,396	462,500	2,918,503	1,349,806	—	—	118,396	5,627,601

Patrick L. Donnelly	2007	475,000	300,000	429,432	621,623	—	—	18,743	1,844,798
Executive Vice President, General Counsel and Secretary	2006	397,464	225,000	434,196	305,105	—	—	19,162	1,380,927

David J. Frear	2007	518,750	350,000	1,496,884	1,331,396	—	—	18,743	3,715,773
Executive Vice President and Chief Financial Officer	2006	450,000	262,500	341,244	1,394,133	—	—	16,185	2,464,062

(1)	Bonuses for Messrs. Greenstein, Meyer, Donnelly and Frear were paid 50% in cash and 50% in restricted stock units. The amount shown in the “Bonus” column reflects the portion of the annual bonus paid in cash in the year for which it is earned. The portion of the bonus paid in restricted stock units is reflected in the “Grants of Plan-Based Awards for 2007” table in the year granted, which will be the year following that for which the bonus was earned.

(2)	Amounts represent expense recognized for financial statement reporting purposes for the fiscal year in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In the case of stock options granted to Messrs. Greenstein, Meyer, Donnelly and Frear, the amounts also reflect estimates of forfeitures relating to service-based vesting conditions on the grant date. Please refer to Note 2 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding assumptions underlying valuation of equity awards. These dollar amounts include amounts from awards granted in and prior to 2007.

(3)	Represents matching and profit sharing contributions by us under our 401(k) savings plan. The profit sharing contribution was $11,993 in 2007 and $12,562 in 2006 for each executive and was paid in the form of shares of our common stock. All other compensation for Mr. Meyer also includes amounts reimbursed for temporary living and travel expenses. In 2007, Mr. Meyer was paid $53,000 for rent, $13,129 for travel, $3,710 for utilities, and $47,421 for reimbursement of taxes associated with these expenditures in accordance with his employment agreement. In 2006, Mr. Meyer was paid $54,000 for rent, $12,102 for travel, $2,928 for utilities, and $32,206 for reimbursement of taxes associated with these expenditures in accordance with his employment agreement. Travel-related expenses include airfare, taxi/car services, and other incidental travel-related costs which are reimbursed based on receipts.
Grants of Plan-Based Awards for 2007
     The following table provides information with respect to equity grants made during fiscal year 2007 to the named executive officers.

			All Other Option
		All Other Stock	Awards: Number
		Awards: Number	of Securities
		of Shares of Stock	Underlying	Exercise or Base Price	Grant Date Fair Value
		or Units	Options	of Option Awards	of Stock and Option Awards
Name	Grant Date	(#)(1)	(#)(2)	($/Sh)(3)	($)(4)
Mel Karmazin	—	—	—	—	—
Scott A. Greenstein	2/1/2007	—	435,000	3.70	851,280
	2/1/2007	108,109	—	—	400,003
James E. Meyer	2/1/2007	—	512,000	3.70	1,001,966
	2/1/2007	125,000	—	—	462,500
Patrick L. Donnelly	2/1/2007	—	256,000	3.70	500,983
	2/1/2007	60,811	—	—	225,001
	5/17/2007	—	1,450,000	2.72	2,078,897
	5/17/2007	275,000	—	—	748,000
David J. Frear	2/1/2007	—	307,000	3.70	600,788
	2/1/2007	70,946	—	—	262,500

(1)	The stock awards granted on February 1, 2007 represent the portion of the 2006 annual bonus which was paid 50% in restricted stock units. These restricted stock units vested on February 20, 2008. The stock awards granted to Mr. Donnelly on May 17, 2007 in connection with the extension of his employment agreement vest in three equal annual installments from the date of grant.

(2)	The option awards granted on February 1, 2007 vest proportionally over four years from the date of grant and have a term of ten years. The option award granted on May 17, 2007 to Mr. Donnelly in connection with the extension of his employment agreement vest in three equal annual installments from the date of grant and has a term of ten years.

(3)	The exercise price of each option is equal to the fair market value, or closing price, of our common stock on the date of grant.

(4)	The aggregate grant date fair value of restricted stock unit and stock option awards were computed in accordance with SFAS No. 123R. The assumptions used in the valuation are discussed in Note 2 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
Outstanding Equity Awards at Fiscal Year-End 2007
     The following table provides information with respect to the status at December 31, 2007 of all unexercised options and unvested restricted stock and restricted stock units awarded to each of the named executive officers. The grants listed in the Grants of Plan-Based Awards for 2007 table also appear in this table.

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity						Plan Awards:
			Incentive Plan					Equity Incentive	Market or
			Awards:					Plan Awards:	Payout Value
	Number of	Number of	Number of					Number of	of Unearned
	Securities	Securities	Securities			Number of	Market Value	Unearned	Shares, Units
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Shares, Units or	or Other
	Unexercised	Unexercised	Unexercised			of Stock That	Units of Stock	Other Rights	Rights That
	Options	Options	Unearned	Option Exercise	Option	Have Not	That Have not	That Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)(6)	($)(7)	(#)	($)
Mel Karmazin(1)	18,000,000	12,000,000	—	4.72	11/17/2014	1,200,000	3,636,000	—	—
Scott A. Greenstein(2)	450,000	—	—	3.14	12/31/2007	108,109	327,570	—	—
	1,000,000	—	—	3.14	5/5/2014	—	—	—	—
	833,333	416,667	—	6.60	8/8/2015	—	—	—	—
	—	435,000	—	3.70	2/1/2017	—	—	—	—
James E. Meyer(3)	600,000	—	—	3.14	12/31/2007	125,000	378,750	—	—
	50,000	—	—	6.75	12/14/2011	—	—	—	—
	66,666			1.04	8/11/2013	—	—	—	—
	337,500	1,012,500	—	5.54	2/2/2016	—	—	—	—
	—	512,000	—	3.70	2/1/2017	—	—	—	—
Patrick L. Donnelly(4)	400,000	—	—	7.50	5/1/2011	60,811	184,257	—	—
	100,000	—	—	7.61	5/1/2011	275,000	833,250	—	—
	16,666	—	—	1.04	8/11/2013	—	—	—	—
	30,000	90,000	—	5.71	2/1/2016	—	—	—	—
	—	256,000	—	3.70	2/1/2017	—	—	—	—
	—	1,450,000	—	2.72	5/17/2017	—	—	—	—
David J. Frear(5)	1,150,000	—	—	1.85	8/11/2013	300,000	909,000	—	—
	466,666	233,334	—	6.61	8/10/2015	70,946	214,996	—	—
	—	307,000	—	3.70	2/1/2017	—	—	—	—

(1)	Outstanding equity awards for Mr. Karmazin vest in five equal annual installments from the date of grant on November 18, 2004.

(2)	Outstanding equity awards for Mr. Greenstein vest as follows: 450,000 exercisable options granted at an exercise price of $3.14 vested on March 15, 2007 as a result of the satisfaction of performance targets for the year ended December 31, 2006; 1,000,000 exercisable options granted at an exercise price of $3.14 vested immediately on the date of grant on May 5, 2004; options granted at an exercise price of $6.60 vest in three equal annual installments from the date of grant on August 8, 2005; options granted at an exercise price of $3.70 vest in four equal annual installments from the date of grant on February 1, 2007; and 108,109 restricted stock units vested on February 20, 2008.

(3)	Outstanding equity awards for Mr. Meyer vest as follows: options granted at an exercise price of $3.14 vested either on March 15, 2006 or April 16, 2006 as a result of the satisfaction of performance targets for the year ended December 31, 2005; options granted at an exercise price of $6.75 vested 50% on the date of grant on December 14, 2001 and 25% per year thereafter; options granted at an exercise price of $1.04 vested in three equal annual installments on July 1, 2004, July 1, 2005 and July 1, 2006; options granted at an exercise price of $5.54 vest in four equal annual installments from the date of grant on February 2, 2006; options granted at an exercise price of $3.70 vest in four equal annual installments from the date of grant on February 1, 2007; and 125,000 restricted stock units vested on February 20, 2008.

(4)	Outstanding equity awards for Mr. Donnelly vest as follows: options granted at an exercise price of $7.50 vested 41.25% on the date of grant on May 1, 2001, 19.75% on October 15, 2001, 19.5% on April 15, 2002 and 19.5% on October 15, 2002; options granted at an exercise price of $7.61 vested immediately on the date of grant on May 1, 2001; options granted at an exercise price of $1.04 vested in three equal annual installments on July 1, 2004, July 1, 2005 and July 1, 2006; options granted at an exercise price of $5.71 vest in four equal annual installments from the date of grant on February 1, 2006; options granted at an exercise price of $3.70 vest in four equal annual installments from the date of grant on February 1, 2007; options granted at an exercise price of $2.72 vest in three equal annual installments from the date of grant on May 17, 2007; 60,611 restricted stock units vested on February 20, 2008; and 275,000 restricted stock units vest in three equal annual installments from the date of grant on May 17, 2007.

(5)	Outstanding equity awards for Mr. Frear vest as follows: options granted at an exercise price of $1.85 vested either in three equal annual installments on July 1, 2004, July 1, 2005, and July 1, 2006, on March 15, 2004 as a result of the satisfaction of performance targets for the year ended December 31, 2003, or on March 15, 2005 as a result of the satisfaction of performance targets for the year ended December 31, 2004; options granted at an exercise price of $6.61 vest in three equal annual installments from the date of grant on August 10, 2005; options granted at an exercise price of $3.70 vest in four equal annual installments from the date of grant on February 1, 2007; 300,000 restricted stock units vested on March 15, 2008 as a result of the satisfaction of performance targets for the year ended December 31, 2007; and 70,946 restricted stock units vested on February 20, 2008.

(6)	Vesting and payment of all restricted stock units reflected above will be accelerated upon the death of the executive officer or upon a triggering event following a change in control, as defined under our stock incentive plans, or upon the occurrence of an event that triggers immediate vesting of the outstanding awards under the executive’s employment agreement.

(7)	Amount is based on the closing price of our common stock of $3.03 on December 31, 2007.
Option Exercises and Stock Vested for 2007
     The following table provides information with respect to option exercises and restricted stock and restricted stock units that vested during 2007.

	Option Awards		Stock Awards
	Number of Shares Acquired		Number of Shares Acquired on
	on Exercise	Value Realized on Exercise	Vesting(2)	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Mel Karmazin	—	—	600,000	2,112,000
Scott A. Greenstein	—	—	678,296	2,099,413
James E. Meyer	33,334 (1)	65,335	370,053	1,175,490
Patrick L. Donnelly	—	—	35,026	125,743
David J. Frear	—	—	39,405	141,464

(1)	These options would have expired on December 31, 2007.

(2)	Includes the portion of the 2005 bonus that was granted as restricted stock units to all named executive officers, except Mr. Karmazin. These restricted stock units were granted on February 1, 2006 and vested on February 15, 2007.

Potential Payments Upon Termination or Change-in-Control
Employment Agreements
     We have entered into an employment agreement with each of our named executive officers, which contain provisions regarding payments upon a termination or change of control.
Mel Karmazin
     In November 2004, we entered into a five-year agreement with Mel Karmazin to serve as our Chief Executive Officer. We pay Mr. Karmazin a base salary of $1,250,000 per year, and annual bonuses in an amount determined each year by the Compensation Committee of our Board.
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
     In the event that any payment we make, or benefit we provide, to Mr. Karmazin would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Karmazin the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
Scott A. Greenstein
     Mr. Greenstein has agreed to serve as our President, Entertainment and Sports, through July 2009. For the fiscal year ending December 31, 2007, Mr. Greenstein’s salary was $800,000. As of February 1, 2008, we pay Mr. Greenstein an annual salary of $850,000.
     If Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum payment equal to (1) his base salary in effect from the termination date through July 2009 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through July 2009. In the event Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, dental and life insurance benefits for 18 months following his termination.
     If, following the occurrence of a change in control, Mr. Greenstein is terminated without cause or he terminates his employment for good reason, we are obligated to pay Mr. Greenstein the lesser of (1) four times his base salary and (2) 80% of the multiple of base salary, if any, that our Chief Executive Officer would be entitled to receive under his or her employment agreement if he or she was terminated without cause or terminated for good reason following such change in control. We are also obligated to continue Mr. Greenstein’s medical, dental and life insurance benefits, or pay him an amount sufficient to replace these benefits, until the third anniversary of his termination date.
     In the event that any payment we make, or benefit we provide, to Mr. Greenstein would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Greenstein the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
James E. Meyer
     Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2010. For the fiscal year ending December 31, 2007,

Mr. Meyer’s salary was $900,000. As of February 1, 2008, we pay Mr. Meyer an annual salary of $950,000.
     In the event Mr. Meyer’s employment is terminated without cause or he terminates his employment for good reason, we will pay him a lump sum payment equal to (1) his annual base salary in effect on the termination date plus, (2) the greater of (x) a bonus equal to 60% of his annual base salary or (y) the prior year’s annual bonus actually paid to him (the “Designated Amount”). Pursuant to his employment agreement, Mr. Meyer may elect to retire in April 2008, April 2009, or April 2010. In the event he elects to retire, we have agreed to pay him a lump sum payment equal to the Designated Amount. In the event Mr. Meyer’s employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and dental insurance benefits for 18 months following his termination and to continue his life insurance benefits for twelve months following his termination. If Mr. Meyer’s employment is terminated due to a scheduled retirement, we are obligated to continue his medical, dental and life insurance benefits for 12 months following his termination.
     If, following the consummation of the pending merger with XM Radio, Mr. Meyer elects to retire (which he may do shortly following the merger or the next April following the merger), or Mr. Meyer is terminated without cause or he terminates his employment for good reason during the 12 month period following the merger, we will pay him a lump sum payment equal to two times the Designated Amount. In the event Mr. Meyer elects to retire or Mr. Meyer is terminated without cause or he terminates his employment for good reason during the 12 month period following the merger, we are also obligated to continue his medical, dental and life insurance benefits for 24 months following his termination.
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
     In the event that any payment we make, or benefit we provide, to Mr. Meyer would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Meyer the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax were not imposed.
Patrick L. Donnelly
     Mr. Donnelly has agreed to serve as our Executive Vice President, General Counsel and Secretary, through April 2010. For the fiscal year ending December 31, 2007, Mr. Donnelly’s salary was $500,000. As of February 1, 2008, we pay Mr. Donnelly an annual base salary of $525,000.
     If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.
     In the event that any payment we make, or benefit we provide, to Mr. Donnelly would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Donnelly the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
David J. Frear
     Mr. Frear has agreed to serve as our Executive Vice President and Chief Financial Officer through July 2011. For the fiscal year ending December 31, 2007, Mr. Frear’s salary was $525,000. As of February 1, 2008, we pay Mr. Frear an annual salary of $550,000. Mr. Frear’s base salary will increase to $750,000 on August 1, 2008.
     If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.

     In the event that any payment we make, or benefit we provide, to Mr. Frear would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Frear the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
Potential Payments
     If a triggering event and/or termination of employment had occurred as of December 31, 2007, we estimate that the value of the benefits under the employment agreements would have been as follows:

		Lump Sum	Accelerated	Continuation of
		Severance	Equity	Insurance
		Payment	Vesting(1)	Benefits(2)	Tax Gross-Up	Total
Name	Conditions for payouts	($)	($)	($)	($)	($)
Mel Karmazin	Upon death, disability or change in control.	—	3,636,000	—	—	3,636,000
	Termination without cause or for good reason.	4,360,274	3,636,000	—	—	7,996,274
Scott A. Greenstein	Termination without cause or for good reason.	2,224,658	—	22,551	—	2,247,209
	If following the occurrence of a change in control, termination without cause or for good reason.	1,204,608	327,570	53,923	—	1,586,101
James E. Meyer	Termination without cause, for good reason or for scheduled retirement.	1,825,000	—	20,794 (3)	—	1,845,794
	If following the occurrence of a change in control, (other than a result of an XM-Sirius merger) termination without cause or for good reason.	1,825,000	378,750	20,794	—	2,224,544
	If following the 12 month period after the consummation of the Sirius-XM merger, termination without cause, for good reason or scheduled retirement.	3,650,000	—	31,937	—	3,681,937
Patrick L. Donnelly	Termination without cause or for good reason.	950,000	—	12,993	—	962,993
	If following the occurrence of a change in control, termination without cause or for good reason.	950,000	1,467,007	12,993	—	2,430,000
David J. Frear	Termination without cause or for good reason.	1,050,000	—	12,993	—	1,062,993
	If following the occurrence of a change in control, termination without cause or for good reason.	1,050,000	1,123,966	12,993	—	2,186,959

(1)	Assumes that unvested equity would vest upon a change in control as stated in our stock incentive plans. Amounts were calculated based on the closing price of our common stock on December 31, 2007 of $3.03. The accelerated vesting of options is valued at (a) the difference between the closing price and the exercise price of the options times (b) the number of shares of common stock underlying the options. The accelerated vesting of restricted stock and restricted stock units is valued at the closing price times the number of shares of restricted stock and restricted stock units.

(2)	Assumes that medical and dental benefits would be continued under COBRA for up to 18 months at current rates; thereafter assumes rate of two times current employer costs. Assumes that life insurance would be continued at rate of two times current employer cost.

(3)	If Mr. Meyer terminates due to a scheduled retirement, then continuation of insurance benefits cost is estimated to be $14,263, instead of $20,794.

Compensation for Non-Employee Directors
     Currently, each member of our Board, who is not employed by us, receives a cash annual retainer and equity compensation payable in the following manner:
•	$50,000 in cash; and

•	$70,000 in the form of options to purchase our common stock which are issued the business day following each year’s annual meeting of stockholders.
     Any director who fails to attend at least 75% of the meetings of the Board in any given year forfeits 25% of his or her compensation that is payable in cash. During 2007, all of our directors, other than Leon Black, attended over 75% of the meetings of our Board.
     Each director who serves as chair of a committee of the Board receives an additional annual cash retainer as follows: the audit committee chairman receives $30,000; the compensation committee chairman receives $20,000 and the nominating and corporate governance committee chairman receives $10,000. All options to purchase common stock awarded to our directors vest over a four-year period, with 25% vesting on each anniversary of the date of grant. No options will vest in a given year if, in the prior calendar year, the director failed to attend at least 75% of the meetings of the Board.
     We also pay reasonable travel and accommodation expenses of directors in connection with their participation in meetings of the Board. For more information on the compensation of our directors, see “Executive Compensation — Director Compensation Table for 2007.”
Director Compensation Table for 2007
     The following table provides compensation information for the year ended December 31, 2007 for each of our non-employee directors.

					Change in
					Pension Value of
					Non-Qualified
	Fee Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards(1)(2)	Awards(1)(3)	Compensation	Earnings	Compensation(4)	Total
Name	($)	($)	($)	($)	($)	($)	($)
Joseph P. Clayton	—	—	—	—	—	27,032	27,032
Leon D. Black	50,000	16,320	40,991	—	—	—	107,311
Lawrence F. Gilberti	70,000	16,320	40,991	—	—	—	127,311
James P. Holden	60,000	16,320	40,991	—	—	—	117,311
Warren N. Lieberfarb	50,000	16,320	40,991	—	—	—	107,311
Michael J. McGuiness	50,000	16,320	40,991	—	—	—	107,311
James F. Mooney	80,000	16,320	40,991	—	—	—	137,311

(1)	Amounts represent expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS No. 123R, disregarding estimates of forfeitures related to service-based vesting conditions. Please refer to Note 2 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 regarding assumptions underlying valuation of equity awards. These dollar amounts include amounts from awards granted in or prior to 2007.

(2)	Directors were not awarded restricted stock units in 2007. At December 31, 2007, the aggregate number of unvested restricted stock units outstanding for each director is as follows: Mr. Clayton 0; Mr. Black 47,425; Mr. Gilberti 140,672; Mr. Holden 140,672; Mr. Lieberfarb 85,397; Mr. McGuiness 78,772; and Mr. Mooney 92,070.

(3)	Directors, other than Mr. Clayton, were each awarded 45,962 options at an exercise price of $2.90 in 2007 with a grant date fair value of $69,851. At December 31, 2007, the aggregate number of option awards outstanding for each director is as follows: Mr. Clayton 5,000,000; Mr. Black 99,413; Mr. Gilberti 129,413; Mr. Holden 139,413; Mr. Lieberfarb 99,413; Mr. McGuiness 99,413; and Mr. Mooney 99,413.

(4)	Represents payment of Mr. Clayton’s medical and dental benefits.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Security Ownership of Certain Beneficial Owners
     The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2008 by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock. In general, “beneficial ownership” includes those shares a person has the power to vote or transfer, and options to acquire our common stock that are exercisable currently or become exercisable within 60 days. We believe that the beneficial owners of the common stock listed below, based on information furnished by these owners, have sole investment and voting power with respect to these shares.

	Shares Beneficially
	Owned as of
Name and Address of Beneficial	March 31, 2008
Owner of Common Stock	Number	Percent
Apollo Investment Fund IV, L.P.(1)	95,707,857	6.6%
Apollo Overseas Partners IV, L.P.
Two Manhattanville Road
Purchase, New York 10577

(1)	This information is based upon an amendment to Schedule 13D filed by Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and Apollo Advisors IV, L.P. on November 23, 2005.
Security Ownership of Directors and Executive Officers
     The following table shows the number of shares of common stock beneficially owned by each of our directors, our Chief Executive Officer, our Chief Financial Officer and the three other most highly compensated executive officers as of March 31, 2008. The table also shows common stock beneficially owned by all of our directors and executive officers as a group as of March 31, 2008.

			Shares
	Number of Shares	Percent	Acquirable
Name of Beneficial Owner	Beneficially Owned(1)	of Class	within 60 days
Leon D. Black(2)	93,386	*	8,230
Joseph P. Clayton(3)	8,550,785	*	—
Lawrence F. Gilberti	222,671	*	8,230
James P. Holden	226,633	*	8,230
Warren N. Lieberfarb	131,358	*	8,230
Michael J. McGuiness	124,733	*	8,230
James F. Mooney(4)	147,131	*	8,230
Mel Karmazin	24,533,820	1.6%	—
Scott A. Greenstein	3,433,623	*	—
James E. Meyer	2,175,513	*	—
Patrick L. Donnelly	2,932,570	*	483,333
David J. Frear(5)	2,545,295	*	—
All Executive Officers and Directors as a Group (12 persons)(6)	45,117,518	3.0%	532,713

*	Less than 1% of our outstanding shares of common stock.

(1)	These amounts include shares of common stock, restricted shares of common stock and restricted stock units which the individuals hold and shares of common stock they have a right to acquire within the next 60 days through the exercise of stock options as shown in the last column. Also included are the shares of common stock acquired under our 401(k) savings plan as of February 29, 2008: Mr. Karmazin — 33,820 shares; Mr. Greenstein — 18,233 shares; Mr. Meyer — 17,368 shares; Mr. Donnelly — 7,895 shares; and Mr. Frear — 19,189 shares.

(2)	Mr. Black is the founding partner of Apollo Management, L.P., an affiliate of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. The number of shares shown in the table includes shares that Mr. Black owns directly. Mr. Black disclaims beneficial ownership of shares owned by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.

(3)	Includes 10,000 shares held by a partnership.

(4)	Includes 9,100 shares held as custodian for a child.

(5)	Includes 1,900 shares held by spouse.

(6)	Does not include 17,837,593 shares issuable under stock options that are not exercisable within 60 days.
Equity Compensation Plans
     The following table sets forth information as of December 31, 2007 regarding the number of shares of our common stock to be issued under outstanding options, warrants or rights, the weighted average exercise price of such outstanding options, warrants or rights, and the securities remaining available for issuance under our equity compensation plans that have been approved and not approved by our security holders.
EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be	Weighted average
	issued upon exercise of	exercise price of	Number of securities remaining
	outstanding options,	outstanding options,	available for future issuance under
	warrants and rights	warrants and rights	equity compensation plans(1)
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders(2)	83,221,728	5.14	73,722,511
Equity compensation plans not approved by security holders	—	—	—
Total	83,221,728	5.14	73,722,511

(1)	Under the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan an aggregate of 240,000,000 shares of our common stock were approved for grants.

(2)	Our stockholders have approved the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the Sirius Satellite Radio 1999 Long-Term Stock Incentive Plan, our Amended and Restated 1994 Stock Option Plan and our Amended and Restated 1994 Directors’ Nonqualified Stock Option Plan. The number of securities to be issued upon exercise includes restricted stock units which have a weighted average exercise price of $0.
Item 13. Certain Relationships and Related Transaction, and Director Independence.
Review and Approval of Transactions with Related Parties
     We have adopted a written policy and written procedures for the review, approval and monitoring of transactions involving the company and “related persons.” For the purposes of the policy, “related persons” include executive officers, directors and director nominees or their immediate family members, or stockholders owning five percent or greater of our outstanding common stock.

     Our related person transaction policy requires:
•	that any transaction in which a related person has a material direct or indirect interest and which exceeds $120,000, such transaction referred to as a “related person” transaction, and any material amendment or modification to a related person transaction, be reviewed and approved or ratified by a committee of the Board composed solely of independent directors who are disinterested or by the disinterested members of the Board; and

•	that any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee of the Board or recommended by the Compensation Committee to the Board for its approval.
     In connection with the review and approval or ratification of a related person transaction, management must:
•	disclose to the committee or disinterested directors, as applicable, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•	advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

•	advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our SEC filings. To the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with SEC rules; and

•	advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.
     In addition, the related person transaction policy provides that the Compensation Committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, NASDAQ and Internal Revenue Code.
Certain Transactions
     During 2007, we did not enter into any transactions with related persons that were subject to our related person transaction policy.
Director Independence
     Our Board reviews the independence of our directors annually. The provisions of our Corporate Governance Guidelines regarding director independence meet, and in some areas exceed, the listing standards of the NASDAQ Global Select Market. A copy of the Guidelines is available on our website at www.sirius.com.
     Pursuant to the Guidelines, the Board undertook its annual review of director independence in April 2008. As part of this review, we reviewed written questionnaires submitted by each director. The questionnaires were designed to uncover transactions and relationships between each director and members of his immediate family and SIRIUS, other directors, members of our senior management and our affiliates.
     As a result of this review, the Board determined that all of our directors are independent of the company and its management under the standards set forth in our Guidelines, with the exception of Mel Karmazin and Joseph P. Clayton. Mr. Karmazin is considered an inside director because of his employment as our Chief Executive Officer. Mr. Clayton is considered an inside director because of his prior employment as our Chief Executive Officer.

     The Board has also determined that all of the members of the Audit Committee are financially literate and meet the independence requirements mandated by the applicable NASDAQ listing standards, Section 10A(m)(3) of the Securities and Exchange Act of 1934 and our Guidelines. The Board has determined that all of the members of the Compensation Committee meet the independence requirements mandated by the applicable NASDAQ listing standards, the rules of the SEC and the Internal Revenue Service applicable to serving on the Compensation Committee and our Guidelines. The Board has determined that all of the members of the Nominating and Corporate Governance Committee meet the independence requirements mandated by the NASDAQ listing standards applicable to serving on the Nominating and Corporate Governance Committee and our Guidelines.
Item 14. Principal Accounting Fees and Services.
     The following table sets forth the fees billed to us by Ernst & Young LLP, our independent registered public accounting firm, as of and for the years ended December 31, 2007 and 2006:

	For the Years Ended
	December 31,
	2007	2006
Audit fees(1)	$1,301,500	$937,000
Audit-related fees(2)	35,000	30,000
Tax fees	—	—
All other fees	—	—

	$1,336,500	$967,000

(1)	Audit fees billed by Ernst & Young LLP related to the audits of our annual consolidated financial statements and internal control over financial reporting; the review of our interim consolidated financial statements; and review of documents filed with the SEC, including comment letters, consents and registration statements.

(2)	Audit-related fees billed by Ernst & Young LLP in 2007 and 2006 related to audits of employee benefit plans.
Pre-Approval Policy for Services of Independent Auditor
     It is the Audit Committee’s responsibility to review and consider, and ultimately pre-approve, all audit and permitted non-audit services to be performed by our independent registered public accounting firm. In accordance with its charter, the Audit Committee has established pre-approval policies with respect to audit and permitted non-audit services to be provided by our independent registered public accounting firm. The following sets forth the primary principles of the Audit Committee’s pre-approval policies:
•	The independent registered public accounting firm is not permitted to perform consulting, legal, book-keeping, valuation, internal audit, management functions, or other prohibited services, under any circumstances;

•	The engagement of our independent registered public accounting firm, including related fees, with respect to the annual audits and quarterly reviews of our consolidated financial statements is specifically approved by the Audit Committee on an annual basis;

•	The Audit Committee reviews and pre-approves a detailed list of other audit and audit-related services annually or more frequently, if required. Such services generally include services performed under the audit and attestation standards established by regulatory authorities or standard setting bodies and include services related to SEC filings, employee benefit plan audits and subsidiary audits;

•	The Audit Committee reviews and pre-approves a detailed list of permitted non-audit services annually or more frequently, if required; and

•	The Audit Committee pre-approves each proposed engagement to provide services not previously included in the approved list of audit and non-audit services and for fees in excess of amounts previously pre-approved.
     The Audit Committee has delegated to the chairman of the Audit Committee the authority to approve permitted services by the independent registered public accounting firm so long as he reports decisions to the Audit Committee at its next meeting.

     All of the services covered under the captions “Audit Fees” and “Audit-Related Fees” were pre-approved by the Audit Committee.
     The Audit Committee has appointed Ernst & Young LLP to audit our 2008 consolidated financial statements.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(3)	Exhibits
          See Exhibit Index appearing on pages E-1 to E-4 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2008.

Sirius Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8¾% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	Form of 8¾% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3½% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2½% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit	Description

4.11	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3¼% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.13	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.14	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.18	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.19	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.1.1	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.3	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit	Description

*10.4	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.5	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.6	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.7	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.8	Amended and Restated Employment Agreement, dated as of June 6, 2007, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.9	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.10	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.11	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.12	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.13	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.14	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

†10.15	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit	Description

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

32.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.

E-4