Form 10-Q
period 2008-03-31
SIRIUS SATELLITE RADIO INC
filed 2008-05-12
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	1,499,315,416 shares
(Class)	(Outstanding as of May 7, 2008)

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$255,640	$190,796
Advertising revenue, net of agency fees	8,408	6,721
Equipment revenue	6,063	4,671
Other revenue	239	1,849

Total revenue	270,350	204,037
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,822	7,986
Programming and content	61,692	59,998
Revenue share and royalties	42,320	27,134
Customer service and billing	26,922	21,853
Cost of equipment	7,588	6,458
Sales and marketing	38,467	40,996
Subscriber acquisition costs	89,824	100,117
General and administrative	48,778	35,343
Engineering, design and development	8,656	12,411
Depreciation	26,906	26,786

Total operating expenses	358,975	339,082

Loss from operations	(88,625)	(135,045)
Other income (expense):
Interest and investment income	2,802	6,042
Interest expense, net of amounts capitalized	(17,675)	(15,192)
Other (expense) income	(77)	5

Total other expense	(14,950)	(9,145)

Loss before income taxes	(103,575)	(144,190)
Income tax expense	(543)	(555)

Net loss	$(104,118)	$(144,745)

Net loss per share (basic and diluted)	$(0.07)	$(0.10)

Weighted average common shares outstanding (basic and diluted)	1,475,496	1,457,011

(1) Amounts related to stock-based compensation included in operating expenses were as follows:

Satellite and transmission	$797	$656
Programming and content	2,789	2,935
Customer service and billing	276	199
Sales and marketing	5,240	5,644
Subscriber acquisition costs	14	1,880
General and administrative	11,998	11,940
Engineering, design and development	1,148	1,006

Total stock-based compensation	$22,262	$24,260

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,508	$438,820
Marketable securities	461	469
Accounts receivable, net of allowance for doubtful accounts of $2,975 and $4,608 at March 31, 2008 and December 31, 2007, respectively	22,743	44,068
Receivables from distributors	69,992	60,004
Inventory, net	25,344	29,537
Prepaid expenses	34,779	31,392
Restricted investments	35,000	35,000
Other current assets	17,937	39,567

Total current assets	458,764	678,857
Property and equipment, net	798,852	806,263
FCC license	83,654	83,654
Restricted investments, net of current portion	21,000	18,000
Deferred financing fees	11,785	13,864
Other long-term assets	95,768	93,511

Total assets	$1,469,823	$1,694,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$320,897	$464,943
Accrued interest	12,626	24,772
Deferred revenue	561,710	548,330
Current maturities of long-term debt	304,749	35,801

Total current liabilities	1,199,982	1,073,846
Long-term debt	977,994	1,278,617
Deferred revenue, net of current portion	111,857	110,525
Other long-term liabilities	19,424	23,898

Total liabilities	2,309,257	2,486,886

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,499,138,083 and 1,471,143,570 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,499	1,471
Additional paid-in capital	3,662,157	3,604,764
Accumulated deficit	(4,503,090)	(4,398,972)

Total stockholders’ deficit	(839,434)	(792,737)

Total liabilities and stockholders’ deficit	$1,469,823	$1,694,149

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(In thousands, except share and per share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2007	1,471,143,570	$1,471	$3,604,764	$(4,398,972)	$(792,737)
Net loss				(104,118)	(104,118)
Issuance of common stock to employees and employee benefit plans	4,532,344	5	11,430	—	11,435
Compensation in connection with the issuance of stock-based awards			13,897	—	13,897
Exercise of options, $2.69 to $3.36 per share	62,335	—	840	—	840
Exercise of warrants, $2.392 per share	899,836	1	(1)	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	22,499,998	22	31,227	—	31,249

Balances, March 31, 2008	1,499,138,083	$1,499	$3,662,157	$(4,503,090)	$(839,434)

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(104,118)	$(144,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,906	26,786
Non-cash interest expense	1,004	754
Provision for doubtful accounts	2,560	2,088
Gain on disposal of assets	—	(4)
Stock-based compensation	22,262	24,260
Deferred income taxes	543	555
Changes in operating assets and liabilities:
Accounts receivable	18,765	6,639
Inventory	4,193	(473)
Receivables from distributors	(9,988)	(7,569)
Prepaid expenses and other current assets	14,256	(9,173)
Other long-term assets	3,256	(23)
Accounts payable and accrued expenses	(116,741)	(47,811)
Accrued interest	(11,885)	(11,763)
Deferred revenue	14,712	21,731
Other long-term liabilities	(5,017)	7,702

Net cash used in operating activities	(139,292)	(131,046)

Cash flows from investing activities:
Additions to property and equipment	(39,225)	(12,458)
Sales of property and equipment	—	96
Purchases of restricted and other investments	(3,000)	(310)
Sale of investments	5,000	—
Merger related costs	(10,018)	(2,901)
Sales of available-for-sale securities	8	10,850

Net cash used in investing activities	(47,235)	(4,723)

Cash flows from financing activities:
Repayment of long-term borrowings	(625)	—
Proceeds from exercise of stock options	840	1,510

Net cash provided by financing activities	215	1,510

Net decrease in cash and cash equivalents	(186,312)	(134,259)
Cash and cash equivalents at the beginning of period	438,820	393,421

Cash and cash equivalents at the end of period	$252,508	$259,162

See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Supplemental Disclosure of Cash and Non-Cash Flow Information
Interest, net of amounts capitalized	$28,554	$26,200
Income taxes	3	123
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	8,729	7,949
Non-cash investing and financing activities:
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	31,249	902
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	2
Common stock issued to third parties	—	82,941
See Notes to Unaudited Consolidated Financial Statements

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
1. Business
     We are a satellite radio provider in the United States. We offer over 130 channels to our subscribers — 69 channels of 100% commercial-free music and 65 channels of sports, news, talk, entertainment, data and weather for a monthly subscription fee of $12.95.
     We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of March 31, 2008, we had 8,644,319 subscribers.
     SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Slaight Communications Ltd. offers a satellite radio service in Canada. SIRIUS Canada offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.
     On February 19, 2007, we and XM Satellite Radio Holdings Inc. (“XM Radio”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we and XM Radio will combine our businesses through a merger of XM Radio and a newly formed, wholly owned subsidiary of ours (the “Merger”). Our Board of Directors and stockholders, and the Board of Directors and stockholders of XM Radio, have approved the Merger and the Merger Agreement. On March 24, 2008, the U.S. Department of Justice informed us that it ended its investigation into the Merger, that it has concluded that the Merger is not anti-competitive, and that it will allow the transaction to proceed. The Merger is still subject, among other conditions, to approval of the Federal Communications Commission.
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
     In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been recorded. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a six month and one year prepaid subscription. We receive payment from automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the service period upon activation and sale to a customer. We also reimburse automakers for certain costs associated with the SIRIUS radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of our service to our customers, acting

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
similar to an agent. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligating to the customer if there was interruption of service.
     Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future.
     As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of rebates that are paid by us directly to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebates offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we have recorded the consideration paid to the consumer as a reduction to revenue in the period the customer participated in the promotion.
     In September 2006, the FASB issued EITF No. 06-01, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” The EITF concluded that if consideration given by a service provider to a third-party manufacturer or reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We adopted EITF No. 06-01 for the year ended December 31, 2007.
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
     We have determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, fair value of all deliverables is determined and then allocated to each element based on their relative fair value; amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and amounts received for the non-refundable, up-front activation fees that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscriber revenue on a straight-line basis over the estimated term of a subscriber relationship.
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). The stock-based compensation cost recognized includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period.
     SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R we accounted for forfeitures as they occurred.
     Pursuant to SFAS No. 123R, we recognized $17,601 and $16,935 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three months ended March 31, 2008 and 2007, respectively. Total unrecognized compensation related to unvested stock-based awards granted to employees and members of our board of directors at March 31, 2008, net of estimated forfeitures, is $102,541 and is expected to be recognized over a weighted-average period of three years.
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
     Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on our stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
     The following table summarizes the weighted-average assumptions used to compute reported stock-based compensation to employees and members of our board of directors for the periods set forth below:

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	2.6%	4.8%
Expected life of options — years	4.06	4.45
Expected stock price volatility	80%	60%
Expected dividend yield	N/A	N/A
     The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months
	Ended March 31,
	2008	2007
Risk-free interest rate	1.6-2.5%	4.5-4.9%
Expected life of options — years	2.0-4.08	2.50-8.91
Expected stock price volatility	80%	60%
Expected dividend yield	N/A	N/A
     SFAS No. 123R requires such realized tax benefits to be presented as part of cash flows from financing activities. No income tax benefits have been realized from stock option exercises during the three months ended March 31, 2008 and 2007 because a valuation allowance was maintained for all net deferred tax assets.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     The following table reconciles the beginning and ending aggregate product warranty liability:

Balance, December 31, 2007	$2,536
Accrual for warranties issued during the period	2,010
Settlements during the period	(1,609)

Balance, March 31, 2008	$2,937

     Research and Development Costs
     Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2008 and 2007 were $7,836 and $10,050, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.
     Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FIN No. 48, “Accounting for Uncertainty in Income Taxes.” Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.
     Net Loss Per Share
     We compute net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net loss per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 151,000,000 and 167,000,000 for the three months ended March 31, 2008, and 2007, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
     Inventory
     Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing SIRIUS radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated adjustment for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to product purchased for our direct to consumer distribution channel is recorded to cost of equipment in our unaudited consolidated statements of operations. The remaining provision is recorded to subscriber acquisition costs in our unaudited consolidated statements of operations.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Inventory, net consists of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$12,030	$9,987
Finished goods	13,314	19,550

Total inventory	$25,344	$29,537

     Investments
     Our investments consist of the following:

	March 31,	December 31,
	2008	2007
Marketable securities	$461	$469
Restricted investments	56,000	53,000
Investment, stated at cost	—	—

Total investments	$56,461	$53,469

     Marketable Securities
     We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit. As of March 31, 2008 and December 31, 2007 certificates of deposit were $461 and $469, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings.
     We received proceeds from the sale or maturity of marketable securities of $8 and $10,850 for the three months ended March 31, 2008 and 2007, respectively. There were no unrealized holding gains or losses on marketable securities as of March 31, 2008 and December 31, 2007.
     Restricted Investments
     As of March 31, 2008 and December 31, 2007, short-term restricted investments were $35,000 and primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.
     As of March 31, 2008 and December 31, 2007, long-term restricted investments were $21,000 and $18,000, respectively, and primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of our office space.
     Investment, stated at cost
     In September 2006, we invested in a third party for strategic purposes. We accounted for this investment under the cost method. We terminated our investment in this third party in 2008 and our original investment was returned in March 2008. The carrying value of our investment was $0 as of March 31, 2008. $5,000 was classified as a receivable in other current assets as of December 31, 2007.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Equity Method Investment
     We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying unaudited consolidated statements of operations. We recorded $0 for both the three months ended March 31, 2008 and 2007 for our share of SIRIUS Canada’s net loss.
     As of March 31, 2008, our investment in SIRIUS Canada was $0 as we fully recognized our share of SIRIUS Canada’s net loss to the extent we have funded it. We do not expect to recognize future net losses unless we commit to additional funding.
     Merger Costs
     We have incurred approximately $43,000 in direct costs through March 31, 2008 in connection with our pending merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying unaudited consolidated balance sheet.
     Reclassifications
     Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first quarter of 2008, we reclassified equipment related retention costs from cost of equipment to sales and marketing expense. Equipment related retention costs are associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The adoption of SFAS No. 157 in 2008 did not have a material impact on our consolidated results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to provide entities a method to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for annual reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have a material impact on our consolidated results of operations and financial position.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
     In June 2007, the FASB issued EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which states that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-03 is effective for the first annual or interim reporting period beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on our consolidated results of operations and financial position.
4. Subscriber Revenue
     Subscriber revenue consists of subscription fees, revenue derived from our agreement with Hertz, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.
     Subscriber revenue consists of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Subscription fees	$250,467	$189,969
Activation fees	6,298	5,319
Effect of rebates	(1,125)	(4,492)

Total subscriber revenue	$255,640	$190,796

5. Interest Costs
     We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our fifth and sixth satellites. The following is a summary of our interest costs:

	For the Three Months
	Ended March 31,
	2008	2007
Interest costs charged to expense	$17,675	$15,192
Interest costs capitalized	3,262	1,814

Total interest costs incurred	$20,937	$17,006

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
     Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended March 31, 2008 and 2007 were $4,702 and $1,877, respectively. We recorded $0 and $516 in royalty income for the three months ended March 31, 2008 and 2007, respectively. Such royalty income was recorded to other income in our accompanying unaudited consolidated statements of operations. We also recorded dividend income of $0 and $206 for the three months ended March 31, 2008 and 2007, respectively, which was included in interest and investment income in our accompanying unaudited consolidated statements of operations.
     The amount due from SIRIUS Canada at March 31, 2008 was $7,088, of which $3,851 and $3,237 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet. The amount due from SIRIUS Canada at December 31, 2007 was $5,398, of which $2,161 and $3,237 are included in other current assets and other long-term assets, respectively, on our accompanying consolidated balance sheet. The amount payable to SIRIUS Canada at March 31, 2008 and December 31, 2007 to fund its remaining capital requirements was $1,386 and $1,148, respectively, and is included in other long-term liabilities in the accompanying unaudited consolidated balance sheet.
7. Debt
     Debt consists of the following:

	Conversion Price	As of
	(Per Share)	March 31, 2008	December 31, 2007
Senior Secured Term Credit Agreement	N/A	$248,750	$249,375
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	299,998	299,998
3 1/2% Convertible Notes due 2008	1.38	2,251	33,301
8 3/4% Convertible Subordinated Notes due 2009	28.4625	1,744	1,744

		1,282,743	1,314,418
Less Current Maturities		304,749	35,801

Total Long-Term Debt		$977,994	$1,278,617

     Senior Secured Term Credit Agreement
     In June 2007, we entered into a senior secured Term Credit Agreement (the “Term Credit Agreement”) with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. As of March 31, 2008, the interest rate was 5.00%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
     3 1/2% Convertible Notes due 2008
     In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224. These notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 724.6377 shares of common stock for each $1,000.00 principal amount, or $1.38 per share of common stock. Our 3 1/2% Convertible Notes due 2008 mature on June 1, 2008. The obligations under our 3 1/2% Convertible Notes due 2008 are not secured by any of our assets.
     During the three months ended March 31, 2008, holders of $31,050 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 presented such notes for conversion in accordance with the terms of the indenture. We issued 22,499,998 shares of our common stock upon conversion of these notes.
     Space Systems/Loral Credit Agreement
     In July 2007, we amended and restated our existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under the Loral Credit Agreement as of March 31, 2008.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Covenants and Restrictions
     Our 9 5/8% Senior Notes due 2013, our Loral Credit Agreement and our Senior Secured Term Loan require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture, the Loral Credit Agreement and the credit agreement governing our Senior Secured Term Loan. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013, our Senior Secured Term Loan and any loans outstanding under the Loral Credit Agreement could become immediately payable and the Loral Credit Agreement could be terminated. At March 31, 2008, we were in compliance with all such covenants.
8. Stockholders’ Equity
     Common Stock, par value $0.001 per share
     We are authorized to issue 2,500,000,000 shares of our common stock as of March 31, 2008. As of March 31, 2008, approximately 323,620,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three months ended March 31, 2008, employees exercised 62,335 stock options at exercise prices ranging from $2.69 to $3.36 per share, resulting in proceeds to us of $840. Of this amount, $230 was collected as of March 31, 2008. We also collected $610 in 2008 related to stock option exercises that occurred in 2007.
     In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended March 31, 2008 and 2007. Of the remaining $17,484 in common stock value, $5,852 and $11,632 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of March 31, 2008.
     Warrants
     We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of March 31, 2008, warrants to acquire approximately 55,461,000 shares of our common stock with an average exercise price of $3.94 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended March 31, 2008 and 2007, we recognized expense of $2,770 and $5,199, respectively, in connection with these warrants.
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
     Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     As of March 31, 2008, approximately 100,431,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2008, approximately 53,750,000 shares of our common stock were available for grant under the 2003 Plan.
     The following table summarizes stock option activity under our stock incentive plans for the three months ended March 31, 2008 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2007	79,600	$5.38
Granted	17,394	2.89
Exercised	(62)	2.05
Cancelled or expired	(587)	2.46

Outstanding at March 31, 2008	96,345	4.94	7.01	$8,641

Exercisable at March 31, 2008	52,766	5.86	5.81	$8,201

     The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 was $1.73 and $1.96, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $62 and $716, respectively.
     We recognized stock-compensation expense associated with stock options of $11,054 and $10,694 for the three months ended March 31, 2008 and 2007, respectively.
     The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the three months ended March 31, 2008 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	3,623	$3.70
Granted	3,165	2.87
Exercised	(2,701)	3.58
Cancelled or expired	—	—

Outstanding at March 31, 2008	4,087	2.73

     The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2008 and 2007 was $2.87 and $3.70, respectively. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2008 and 2007 was $8,052 and $5,864, respectively.
     We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $2,813 and $3,698 for the three months ended March 31, 2008 and 2007, respectively.
     For the three months ended March 31, 2008, we also recognized stock compensation expense of $1,460 for restricted stock units expected to be granted for services performed in 2008. For the three months ended March 31, 2007, we recognized stock compensation expense of $1,178 for restricted stock units expected to be granted for services performed in 2007.

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     401(k) Savings Plan
     We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $865 and $498 for the three months ended March 31, 2008 and 2007, respectively.
     We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,657 and $1,352 for the three months ended March 31, 2008 and 2007, respectively.
10. Income Taxes
     We recorded income tax expense of $543 and $555 for the three months ended March 31, 2008 and 2007, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.
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
     We have elected to record interest accrued related to unrecognized tax benefits as interest expense and penalties as operating expense. As of March 31, 2008, we recorded no interest expense or penalties related to unrecognized tax benefits. As of March 31, 2008, we were subject to examination in the United States federal and various state tax jurisdictions for the 2003 to 2007 tax years.
11. Commitments and Contingencies
     The following table summarizes our expected contractual cash commitments as of March 31, 2008:

	Remaining
	2008	2009	2010	2011	2012	Thereafter	Total
Debt obligations	$4,126	$304,242	$2,500	$232,500	$239,375	$500,000	$1,282,743
Cash interest payments	45,966	73,509	69,116	68,688	55,971	49,194	362,444
Lease obligations	9,786	13,381	12,897	12,133	12,039	22,709	82,945
Satellite and transmission	126,108	119,033	106,347	46,507	7,678	41,048	446,721
Programming and content	112,257	170,346	160,347	42,072	19,423	9,667	514,112
Marketing and distribution	56,310	23,024	26,190	18,173	5,500	—	129,197
Chip set development and production	4,281	—	—	—	—	—	4,281
Other	8,543	2,075	997	14	—	—	11,629

Total contractual cash commitments	$367,377	$705,610	$378,394	$420,087	$339,986	$622,618	$2,834,072

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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
     Other. We have entered into various agreements with third parties for general operating purposes.
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
     We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of March 31, 2008 and December 31, 2007, $56,000 and $53,000, respectively, was classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.
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

SIRIUS SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
     In October 2006, we ceased operating 11 of our terrestrial repeaters which we discovered had been operating at variance to their specifications and applied to the FCC for new authority to resume operating these repeaters.
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
     U.S. Electronics Arbitration. In 2006, U.S. Electronics Inc., a former licensed distributor manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that, among other things, we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics is seeking between $75,000 and $110,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct.
     We are vigorously defending this action. A hearing in this arbitration commenced in March 2008 and, absent a settlement, we expect the arbitrators to issue a decision in this matter in the third quarter of 2008.
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
Special Note Regarding Forward-Looking Statements
     The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K.
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
     On March 24, 2008, the U.S. Department of Justice informed us that it ended its investigation into the Merger, that it has concluded that the Merger is not anti-competitive, and that it will allow the transaction to proceed. The Merger is still subject, among other conditions, to approval of the Federal Communications Commission.
     We are a satellite radio provider in the United States. We currently broadcast over 130 channels of programming to listeners across the country. We offer 69 channels of 100% commercial-free music and feature 65 channels of sports, news, talk, entertainment, data and weather for a monthly subscription fee of $12.95.
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
     SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Slaight Communications Ltd. offers a satellite radio service in Canada. SIRIUS Canada offers 110 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.
     SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Costco; Crutchfield; Target; Wal-Mart; and on an exclusive basis through RadioShack. On March 31, 2008, SIRIUS radios were available at more than 20,000 retail locations. We have exclusive agreements with Chrysler, Mercedes-Benz, Ford, Kia, Mitsubishi, BMW, Rolls-Royce, Volkswagen and Bentley to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Toyota and Scion to offer SIRIUS radios as dealer installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory and dealer-installed equipment. As of March 31, 2008, SIRIUS radios were available as a factory-installed option in 125 vehicle models and as a dealer-installed option in 29 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.
     As of March 31, 2008, we had 8,644,319 subscribers compared with 8,321,785 subscribers as of December 31, 2007 and 6,581,045 subscribers as of March 31, 2007. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.
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
     On March 24, 2008, the U.S. Department of Justice informed us that it ended its investigation into the Merger, that it has concluded that the Merger is not anti-competitive, and that it will allow the transaction to proceed. The Merger is still subject, among other conditions, to approval of the Federal Communications Commission.
     Each of SIRIUS and XM has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining approval from the FCC. The Merger is intended to qualify as a reorganization for federal income tax purposes.
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
     The Merger Agreement contains certain termination rights for both us and XM Radio. On April 30, 2008, we and XM Radio announced that the companies have agreed not to exercise their rights to terminate the Merger Agreement prior to May 15, 2008. We and XM Radio have also announced that we have agreed to further extend the Merger Agreement, as necessary, for rolling two week periods unless either side notifies the other of its intention not to extend. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we or XM Radio, as the case may be, will be required to pay the other a termination fee of $175,000.
     This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K dated February 21, 2007.
Results of Operations
     Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly churn; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of the usefulness of such non-GAAP financial measures.
     Certain amounts in the prior unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first quarter 2008, we reclassified equipment related retention costs from cost of equipment to sales and marketing expense. Equipment related retention costs are associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn.

Subscribers and Key Operating Metrics:
     The following table contains a breakdown of our subscribers for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Beginning subscribers	8,321,785	6,024,555
Net additions	322,534	556,490

Ending subscribers	8,644,319	6,581,045

Retail	4,643,215	4,234,804
OEM	3,986,818	2,323,683
Hertz	14,286	22,558

Ending subscribers	8,644,319	6,581,045

Retail	2,506	192,978
OEM	321,186	364,674
Hertz	(1,158)	(1,162)

Net addtions	322,534	556,490

     Subscribers. We ended the first quarter of 2008 with 8,644,319 subscribers, an increase of 4% since December 31, 2007 and 31% from the 6,581,045 subscribers as of March 31, 2007. Since March 31, 2007, we added 408,411 net subscribers from our retail channel and 1,663,135 net subscribers from our OEM channel, resulting in a 10% and 72% increase in our retail and OEM subscriber base, respectively.
     The following table presents our key operating metrics for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Gross subscriber additions	1,003,422	988,458
Deactivated subscribers	680,888	431,968
Average monthly churn (1)(6)	2.7%	2.3%
ARPU (2)(6)	$10.42	$10.46
SAC, as adjusted, per gross subscriber addition (3)(6)	$91	$101
Customer service and billing expenses, as adjusted, per average subscriber (4)(6)	$1.05	$1.15
Total revenue	$270,350	$204,037
Free cash flow (5)(6)	$(186,535)	$(146,715)
Adjusted loss from operations (7)	$(39,457)	$(83,999)
Net loss	$(104,118)	$(144,745)
     ARPU. Total ARPU for the three months ended March 31, 2008 was $10.42 compared to $10.46 for the three months ended March 31, 2007. The decrease was driven by an increase in the mix of prepaid subscriptions on vehicles that have not been sold to a consumer; a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues; offset by the effects of rebates.
     We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue streams from subscribers.
     SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $91 and $101 for the three months ended March 31, 2008 and 2007, respectively. The decline was primarily attributable to lower per unit subsidies due to production efficiencies and a higher average retail selling price, offset by a higher mix of OEM gross additions.
     We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. If competitive forces or changes in retailer promotional strategies require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber addition.

     Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber Per Month. Customer service and billing expenses, as adjusted, per average subscriber per month declined 9% to $1.05 for the first quarter of 2008 compared with $1.15 for the first quarter of 2007.
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
     Adjusted Loss from Operations. For the three months ended March 31, 2008 and 2007, adjusted loss from operations was $39,457 and $83,999, respectively, a decrease of $44,542. The decrease was primarily driven by an increase in total revenue of $66,313 as a result of a 31% increase in our subscriber base, which more than offset increases in non operating expenses of $21,771.
     Net Loss. For the three months ended March 31, 2008 and 2007, net loss was $104,118 and $144,745, respectively, a decrease of $40,627. The decrease was primarily driven by an increase in total revenue of $66,313 as a result of a 31% increase in our subscriber base.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     Total Revenue
     Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates. For the three months ended March 31, 2008 and 2007, subscriber revenue was $255,640 and $190,796, respectively, an increase of 34% or $64,844. The increase was attributable to the growth of subscribers to our service.
     The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months
	Ended March 31,
	2008	2007
Subscription fees	$250,467	$189,969
Activation fees	6,298	5,319
Effect of rebates	(1,125)	(4,492)

Total subscriber revenue	$255,640	$190,796

     Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

     Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue. For the three months ended March 31, 2008 and 2007, net advertising revenue was $8,408 and $6,721, respectively, an increase of $1,687. The increase was a result of increased advertiser interest through sales efforts.
     We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is subject to fluctuation based on the overall advertising environment.
     Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS radios and accessories through our direct to consumer distribution channel. For the three months ended March 31, 2008 and 2007, equipment revenue was $6,063 and $4,671, respectively, an increase of $1,392. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.
     We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.
Operating Expenses
     Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios. : For the three months ended March 31, 2008 and 2007, satellite and transmission expenses were $7,822 and $7,986, respectively, a decrease of $164. Excluding stock-based compensation of $797 and $656 for the three months ended March 31, 2008 and 2007, respectively, satellite and transmission expenses decreased $305 from $7,330 to $7,025. As of March 31, 2008 and 2007, we had 124 and 127 terrestrial repeaters, respectively, in operation.
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
     For the three months ended March 31, 2008 and 2007, programming and content expenses were $61,692 and $59,998, respectively, an increase of $1,694. Excluding stock-based compensation of $2,789 and $2,935 for the three months ended March 31, 2008 and 2007, respectively, programming and content expenses increased $1,840 from $57,063 to $58,903. This increase was primarily attributable to higher compensation-related costs for additions to headcount.
     Our programming and content expenses, excluding stock-based compensation expense, could increase as we continue to develop and enhance our channels. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at higher costs.
     Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and webstreaming royalties. Residuals are monthly fees paid based upon the number of subscribers using a SIRIUS radio purchased from a retailer. Variable advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast. For the three months ended March 31, 2008 and 2007, revenue share and royalties were $42,320 and $27,134, respectively, an increase of $15,186, or 56%. This increase was attributable to the determination by the Copyright Royalty Board in January 2008 of the royalty rate under the statutory license covering the performance of sound recordings. The 33% growth in our revenues also contributed to the increase in revenue share and royalties.
     We expect revenue share to increase as our revenues grow and we expand our distribution of SIRIUS radios through automakers. In addition, we expect broadcast and webstreaming royalties, which are typically variable in nature, to increase as our subscriber base grows.
     Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense. For the three months ended March 31, 2008 and 2007, customer service and billing expenses were $26,922 and $21,853, respectively, an increase of $5,069. Excluding stock-based compensation of $276 and $199 for the three months ended March 31, 2008 and 2007, respectively, customer service and billing expenses increased $4,992 from $21,654 to $26,646. This increase was primarily due to higher call center operating costs necessary to accommodate the increase in the our subscriber base. Customer service and billing expenses, excluding stock-based compensation, increased 23% compared with an increase in weighted average subscribers of 34% year over year. We expect our customer service and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve our subscriber base and bad debt expense.
     Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel. For the three months ended March 31, 2008 and 2007, cost of equipment was $7,588 and $6,458, respectively, an increase of $1,130. The increase was primarily attributable to higher sales volume, offset by a decline in per unit costs.
     We expect cost of equipment to increase in the future as sales through our direct to consumer distribution channel grow.
     Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention efforts for existing subscribers; and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities. For the three months ended March 31, 2008 and 2007, sales and marketing expenses were $38,467 and $40,996, respectively, a decrease of $2,529. Excluding stock-based compensation of $5,240 and $5,644 for the three months ended March 31, 2008 and 2007, respectively, sales and marketing expenses decreased $2,125 from $35,352 to $33,227. The decrease was primarily attributable to lower advertising and reduced cooperative marketing spend with distributors compared to the year-ago first quarter.
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
     For the three months ended March 31, 2008 and 2007, subscriber acquisition costs were $89,824 and $100,117, respectively, a decrease of 10% or $10,293. Excluding stock-based compensation of $14 and $1,880 for the three months ended March 31, 2008 and 2007, respectively, subscriber acquisition costs decreased 9%, or $8,427, from $98,237 to $89,810. This decrease was primarily attributable to production efficiencies and a higher average retail selling price, offset by increased OEM unit production.
     We expect total subscriber acquisition costs, excluding stock-based compensation expense, to fluctuate based on OEM gross subscriber additions and changes in the retail environment, offset by product cost. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          General and Administrative. General and administrative expenses include rent and occupancy, executive, finance, legal, human resources, information technology and investor relations costs. For the three months ended March 31, 2008 and 2007, general and administrative expenses were $48,778 and $35,343, respectively, an increase of $13,435. Excluding stock-based compensation of $11,998 and $11,940 for the three months ended March 31, 2008 and 2007, respectively, general and administrative expenses increased $13,377 from $23,403 to $36,780. This increase was primarily the result of higher litigation related costs and compensation-related costs to support the growth of our business.
     We expect our general and administrative expenses, excluding stock-based compensation expense, to increase in future periods as a result of higher personnel, information technology, and facilities costs to support the growth of our business.
     Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.

     Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers. For the three months ended March 31, 2008 and 2007, engineering, design and development expenses were $8,656 and $12,411, respectively, a decrease of $3,755. Excluding stock-based compensation of $1,148 and $1,006 for the three months ended March 31, 2008 and 2007, respectively, engineering, design and development expenses decreased $3,897 from $11,405 to $7,508. This decrease was primarily attributable to reduced OEM and product development costs.
     We expect engineering, design and development expenses, excluding stock-based compensation expense, to continue to fluctuate based on the nature and timing of engineering, design and development activities.
Other Income (Expense)
     Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase. For the three months ended March 31, 2008 and 2007, interest and investment income was $2,802 and $6,042, respectively, a decrease of $3,240. The decrease was attributable to lower interest rates in 2008.
     Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellites and launch vehicle. For the three months ended March 31, 2008 and 2007, interest expense was $17,675 and $15,192, respectively, an increase of $2,483. Interest expense increased due to the incurrence of the $250,000 Senior Secured Term Loan in June 2007. Interest expense was offset by the capitalized interest associated with satellite construction and a related launch vehicle.
Income Taxes
     Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles. We recorded income tax expense of $543 and $555 for the three months ended March 31, 2008 and 2007, respectively.

Footnotes to Results of Operations

(1)	Average monthly churn represents the number of deactivated subscribers divided by average quarterly subscribers.

(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Subscriber revenue	$255,640	$190,796
Net advertising revenue	8,408	6,721

Total subscriber and net advertising revenue	$264,048	$197,517

Daily weighted average number of subscribers	8,446,343	6,295,282
ARPU	$10.42	$10.46

(3)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs, excluding stock-based compensation, and margins from the direct sale of SIRIUS radios and accessories divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Subscriber acquisition cost	$89,824	$100,117
Less: stock-based compensation granted to third parties and employees	(14)	(1,880)
Add: margin from direct sale of SIRIUS radios and accessories	1,525	1,787

SAC, as adjusted	$91,335	$100,024

Gross subscriber additions	1,003,422	988,458
SAC, as adjusted, per gross subscriber addition	$91	$101

(4)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Customer service and billing expenses	$26,922	$21,853
Less: stock-based compensation	(276)	(199)

Customer service and billing expenses, as adjusted	$26,646	$21,654

Daily weighted average number of subscribers	8,446,343	6,295,282
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$1.15

(5)	Free cash flow is derived from cash flow used in operating activities, capital expenditures, merger related costs, and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Net cash used in operating activities	$(139,292)	$(131,046)
Additions to property and equipment	(39,225)	(12,458)
Merger related costs	(10,018)	(2,901)
Restricted and other investment activity	2,000	(310)

Free cash flow	$(186,535)	$(146,715)

(6)	Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

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
     Adjusted loss from operations is calculated as follows:

	For the Three Months Ended
	March 31,	March 31,
	2008	2007
Net loss	$(104,118)	$(144,745)
Depreciation	26,906	26,786
Stock-based compensation	22,262	24,260
Other non operating expense	14,950	9,145
Income tax expense	543	555

Adjusted loss from operations	$(39,457)	$(83,999)

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007
     As of March 31, 2008, we had $252,508 in cash and cash equivalents compared with $259,162 as of March 31, 2007 and $438,820 as of December 31, 2007.
     The following table presents a summary of our cash flow activity for the three months ended March 31, 2008 and 2007:

	For the Three Months
	Ended March 31,
	2008	2007	Variance
Net cash used in operating activities	$(139,292)	$(131,046)	$(8,246)
Net cash used in investing activities	(47,235)	(4,723)	(42,512)
Net cash provided by financing activities	215	1,510	(1,295)

Net decrease in cash and cash equivalents	(186,312)	(134,259)	(52,053)
Cash and cash equivalents at beginning of period	438,820	393,421	45,399

Cash and cash equivalents at end of period	$252,508	$259,162	$(6,654)

     Net Cash Used in Operating Activities
     Net cash used in operating activities increased $8,246 to $139,292 for the three months ended March 31, 2008 from $131,046 for the three months ended March 31, 2007. Such increase in the net outflows of cash was attributable to the increased pay down of accruals related to royalties and litigation related costs, offset by the improvement in adjusted loss from operations.
     Net Cash Used in Investing Activities
     Net cash used in investing activities was $47,235 for the three months ended March 31, 2008 compared with $4,723 for the three months ended March 31, 2007. The $42,512 increase was primarily a result of an increase in capital expenditures of $26,767 primarily as a result of costs associated with our satellite construction and launch vehicle and an increase in merger related costs of $7,117 in the three months ended March 31, 2008.
     We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.
     Net Cash Provided by Financing Activities
     Net cash provided by financing activities decreased $1,295 to $215 for the three months ended March 31, 2008 from $1,510 for the three months ended March 31, 2007 primarily due to the repayment of long-term debt.
Financings and Capital Requirements
     We have historically financed our operations through the sale of debt and equity securities.
Future Liquidity and Capital Resource Requirements
     In 2004, we issued $300,000 in aggregate principal amount of our 2 1/2% Convertible Notes due 2009. These notes are convertible, at the option of the holders, into shares of our common stock at a conversion rate of 226.7574 shares of common stock for each $1,000.00 principal amount, or $4.41 per share of common stock. These notes mature in February 2009. If our common stock does not trade above $4.41 per share prior to the maturity of these notes it is not likely that the holders will convert them prior to maturity, and we will have to refinance these notes when they mature in February 2009.
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
     In July 2007, we amended and restated our Credit Agreement with Space Systems/Loral (the “Credit Agreement”). Under the Amended and Restated Customer Credit Agreement, Space Systems/Loral has agreed to make loans to us in an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to our new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have no current plans to draw under this Credit Agreement.
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
     To fund incremental cash requirements, or as market opportunities arise, we may choose to raise additional funds through the sale of additional debt securities, equity securities or a combination of debt and equity securities. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. Our merger agreement with XM Radio restricts our ability to incur additional debt and limits the amount of new equity we can issue, in each case without approval from XM Radio.
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
     Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.
     As of March 31, 2008, approximately 100,431,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of March 31, 2008, approximately 53,750,000 shares of our common stock were available for grant under the 2003 Plan. During the three months ended March 31, 2008, employees exercised 62,335 stock options at exercise prices ranging from $2.69 to $3.36 per share, resulting in proceeds to us of $840. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.
Contractual Cash Commitments
     For a discussion of our “Contractual Cash Commitments” refer to Note 11 to the unaudited consolidated financial statements, Commitments and Contingencies, of this Form 10-Q.

Critical Accounting Policies
     For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 3 to the unaudited consolidated financial statements, Summary of Significant Accounting Policies, of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of March 31, 2008, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
     Our long-term debt includes fixed interest rate and variable interest rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair market value of our debt is sensitive to changes in interest rates.
Item 4. Controls and Procedures
     As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended March 31, 2008.

Part II
Other Information
Item 1. Legal Proceedings
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
     U.S. Electronics Arbitration. In 2006, U.S. Electronics Inc., a former licensed distributor manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that, among other things, we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics is seeking between $75,000 and $110,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct.
     We are vigorously defending this action. A hearing in this arbitration commenced in March 2008 and, absent a settlement, we expect the arbitrators to issue a decision in this matter in the third quarter of 2008.
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
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 12, 2008

EXHIBIT INDEX

Exhibit		Description
2.1	—	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 19, 2007).

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	—	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	First Supplemental Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/2% Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2 1/2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit		Description
4.11	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9?% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.13	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.14	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	—	Bounty-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.18	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.19	—	Term Credit Agreement, dated as of June 20, 2007, among the Company., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

* 10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

* 10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

* 10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

* 10.5	—	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

* 10.6	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit		Description
* 10.7	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

* 10.8	—	Amended and Restated Employment Agreement, dated as of June 6, 2007, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

* 10.9	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

* 10.10	—	Employment Agreement, dated as of November 8, 2004, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

* 10.11	—	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

* 10.12	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

* 10.13	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

* 10.14	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

† 10.15	—	Joint Development Agreement, dated as of February 16, 2000, between the Company and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to Applications for Confidential treatment filed by the Company with the Securities and Exchange Commission.