Form 10-Q
period 2008-06-30
SIRIUS XM RADIO INC.
filed 2008-08-11
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 0-24710

SIRIUS XM RADIO INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1700207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1221 Avenue of the Americas, 36th Floor
New York, New York 10020
(Address of principal executive offices)
(Zip code)
212-584-5100
(Registrant’s telephone number, including area code)
SIRIUS SATELLITE RADIO INC.
(Former name, if changed since last report)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	3,176,663,555 shares
(Class)	(Outstanding as of August 6, 2008)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$266,518	$209,635	$522,158	$400,431
Advertising revenue, net of agency fees	8,332	9,177	16,740	15,898
Equipment revenue	7,956	6,255	14,019	10,926
Other revenue	211	1,360	450	3,209

Total revenue	283,017	226,427	553,367	430,464
Operating expenses (excludes depreciation shown separately below) (1):
Cost of services:
Satellite and transmission	7,451	7,337	15,275	15,323
Programming and content	55,247	54,311	116,939	114,309
Revenue share and royalties	49,723	29,841	92,043	56,975
Customer service and billing	22,865	21,618	49,786	43,471
Cost of equipment	6,647	7,386	14,234	13,843
Sales and marketing	49,133	46,864	87,598	87,861
Subscriber acquisition costs	81,392	105,665	171,216	205,782
General and administrative	42,467	38,471	91,246	73,814
Engineering, design and development	9,028	11,250	17,684	23,661
Depreciation	27,113	26,284	54,019	53,070

Total operating expenses	351,066	349,027	710,040	688,109

Loss from operations	(68,049)	(122,600)	(156,673)	(257,645)
Other income (expense):
Interest and investment income	1,425	4,753	4,227	10,795
Interest expense, net of amounts capitalized	(16,745)	(15,750)	(34,421)	(30,942)
Other income (expense)	13	5	(64)	10

Total other expense	(15,307)	(10,992)	(30,258)	(20,137)

Loss before income taxes	(83,356)	(133,592)	(186,931)	(277,782)
Income tax expense	(543)	(555)	(1,086)	(1,110)

Net loss	$(83,899)	$(134,147)	$(188,017)	$(278,892)

Net loss per share (basic and diluted)	$(0.06)	$(0.09)	$(0.13)	$(0.19)

Weighted average common shares outstanding (basic and diluted)	1,499,723	1,462,362	1,487,610	1,459,701

(1) Amounts related to stock-based compensation included in operating expenses were as follows:

Satellite and transmission	$759	$621	$1,555	$1,277
Programming and content	1,160	1,215	3,949	4,150
Customer service and billing	265	178	541	377
Sales and marketing	2,464	2,849	7,704	8,493
Subscriber acquisition costs	—	7	14	1,887
General and administrative	11,457	11,163	23,455	23,103
Engineering, design and development	1,046	984	2,195	1,990

Total stock-based compensation	$17,151	$17,017	$39,413	$41,277

See Notes to Unaudited Consolidated Financial Statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$220,133	$438,820
Marketable securities	465	469
Accounts receivable, net of allowance for doubtful accounts of $2,712 and $4,608 at June 30, 2008 and December 31, 2007, respectively	27,186	44,068
Receivables from distributors	71,831	60,004
Inventory, net	23,616	29,537
Prepaid expenses	33,139	31,392
Restricted investments	35,000	35,000
Other current assets	18,189	39,567

Total current assets	429,559	678,857
Property and equipment, net	812,307	806,263
FCC license	83,654	83,654
Restricted investments, net of current portion	21,000	18,000
Deferred financing fees	11,143	13,864
Other long-term assets	98,822	93,511

Total assets	$1,456,485	$1,694,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$349,173	$464,943
Accrued interest	24,562	24,772
Deferred revenue	575,666	548,330
Current maturities of long-term debt	302,498	35,801

Total current liabilities	1,251,899	1,073,846
Long-term debt	977,369	1,278,617
Deferred revenue, net of current portion	110,064	110,525
Other long-term liabilities	24,272	23,898

Total liabilities	2,363,604	2,486,886

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.001 par value: 2,500,000,000 shares authorized, 1,501,131,817 and 1,471,143,570 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,501	1,471
Additional paid-in capital	3,678,369	3,604,764
Accumulated deficit	(4,586,989)	(4,398,972)

Total stockholders’ deficit	(907,119)	(792,737)

Total liabilities and stockholders’ deficit	$1,456,485	$1,694,149

See Notes to Unaudited Consolidated Financial Statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In thousands, except share and per share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2007	1,471,143,570	1,471	3,604,764	(4,398,972)	$(792,737)

Net loss	—	—	—	(188,017)	(188,017)
Issuance of common stock to employees and employee benefit plans	4,853,813	5	14,497	—	14,502
Compensation in connection with the issuance of stock-based awards			25,451	—	25,451
Exercise of options, $1.96 to $3.36 per share	103,443	—	181	—	181
Exercise of warrants, $2.392 per share	899,836	1	(1)	—	—
Exchange of 3 1/2 % Convertible Notes due 2008, including accrued interest	24,131,155	24	33,477	—	33,501

Balances, June 30, 2008	1,501,131,817	$1,501	$3,678,369	$(4,586,989)	$(907,119)

See Notes to Unaudited Consolidated Financial Statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(188,017)	$(278,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,019	53,070
Non-cash interest expense	1,971	1,559
Provision for doubtful accounts	5,048	4,354
Loss on disposal of assets	—	106
Stock-based compensation	39,413	41,277
Deferred income taxes	1,086	1,110
Changes in operating assets and liabilities:
Accounts receivable	11,834	(5,390)
Inventory	5,921	(7,435)
Receivable from distributors	(11,102)	(13,512)
Prepaid expenses and other current assets	14,594	9,579
Other long-term assets	5,399	(14,779)
Accounts payable and accrued expenses	(97,463)	(51,111)
Accrued interest	53	703
Deferred revenue	26,875	60,269
Other long-term liabilities	(712)	9,245

Net cash used in operating activities	(131,081)	(189,847)

Cash flows from investing activities:
Additions to property and equipment	(73,698)	(36,589)
Sales of property and equipment	—	97
Purchases of restricted and other investments	(3,000)	(310)
Merger related costs	(14,843)	—
Sale of investments	5,000	—
Sales of available-for-sale securities	4	10,846

Net cash used in investing activities	(86,537)	(25,956)

Cash flows from financing activities:
Long term borrowings, net of related costs	—	245,199
Repayments of long term borrowings	(1,250)	—
Proceeds from exercise of stock options	181	1,932

Net cash (used in) provided by financing activities	(1,069)	247,131

Net (decrease) increase in cash and cash equivalents	(218,687)	31,328
Cash and cash equivalents at the beginning of period	438,820	393,421

Cash and cash equivalents at the end of period	$220,133	$424,749

See Notes to Unaudited Consolidated Financial Statements

SIRIUS XM RADIO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$32,196	$28,892
Income taxes	13	123
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	8,729	7,949
Non-cash investing and financing activities:
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	33,501	2,922
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	2
Common stock issued to third parties	—	82,941
See Notes to Unaudited Consolidated Financial Statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
          We broadcast through our proprietary satellite radio system, which currently consists of three orbiting satellites, 124 terrestrial repeaters that receive and retransmit our signal, a satellite uplink facility and our studios. Subscribers receive our service through SIRIUS radios, which are sold by automakers, consumer electronics retailers, mobile audio dealers and through our website. Subscribers can also receive our music channels and certain other channels over the Internet. As of June 30, 2008, we had 8,924,139 subscribers.
          SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Radio Inc., offers a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.
          On July 28, 2008, XM Satellite Radio Holdings Inc. (“XM”) merged (the “Merger”) with and into Vernon Merger Corporation (“Merger Co.”), our wholly-owned subsidiary, as a result of which XM is now our wholly-owned subsidiary. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by and among us, XM and Merger Co. The information presented in these notes does not give effect to the Merger; refer to Note 12 “Subsequent Events” for further details. On August 5, 2008, we changed our name to Sirius XM Radio Inc.
2. Principles of Consolidation and Basis of Presentation
          The accompanying unaudited consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All intercompany transactions have been eliminated in consolidation.
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been recorded. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. Our unaudited consolidated financial statements should be read together with our consolidated financial statements and footnotes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
3. Summary of Significant Accounting Policies
          Revenue Recognition
          Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of rebates.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
          As required by Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” an estimate of rebates that are paid by us directly to subscribers is recorded as a reduction to revenue in the period the subscriber participates in and activates our service.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
          FAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R we accounted for forfeitures as they occurred.
          Pursuant to SFAS No. 123R, we recognized $16,840 and $34,441, and $15,840 and $32,775 of compensation cost for stock-based awards granted to employees and members of our board of directors for the three and six months ended June 30, 2008 and 2007, respectively. Total unrecognized compensation costs related to unvested stock-based awards granted to employees and members of our board of directors at June 30, 2008, net of estimated forfeitures, was $88,075 and is expected to be recognized over a weighted-average period of three years.
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
          The following table summarizes the weighted-average assumptions used to compute reported stock-based compensation to employees and members of our board of directors for the periods set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.1%	4.7%	2.7%	4.8%
Expected life of options - years	4.06	4.45	4.06	4.45
Expected stock price volatility	80%	60%	80%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          The following table summarizes the range of assumptions used to compute reported stock-based compensation to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9 - 3.3%	4.5 - 5.0%	1.6 - 3.3%	4.5 - 5.0%
Expected life of options — years	2.50 - 4.06	2.50 - 8.91	2.00 - 4.08	2.50 - 8.91
Expected stock price volatility	80%	60%	80%	60%
Expected dividend yield	N/A	N/A	N/A	N/A
          No income tax benefits have been realized from stock option exercises during the three and six months ended June 30, 2008 and 2007 because a valuation allowance was maintained for all net deferred tax assets.
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
          We record product warranty obligations in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. As of April 2008, we changed our warranty period to 90 days on our products from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Products purchased prior to April 2008 contain a warranty period of 12 months from the purchase date. Customers may exchange products directly to the retailer within 30 days of purchase. We record a liability for an estimate of costs that we expect to incur under our warranty when the product is shipped from the manufacturer. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.
          The following table reconciles the beginning and ending aggregate product warranty liability:

Balance, December 31, 2007	$2,536
Accrual for warranties issued during the period	2,907
Settlements during the period	(4,781)

Balance, June 30, 2008	$662

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          Research and Development Costs
          Research and development costs are expensed as incurred. Research and development costs for the three months ended June 30, 2008 and 2007 were $8,238 and $10,482, respectively, and $16,074 and $20,532 for the six months ended June 30, 2008 and 2007, respectively. These costs are included in engineering, design and development expenses in our accompanying unaudited consolidated statements of operations.
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
          Net (Loss) Income Per Share
          We compute net (loss) income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt, warrants, stock options and restricted stock units) were exercised or converted into common stock. Common stock equivalents of approximately 125,000,000 and 138,000,000 for the three and six months ended June 30, 2008, respectively, and 164,000,000 and 166,000,000 for the three and six months ended June 30, 2007, respectively, were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
          Inventory, net consists of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$12,502	$9,987
Finished goods	11,114	19,550

Total inventory	$23,616	$29,537

          Investments
          Our investments consist of the following:

	June 30	December 31,
	2008	2007
Marketable securities	$465	$469
Restricted investments	56,000	53,000

Total investments	$56,465	$53,469

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          Marketable Securities
          We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Marketable securities consist of certificates of deposit. As of June 30, 2008 and December 31, 2007, certificates of deposit were $465 and $469, respectively. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. We classify our marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ deficit. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from accumulated comprehensive (loss) income into earnings.
          We received proceeds from the sale or maturity of marketable securities of $4 and $10,846 for the six months ended June 30, 2008 and 2007, respectively. There were no unrealized holding gains or losses on marketable securities as of June 30, 2008 and December 31, 2007.
          Restricted Investments
          As of June 30, 2008 and December 31, 2007, short-term restricted investments of $35,000 primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement.
          As of June 30, 2008 and December 31, 2007, long-term restricted investments of $21,000 and $18,000, respectively, primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure our reimbursement obligations under letters of credit issued for the benefit of lessors of office space.
          Investment, stated at cost
          In September 2006, we invested in a third party for strategic purposes. We accounted for this investment under the cost method. We terminated our investment in this third party in 2008 and our original investment was returned in March 2008. There was no investment as of June 30, 2008.
          Equity Method Investment
          We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted to recognize our share of net earnings or losses as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to equity in net loss of affiliate in our accompanying unaudited consolidated statements of operations. We recorded $0 for both the three months ended June 30, 2008 and 2007, and $0 for the six months ended June 30, 2008 and 2007, for our share of SIRIUS Canada’s net loss.
          Merger Costs
          We have incurred approximately $48,100 in direct costs as of June 30, 2008 in connection with our merger with XM Radio. In accordance with SFAS No. 141, “Business Combinations,” which specifies that the cost of an entity acquired in a business combination include the direct costs of the business combination, we have capitalized and included such costs in other long-term assets in our accompanying unaudited consolidated balance sheet.
          Reclassifications
          Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first six months of 2008, we reclassified equipment related retention costs from cost of equipment to sales and marketing expense. Equipment related retention costs are associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption had no significant impact on its consolidated results of operations or financial position. We have not determined the impact, if any that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities will have on its consolidated results of operations or financial position.
          In November 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measure the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expenses as incurred. SFAS No. 141R rescinds EITF 93-07 “Uncertainties Related to Income Taxes in a Purchase Business Combination.” Under EITF 93-07, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, and accordingly it is not expected to have an impact on the accounting for our merger with XM.
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
          Subscriber revenue consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Subscription fees	$261,360	$205,486	$511,827	$395,455
Activation fees	6,052	4,849	12,350	10,168
Effect of rebates	(894)	(700)	(2,019)	(5,192)

Total subscriber revenue	$266,518	$209,635	$522,158	$400,431

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
5. Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our fifth and sixth satellites. The following is a summary of our interest costs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest costs charged to expense	$16,745	$15,750	$34,421	$30,942
Interest costs capitalized	3,485	1,794	6,746	3,608

Total interest costs incurred	$20,230	$17,544	$41,167	$34,550

6. Related Party Transactions
          In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred by us to provide SIRIUS Canada service, including certain costs we incur for the production and distribution of radios as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, SIRIUS Canada pays us a royalty based on a percentage of its annual gross revenues, as long as SIRIUS Canada maintains a positive cash flow position for twelve consecutive months. Additionally, the initial financing we provided to SIRIUS Canada is by way of subscription to non-voting shares which carry an 8% cumulative dividend.
          Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended June 30, 2008 and 2007 were $3,128 and $723, respectively, and $7,830 and $2,600 for the six months ended June 30, 2008 and 2007, respectively. We recorded $0 and $643 in royalty income for the three months ended June 30, 2008 and 2007, respectively, and $0 and $1,159 for the six months ended June 30, 2008 and 2007, respectively. Such royalty income was recorded to other income in our accompanying unaudited consolidated statements of operations. We also recorded dividend income of $0 and $216 for the three months ended June 30, 2008 and 2007, respectively, and $0 and $422 for the six months ended June 30, 2008 and 2007, respectively, which was included in interest and investment income in our accompanying unaudited consolidated statements of operations.
          The amounts due from SIRIUS Canada at June 30, 2008 were $4,672, of which $1,435 and $3,237 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet. The amounts due from SIRIUS Canada at December 31, 2007 were $5,398, of which $2,161 and $3,237 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet. The amounts payable to SIRIUS Canada at June 30, 2008 and December 31, 2007 to fund its remaining capital requirements, were $1,386 and $1,148, respectively, and is included in other long-term liabilities in our accompanying unaudited consolidated balance sheet.
7. Debt
          Debt consists of the following:

	Price	As of
	(per share)	June 30, 2008	December 31, 2007
Senior Secured Term Loan	N/A	$248,125	$249,375
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	299,998	299,998
3 1/2% Convertible Notes due 2008	1.38	—	33,301
8 3/4% Convertible Subordinated Notes due 2009	28.46	1,744	1,744

		1,279,867	1,314,418
Less Current Maturities		302,498	35,801

Total long-term debt		$977,369	$1,278,617

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          Senior Secured Term Loan
          In June 2007, we entered into a Term Credit Agreement with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. As of June 30, 2008, the interest rate was 4.75%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012.
          The loan is guaranteed by our wholly owned subsidiary, Satellite CD Radio, Inc., a Delaware corporation (the “Guarantor”). The Term Credit Agreement is secured by a lien on substantially all of our and the Guarantor’s assets, including our four satellites and the shares of the Guarantor.
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
          3 1/2% Convertible Notes due 2008
          In May 2003, we issued $201,250 in aggregate principal amount of our 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224. These notes matured on June 1, 2008 and were repaid on such date.
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
          Space Systems/Loral Credit Agreement
          In July 2007, we amended and restated our existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under Loral Credit Agreement, Space Systems/Loral has agreed to make loans to us in

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
an aggregate principal amount of up to $100,000 to finance the purchase of our fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by our rights under the Satellite Purchase Agreement with Space Systems/Loral, including our rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., our subsidiary that holds our FCC license, and any future material subsidiary that may be formed by us. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits us to prepay all or a portion of the loans outstanding without penalty. We have not borrowed under the Loral Credit Agreement as of June 30, 2008.
          Covenants and Restrictions
          Our 9 5/8% Senior Notes due 2013, our Credit Agreement with Space Systems/Loral and our Senior Secured Term Loan require us to comply with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the 9 5/8% Senior Notes due 2013 indenture, the Loral Credit Agreements and the credit agreement governing our Senior Secured Term Loans. If we fail to comply with these covenants, our 9 5/8% Senior Notes due 2013, our Senior Secured Term Loan and any loans outstanding under the Loral Credit Agreement and our Term Loan could become immediately payable and the Loral Credit Agreement could be terminated. At June 30, 2008, we were in compliance with all such covenants.
8. Stockholders’ Deficit
          Common Stock, par value $0.001 per share
          We are authorized to issue 2,500,000,000 shares of our common stock as of June 30, 2008. As of June 30, 2008, approximately 321,628,000 shares of our common stock were reserved for issuance in connection with outstanding convertible debt, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the six months ended June 30, 2008, employees exercised 103,443 stock options at exercise prices ranging from $1.96 to $3.36 per share, resulting in proceeds to us of $181.
          In January 2004, we signed a seven-year agreement with the NFL. We delivered to the NFL 15,173,070 shares of our common stock valued at $40,967 upon execution of this agreement. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $219 during the three months ended June 30, 2008 and 2007, and $1,860 during the six months ended June 30, 2008 and 2007. Of the remaining $17,264 in common stock value, $5,852 and $11,412 are included in other current assets and other long-term assets, respectively, on our accompanying unaudited consolidated balance sheet as of June 30, 2008.
          Warrants
          We have issued warrants to purchase shares of our common stock in connection with distribution and programming agreements and certain debt issuances. As of June 30, 2008, warrants to acquire 55,461,000 shares of our common stock with an average exercise price of $3.94 were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended June 30, 2008 and 2007, we recognized expense of $86 and $750, respectively, and $2,856 and $5,949 for the six months ended June 30, 2008 and 2007, respectively, in connection with these warrants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
          As of June 30, 2008, approximately 99,339,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2008, approximately 54,711,000 shares of our common stock were available for grant under the 2003 Plan.
          The following table summarizes stock option activity under our stock incentive plans for the six months ended June 30, 2008 (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at December 31, 2007	79,600	$5.38
Granted	17,492	2.89
Exercised	(103)	1.71
Cancelled or expired	(1,655)	4.82

Outstanding at June 30, 2008	95,334	4.93	6.78	$2,325

Exercisable at June 30, 2008	52,769	5.81	5.63	$2,261

          The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $1.73 and $1.89, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $120 and $1,136, respectively.
          We recognized stock-compensation expense associated with stock options of $11,468 and $10,596 for the three months ended June 30, 2008 and 2007, respectively, and $22,524 and $21,290 for the six months ended June 30, 2008 and 2007, respectively.
          The following table summarizes the non-vested restricted stock unit activity under our stock incentive plans for the six months ended June 30, 2008 (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	3,623	3.70
Granted	3,208	2.87
Exercised	(2,792)	3.55
Cancelled or expired	(34)	1.45

Outstanding at June 30, 2008	4,005	2.73

          The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2008 and 2007 was $2.87 and $3.58, respectively. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2008 and 2007 was $8,302 and $7,764, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          We recognized stock compensation expense associated with restricted stock units and shares of restricted stock of $1,800 and $2,519 for the three months ended June 30, 2008 and 2007, respectively, and $4,614 and $6,217 for the six months ended June 30, 2008 and 2007, respectively.
          For the three and six months ended June 30, 2008, we also recognized stock compensation expense of $1,510 and $2,970 for restricted stock units expected to be granted for services performed in 2008. For the three and six months ended June 30, 2007, we recognized stock compensation expense of $1,226 and $2,404, respectively, for restricted stock units expected to be granted for services performed in 2007.
          401(k) Savings Plan
          We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Plan”) for eligible employees. The Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. Currently we match 50% of employee voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of our common stock. Our matching contribution vests at a rate of 33 1/3% for each year of employment and is fully vested after three years of employment. Expense resulting from our matching contribution to the Plan was $364 and $295 for the three months ended June 30, 2008 and 2007, respectively, and $1,229 and $793 for the six months ended June 30, 2008 and 2007, respectively.
          We may also elect to contribute to the profit sharing portion of the Plan based upon the total compensation of all eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,703 and $1,412 for the three months ended June 30, 2008 and 2007, respectively, and $3,360 and $2,763 for the six months ended June 30, 2008 and 2007, respectively.
10. Income Taxes
          We recorded income tax expense of $543 and $555 for the three months ended June 30, 2008 and 2007, respectively, and $1,086 and $1,110 for the six months ended June 30, 2008 and 2007, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes.
          We provide a valuation allowance for all of our deferred tax assets. Accordingly, unrecognized federal or state income tax positions should not impact the face of our financial statements, but instead would reduce the gross tax benefit. We did not have any unrecognized tax benefits.
11. Commitments and Contingencies
     The following table summarizes our expected contractual cash commitments as of June 30, 2008:

	Remaining
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$1,250	304,242	2,500	232,500	239,375	500,000	$1,279,867
Cash interest payments	38,684	73,509	69,116	68,688	55,971	49,194	355,162
Lease obligations	6,651	13,607	13,131	12,367	12,253	22,852	80,861
Satellite and Transmission	83,689	119,035	106,314	46,507	7,678	41,049	404,272
Programming and content	76,179	173,072	161,778	22,507	19,983	9,667	463,186
Marketing and distribution	46,142	23,711	26,190	14,573	5,500	—	116,116
Chip set development and production	3,654	—	—	—	—	—	3,654
Other	7,349	6,908	3,292	17	—	—	17,566

Total contractual cash commitments	$263,598	$714,084	$382,321	$397,159	$340,760	$622,762	$2,720,684

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
          In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors including our subscriber growth and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.
          We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of June 30, 2008 and December 31, 2007, $56,000 and $53,000, respectively, was classified as restricted investments as a result of our reimbursement obligations under these letters of credit and escrow deposits.
          We have not entered into any off-balance sheet arrangements or transactions.
          Legal Proceedings
          FCC Matters. In August 2008, we entered into a Consent Decree to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decree terminated these inquiries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          As part of the Consent Decree, we agreed, among other things, to:
•	adopt a comprehensive compliance plan, and take steps to address any potentially non-compliant radios remaining in the hands of consumers;

•	receive special temporary authority to operate two of our eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by us in October 2006; and

•	make a voluntary contribution to the United States Treasury of approximately $2,200.
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
          U.S. Electronics Arbitration. In 2006, U.S. Electronics Inc., a former licensed distributor manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that, among other things, we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics is seeking between $75,000 and $110,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. Absent a settlement, we expect the arbitrators to issue a decision in this matter in September 2008.
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
12. Subsequent Events
          General. On July 28, 2008, XM merged with and into Merger Co., our wholly-owned subsidiary, as a result of which XM is now our wholly-owned subsidiary. The merger was effected pursuant to the Merger Agreement, dated as of February 19, 2007, entered into by and among us, XM and Merger Co. For purposes of our outstanding debt instruments, XM constitutes our “unrestricted” subsidiary.
          Pursuant to the Merger Agreement, each outstanding share of the common stock of XM was converted in the Merger into the right to receive 4.6 fully paid and nonassessable shares of our common stock, and each outstanding share of the series A convertible preferred stock of XM was converted in the merger into the right to receive 4.6 fully paid and nonassessable shares of a newly-designated series of our preferred stock.
          Consideration. The fair value of the options issued in exchange for XM options was estimated by using the Black-Scholes option pricing model with market assumptions, including an expected stock price volatility of 58 percent, an expected life of 1-6 years based on the age of the original award, and a risk-free interest rate of 3.36%.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
          The preliminary consideration is as follows:

			Additional
	Common	Preferred	Paid In
	Stock	Stock	Capital	Total
	(In thousands)
Total consideration
Issuance of common stock to XM stockholders (1.4 billion shares at $3.79)	$1,437	$—	$5,443,693	$5,445,130
Issuance of preferred stock to XM stockholders (24.8 million shares at $3.79)	—	25	—	25
Issuance of common stock to XM restricted stockholders (43.6 million shares at $3.79)	33	—	126,527	126,560
Estimated fair value of outstanding XM stock options and restricted stock	—	—	75,515	75,515
Estimated fair value of outstanding XM warrants	—	—	35,401	35,401

Total consideration	$1,470	$25	$5,681,136	$5,682,631

          The table below represents a preliminary allocation of the total consideration to XM’s tangible and intangible assets and liabilities based on our preliminary estimate of their respective fair values as of June 30, 2008.

Total
(In thousands)
XM historical net book value of assets and liabilities assumed	$(1,144,272)
XM minority interest assumed	(60,200)
Elimination of XM historical FCC license	(141,412)
Adjustment to fair value FCC license	1,300,000
Elimination of XM historical intangible asset related to subscriber and advertiser relationships and trademarks	(2,750)
Adjustment to fair value intangible assets related to subscriber and advertiser relationships and trademarks	437,000
Adjustment to deferred taxes related to increased FCC license carrying value	(463,435)
Estimated transaction costs	(65,000)
Residual goodwill created from the merger	5,798,406
Unrecognized compensation on unvested stock options and restricted stock	61,444
Loss on commitment to purchase transponders of XM-4 satellite	(16,057)
Write-off of debt issuance costs	(21,093)

Total consideration allocated	$5,682,631

          Upon completion of the fair value assessment, we anticipate that the ultimate price allocation will differ from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.
          Our common stock will continue to trade on the NASDAQ Global Select Market under the symbol “SIRI”. Following consummation of the Merger, the common stock of XM was delisted from the NASDAQ Global Select Market. On August 5, 2008, we changed our name to Sirius XM Radio Inc.
FCC Conditions
          In order to demonstrate to the FCC that the merger was in the public interest, we and XM represented to the FCC that the combined company will implement a number of voluntary commitments. These programming, minority and public interest, equipment, subscription rates, and other service commitments are summarized as follows:
Programming
          A La Carte Programming: The combined company will offer the following a la carte programming options:

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
•	50 Channels will be available for $6.99 a month and will allow consumers to choose either 50 SIRIUS channels from approximately 100 SIRIUS channels or 50 XM channels from approximately 100 XM channels. Additional channels can be added for 25 cents each, with premium programming priced at additional cost. However, in no event will a customer subscribing to this a la carte option pay more than $12.95 per month for this programming.

•	100 Channels will be available on an a la carte basis for $14.99 a month. This a la carte option will allow SIRIUS customers to choose from the SIRIUS programming line-up and some of the best of XM’s programming, and XM customers to choose from the XM programming line-up and some of the best of SIRIUS’ programming.
                   Within three months of the consummation of the merger, the first radios capable of offering a la carte programming will be introduced in the retail after-market, likely first with respect to radios offered by us followed thereafter by XM radios, and the combined company will commence offering a la carte programming.
          “Best of Both” Programming: Within three months of the consummation of the merger, we will offer customers the ability to receive the best of both SIRIUS and XM programming. Current XM customers will continue to receive their existing XM service, and be able to obtain select SIRIUS programming. Likewise, current SIRIUS customers will continue to receive their existing SIRIUS service, and be able to obtain select XM programming. This “best of” programming will be the same “best of” programming included as part of the 100 Channel a la carte offering, and will be available at a monthly cost of $16.99.
          Mostly Music or News, Sports and Talk Programming: Within three months of the consummation of the merger, customers will have the option of choosing an option of “mostly music” programming. Subscribers will also be able to choose an option of news, sports and talk programming. Each of these programming options will be available on existing satellite radios at a cost of $9.99 per month.
          Discounted Family-Friendly Programming: Within three months of the consummation of the merger, consumers will be able to purchase a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. Current SIRIUS customers will also be able to choose a family-friendly version of SIRIUS programming that includes select XM programming, and current XM customers can choose a family-friendly XM programming option that includes select SIRIUS programming. This programming will cost $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming. These programming options are subject to individual channel changes in the ordinary course of business and, in the case of certain programming, the consent of third-party programming providers.
Public Interest and Qualified Entity Channels.
•	Within six months of the consummation of the merger, we will set aside four percent of the full-time audio channels on the Sirius platform and on the XM platform, respectively, which currently represents six channels on the Sirius platform and six channels on the XM platform, for noncommercial, educational and informational programming within the meaning of the FCC rules that govern a similar obligation of direct broadcast satellite providers. We and XM will not select a programmer to fill more than one non-commercial, educational or informational channel on each of the Sirius and XM platforms as long as demand for such channels exceeds available supply.

•	In addition, within four months of the consummation of the merger, the we will enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the Sirius platform and on the XM platform, respectively, which again currently represents six channels on the Sirius platform and six channels on the XM platform. As digital compression technology enables the company to broadcast additional full-time audio channels, the combined company will ensure that four percent of full-time audio channels on the Sirius platform and the XM platform are reserved for a Qualified Entity or Entities; provided that in no event will we reserve fewer than six channels on the Sirius platform and six channels on the XM platform.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
•	The Qualified Entity or Entities will not be required to make any lease payments for such channels. We are willing not to be involved in the selection of the Qualified Entity or Entities. We will have no editorial control over these channels.
Equipment
•	The combined company, we will offer for license, on commercially reasonable and non-discriminatory terms, the intellectual property we own and control of the basic functionality of satellite radios that is necessary to independently design, develop and have manufactured satellite radios (other than chip set technology, which technology includes its encryption and conditional access keys) to any bona fide third party that wishes to design, develop, have manufactured and distribute subscriber equipment compatible with the Sirius system, the XM system, or both. Chip sets for satellite radios may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. Such technology license shall contain commercially reasonable terms, including, without limitation, confidentiality, indemnity and default obligations; require the licensee to comply with all existing and applicable law, including FCC rules and regulations and applicable U.S. copyright laws; and require the licensee and qualified manufacturer to satisfy technical and quality assurance standards and tests established by the combined company from time to time and applicable to licensees and qualified manufacturers. The combined company will not enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver the company’s satellite radio service.

•	We will not execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.
Service to Puerto Rico
          Within three months of the consummation of the merger, we will file the necessary applications to provide the Sirius satellite radio service to the Commonwealth of Puerto Rico using terrestrial repeaters and will, upon grant of the necessary permanent authorizations, promptly introduce such satellite radio service to the Commonwealth.
Interoperable Receivers
          Within nine months of the consummation of the merger, we will offer for sale an interoperable receiver in the retail after-market.
Subscription Rates
          We will not raise the retail price for our basic $12.95 per month subscription package, the a la carte programming packages and the new programming packages described above for thirty six months after consummation of the merger. Six months prior to the expiration of this commitment period, the FCC will seek public comment on whether the cap continues to be necessary. The FCC will then define whether it should be modified, removed or extended. After the first anniversary of the consummation of the merger, we may pass through cost increases incurred since the filing of the combined company’s FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. We will provide customers, either on individual bills or on the combined company’s website, specific costs passed through to consumers pursuant to the preceding sentence.
Local Programming and Advertising
          We have committed not to originate local programming or advertising through our repeater networks.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
XM Indebtedness
          Second Supplemental Indenture to Indenture for 1.75% Convertible Senior Notes
          On July 28, 2008, we, XM and The Bank of New York Mellon, as trustee, entered into a second supplemental indenture to the indenture governing XM’s 1.75% Convertible Senior Notes due 2009 (the “1.75% Notes”). Pursuant to the second supplemental indenture, the 1.75% Notes became convertible at the option of the holder into shares of our common stock initially at a conversion rate of 92.00 shares of our common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $10.87 per share of our common stock (subject to adjustment in certain events), at any time until December 1, 2009.
          First Supplemental Warrant for Warrant Agreement, dated March 15, 2000
          On July 28, 2008, we, XM and The Bank of New York Mellon entered into a first supplemental warrant to the warrant agreement governing XM’s warrants issued in connection with 14% Senior Secured Notes due 2010 (the “2010 Warrants”). Pursuant to the first supplemental warrant, each of the 2010 Warrants became exercisable for 40.39 shares of our common stock at an exercise price of $9.83 per share and we assumed the covenants, agreements, obligations and undertakings of XM under the warrant agreement and the 2010 Warrants.
          First Supplemental Warrant for Warrant Agreement, dated January 28, 2003
          On July 28, 2008, we, XM and The Bank of New York Mellon entered into a first supplemental warrant to the warrant agreement governing XM’s warrants issued in connection with 14% Senior Secured Discount Notes due 2009 (the “2009 Warrants”). Pursuant to the first supplemental warrant, each of the 2009 Warrants became exercisable for 391.00 shares of our common stock at an exercise price of $0.69 per share and we assumed the covenants, agreements, obligations and undertakings of XM under the warrant agreement and the 2009 Warrants.
          Written Instrument for Common Stock Purchase Warrant, dated June 3, 2005
          On July 28, 2008, we entered into a written instrument to the common stock purchase warrant governing XM’s warrant issued to Space Systems/Loral Inc. (the “SS/L Warrant”). Pursuant to the written instrument, the SS/L Warrant became exercisable for 1,840,000 shares of our common stock at an exercise price of $7.05 per share and we assumed the obligation to deliver to Space Systems/Loral Inc. the shares of stock, securities or assets to which the warrantholder may be entitled under the SS/L Warrant, and all other obligations of XM under the SS/L Warrant.
          Written Instrument for Common Stock Purchase Warrant, dated May 4, 2006
          On July 28, 2008, we entered into a written instrument to the common stock purchase warrant governing XM’s warrant originally issued to Boeing Satellite Systems and currently held by Bank of America, N.A. (the “BofA Warrant”). Pursuant to the written instrument, the BofA Warrant became exercisable for 2,300,000 shares of our common stock at an exercise price of $2.94 per share and we assumed the obligation to deliver to Bank of America, N.A. the shares of stock, securities or assets to which the warrantholder may be entitled under the BofA Warrant, and all other obligations of XM under the BofA Warrant.
          13% Senior Notes due 2014
          On July 31, 2008, XM Escrow LLC (“Escrow LLC”), a Delaware limited liability company and wholly-owned subsidiary of XM, which is our wholly-owned subsidiary, issued $778.5 million aggregate principal amount of 13% Senior Notes due 2014 (the “Senior Notes”). The Senior Notes, offered at a purchase price equal to 89.93% of their principal amount, are senior obligations of XM Satellite Radio Inc. (“XM Inc.”) and rank equally in right of payment with its existing and future senior debt. Interest is payable semi-annually in arrears on February 1 and August 1 at a rate of 13% per annum. The Senior Notes are unsecured and will mature in 2014, with such maturity to occur earlier in 2013, in certain circumstances.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
Escrow LLC merged with and into XM Inc., with XM Inc. being the surviving corporation. Upon this merger, the Senior Notes became obligations of XM Inc. and are guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc. The Senior Notes are not guaranteed by Sirius XM Radio Inc. XM Inc., at its option, may redeem the Senior Notes at a “make-whole” redemption price at any time, subject to certain restrictions. The Senior Notes are subject to covenants that, among other things, require XM Inc. to make an offer to repurchase the Senior Notes at 101% of their principal amount in the event of a change of control, and limit the ability of XM Inc. and its restricted subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of its assets and the assets of its restricted subsidiaries.
          7% Exchangeable Senior Subordinated Notes Due 2014
          On August 1, 2008, XM Inc. issued $550 million aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes, offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount, are senior subordinated obligations of XM Inc. and rank junior in right of payment with its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM Holdings, XM Equipment LLC and XM Radio Inc. have also guaranteed the Exchangeable Notes on a senior subordinated basis. The Exchangeable Notes are not guaranteed by Sirius XM Radio Inc. Interest is payable semi-annually in arrears on June 1 and December 1 at a rate of 7% per annum. The Exchangeable Notes will be exchangeable at any time at the option of the holder into shares of our common stock, par value $0.001 per share, at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. If a fundamental change occurs, and in other circumstances specified in the Exchangeable Notes prior to maturity, holders of the Exchangeable Notes may require XM Inc. to repurchase all or part of their Exchangeable Notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. The exchange rate will be increased in relation to exchanges occurring during specified periods following the occurrence of specified corporate transactions involving us or XM Inc.
          Share Lending Agreements
          On July 28, 2008, we agreed to lend Morgan Stanley Capital Services, Inc. an aggregate of 188,399,978 shares of our common stock and to lend UBS AG, London Branch, an aggregate of 74,000,005 shares of our common stock. Each of the share lending agreements will terminate on or about the maturity date of the Exchangeable Notes, or, if earlier, the date as of which the entire principal amount of Exchangeable Notes ceases to be outstanding as a result of exchange, repayment, repurchase, or otherwise. The share lending agreement with Morgan Stanley Capital Services, Inc. is guaranteed by Morgan Stanley.
Reorganization of our Board of Directors
          On July 28, 2008, effective immediately prior to the effective time of the Merger, Joseph P. Clayton, Warren N. Lieberfarb and Michael McGuiness resigned from our board of directors, with Mr. Clayton also resigning as chairman of our board of directors.
          On the same date, effective as of the effective time of the Merger, as approved by resolutions of our board of directors and pursuant to the Merger Agreement, the number of directors on our board of directors was increased from eight to twelve. Effective at the same time, each of the following former members of the XM board of directors was elected to our board of directors:
Joan Amble
Eddy Hartenstein
Chet Huber
John Mendel
Gary Parsons
Jack Shaw
Jeff Zients
          Also effective at the same time, our board of directors appointed Gary Parsons as Chairman of our board of directors pursuant to the Merger Agreement. As of the time of the filing of this Report, the newly-elected directors

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(Unaudited)
have not been appointed to any committees of our board of directors and we have not determined to which committees, the newly-elected directors may be appointed.
Amendment to our Certificate of Incorporation
          On July 28, 2008, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to 4,500,000,000, and the total number of shares that we have the authority to issue to 4,550,000,000. On the same date and as contemplated by the Merger Agreement, we amended our Amended and Restated Bylaws to provide that, for a period of two years following the completion of the merger, (i) any termination or replacement of either our chief executive officer or chairman of the board of directors as of the completion of the merger (or such individual’s successor) or (ii) any sale, transfer or other disposition of assets, rights or properties which are material, individually or in the aggregate, to us (or the execution of any agreement to take any such action), will require the prior approval of a majority of the independent directors on our board of directors.
          Also on the same date, as contemplated by the Merger Agreement and as approved by our board of directors, we created a new series of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”), which has the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the series A convertible preferred stock of XM, except that such preferred stock has the right to vote with the holders of the our common stock as a single class, with each share of preferred stock having 1/5th of a vote.
          On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc. The name change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary (formed solely for the purpose of implementing the name change) into us. We are the surviving corporation and, in connection with the merger, we have amended our Amended and Restated Certificate of Incorporation to change our name to Sirius XM Radio Inc. pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware.
Pro Forma Financial Statements
          The unaudited pro forma condensed combined statement of income as of June 30, 2008 and for the fiscal year ended December 31, 2007, the unaudited pro forma combined balance sheet as of June 30, 2008, and accompanying notes are filed as Exhibit 99.1 and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          (All dollar amounts are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), in Part II, Item 1A of this Report and in other reports and documents published by us from time to time, particularly the risk factors described under “Business—Risk Factors” in Item 1A of the Form 10-K and any updates thereof in Part II Item 1A of the Form 10-Q.
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our merger with XM Satellite Radio Holdings Inc. (“XM”), including the uncertainties relating to the indebtedness of XM; the possibility that the anticipated benefits of the merger may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and it affects on our business in the future;

•	the useful life of our satellites, which have experienced circuit failures on their solar arrays and other component failures and are not insured;

•	our dependence upon third parties, including manufacturers and distributors of SIRIUS radios, retailers, automakers and programming providers; and

•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, internet radio, mobile phones, iPods and other MP3 devices, and emerging next generation networks and technologies.
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
          SIRIUS Canada Inc., a Canadian corporation owned by us, Canadian Broadcasting Corporation and Standard Broadcasting Corporation, received a license from the Canadian Radio-television and Telecommunications Commission to offer a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels of Canadian content. Subscribers to the SIRIUS Canada service are not included in our subscriber count.
          SIRIUS radios are primarily distributed through retailers; automakers, or OEMs; and through our website. SIRIUS radios can be purchased at major retailers, including Best Buy; Circuit City; Crutchfield; Costco; Target; Wal-Mart; and on an exclusive basis through RadioShack. On June 30, 2008, SIRIUS radios were available at more than 20,000 retail locations. We have exclusive agreements with Aston Martin, Audi, Automobili Lamborghini, Bentley, BMW, Chrysler, Dodge, Ford, Jaguar, Jeep, Kia, Land Rover, Lincoln, Maybach, Mazda, Mercedes-Benz, Mercury, MINI, Mitsubishi, Rolls-Royce, Volvo, and Volkswagen to offer SIRIUS radios as factory or dealer-installed equipment in their vehicles. SIRIUS has relationships with Toyota and Scion to offer SIRIUS radios as dealer-installed equipment, and a relationship with Subaru to offer SIRIUS radios as factory or dealer-installed equipment. We also have relationships with Toyota, and Scion to offer SIRIUS radios as factory or dealer-installed equipment. As of June 30, 2008, SIRIUS radios were available as a factory-installed option in 126 vehicle models and as a dealer-installed option in 45 vehicle models. SIRIUS radios are also offered to renters of Hertz vehicles at airport locations nationwide.
          As of June 30, 2008, we had 8,924,139 subscribers compared with 8,321,785 subscribers as of December 31, 2007 and 7,142,538 subscribers as of June 30, 2007. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; and subscribers to SIRIUS Internet Radio, our Internet service.
          Our primary source of revenue is subscription fees, with most of our customers subscribing to SIRIUS on either an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from backseat TV, data services, activation fees, the sale of advertising on select non-music channels and the direct sale of SIRIUS radios and accessories. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for SIRIUS radios, the strength of the SIRIUS brand, and on the quality and entertainment value of our programming
          In certain cases, automakers include a subscription to our radio service in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically six months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with SIRIUS radios installed in their vehicles.
          On July 28, 2008, XM merged (the “Merger”) with and into Vernon Merger Corporation (“Merger Co.”), our wholly-owned subsidiary, as a result of which XM is now our wholly-owned subsidiary. For purposes of our outstanding debt instruments, XM constitutes our “unrestricted” subsidiary. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by and among us, XM and Merger Co. The information presented in this Report does not give effect to the Merger; refer to Note 12 “Subsequent Events” for further details. On August 5, 2008, we changed our name to Sirius XM Radio Inc.

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
          Certain amounts in the prior unaudited consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first six months of 2008, we reclassified equipment related retention costs from cost of equipment to sales and marketing expense. Equipment related retention costs are associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn.
Subscribers and Key Operating Metrics:
          The following table contains a breakdown of our subscribers for the three and six months ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Beginning subscribers	8,644,319	6,581,045	8,321,785	6,024,555
Net additions	279,820	561,493	602,354	1,117,983

Ending subscribers	8,924,139	7,142,538	8,924,139	7,142,538

Retail	4,676,814	4,364,646	4,676,814	4,364,646
OEM	4,231,428	2,758,639	4,231,428	2,758,639
Hertz	15,897	19,253	15,897	19,253

Ending subscribers	8,924,139	7,142,538	8,924,139	7,142,538

Retail	33,599	129,843	36,105	322,821
OEM	244,610	434,955	565,796	799,629
Hertz	1,611	(3,305)	453	(4,467)

Net addtions	279,820	561,493	602,354	1,117,983

          Subscribers. We ended the second quarter of 2008 with 8,924,139 subscribers, an increase of 7% since December 31, 2007 and 25% from the 7,142,538 subscribers as of June 30, 2007. Since June 30, 2007, we added 312,168 net subscribers from our retail channel and 1,469,433 net subscribers from our OEM channel, resulting in a 7% and 53% increase in our retail and OEM subscribers, respectively.

The following table presents our key operating metrics for the three and six months ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Gross subscriber additions	1,029,287	1,002,145	2,032,709	1,990,603
Deactivated subscribers	749,467	440,652	1,430,355	872,620
Average monthly churn (1)(6)	2.8%	2.1%	2.8%	2.2%
ARPU (2)(6)	$10.49	$10.71	$10.45	$10.59
SAC, as adjusted, per gross subscriber addition(3)(6)	$78	$107	$84	$104
Customer service and billing expenses, as adjusted, per average subscriber (4)(6)	$0.86	$1.05	$0.96	$1.10
Total revenue	$283,017	$226,427	$553,367	$430,464
Free cash flow (5)(6)	$(31,087)	$(80,031)	$(217,622)	$(226,747)
Adjusted loss from operations (7)	$(23,785)	$(79,299)	$(63,241)	$(163,298)
Net loss	$(83,899)	$(134,147)	$(188,017)	$(278,892)
          ARPU. Total ARPU for the three months ended June 30, 2008 was $10.49 compared to $10.71 for the three months ended June 30, 2007. The decrease was driven by an increase in the mix of prepaid subscriptions on vehicles that have not been sold to a consumer; a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues; offset by the effects of rebates.
          We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $78 and $107 for the three months ended June 30, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics.
          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS radios decrease in the future. If competitive forces or changes in retailer promotional strategies require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber additions.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber declined 18% to $0.86 for the second quarter of 2008 compared with $1.05 for the second quarter of 2007. The decline was primarily due to efficiencies across a larger subscriber base.
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
          Adjusted Loss from Operations. For the three months ended June 30, 2008 and 2007, adjusted loss from operations was $23,785 and $79,299, respectively, a decrease of $55,514. The decrease was primarily driven by an increase in total revenue of $56,590 as a result of a 25% increase in our subscriber base and a $24,273 improvement in subscriber acquisition costs which more than offset an increase in revenue share and royalties.
          Net Loss. For the three months ended June 30, 2008 and 2007, net loss was $83,899 and $134,147, respectively, a decrease of $50,248. The decrease was primarily driven by an increase in total revenue of $56,590 as a result of a 25% increase in our subscriber base.

Three and Six Months Ended June 30, 2008 Compared with Three and Six Months Ended June 30, 2007
          Total Revenue
          Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.
•	Three Months: For the three months ended June 30, 2008 and 2007, subscriber revenue was $266,518 and $209,635, respectively, an increase of 27% or $56,883. The increase was attributable to the growth of subscribers to our service.

•	Six Months: For the six months ended June 30, 2008 and 2007, subscriber revenue was $522,158 and $400,431, respectively, an increase of 30% or $121,727. The increase was attributable to the growth of subscribers to our service.
     The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Subscription fees	$261,360	$205,486	$511,827	$395,455
Activation fees	6,052	4,849	12,350	10,168
Effect of rebates	(894)	(700)	(2,019)	(5,192)

Total subscriber revenue	$266,518	$209,635	$522,158	$400,431

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
•	Three Months: For the three months ended June 30, 2008 and 2007, net advertising revenue was $8,332 and $9,177, respectively, which represents a decrease of $845. The decrease was driven by lower advertising spot sales compared to the three months ended June 30, 2007.

•	Six Months: For the six months ended June 30, 2008 and 2007, net advertising revenue was $16,740 and $15,898, respectively, which represents an increase of $842. The increase was a result of increased advertiser interest through sales efforts in the first six months of 2008 as compared to the first six months of 2007.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, equipment revenue was $7,956 and $6,255, respectively, which represents an increase of $1,701. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•	Six Months: For the six months ended June 30, 2008 and 2007, equipment revenue was $14,019 and $10,926, respectively, which represents an increase of $3,093. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

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
•	Three Months: For the three months ended June 30, 2008 and 2007, satellite and transmission expenses were $7,451 and $7,337, respectively, which represents an increase of $114. Excluding stock-based compensation of $759 and $621 for the three months ended June 30, 2008 and 2007, respectively, satellite and transmission expenses decreased $24 from $6,716 to $6,692. As of June 30, 2008 and 2007, we had 124 and 127 terrestrial repeaters, respectively, in operation.

•	Six Months: For the six months ended June 30, 2008 and 2007, satellite and transmission expenses were $15,275 and $15,323, respectively, which represents a decrease of $48. Excluding stock-based compensation of $1,555 and $1,277 for the six months ended June 30, 2008 and 2007, respectively, satellite and transmission expenses decreased $326 from $14,046 to $13,720. As of June 30, 2008 and 2007, we had 124 and 127 terrestrial repeaters, respectively, in operation.
          Future increases in satellite and transmission expenses will primarily be attributable to the addition of new terrestrial repeaters and maintenance costs of existing terrestrial repeaters. We expect to deploy additional terrestrial repeaters in 2008. Such expenses may also increase in future periods if we decide to reinstate our in-orbit satellite insurance.
          Programming and Content. Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming. These agreements require us to pay license fees, share advertising revenue; purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense in the period the advertising is broadcast.
•	Three Months: For the three months ended June 30, 2008 and 2007, programming and content expenses were $55,247 and $54,311, respectively, which represents an increase of $936. Excluding stock-based compensation of $1,160 and $1,215 for the three months ended June 30, 2008 and 2007, respectively, programming and content expenses increased $991 from $53,096 to $54,087. This increase of $991 was primarily attributable to license fees associated with new programming and compensation related costs for additions to headcount.

•	Six Months: For the six months ended June 30, 2008 and 2007, programming and content expenses were $116,939 and $114,309, respectively, which represents an increase of $2,630. Excluding stock-based compensation of $3,949 and $4,150 for the six months ended June 30, 2008 and 2007, respectively, programming and content expenses increased $2,831 from $110,159 to $112,990. This increase of $2,831 was primarily attributable to license fees associated with new programming and compensation related costs for additions to headcount.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, revenue share and royalties were $49,723 and $29,841, respectively, which represents an increase of $19,882. This increase was attributable to the determination by the Copyright Royalty Board in January 2008 of the royalty rate under the statutory license covering the performance of sound recordings. The 25% growth in our revenues also contributed to the increase in revenue share and royalties.

•	Six Months: For the six months ended June 30, 2008 and 2007, revenue share and royalties were $92,043 and $56,975, respectively, which represents an increase of $35,068. This increase was attributable to the determination by the Copyright Royalty Board in January 2008 of the royalty rate under the statutory license covering the performance of sound recordings. The 29% growth in our revenues also contributed to the increase in revenue share and royalties.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, customer service and billing expenses were $22,865 and $21,618, respectively, which represents an increase of $1,247. Excluding stock-based compensation of $265 and $178 for the three months ended June 30, 2008 and 2007, respectively, customer service and billing expenses increased $1,160 from $21,440 to $22,600. This increase of $1,160 was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 5% compared with an increase in subscribers of 25% year over year.

•	Six Months: For the six months ended June 30, 2008 and 2007, customer service and billing expenses were $49,786 and $43,471, respectively, which represents an increase of $6,315. Excluding stock-based compensation of $541 and $377 for the six months ended June 30, 2008 and 2007, respectively, customer service and billing expenses increased $6,152 from $43,094 to $49,246. This increase of $6,152 was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger base. Customer service and billing expenses, excluding stock-based compensation, increased 14% compared with an increase in subscribers of 25% year over year.
          We expect our customer care and billing expenses, excluding stock-based compensation expense, to increase as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve a larger subscriber base and bad debt expense.
          Cost of Equipment. Cost of equipment includes costs for SIRIUS radios and accessories sold through our direct to consumer distribution channel.
•	Three Months: For the three months ended June 30, 2008 and 2007, cost of equipment was $6,647 and $7,386, respectively, which represents a decrease of $739. The decrease was primarily attributable to a decline in per unit costs.

•	Six Months: For the six months ended June 30, 2008 and 2007, cost of equipment was $14,234 and $13,843, respectively, which represents an increase of $391. The increase was primarily attributed to higher sales volume, offset by a decline in per unit costs.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, sales and marketing expenses were $49,133 and $46,864, respectively, which represents an increase of $2,269. Excluding stock-based compensation of $2,464 and $2,849 for the three months ended June 30, 2008 and 2007, respectively, sales and marketing expenses increased $2,654, from $44,015 to $46,669. This increase was primarily attributable to equipment related retention costs associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn. This was offset by lower consumer advertising and reduced cooperative marketing spend with our channel partners.
•	Six Months: For the six months ended June 30, 2008 and 2007, sales and marketing expenses were $87,598 and $87,861, respectively, which represents a decrease of $263. Excluding stock-based compensation of $7,704 and $8,493 for the six months ended June 30, 2008 and 2007, respectively, sales and marketing expenses increased $526 from $79,368 to $79,894. This increase was primarily attributable to equipment related retention costs associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn. This was offset by lower consumer advertising and reduced cooperative marketing spend with our channel partners.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, subscriber acquisition costs were $81,392 and $105,665, respectively, which represents a decrease of 23% or $24,273. Excluding stock-based compensation of $0 and $7 for the three months ended June 30, 2008 and 2007, respectively, subscriber acquisition costs decreased 23%, or $24,266, from $105,658 to $81,392. This decrease of $24,266 was primarily attributable to lower retail and OEM subsidies due to better product economics.

•	Six Months: For the six months ended June 30, 2008 and 2007, subscriber acquisition costs were $171,216 and $205,782, respectively, which represents a decrease of 17% or $34,566. Excluding stock-based compensation of $14 and $1,887 for the six months ended June 30, 2008 and 2007, respectively, subscriber acquisition costs decreased 16%, or $32,693, from $203,895 to $171,202. This decrease of $32,693 was primarily driven by lower retail and OEM subsidies due to better product economics.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, general and administrative expenses were $42,467 and $38,471, respectively, which represents an increase of $3,996. Excluding stock-based compensation of $11,457 and $11,163 for the three months ended June 30, 2008 and 2007, respectively, general and administrative expenses increased $3,702 from $27,308 to $31,010. This increase of $3,702 was primarily the result of higher litigation related costs and compensation-related costs to support the growth of our business.

•	Six Months: For the six months ended June 30, 2008 and 2007, general and administrative expenses were $91,246 and $73,814, respectively, which represents an increase of $17,432. Excluding stock-based compensation of $23,455 and $23,103 for the six months ended June 30, 2008 and 2007, respectively, general and administrative expenses increased $17,079 from $50,711 to $67,790. This increase of $17,079 was primarily a result of higher litigation related costs and compensation-related costs to support the growth of our business.
          We expect our general and administrative expenses, excluding stock-based compensation expense, to increase in future periods as a result of higher personnel, information technology, and facilities costs to support the growth of our business and increased litigation costs.

          Future expense associated with stock-based compensation is contingent upon a number of factors, including the number of stock-based awards granted, the price of our common stock, assumptions used in estimating the fair value of stock-based awards, estimates for forfeitures, vesting provisions and the timing as to when certain performance criteria are met, and could materially change.
          Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast infrastructure, and costs associated with the incorporation of SIRIUS radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended June 30, 2008 and 2007, engineering, design and development expenses were $9,028 and $11,250, respectively, which represents a decrease of $2,222. Excluding stock-based compensation of $1,046 and $984 for the three months ended June 30, 2008 and 2007, respectively, engineering, design and development expenses decreased $2,284 from $10,266 to $7,982. This decrease of $2,284 was primarily attributable to reduced OEM and product development costs.

Six Months: For the six months ended June 30, 2008 and 2007, engineering, design and development expenses were $17,684 and $23,661, respectively, which represents a decrease of $5,977. Excluding stock-based compensation of $2,195 and $1,990 for the six months ended June 30, 2008 and 2007, respectively, engineering, design and development expenses decreased $6,182 from $21,671 to $15,489. This decrease of $6,182 was primarily attributable to reduced OEM and product development costs.
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
•	Three Months: For the three months ended June 30, 2008 and 2007, interest and investment income was $1,425 and $4,753, respectively, which represents a decrease of $3,328. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.

•	Six Months: For the six months ended June 30, 2008 and 2007, interest and investment income was $4,227 and $10,795, respectively, which represents a decrease of $6,568. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.
          Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.
•	Three Months: For the three months ended June 30, 2008 and 2007, interest expense was $16,745 and $15,750, respectively, which represents an increase of $995. Interest expense was slightly higher than the second quarter 2007 due to the incurrence of the $250,000 Senior Secured Term Loan in June 2007. Interest expense was offset by the capitalized interest associated with satellite construction and the related launch vehicle.

•	Six Months: For the six months ended June 30, 2008 and 2007, interest expense was $34,421 and $30,942, respectively, which represents an increase of $3,479. The increase was primarily due to the incurrence of the $250,000 Senior Secured Term Loan in June 2007. Interest expense was offset by the capitalized interest associated with satellite construction and the related launch vehicle.

                    Income Taxes
          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.
•	Three Months: We recorded income tax expense of $543 and $555 for the three months ended June 30, 2008 and 2007, respectively.

•	Six Months: We recorded income tax expense of $1,086 and $1,110 for the six months ended June 30, 2008 and 2007, respectively.

Footnotes to Results of Operations
(1)	Average monthly churn represents the average amount of deactivations for the quarter divided by the average subscriber balance for the quarter.
(2)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Subscriber revenue	$266,518	$209,635	$522,158	$400,431
Net advertising revenue	8,332	9,177	16,740	15,898

Total subscriber and net advertising revenue	$274,850	$218,812	$538,898	$416,329

Daily weighted average number of subscribers	8,739,766	6,811,750	8,593,054	6,554,943
ARPU	$10.49	$10.71	$10.45	$10.59
(3)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of SIRIUS radios and accessories, excluding stock-based compensation divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Subscriber acquisition cost	$81,392	$105,665	$171,216	$205,782
Less: stock-based compensation granted to third parties and employees	—	(7)	(14)	(1,887)
Add: margin from direct sale of SIRIUS radios and accessories	(1,309)	1,131	215	2,917

SAC, as adjusted	$80,083	$106,789	$171,417	$206,812

Gross subscriber additions	1,029,287	1,002,145	2,032,709	1,990,603
SAC, as adjusted, per gross subscriber addition	$78	$107	$84	$104
(4)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Customer service and billing expenses	$22,865	$21,618	$49,786	$43,471
Less: stock-based compensation	(265)	(178)	(541)	(377)

Customer service and billing expenses, as adjusted	$22,600	$21,440	$49,245	$43,094

Daily weighted average number of subscribers	8,739,766	6,811,750	8,593,054	6,554,943
Customer service and billing expenses, as adjusted, per average subscriber	$0.86	$1.05	$0.96	$1.10

(5)	Free cash flow is derived from cash flow provided by (used in) operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net cash provided by (used in) operating activities	$8,211	$(55,900)	$(131,081)	$(189,847)
Additions to property and equipment	(34,473)	(24,131)	(73,698)	(36,589)
Merger related costs	(4,825)	—	(14,843)	—
Sales of investments	—	—	5,000	—
Restricted and other investment activity	—	—	(3,000)	(310)

Free cash flow	$(31,087)	$(80,031)	$(217,622)	$(226,746)

(6)	Average monthly churn; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

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

(7)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period—to-period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of stock-based compensation expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and stock-based compensation expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and stock-based compensation expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net loss	$(83,899)	$(134,147)	$(188,017)	$(278,892)
Depreciation	27,113	26,284	54,019	53,070
Stock-based compensation	17,151	17,017	39,413	41,277
Other expense	15,307	10,992	30,258	20,137
Income tax expense	543	555	1,086	1,110

Adjusted loss from operations	$(23,785)	$(79,299)	$(63,241)	$(163,298)

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
          As of June 30, 2008, we had $220,133 in cash and cash equivalents compared with $424,749 as of June 30, 2007 and $438,820 as of December 31, 2007.
          The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months
	Ended June 30,
	2008	2007	Variance
Net cash (used in) operating activities	$(131,081)	$(189,847)	$58,766
Net cash (used in) investing activities	(86,537)	(25,956)	(60,581)
Net cash (used in) provided by financing activities	(1,069)	247,131	(248,200)

Net (decrease) increase in cash and cash equivalents	(218,687)	31,328	(250,015)
Cash and cash equivalents at beginning of period	438,820	393,421	45,399

Cash and cash equivalents at end of period	$220,133	$424,749	$(204,616)

          Net Cash Used in Operating Activities
          Net cash used in operating activities decreased $58,766 to $131,081 for the six months ended June 30, 2008 from $189,847 for the six months ended June 30, 2007. Such decrease in the net outflows of cash was attributable to increased cash receipts from subscribers due to the growth of our subscriber base, as well as the improvement in adjusted loss from operations.
          Net Cash Used in Investing Activities
          Net cash used in investing activities was $86,537 for the six months ended June 30, 2008 compared with net cash used in investing activities of $25,956 for the six months ended June 30, 2007. The $60,581 increase was primarily a result of an increase in capital expenditures of $37,109 as a result of costs associated with our satellite construction and launch vehicle and the increase in merger related costs of $14,843 during the six months ended June 30, 2008.
          We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.
          Net Cash Used In Financing Activities
          Net cash used in financing activities increased $248,200 to $1,069 for the six months ended June 30, 2008 from net cash provided by financing activities of $247,131 for the six months ended June 30, 2007 primarily due to the proceeds received from the $250,000 Senior Secure Term Loan in June 2007.
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
          Based upon our current plans, we believe that our cash, cash equivalents, marketable securities, and current availability under our credit facility, will be sufficient to cover our estimated funding needs through cash flow breakeven; the point at which our revenues are sufficient to fund expected operating expenses, capital expenditures, merger related costs, working capital requirements, interest payments and taxes. Our first quarter of positive free cash flow was reached in the fourth quarter of 2006, and we achieved positive free cash flow for the second half of 2007. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.
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

          As of June 30, 2008, approximately 99,338,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of June 30, 2008, approximately 54,711,000 shares of our common stock were available for grant under the 2003 Plan. During the six months ended June 30, 2008, employees exercised 103,443 stock options at exercise prices ranging from $1.96 to $3.36 per share, resulting in proceeds to us of $181. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of June 30, 2008, we did not have any derivative financial instruments and we do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our long-term debt includes fixed interest rate and variable interest rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair market value of our debt is sensitive to changes in interest rates.
Item 4. Controls and Procedures
          As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the three months ended June 30, 2008.

Part II
Other Information
Item 1. Legal Proceedings
          FCC Matters. In August 2008, we entered into a Consent Decree to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decree terminated these inquiries.
          As part of the Consent Decree, we agreed, among other things, to:
•	adopt a comprehensive compliance plan, and take steps to address any potentially non-compliant radios remaining in the hands of consumers;

•	receive special temporary authority to operate two of our eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by us in October 2006; and

•	make a voluntary contribution to the United States Treasury of approximately $2 million.
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
          U.S. Electronics Arbitration. In 2006, U.S. Electronics Inc., a former licensed distributor manufacturer of SIRIUS radios, commenced an arbitration proceeding against us. U.S. Electronics alleges that, among other things, we breached our contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics is seeking between $75,000,000 and $110,000,000 in damages. We believe that a substantial portion of these damages are barred by the limitation of liability provisions contained in the contract between us and U.S. Electronics. U.S. Electronics contends that these provisions do not bar its damages because of, among other reasons, our alleged bad faith and tortious conduct. Absent a settlement, we expect the arbitrators to issue a decision in this matter in September 2008.
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

Item 1A. Risk Factors
          Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The Risk Factors remain applicable from our Form 10-K and we hereby add the following risk factors relating to XM and the merger with XM:
Risks Related to XM’s Business
          XM’s Cumulative Expenditures and Losses have been Significant and are Expected to Grow.
          From XM’s inception through June 30, 2008, XM has realized cumulative net losses approximating $4.4 billion. XM expects its cumulative net losses and cumulative negative cash flows to grow as it makes payments under its various distribution and programming contracts, incurs marketing and subscriber acquisition costs and makes interest payments on its outstanding indebtedness. If XM is unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, there is a risk that it will be unable to make required payments under its indebtedness.
          Demand for XM’s Service may be Insufficient for it to become Profitable.
          XM cannot estimate with any certainty whether consumer demand for its service will be sufficient for it to continue to increase the number of its subscribers at projected rates. XM has seen a significant decrease in new subscription demand from retail subscribers and most of its new subscription growth has come from OEMs.
          Among other things, continuing and increased consumer acceptance of XM Radio will depend upon:
•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain radio service rather than obtain their desired programming from other sources;

•	the cost, features and availability of XM radios; and

•	the marketing and pricing strategies that XM employs and that are employed by its competitors.
          If demand for XM’s products and service does not continue to increase, XM may not be able to generate enough revenues to generate positive cash flow or to become profitable.
          The Unfavorable Outcome of Pending or Future Litigation or Investigations could have a Material Adverse Effect on XM.
          XM has been party to several legal proceedings, regulatory inquiries and other matters arising out of various aspects of its business. XM is cooperating fully with the governmental investigations and defending all claims against it. However, there can be no assurance regarding a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on XM’s business or financial results.
          Large Payment Obligations Under XM’s Agreements with Automobile Manufacturers, Suppliers of Programming and others may Prevent XM from becoming Profitable.
          XM has significant payment obligations under its agreements with automobile manufacturers, third-party suppliers of programming and licensors of program royalties. XM also has or in the future will have payment obligations under agreements with other OEMs, and it will need to negotiate new or replacement agreements with these or other manufacturers over the next several years. Under XM’s multi-year agreement with MLB for the rights to broadcast MLB games live nationwide and be the Official Satellite Radio provider of MLB, XM is obligated to pay $60 million per year through 2012. On May 16, 2008, XM provided $120 million for an escrow arrangement for the benefit of MLB to replace an expiring surety bond. In connection with funding the MLB escrow arrangement, XM borrowed $62.5 million available under its $250 million revolving credit facility. This MLB escrow arrangement, which XM may replace with a letter of credit, reduces its unrestricted cash liquidity, and could have an adverse effect on its financial position if XM is not able to replace the escrow arrangement with a letter of credit or otherwise.

          XM has many other agreements and must frequently negotiate renewal or replacement agreements with third-party suppliers of programming. XM’s payment obligations could increase when agreements are renewed or replaced, and will increase under the terms of certain existing agreements as the number of XM’s subscribers increases. Changes in the cost of certain programming or other factors could cause changes to XM’s channel line-up in the future. These payment obligations could limit XM’s ability to become profitable or generate positive cash flow and increase the amount that it may need to borrow. XM may seek to renegotiate certain of these arrangements to generate positive cash flow and reduce its need for external funds. There can be no assurance that XM will be able to complete such renegotiations on favorable terms or at all.
          XM must Maintain and Pay License Fees for Music Rights, and XM is Currently Subject to ongoing Disputes with Copyright Holders.
          XM must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Although XM has agreements with ASCAP and SESAC through December 2011, it continues to operate under an interim agreement with BMI. There can be no assurance that the BMI royalty fee will remain at the current level when the agreement is finalized. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, XM also has to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by the CRB. XM participated in a CRB proceeding in order to set the royalty rate payable by XM under the statutory license covering its performance of sound recordings over the XM system for the six-year period starting in January 2007.
          XM’s Inability to Retain Customers, Including those who Purchase or Lease Vehicles that Include a Subscription to its Service, could Adversely Affect its Financial Performance.
          XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to XM’s service as part of the promotion of its product. Over the past several quarters, XM has retained approximately 52% to 54% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle. However, that percentage fluctuates over time and the amount of data on the percentage is limited. XM does not know if the percentage will change as the number of customers with promotional subscriptions increases.
          XM experiences subscriber churn for both its self-pay and its non-promotional customers. Because XM has been in commercial operations for a relatively short period of time, it cannot predict the amount of churn it will experience over the longer term. Both XM’s inability to retain customers who purchase or lease new vehicles with its service beyond the promotional period and subscriber churn could adversely affect XM’s financial performance and results of operations.
          Loss or Premature Degradation of XM’s Existing Satellites could Damage its Business.
          XM placed its XM-3 and XM-4 satellites into service during the second quarter of 2005 and fourth quarter of 2006, respectively. XM’s XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. During 2007, XM entered into a sale leaseback transaction with respect to the transponders on its XM-4 satellite. If XM fails to make the required payments under this arrangement, it could lose the right to use XM-4 to broadcast its service. The terms of this arrangement also require that upon the occurrence of specified events, including an operational failure or loss of XM-4, XM must repurchase the satellite and it may not receive sufficient insurance proceeds to do so. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of XM’s service, and could interrupt the continuation of its service and harm its business. XM likely would not be able to complete and launch its XM-5 satellite before September 15, 2009. In the event of any satellite failure prior to that time, XM would need to rely on its back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow XM to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

          A number of other factors could decrease the useful lives of XM’s satellites, including:
•	defects in design or construction;

•	loss of on board station-keeping system;

•	failure of satellite components that are not protected by back-up units;

•	electrostatic storms; and

•	collisions with other objects in space.
          In addition, XM’s network of terrestrial repeaters communicates principally with one satellite. If the satellite communicating with the repeater network fails unexpectedly, XM would have to activate its backup satellites (XM-1 and XM-2) to restore repeater service. This would result in a degradation of service that could last several hours or longer and could harm XM’s business.
          Potential Losses may not be Covered by XM’s Insurance.
          Insurance proceeds may not fully cover XM’s losses. For example, XM’s insurance does not cover the full cost of constructing, launching and insuring new satellites or XM’s in-orbit spare satellites, nor will it cover and XM does not have protection against business interruption, loss of business or similar losses. Also, XM’s insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit its recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, some of XM’s policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If XM experiences a loss that is uninsured or that exceeds policy limits, this may impair its ability to make timely payments on its outstanding notes and other financial obligations.
          Competition could Adversely Affect XM’s Revenues.
          In seeking market acceptance of XM’s service, XM encounters competition for both listeners and advertising revenues from many sources, including traditional and digital AM/FM radio; Internet based audio providers; MP3 players; wireless carriers; direct broadcast satellite television audio service; digital media services; and cable systems that carry audio service; and historically XM has faced limited competition from us.
          Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, which XM Radio is not expected to offer as effectively as local radio, or at all. Some radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and are experimenting with new formats in order to compete with satellite radio.
          Digital (or HD or high definition) radio broadcast services have been expanding, and as many as 1,500 radio stations in the United States have begun digital broadcasting and approximately 3,000 have committed to broadcasting in digital format. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that XM enjoys over traditional radio because of its digital signal would be lessened. A group of major broadcast radio networks created a coalition to jointly market digital radio services.
          Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. XM expects that improvements from higher bandwidths, faster modems, wider programming selection and mobile internet service, will make Internet radio increasingly competitive.
          The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. Apple sold over 51 million iPods® during its fiscal 2007 year. The iPod® is also compatible with certain car stereos and various home speaker systems. XM’s portable digital audio players, including those with advanced recording functionality, compete with the iPod® and other downloading technology and devices; and some consumers may use their digital music players in their vehicles rather than subscribe to XM Radio.
          The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with XM now or that could compete with it in the future. For example, Slacker and other companies have begun to introduce portable music players offering customizable Internet-based channels. Ford and Microsoft recently debuted an in-car communications system called “Sync,” which allows drivers to use voice commands or steering wheel controls to play songs from their digital-music players. In addition, ICO Global Communications (Holdings) Limited recently demonstrated a satellite-based mobile entertainment platform to deliver live broadcast media nationwide through a hybrid satellite and terrestrial repeater network.
          Rapid Technological and Industry Changes could make XM’s Service Obsolete.
          The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If XM is unable to keep pace with these changes, its business may be unsuccessful. Because XM has depended on third parties to develop technologies used in key elements of the XM Radio system, more advanced technologies that it may wish to use may not be available to it on reasonable terms or in a timely manner. Further, XM’s competitors may have access to technologies not available to XM, which may enable them to produce entertainment products of greater interest to consumers, or at a more competitive cost.
          Higher than Expected Subscriber Acquisition Costs could Adversely Affect XM’s Financial Performance.
          XM is spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers, including its subscriber acquisition costs and costs per gross (or net) subscriber addition. XM’s ability to achieve cash flow breakeven and profitability within its expected timeframe or at all depends on its ability to continue to maintain or lower these costs, which vary over time based on a number of factors. If the costs of attracting new subscribers are greater than expected, XM’s financial performance and results of operations could be adversely affected.
          XM’s Business could be Adversely Affected by the Performance of Third Parties.
          XM’s business depends in part on actions of third parties, including:
•	the sale of new vehicles with factory installed XM radios;

•	the development and manufacture of XM radios and other XM-compatible devices; and

•	the availability of XM radios for sale to the public by consumer electronics retailers.
          Subscription growth in the OEM channel is dependent on automotive sales and vehicle production by XM’s OEMs. The sale of vehicles with XM radios is an important source of subscribers for XM. Automotive sales and production are dependent on many factors, including general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by XM’s OEMs decline (including GM, XM’s highest volume OEM), or the penetration of factory-installed XM radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by XM’s other OEMs, its subscriber growth will be adversely impacted. XM does not manufacture satellite radios or accessories, and it depends on manufacturers and others for the production of these radios and their component parts. If one or more manufacturers raises the price of the radios or does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of XM’s service and its reputation could be adversely affected. XM’s business or reputation also could be harmed in the event retailers were to fail to make XM radios available to the public in sufficient quantities, in a timely manner or at attractive prices.

          The FCC has not Issued Final Rules Authorizing Terrestrial Repeaters.
          The FCC has not yet issued final rules permitting XM to deploy terrestrial repeaters to fill gaps in satellite coverage. On November 1, 2001, the FCC issued a further request for comments on various proposals for permanent rules for the operation of terrestrial repeaters. XM has opposed some of these proposals. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. Some of the proposals under discussion in the rulemaking, if adopted by the FCC, could impact XM’s ability to operate terrestrial repeaters, including requiring XM to reduce the power of some of its current repeaters, construct and operate additional repeaters to offer the same coverage, or otherwise impact reception of satellite radio service. XM is participating actively in this proceeding, but it cannot predict its outcome or any resulting impact on its business, consolidated results of operations or financial position.
          FCC Regulation or XM’s Failure to Comply with FCC Requirements could Damage XM’s Business.
          XM holds FCC licenses and authorizations to operate a commercial satellite radio service in the United States, including authorizations for satellites and a terrestrial repeater system, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although XM expects its satellite licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of XM’s FCC licenses or authorizations must be approved in advance by the FCC.
          The operation of XM’s system is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. XM is required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of its radios with those of the other licensed satellite radio system; to coordinate its satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate its communications links to its satellites with other systems that operate in the same frequency band. Non-compliance by XM with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that the FCC will not modify its rules and regulations in a manner that would have a material impact on XM’s operations.
          XM is operating its terrestrial repeaters on a non-interference basis pursuant to grants of STA from the FCC, which have expired. XM has applied on a timely basis for extensions of these STAs. Pursuant to FCC rules, if an extension request is filed on a timely basis, operations in accordance with the terms of the STA may continue pending action on the extension request.
          One of XM’s Major Business Partners is Experiencing Financial Difficulties.
          On October 8, 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries, which we refer to collectively as “Delphi,” filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. On January 25, 2008, the Bankruptcy Court entered an order confirming Delphi’s First Amended Joint Plan of Reorganization, as Modified, which we refer to as the Delphi Plan, which provides for a reorganization of Delphi and the emergence of Delphi from bankruptcy as an ongoing entity. The Delphi Plan provides that Delphi shall assume all executory contracts including those with XM as of the effective date of the Delphi Plan. The Delphi Plan has not yet become effective, is subject to various conditions and may not become effective. Certain investors entered into commitments to provide financing to a reorganized Delphi, but (according to Delphi) terminated the investment agreement just prior to the closing of the financing. Delphi has commenced certain litigation alleging wrongful termination of the investment agreement, and asserting that the financing is necessary for the successful consummation of the Delphi Plan. Accordingly, it is unclear at this time whether the Delphi Plan will ever become effective. Further, even if the Delphi Plan becomes effective, Delphi has taken the position that any contracts that expire prior to the effective date of the Delphi Plan will not be assumed under the Delphi Plan and Delphi shall have no obligation to cure any pre-bankruptcy defaults there under. XM has reserved its rights to dispute that position.

          Weaker than Expected Market and Advertiser Acceptance of XM’s Radio Service could Adversely Affect XM’s Advertising Revenue and Results of Operations.
          XM’s ability to generate advertising revenues will depend on several factors, including the level and type of penetration of its service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. XM directly competes for audiences and advertising revenues with traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than it does, and “new media,” including Internet, Internet radio, podcasts and others. Because XM offers its radio service to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on its radio service.
          XM’s Business may be Impaired by Third-Party Intellectual Property Rights.
          Development of the XM Radio system has depended largely upon the intellectual property that XM has developed, as well as intellectual property XM has licensed from third parties. If the intellectual property that XM has developed or uses is not adequately protected, others will be permitted to and may duplicate the XM Radio system or service without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent XM’s intellectual property rights, patents or existing sublicenses or XM may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology XM has developed and plans to develop is not now, nor will be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require XM to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm its business.
          Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block XM’s ability to operate its system or license its technology. XM may have to resort to litigation to enforce its rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, XM may not succeed in any such litigation.
          Third parties may assert claims or bring suit against XM for patent, trademark, or copyright infringement, or for other infringement of intellectual property rights. Any such litigation could result in substantial cost to, and diversion of effort by, XM, and adverse findings in any proceeding could subject XM to significant liabilities to third parties; require XM to seek licenses from third parties; block XM’s ability to operate the XM Radio system or license its technology; or otherwise adversely affect XM’s ability to successfully develop and market the XM Radio system.
          Interference from other Users could Damage XM’s Business.
          XM’s service may be subject to interference caused by other users of radio frequencies, such as RF lighting and ultra-wideband (“UWB”) technology and Wireless Communications Service (“WCS”) users. The FCC is seeking comment on proposals by certain WCS licensees for modification of rules regarding their operations in spectrum adjacent to satellite radio, including rule changes to facilitate mobile broadband services in the WCS. We cannot predict the outcome of the FCC proceeding, or the impact on satellite radio reception.
          XM’s Service Network or other Ground Facilities could be Damaged by Natural Catastrophes.
          Since XM’s ground-based network is attached to towers, buildings and other structures around the country, an earthquake, tornado, flood or other catastrophic event anywhere in the United States could damage its network, interrupt its service and harm its business in the affected area. XM has backup central production and broadcast facilities; however, it does not have replacement or redundant facilities that can be used to assume the functions of XM’s repeater network in the event of a catastrophic event. Any damage to our repeater network would likely result in degradation of XM’s service for some subscribers and could result in the complete loss of service in affected areas. Damage to XM’s central production and broadcast facility would restrict its production of programming to its backup facilities.

          Consumers could Steal XM’s Service.
          Like all radio transmissions, the XM Radio signal is subject to interception. Pirates may be able to obtain or rebroadcast XM Radio without paying the subscription fee. Although XM uses encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of the XM Radio signal. If widespread, signal theft could harm XM’s business.
          XM Depends on Certain On-Air Talent with Special Skills. If XM Cannot Retain these People, its Business could Suffer.
          XM employs or independently contracts with on-air talent who maintain significant loyal audiences in or across various demographic groups. There can be no assurance that XM’s on-air talent will remain with XM or that XM will be able to retain their respective audiences. If XM loses the services of one or more of these individuals, and fails to attract comparable on-air talent with similar audience loyalty, the attractiveness of its service to subscribers and advertisers could decline, and its business could be adversely affected. If XM loses the services of one or more of them, or fails to attract qualified replacement personnel, it could harm XM’s business and its future prospects.
Risks Related to the Merger
          Our Indebtedness is Substantial. This Indebtedness could Adversely Affect us in many ways, Including by Reducing Funds Available for other Business Purposes.
          As of March 31, 2008, the pro forma indebtedness of the combined company after giving effect to the merger and the refinancing transactions in connection there with, and including approximately $78.4 million of original issue discount associated with the 13% Senior Notes and approximately $162.5 million of incremental indebtedness incurred by XM subsequent to March 31, 2008 and prior to July 1, 2008, which will remain outstanding after the merger and the refinancing transactions, would have been approximately $3,418.8 million. Interest costs related to this debt is substantial. As a result of this debt, demands on our cash resources will be substantial. Our high levels of indebtedness could reduce funds available for investment in research and development and capital expenditures or create competitive disadvantages compared to other companies with lower debt levels.
          Our and XM’s indebtedness contain covenants that will, among other things, restrict our ability and the ability of our restricted subsidiaries to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets.
          Potential Adjustments to our Business Plan and XM’s Substantial Debt Maturing in 2009 will Require Additional Financing, and Additional Financing might not be Available on Favorable Terms or at all.
          XM and its business will be operated as an unrestricted subsidiary under our existing indebtedness. In its previous financial and operational estimates and predictions set forth in its most recent reports filed with the Securities and Exchange Commission, XM indicated that, provided that it meets the revenue, expense and cash flow projections of its current business plan, XM expected to be fully funded and not need additional liquidity to continue operations beyond its existing assets, credit facilities and cash generated by operations; XM’s current business plan is based on estimates regarding expected future costs, expected future revenue and assumes the refinancing or renegotiating of certain of its obligations as they become due, including the maturity of its existing credit facilities and $400 million of 1.75% Notes and its escrow arrangement with Major League Baseball® (“MLB”). XM’s financial and operational estimates and predictions were made in the context of being a stand-alone enterprise, and may not be reflective of results that will be achieved.
          Our operations will also be affected by the FCC order approving the merger. In addition, our future liquidity may be adversely affected by, among other things, changes in our operations or business plans following the merger, the termination of XM’s GM Facility in connection with the merger, or by the nature and extent of the benefits, if any, achieved by operating XM as a wholly-owned subsidiary. We may be unwilling to contribute or loan XM capital to support its operations or unable to do so under the terms of our existing or future debt obligations. You should not assume that we will contribute or loan XM additional capital to satisfy its liquidity requirements. To the extent the XM’s remaining funds are insufficient to support its ongoing capital requirements; it would be required to seek additional financing, which may not be available on favorable terms or at all. Such additional financing would likely be obtained from the sale of additional debt securities, obtaining the release of funds held in escrow in connection with XM’s MLB arrangement or other sources. If XM is unable to secure additional financing, its business and results of operations may be adversely affected. In addition, XM will be required to maintain a minimum cash balance of $75 million under its revolving credit facility. If XM’s cash balance falls below $75 million, it would need to obtain a waiver from its bank lenders to avoid a default. No assurance can be given that XM would be able to obtain such a waiver or otherwise avoid a default under its revolving credit facility.
          XM has a substantial amount of debt maturing in 2009, including its $250 million revolving credit facility and $100 million term loan, each of which matures in May 2009, $400 million aggregate principal amount of Convertible Senior Notes due in December 2009, and $33.2 million aggregate principal amount of 10% Senior Secured Discount Convertible Notes due in December 2009 (“Discount Notes”). Moreover, we have approximately $300 million of 2 1/2% Convertible Notes that mature in February 2009, which we may need to refinance. As a result of these debt maturities, our cash flows from operating activities may not be sufficient to fund our projected cash needs in 2009. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all or otherwise obtain other sources of funding. An inability to access additional sources of liquidity to fund our cash needs in 2009 or thereafter or to refinance or otherwise fund the repayment of our maturing debt instruments could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments.
          It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues through 2009. Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our customers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.
          The Anticipated Benefits of the Merger may not be Realized Fully (or at all) and may Take Longer to Realize than Expected.
          The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations and technologically different satellite radio platforms. We have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results and financial condition. Even if we were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. In addition, the indentures governing our indebtedness and indebtedness of XM contain covenants that restrict the integration of these two operating companies.
          Undertakings made to the FCC will Affect the Combined Company’s Business in the Future.
          We and XM have agreed with the FCC that the combined company will implement a number of voluntary commitments. The combined company is bound by these voluntary commitments. As such, a failure by the combined company to abide by these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. In addition, while we believe that the combined company can successfully implement all of the commitments, we are unable to predict the degree to which we will confront operational or technical difficulties in the course of such implementation or the ultimate effects of these commitments on the business or results of operations of the combined company.

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

Sirius XM Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 11, 2008

EXHIBIT INDEX

Exhibit		Description
2.1	—	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	—	Amended and Restated Certificate of Incorporation dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	—	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	—	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.4	—	Certificate of Amendment of the Amended and Restated By-Laws, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.5	—	Certificate of Designations of Series A Convertible Preferred Stock, dated July 28, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.6	—	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 5, 2008).

4.1	—	Form of certificate for shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.3	—	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.4	—	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.5	—	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	—	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description
4.7	—	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.8	—	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.9	—	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2 1/2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.10	—	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.11	—	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.12	—	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.13	—	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.14	—	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.15	—	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.16	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.17	—	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.1.1	—	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	—	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.2	—	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit		Description
*10.3	—	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.4	—	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.5	—	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.6	—	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.7	—	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.8	—	Amended and Restated Employment Agreement, dated as of June 6, 2007, between James E. Meyer and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.9	—	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.10	—	Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.11	—	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.12	—	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.13	—	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.14	—	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

31.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit		Description
31.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	—	The unaudited pro forma condensed combined statement of income as of June 30, 2008 and for the fiscal year ended December 31, 2007, the unaudited pro forma combined balance sheet as of June 30, 2008, and the notes related thereto (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.