Form 10-Q
period 2008-09-30
SIRIUS XM RADIO INC.
filed 2008-11-12
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of November 10, 2008)
Common Stock, $0.001 par value	3,513,400,974

SIRIUS XM RADIO INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$456,357	$226,844	$978,516	$627,275
Advertising revenue, net of agency fees	14,674	8,524	31,413	24,422
Equipment revenue	11,271	6,290	25,290	17,216
Other revenue	6,141	128	6,590	3,337

Total revenue	488,443	241,786	1,041,809	672,250
Operating expenses (depreciation and amortization shown separately below)(1)
Cost of services:
Satellite and transmission	19,526	7,409	34,800	22,732
Programming and content	106,037	59,015	222,975	173,324
Revenue share and royalties	85,592	32,978	177,635	89,953
Customer service and billing	47,432	21,058	97,218	64,529
Cost of equipment	13,773	6,086	28,007	19,930
Sales and marketing	63,637	38,488	151,237	126,348
Subscriber acquisition costs	86,616	101,798	257,832	307,580
General and administrative	57,310	44,837	148,555	118,651
Engineering, design and development	10,434	9,736	28,091	33,397
Impairment of goodwill	4,750,859	—	4,750,859	—
Depreciation and amortization	66,774	26,072	120,793	79,142
Restructuring and related costs	7,430	—	7,457	—

Total operating expenses	5,315,420	347,477	6,025,459	1,035,586

Loss from operations	(4,826,977)	(105,691)	(4,983,650)	(363,336)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Other income (expense)
Interest and investment income	4,940	5,604	9,167	16,399
Interest expense, net of amounts capitalized	(49,216)	(19,499)	(83,636)	(50,441)
Equity in net loss of equity method investment	(3,089)	—	(3,089)	—
Other (expense) income	(3,870)	4	(3,935)	14

Total other expense	(51,235)	(13,891)	(81,493)	(34,028)

Loss before income taxes	(4,878,212)	(119,582)	(5,065,143)	(397,364)
Income tax expense	(1,215)	(555)	(2,301)	(1,665)

Net loss	$(4,879,427)	$(120,137)	$(5,067,444)	$(399,029)

Net loss per common share (basic and diluted)	$(1.93)	$(0.08)	$(2.76)	$(0.27)

Weighted average common shares outstanding (basic and diluted)	2,527,692	1,464,147	1,836,834	1,461,200

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,331	$557	$2,887	$1,834
Programming and content	3,529	2,707	7,477	6,857
Customer service and billing	596	166	1,137	543
Sales and marketing	3,672	6,575	11,376	15,068
Subscriber acquisition costs	—	800	14	2,687
General and administrative	12,904	10,953	36,359	34,056
Engineering, design and development	1,973	969	4,167	2,959

Total share-based payment expense	$24,005	$22,727	$63,417	$64,004

See accompanying Notes to the unaudited condensed consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$359,657	$438,820
Accounts receivable, net of allowance for doubtful accounts of $10,431 and $4,608, respectively	76,284	44,068
Receivables from distributors	51,610	60,004
Inventory, net	31,935	29,537
Prepaid expenses	84,448	31,392
Related party current assets	109,734	—
Restricted investments	—	35,000
Other current assets	25,096	40,036

Total current assets	738,764	678,857
Property and equipment, net	1,700,279	806,263
FCC licenses	2,083,654	83,654
Restricted investments, net of current portion	141,250	18,000
Deferred financing fees, net	45,969	13,864
Intangible assets, net	694,212	—
Goodwill	1,875,645	—
Related party long-term assets, net of current portion	129,351	—
Other long-term assets	93,950	93,511

Total assets	$7,503,074	$1,694,149

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$823,022	$464,943
Accrued interest	51,084	24,772
Deferred revenue	881,710	548,330
Current maturities of long-term debt	572,646	35,801
Related party current liabilities	75,618	—

Total current liabilities	2,404,080	1,073,846
Long-term debt, net of current portion	2,800,107	1,278,617
Deferred revenue, net of current portion	287,067	110,525
Deferred credit on executory contracts	1,091,599	—
Other long-term liabilities	904,472	23,898

Total liabilities	7,487,325	2,486,886

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	September 30, 2008	December 31, 2007
	(Unaudited)
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.001 (liquidation preference of $51,370 and $0 at September 30, 2008 and December 31, 2007, respectively); 50,000,000 authorized at September 30, 2008 and December 31, 2007, 24,808,959 and zero shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	25	—
Common stock, par value $0.001; 4,500,000,000 and 2,500,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 3,250,404,357 and 1,471,143,570 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,250	1,471
Accumulated other comprehensive loss, net of tax	(764)	—
Additional paid-in capital	9,479,654	3,604,764
Accumulated deficit	(9,466,416)	(4,398,972)

Total stockholders’ equity (deficit)	15,749	(792,737)

Total liabilities and stockholders’ equity (deficit)	$7,503,074	$1,694,149

See accompanying Notes to the unaudited condensed consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	1,471,143,570	$1,471	$3,604,764	$(4,398,972)	$—	$(792,737)
Net loss	—	—	—	—	—	(5,067,444)	—	(5,067,444)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of zero tax benefit	—	—	—	—	—	—	(307)	(307)
Foreign currency translation adjustment	—	—	—	—	—	—	(457)	(457)

Total comprehensive loss								(5,068,208)
Common stock issued to XM Satellite Radio Holdings stockholders	—	—	1,440,858,219	1,441	5,459,412	—	—	5,460,853
Restricted common stock issued to XM Satellite Radio Holdings stockholders	—	—	29,739,201	30	66,598	—	—	66,628
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	4,029,282	4	10,484	—	—	10,488
Issuance of common stock issued under share borrow agreements	—	—	262,399,983	262	—	—	—	262
Series A convertible preferred stock issued to XM Satellite Radio Holdings stockholders	24,808,959	25	—	—	47,070	—	—	47,095
Compensation in connection with the issuance of stock-based awards	—	—	—	—	48,657	—	—	48,657

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Conversion of XM Satellite Radio Holdings vested stock-based awards	—	—	—	—	94,616	—	—	94,616
Conversion of XM Satellite Radio Holdings outstanding warrants	—	—	—	—	115,784	—	—	115,784
Exercise of options, $1.45 to $3.36 per share	—	—	117,442	—	208	—	—	208
Exercise of warrants, $2.392 per share	—	—	899,836	1	(1)	—	—	—
Exercise of XM Satellite Radio Holdings outstanding warrants			17,085,669	17	(17)			—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—	24,131,155	24	33,478	—	—	33,502
Restricted shares withheld for tax upon vesting	—	—	—	—	(1,399)	—	—	(1,399)

Balance at September 30, 2008	24,808,959	$25	3,250,404,357	$3,250	$9,479,654	$(9,466,416)	$(764)	$15,749

See accompanying Notes to the unaudited condensed consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
(in thousands)
Cash flows from operating activities:
Net loss	$(5,067,444)	$(399,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,923	79,142
Goodwill Impairment	4,750,859	—
Non-cash interest expense, net of amortization of premium	(1,933)	2,452
Provision for doubtful accounts	11,125	6,663
Amortization of deferred income related to equity method investment	(471)	—
Loss on disposal of assets	4,879	92
Equity in net loss of equity method investment	3,089	—
Share-based payment expense	63,417	64,004
Deferred income taxes	2,301	1,665
Other	1,643	—
Changes in operating assets and liabilities net of effects of acquisition:
Accounts receivable	1,575	(6,627)
Inventory	2,952	(2,533)
Receivables from distributors	9,595	(9,032)
Related party assets	(1,357)	—
Prepaid expenses and other current assets	3,528	14,571
Other long-term assets	37,110	(14,825)
Accounts payable and accrued expenses	(137,442)	(58,713)
Accrued interest	(2,810)	(7,826)
Deferred revenue	10,590	76,803
Related party liabilities	3,315	—
Other long-term liabilities and deferred credits on executory contracts	(26,436)	759

Net cash used in operating activities	(216,992)	(252,434)

Cash flows from investing activities:
Additions to property and equipment	(102,705)	(66,801)
Sales of property and equipment	105	116
Purchases of restricted and other investments	(3,000)	(310)
Acquisition of acquired entity cash	819,521	—
Merger related costs	(13,047)	—
Sale of restricted and other investments	65,642	35,842

Net cash provided by (used in) investing activities	766,516	(31,153)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Nine months ended September 30,
	2008	2007
(in thousands)
Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	471	2,677
Long term borrowings, net of related costs	533,941	245,199
Payment of premiums on redemption of debt	(18,693)	—
Payments to minority interest holder	(1,479)	—
Repayment of long term borrowings	(1,142,829)	—
Other	(98)	—

Net cash (used in) provided by financing activities	(628,687)	247,876

Net decrease in cash and cash equivalents	(79,163)	(35,711)
Cash and cash equivalents at beginning of period	438,820	393,421

Cash and cash equivalents at end of period	$359,657	$357,710

Supplemental Disclosure of Cash and Non-Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$91,309	$56,053
Income taxes	281	162
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	8,729	7,949
Non-cash investing and financing activities:
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	33,502	2,923
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	2
Common stock issued to third parties	—	82,941
Equity issued in the acquisition of XM	5,784,976	—

See accompanying Notes to the unaudited condensed consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1) Business

We provide satellite radio in the United States. We broadcast music, sports, news, talk, entertainment, traffic and weather for a subscription fee through proprietary satellite radio systems—the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS satellite radio system consists of three in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM satellite radio system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive music channels and certain other channels over the internet.

SIRIUS and XM radios are primarily distributed through retailers; automakers, or OEMs; and through our websites. On September 30, 2008, SIRIUS and XM radios were available at more than 20,000 retail locations. We also have agreements with every major automaker, Acura/Honda, Aston Martin, Audi, Automobili Lamborghini, Bentley, BMW, Chrysler, Dodge, Ford, General Motors, Honda, Hyundai, Infiniti/Nissan, Jaguar, Jeep, Kia, Land Rover, Lincoln, Lexus/Toyota/Scion, Maybach, Mazda, Mercedes-Benz, Mercury, MINI, Mitsubishi, Rolls-Royce, Volvo and Volkswagen, to offer either SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies, including Hertz and Avis.

As of September 30, 2008, we had 18,920,911 subscribers compared with 8,321,785 subscribers as of December 31, 2007 and 7,667,476 subscribers as of September 30, 2007. Our current subscriber total includes 9,716,070 XM subscribers that we acquired as a result of the Merger. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; active XM radios under our agreement with Avis; and subscribers to SIRIUS Internet Radio and XM Internet Radio, our Internet services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in the satellite radio services offered in Canada. SIRIUS Canada Inc. (“SIRIUS Canada”), a Canadian corporation that we jointly own with Canadian Broadcasting Corporation and Standard Radio Inc., offers a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels offering Canadian content. Canadian Satellite Radio Holdings Inc. (“XM Canada”), a Canadian corporation in which we have an ownership interest, also offers satellite radio service in Canada. XM Canada offers 130 channels of music and news, sports, talk and entertainment programming. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.

Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, Satellite CD Radio, Inc. changed its name to CD Radio Inc., and Satellite CD Radio, Inc. was formed as a wholly owned subsidiary. On November 18, 1999, CD Radio Inc. changed its name to Sirius Satellite Radio Inc.

On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc. XM Satellite Radio Holdings Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Unless otherwise indicated,

•	“we,” “us,” “our,” the “company” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;

•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.;

•	“XM Holdings” refers to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, including XM Satellite Radio Inc.; and

•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.

(2) Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We consolidate variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In presenting unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been recorded.

The results of XM’s operations have been included in the accompanying unaudited condensed consolidated financial statements of Sirius XM Radio Inc. from the date of the Merger. Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 with the results and balances of XM Holdings included as of July 31, 2008.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 29, 2008.

(3) Summary of Significant Accounting Policies

Revenue Recognition

We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz; non-refundable activation fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

We recognize subscription fees as service is provided to the subscriber. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and one-year prepaid subscription. Prepaid subscription fees received from automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, upon activation and sale to a customer. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. Although we receive payments from the automakers, they do not resell our service; rather, automakers facilitate the sale of the service to their customers, acting similarly to an agent. In the opinion of management, this is the appropriate characterization of our relationship since we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be approximately 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be revised in the future.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid by us to subscribers is recorded as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.

We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of Advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

Equipment revenue from the direct sale of satellite radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to Cost of equipment.

EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values.

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Fair value determined using Black-Scholes varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

The fair value of equity instruments granted to non-employees is measured in accordance with EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The final measurement date of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units. The stock-based compensation cost recognized includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Subscriber Acquisition Costs

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon shipment or installation. Commissions paid to retailers and automakers are expensed either upon activation or sale of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as Subscriber acquisition costs when the chip sets are shipped to radio manufacturers.

We record product warranty obligations in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. As of April 2008, SIRIUS changed its warranty period to 90 days on products from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Products purchased prior to April 2008 contained a warranty period of 12 months from the purchase date. Customers may exchange products directly to the retailer within 30 days of purchase. We recorded a liability for costs that we expect to incur under our warranty when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the three and nine months ended September 30, 2008, we recorded research and development costs of $13,932 and $30,006, respectively. For the comparable periods in 2007, we recorded research and development costs of $9,487 and $30,019, respectively. These costs are reflected in Engineering, design and development expense in our unaudited condensed consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Net (Loss) Income per Common Share

We compute net (loss) income per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. Common stock equivalents of approximately 795,000,000 and 802,000,000 for the three and nine months ended September 30, 2008, respectively, and 168,000,000 and 167,000,000 for the three and nine months ended September 30, 2007, respectively, were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

Inventory

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is recorded to Cost of equipment in our unaudited condensed consolidated statements of operations. The remaining provision is recorded to Subscriber acquisition costs in our unaudited condensed consolidated statements of operations.

Inventory, net, consists of the following:

	September 30, 2008	December 31, 2007
Raw materials	$13,941	$9,987
Finished goods	17,994	19,550

Total inventory	$31,935	$29,537

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Investments

Marketable Securities—We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield. Marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair market value. Unrealized gains and losses are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.

We received proceeds from the sale or maturity of marketable securities of $0 and $10,842 for the nine months ended September 30, 2008 and 2007, respectively. There were no unrealized gains or losses on marketable securities as of September 30, 2008 and December 31, 2007.

Restricted Investments—We have escrow deposits, certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal.

Equity Method Investments—Investments in which we have the ability to exercise significant influence but not control are accounted for using the equity method. We recognize our share of net earnings or losses of the affiliate as they occur in Other income (expense) in our unaudited condensed consolidated statements of operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investments and their estimated fair values is recognized as an impairment when the loss in value is deemed other than temporary.

Cost Method Investments—Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input—unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input—observable market data for same or similar instrument but not Level 1; and iii) Level 3 input—unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and 8% convertible unsecured subordinated debentures issued by XM Canada. These investments are not material to our unaudited condensed consolidated results of operations or financial position.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 – 15 years
Terrestrial repeater network	5 – 15 years
Broadcast studio equipment	3 – 15 years
Capitalized software and hardware	3 – 7 years
Satellite telemetry, tracking and control facilities	3 – 17.5 years
Furniture, fixtures, equipment and other	2 – 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

We operate three in-orbit satellites in our SIRIUS system and have one ground spare satellite. The three in-orbit SIRIUS satellites were launched in 2000 and the spare satellite was delivered to ground storage in 2002. The three-satellite constellation and terrestrial repeater network were placed into service in 2002. SIRIUS has an agreement with Space Systems/Loral for the design and construction of an additional two satellites which are expected to be launched in mid 2009 and not before the end of 2010. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure two satellite launches on Proton rockets. This agreement with International Launch Services allows SIRIUS the flexibility to defer launch dates and to cancel the second of these launches upon payment of a cancellation fee.

We operate four in-orbit satellites in our XM system, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched in 2005 and 2006, respectively. XM has an agreement with Space Systems/Loral to construct one additional satellite which we currently expect to launch in December 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in the Merger. We will perform an impairment test at least annually or more frequently if indicators of impairment exist. We are required to perform a two-step impairment test of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist under the provisions of SFAS No. 142.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, during the first nine months of 2008, we reclassified equipment related retention costs from Cost of equipment to Sales and marketing expense. Equipment related retention costs are associated with efforts to retain existing subscribers that we believe will result in higher revenue and lower churn.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption had no significant impact on our consolidated results of operations or financial position. We have not determined the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on our consolidated results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under EITF No. 93-07 the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. SFAS No. 141R does not impact the accounting for the Merger.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. We will adopt this Statement effective January 1, 2009. The adoption of SFAS No. 161 will not impact on our consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We will adopt EITF No. 07-1 effective January 1, 2009. We are currently evaluating the impact, if any, that the adoption of EITF No. 07-1 will have on our consolidated results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. We will adopt FSP No. FAS 142-3 effective January 1, 2009. We are currently evaluating the impact, if any, that the adoption of FSP No. FAS 142-3 will have on our consolidated results of operations and financial position.

(4) Acquisition

On July 28, 2008, Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. As a result, XM Holdings became our wholly-owned subsidiary. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 19, 2007, entered into by SIRIUS, XM Holdings and Vernon Merger Corporation.

The results of operations for XM have been included in our consolidated results of operations for the period August 1, 2008 through September 30, 2008. The effective date of the Merger was July 28, 2008; however, due to the immateriality of the results of operations for the period July 28, 2008 through July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008, with the results and balances of XM included as of July 31, 2008.

The Merger has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. The application of purchase accounting under SFAS No. 141 resulted in the transaction being value at $5,836,363, based upon the average closing price of $3.79 of our common stock on The NASDAQ Global Select Market for the two days prior to, including, and two days subsequent to the public announcement of the Merger on February 19, 2007.

On that basis, the table below shows the value of the consideration paid in connection with the Merger:

Total
Fair value of common stock issued to XM Holdings stockholders	$5,460,853
Fair value of preferred stock issued to XM Holdings stockholders	47,095
Fair value of converted stock options	94,616
Fair value of restricted stock issued to XM Holdings stockholders	66,628
Fair value of converted warrants	115,784
Acquisition costs	51,387

Total	$5,836,363

SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with any excess recorded as goodwill. We have preliminarily allocated the purchase price based on current estimates of the fair values of assets acquired and liabilities assumed in connection with the Merger.

The table below summarizes the preliminary estimates of fair value of the XM assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date. These preliminary estimates will be revised in future periods and the revisions may

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. You should not place undue reliance on the preliminary analysis of XM’s tangible and intangible assets and liabilities set forth below.

Preliminary July 31, 2008
(unaudited)
Acquired assets:
Current assets	$1,078,148
Property and equipment	905,319
Non-amortizable intangible assets	2,250,000
Amortizable intangible assets	453,444
Goodwill	6,626,504
Other assets	329,948

Total assets	$11,643,363

Assumed liabilities:
Current liabilities	776,448
Total Debt	2,576,512
Deferred income taxes	849,148
Other non-current liabilities and deferred credit on executory contracts	1,604,892

Total liabilities	$5,807,000

Total consideration	$5,836,363

In connection with the Merger, we recorded a preliminary estimate of goodwill in the amount of $6,626,504. During the three and nine months ended September 30, 2008, we recorded $4,750,859 of impairment loss (see Note 5, Goodwill Impairment).

In connection with the Merger, $2,250,000 of the purchase price was allocated to certain indefinite lived intangible assets of XM, including $2,000,000 associated with XM’s FCC license and $250,000 associated with trade names. During the three and nine months ended September 30, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

In connection with the Merger, $378,444 of the purchase price was allocated to certain intangible assets of XM which are subject to amortization on a straight line basis. Acquired definite lived intangible assets include $360,000 associated with subscriber relationships (9-year useful life), $16,444 associated with proprietary software (6-year weighted average useful life), and $2,000 associated with developed technology (10-year useful life). During the three and nine months ended September 30, 2008, we recorded amortization expense of $7,596.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

As of September 30, 2008, we recorded $61,513 of costs recognized under EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as liabilities assumed in the Merger. These costs are primarily associated with XM employee severance benefits for involuntary separations.

The following schedule presents unaudited consolidated pro forma results of operations as if the Merger had occurred on January 1, 2007. This information does not purport to be indicative of the actual results that would have occurred if the Merger had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total revenue	$589,560	$511,149	$1,746,982	$1,435,804
Net loss	(4,951,528)	(307,882)	(5,446,604)	(988,651)
Net loss per common share (basic and diluted)	(1.65)	(0.11)	(1.84)	(0.34)

(5) Goodwill Impairment

We recorded a preliminary estimate of goodwill in the amount of $6,626,504 in connection with the Merger. Pursuant to the provisions of SFAS No. 141, we have made allocations of fair value to acquired assets and assumed liabilities. These allocations are preliminary and we may update them prior to July 28, 2009, the first anniversary of the Merger.

SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. The price of our common stock declined significantly from February 19, 2007, the measurement date for valuation of the Merger, indicating a potential impairment. Under SFAS No. 142, the fair value of the entity (based upon market capitalization) is compared to its carrying value and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. Our impairment analysis indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an estimated impairment charge of $4,750,859. To the extent there are significant changes in the recorded amount of goodwill as a result of the final allocations of fair value to the acquired assets and assumed liabilities, there may be significant adjustments to this estimate of impairment loss.

(6) Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from our agreement with Hertz, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Subscription fees	$451,660	$222,136	$961,574	$617,591
Activation fees	4,920	5,288	17,271	15,456
Effect of rebates	(223)	(580)	(329)	(5,772)

Total subscriber revenue	$456,357	$226,844	$978,516	$627,275

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(7) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. The following is a summary of our interest costs:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest costs charged to expense	$49,216	$19,499	$83,636	$50,441
Interest costs capitalized	7,791	2,365	14,340	5,973

Total interest costs incurred	$57,007	$21,864	$97,976	$56,414

(8) Related Party Transactions

In 2005, SIRIUS entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, SIRIUS is reimbursed for certain costs incurred to provide SIRIUS Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, SIRIUS Canada pays SIRIUS a royalty based on a percentage of its annual gross revenues, as long as SIRIUS Canada maintains a positive cash flow position for twelve consecutive months. Additionally, the initial financing SIRIUS provided to SIRIUS Canada is by way of subscription to non-voting shares which carry an 8% cumulative dividend.

Total costs that have been or will be reimbursed by SIRIUS Canada for the three and nine months ended September 30, 2008 were $3,345 and $11,175, respectively. For the comparable periods in 2007, the costs were $2,220 and $4,862, respectively. Royalty income was recorded to Other income in our unaudited condensed consolidated statements of operations. Dividend income was included in Interest and investment income in our unaudited condensed consolidated statements of operations.

The amount due from SIRIUS Canada at September 30, 2008 was $4,196, of which $959 and $3,237 are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. The amount due from SIRIUS Canada at December 31, 2007 was $5,398, of which $2,161 and $3,237 are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. The amounts payable to SIRIUS Canada at September 30, 2008 and December 31, 2007 to fund its remaining capital requirements, were $1,365 and $1,148, respectively, and is included in Other long-term liabilities in our condensed consolidated balance sheets.

In November 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. XM has the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal. The deferred income was fair valued at $35,000, and will be amortized on a straight-line basis over the remaining expected term of the agreements. The remaining carrying value of Deferred income related to XM Canada was $34,524 as of September 30, 2008.

XM has extended a C$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of September 30, 2008, XM Canada had drawn $7,831 on this facility in lieu of payment of subscription fees.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The royalty fees which XM earns related to subscriber and activation fees are recorded as Other revenue in our unaudited condensed consolidated statements of operations. We recorded royalty fees of $146 for the three and nine months ended September 30, 2008. XM Canada pays XM a licensing fee and reimburses XM for advertising, both of which are recorded to Other revenue in our unaudited condensed consolidated statements of operations. We recorded licensing fees of $1,000 for the three and nine months ended September 30, 2008. We recorded no reimbursements for advertising for the three and nine months ended September 30, 2008. The amount due from XM Canada at September 30, 2008 was $12,815, and is included in Related party current assets in our condensed consolidated balance sheets.

XM has agreements with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”), both of which hold shares of our common stock and have one representative each on SIRIUS’ board of directors. GM and American Honda install XM radios and promote the XM radio service, and XM will make available use of bandwidth. Subscriber revenues received from GM and American Honda for these programs are recorded as Related party revenue.

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $6,733 for the three and nine months ended September 30, 2008. We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $3,321 for the three and nine months ended September 30, 2008, respectively.

We rely on GM and American Honda for marketing and we are responsible for certain revenue share payments to these related parties. We recorded Sales and marketing expense with GM of $38,069 for the three and nine months ended September 30, 2008. We recorded Sales and marketing expense with American Honda of $1,848 for the three and nine months ended September 30, 2008. We recorded Revenue share and royalty expense with GM of $26,021 for the three and nine months ended September 30, 2008. We recorded Revenue share and royalty expense with American Honda of $747 for the three and nine months ended September 30, 2008.

As of September 30, 2008, we recorded, within Related party assets, $10,955 and $213,703 of amounts due from GM and prepaid expenses with GM, respectively. As of September 30, 2008, we recorded $1,612 within Related party current assets for amounts due from American Honda.

As of September 30, 2008, we recorded $70,640 within Related party current liabilities for amounts due to GM. As of September 30, 2008, we recorded $4,978 within Related party current liabilities for amounts due to American Honda.

(9) Investments

Investments consist of the following:

	September 30, 2008	December 31, 2007
Marketable securities	$11,521	$469
Restricted investments	141,250	53,000
Embedded derivative accounted for separately from the host contract	420	—
Equity method investments	37,337	—

Total investments	$190,528	$53,469

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS Canada

We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have a significant influence, but less than a controlling voting interest in SIRIUS Canada. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to Equity in net loss of equity method investment in our unaudited condensed consolidated statements of operations. We recorded no share of SIRIUS Canada’s net loss for the three and nine months ended September 30, 2008 and 2007. As of September 30, 2008, the carrying value of our equity method investment was $0.

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada is $21,776. Our investment in XM Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Equity in net loss of equity method investment in our unaudited condensed consolidated statements of operations. We recorded $3,088 for each of the three and nine months periods ended September 30, 2008 for our share of XM Canada’s net loss. In addition, XM Holdings holds an investment in C$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded as Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. As of September 30, 2008, the carrying value of our equity method investment was $37,337, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,804 and $420, respectively.

Auction Rate Certificates

In connection with the Merger, we acquired an investment in auction rate certificates issued by student loan trusts. Auction rate certificates are long-term securities structured to reset their coupon by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of September 30, 2008, the carrying value of these securities was $8,717.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. In connection with the Merger, we acquired restricted investments in the form of a $120,000 escrow deposit for the benefit of Major League Baseball®. As of September 30, 2008 and December 31, 2007, the carrying value of our short-term restricted investments was $0 and $35,000, respectively, and primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement. As of September 30, 2008 and December 31, 2007, the carrying value of our long-term restricted investments was $141,250 and $18,000, respectively, and primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure reimbursement obligations under letters of credit issued for the benefit of lessors of office space.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(10) Debt

Debt consists of the following:

	Conversion Price (per share)	September 30, 2008	December 31, 2007
SIRIUS Debt
Senior Secured Term Loan due 2012	N/A	$247,500	$249,375
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	299,998	299,998
3 1/2% Convertible Notes due 2008	1.38	—	33,301
8 3/4% Convertible Subordinated Notes due 2009	28.46	1,744	1,744
XM and XM Holdings Debt
Senior Secured Term Loan due 2009	N/A	100,000	N/A
13% Senior Notes due 2014	N/A	778,500	N/A
Less: discount	N/A	(76,328)	N/A
9.75% Senior Notes due 2014	N/A	5,260	N/A
10% Convertible Senior Notes due 2009	10.87	400,000	N/A
Less: discount		(20,988)
10% Senior Secured Discount Convertible Notes due 2009	0.69	33,249	N/A
Add: premium		47,758	N/A
Senior Secured Revolving Credit Facility due 2009	N/A	250,000	N/A
Add: premium		239
7% Exchangeable Senior Subordinated Notes due 2014	1.88	550,000	N/A
Other debt:
Capital leases	N/A	25,821	N/A

Total debt		3,372,753	1,314,418
Less: current maturities		572,646	35,801

Total long-term		$2,800,107	$1,278,617

SIRIUS Debt

Senior Secured Term Loan

In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a Senior Secured Term Loan (the “SIRIUS Term Loan”) of $250,000, which has been fully drawn. Interest under the SIRIUS Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus  1/2 of 1.00%, plus 1.25%. As of September 30, 2008, the interest rate was 5.44%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The SIRIUS Term Loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The SIRIUS Term Loan matures on December 20, 2012.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The SIRIUS Term Loan is guaranteed by our wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”), and is secured by a lien on substantially all of SIRIUS’ and the Guarantors’ assets, including SIRIUS’ three in-orbit satellites and one ground spare satellite and the shares of the Guarantors.

The SIRIUS Term Loan contains customary affirmative covenants and event of default provisions. The negative covenants contained in the SIRIUS Term Loan are substantially similar to those contained in the indenture governing the 9 5/8% Senior Notes due 2013.

9 5/8% Senior Notes due 2013

In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9 5/8% Senior Notes due 2013 (the “9 5/8% Notes”) resulting in net proceeds of $493,005. The 9 5/8% Notes mature on August 1, 2013 and interest is payable semi-annually on February 1 and August 1 of each year. The obligations under the 9 5/8% Notes are not secured by any of our assets.

3 1/4% Convertible Notes due 2011

In October 2004, SIRIUS issued $230,000 in aggregate principal amount of 3 1/4% Convertible Notes due 2011 (the “3 1/4% Notes”) resulting in net proceeds of $224,813. The 3 1/4% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock, subject to certain adjustments. The 3 1/4% Notes mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under the 3 1/4% Notes are not secured by any of our assets.

2 1/2% Convertible Notes due 2009

In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) resulting in net proceeds of $244,625. In March 2004, SIRIUS issued an additional $50,000 in aggregate principal amount of the 2 1/2% Notes pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. The 2 1/2% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 226.7574 shares of common stock for each $1,000 principal amount, or $4.41 per share of common stock, subject to certain adjustments. The 2 1/ 2% Notes mature on February 15, 2009 and interest is payable semi-annually on February 15 and August 15 of each year. The obligations under the 2 1/2% Notes are not secured by any of our assets.

3 1/2% Convertible Notes due 2008

In May 2003, SIRIUS issued $201,250 in aggregate principal amount of 3 1/2% Convertible Notes due 2008 resulting in net proceeds of $194,224. These notes matured on June 1, 2008 and were repaid on such date.

8 3/4% Convertible Subordinated Notes due 2009

In 1999, SIRIUS issued 8 3/4% Convertible Subordinated Notes due 2009 (the “8 3/4% Notes”). The 8 3/4% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The remaining balance of the 8 3 /4% Notes mature on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. The obligations under the 8 3/4% Notes are not secured by any of our assets.

Space Systems/Loral Credit Agreement

In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS in an aggregate principal amount of up to $100,000 to finance the purchase of its fifth and sixth satellites. Loans made under the Loral Credit Agreement are secured by

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including its rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain drawing conditions, including a requirement that SIRIUS have a market capitalization of at least $1 billion. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty. SIRIUS has not borrowed under the Loral Credit Agreement.

XM and XM Holdings Debt

On the date of the Merger, XM and XM Holdings had debt in the aggregate amount of $2,600,000. Following the Merger, XM repurchased notes with aggregate principal amounts outstanding of $795,000 in accordance with “change of control put” terms of such indebtedness. In addition, XM repurchased for approximately $316,598 the transponders of one of its satellites in accordance with the terms of a sale-leaseback transaction. In order to effect these repurchases, XM issued approximately $1,328,500 in aggregate principal amount of new debt securities.

Senior Secured Term Loan

XM is party to a credit agreement dated May 2008 relating to a $100,000 Senior Secured Term Loan (the “XM Term Loan”) with UBS AG. The XM Term Loan matures on May 5, 2009. Interest is payable quarterly. At September 30, 2008 the interest rate was 5.5625%. The interest rate is reset quarterly to 225 basis points over the 9-month LIBOR. The XM Term Loan is secured on a pari passu basis with the XM Revolving Credit Facility (as defined below) by substantially all of XM’s assets.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM Holdings, XM Equipment LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. The Exchangeable Notes are not guaranteed by SIRIUS or Satellite CD Radio, Inc. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock, par value $0.001 per share, at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock.

9.75% Senior Notes due 2014

XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). Interest on the 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The 9.75% Notes are unsecured and will mature on May 1, 2014. XM, at its option, may redeem the 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, XM may redeem the 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption.

Senior Floating Rate Notes due 2013

The aggregate principal amount of XM’s unsecured Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) outstanding as of December 31, 2007 was $200,000. Interest was payable quarterly on May 1, August 1, November 1 and February 1. XM repurchased all of the Floating Rate Notes in connection with the Merger.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Debt of Consolidated Variable Interest Entity

On February 13, 2007, XM entered into a sale-leaseback transaction with respect to the transponders on its XM-4 satellite. XM sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57,700 investment by an equity investor and the $230,800 in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of consolidated variable interest entity”). XM accounted for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. XM also determined that the Trust was a variable interest entity, as that term is defined under FIN No. 46(R), and that XM was the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), XM consolidated the Trust into its consolidated financial statements.

XM sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner Participant”) for $288,500. XM leased the transponders for a term of nine years. These lease payment obligations, which were unconditional and guaranteed by XM Holdings, were senior unsecured obligations and ranked equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, XM was obligated to make payments that total $437,400, of which $126,600 was interest, over the nine-year base lease term.

XM was obligated to provide credit support to the Owner Participant. To provide this credit support, XM retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgages on those properties in favor of the Owner Participant.

XM repurchased the transponders on its XM-4 satellite in connection with the Merger and terminated this sale leaseback arrangement.

13% Senior Notes due 2014

In July 2008, XM Escrow LLC (“Escrow LLC”), a Delaware limited liability company and wholly-owned subsidiary of XM Holdings, issued $778,500 aggregate principal amount of 13% Senior Notes due 2014 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature in 2014, with such maturity to occur earlier in 2013, in certain circumstances. Escrow LLC deposited the proceeds of the offering of the 13% Notes into escrow. Upon consummation of certain refinancing transactions in connection with the Merger, the funds were released to Escrow LLC and Escrow LLC merged with and into XM, with XM as the surviving corporation. Upon this merger, the 13% Notes became obligations of XM and became guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc. The 13% Notes are not guaranteed by SIRIUS.

10% Convertible Senior Notes due 2009

XM Holdings has issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 92.0 shares of our common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of common stock (subject to adjustment in certain events), at any time until December 1, 2009.

10% Senior Secured Discount Convertible Notes due 2009

XM Holdings and XM, as co-obligors, have outstanding $33,200 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest accreted through December 31, 2005 and was thereafter payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

holder of the notes may convert all or part of the accreted value of its notes at a conversion price of $0.69 per share. The 10% Discount Convertible Notes rank equally in right of payment with all of XM Holdings’ and XM’s other existing and future senior indebtedness, and are senior in right of payment to all of XM Holdings’ and XM’s existing and future subordinated indebtedness.

Senior Secured Revolving Credit Facility

XM is party to a $250,000 Senior Secured Revolving Credit Facility (the “XM Revolving Credit Facility”), which has been fully drawn. The XM Revolving Credit Facility matures on May 5, 2009. Borrowings under the XM Revolving Credit Facility bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. For $187,500 of the drawn amount, the interest rate as of September 30, 2008 was 4.75%; and for $62,500 of the drawn amount, the interest rate as of September 30, 2008 was 5.25%. The XM Revolving Credit Facility is secured by substantially all the assets of XM, other than certain specified property.

Refinancing transactions

In connection with the Merger, we refinanced a substantial portion of XM’s existing indebtedness:

•	On July 31, 2008, XM Escrow LLC issued $778,500 aggregate principal amount, net of original issue discount of $78,395, of the 13% Notes; and

•	On August 1, 2008, XM issued $550,000 aggregate principal amount of the Exchangeable Notes.

XM used the proceeds from the transactions described above to:

•

repurchase 99% of its 9.75% Senior Notes due 2014 at 101%, plus $18,685 in accrued interest. The tender offer for the 9.75% Senior Notes due 2014 included a consent solicitation to amend the indenture governing the 9.75% Senior Notes due 2014;

•	repurchase 100% of its Senior Floating Rate Notes due 2013 at par, plus $1,501 in accrued interest; and

•

satisfy its $309,400 transponder repurchase obligation, for both debt and equity holders of a consolidated variable interest entity. XM’s debt repurchase obligation included a 1% of principal prepayment penalty and $6,668 in accrued interest.

In July 2008, XM Holdings amended the terms of its $400,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2009 to increase the interest rate from 1.75% to 10% per annum effective July 2, 2008 as part of an agreement whereby holders of the notes waived any right to seek a change of control put in connection with the Merger. This change is expected to result in approximately $16,500 and $30,300 in incremental interest expense in 2008 and 2009, respectively.

In connection with these refinancing transactions, XM and XM Holdings paid in the aggregate approximately $69,200 in fees and expenses.

Covenants and Restrictions

The 9 5/8% Notes, Loral Credit Agreement, SIRIUS Term Loan, XM Term Loan, 13% Notes and XM Revolving Credit Facility require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the applicable indenture or credit agreement. SIRIUS operates XM Holdings as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments. The XM Term Loan and the XM Revolving Credit Facility also require XM to maintain a level of cash and cash equivalents of at least $75,000. If we fail to comply with these covenants, the 9 5/8% Notes, SIRIUS Term Loan, XM Term Loan, 13% Notes, the Revolving Credit Facility and any loans outstanding under the Loral Credit Agreement, the SIRIUS Term Loan and the XM Term Loan could become immediately payable and the Loral Credit Agreement could be terminated.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

At September 30, 2008, we were in compliance with all such covenants.

(11) Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 4,500,000,000 and 2,500,000,000 shares of common stock as of September 30, 2008 and December 31, 2007, respectively. At our annual meeting of stockholders scheduled to be held in December 2008, we will ask our stockholders to approve an increase to the amount of shares of common stock authorized under our certificate of incorporation to 8,000,000,000. There were 3,250,404,357 and 1,471,143,570 shares of common stock issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, approximately 888,696,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the nine months ended September 30, 2008, employees exercised 117,442 stock options at exercise prices ranging from $1.45 to $3.36 per share, resulting in proceeds to us of $208.

In January 2004, SIRIUS signed a seven-year agreement with the National Football League® (“NFL”). Upon execution of this agreement, SIRIUS delivered to the NFL 15,173,070 shares of common stock valued at $40,967. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each three months periods ended September 30, 2008 and 2007, and $3,501 during each nine months periods ended September 30, 2008 and 2007. Of the remaining $15,624 in common stock value, $5,852 and $9,772 are included in Other current assets and Other long-term assets, respectively, in the condensed consolidated balance sheets as of September 30, 2008.

Convertible Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2008. There were 24,808,959 and zero shares of Series A convertible preferred stock issued and outstanding as of September 30, 2008 and December 31, 2007, respectively. The liquidation preference on the preferred stock issued and outstanding as of September 30, 2008 was $51,370.

The shares of Series A convertible preferred stock are convertible into common stock at the option of the holder and receive dividends, if declared, ratably with our common stock.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of September 30, 2008, warrants to acquire 92,092,000 shares of common stock with an average exercise price of $4.12 per share were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three and nine months ended September 30, 2008, we recognized a (benefit) expense of ($620) and $2,236, respectively. For the comparable periods in 2007, we recognized expense of $5,382 and $11,331, respectively, in connection with these warrants.

Share Lending Agreements

To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) under which we loaned MS and UBS an aggregate of approximately 263,000,000 shares of our common stock in exchange for a fee of $.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

Under each share lending agreement, the share loan will terminate in whole or in part, as the case may be, and the relevant borrowed shares must be returned to us upon the earliest of the following: (i) the share borrower terminates all or a portion of the loan between it and us, (ii) we notify the share borrower that some of the Exchangeable Notes as to which borrowed shares relate have been exchanged, repaid or repurchased or are otherwise no longer outstanding, (iii) the maturity date of the Exchangeable Notes, December 1, 2014, (iv) the date as of which the entire principal amount of the Exchangeable Notes ceases to be outstanding as a result of exchange, repayment, repurchase or otherwise or (v) the termination of the share lending agreement by the share borrower or by us upon default by the other party, including but not limited to the bankruptcy of us or the share borrower or, in the case of the MS share lending agreement, the guarantor. A share borrower may delay the return of borrowed shares for up to 30 business days (or under certain circumstances, up to 60 business days) if such share borrower is legally prevented from returning the borrowed shares to us, in which case the share borrower may, under certain circumstances, choose to pay us the value of the borrowed shares in cash instead of returning the borrowed shares. Once borrowed shares are returned to us, they may not be re-borrowed under the share lending agreements.

The shares that we loaned to the share borrowers are issued and outstanding for corporate law purposes, and holders of borrowed shares (other than the share borrowers) have the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP as currently in effect, however, we believe the borrowed shares are not considered outstanding for the purpose of computing and reporting our net loss per common share. This accounting method is subject to change if the Financial Accounting Standards Board or the Emerging Issues Task Force adopts rules or issues guidance on the treatment of this type of share loan that requires an accounting method that is different from the method we are currently utilizing. The accounting method may also change if, due to a change in the credit conditions of either MS or UBS, or of Morgan Stanley, as guarantor, or otherwise, there is an increased likelihood that the borrowed shares, or the equivalent value of those shares, will not be returned to us as required under the share lending agreements. If we are required in the future to treat the borrowed shares as outstanding for purposes of computing earnings/loss per share, our earnings per share or loss per share, as the case may be, would be reduced.

(12) Benefit Plans

We maintain four share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. During the three and nine months ended September 30, 2008, we recognized share-based payment expense of $24,005 and $63,417, respectively. For the comparable periods in 2007, we recognized share-based payment expense of $22,727 and $64,004, respectively. Compensation expense was recorded in our unaudited condensed consolidated statements of operations related to these plans. We did not capitalize any share-based payment cost during the three and nine months ended September 30, 2008 and 2007. We did not realize any income tax benefits from share-based benefits plans during the three and nine months ended September 30, 2008 and 2007, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2008, approximately 93,832,000 shares of common stock were available for future grant under the 2003 Plan.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for each XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of September 30, 2008, there were 60,084,705 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

XM Holdings maintains a 1998 Shares Award Plan (the “1998 Plan”) under which employees, consultants and non-employee directors of XM were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for each XM share. Since the Merger, there have been no grants of awards from the Talent Plan. As of September 30, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

Merger

In connection with the Merger, all outstanding XM options and restricted stock were converted into the right to receive 4.6 shares of our common stock for each share issuable upon exercise or vesting of such XM option or share of restricted stock. The conversion rate was also applied to the original grant date exercise price. There was no acceleration of vesting solely as a result of the exchange and the original expiration dates of the options and restricted stock remain in effect. The fair value of these options was estimated using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.1%	4.5%	2.7%	4.8%
Expected life of options—years	4.06	4.45	4.06	4.45
Expected stock price volatility	80%	60%	80%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.0 - 3.0%	4.0 - 4.8%	1.6 - 3.3%	4.0 - 5.0%
Expected life of options—years	1.50 - 4.06	2.50 - 8.91	1.50 - 4.08	2.50 - 8.91
Expected stock price volatility	80%	60%	80%	60%
Expected dividend yield	N/A	N/A	N/A	N/A

The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2008 (shares in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding, January 1, 2008	79,600	$5.38
Options exchanged for outstanding XM options	67,711	$4.09
Granted	17,492	$2.89
Exercised	(117)	$1.74
Forfeited, cancelled or expired	(2,862)	$4.60

Outstanding, September 30, 2008	161,824	$4.59	6.03
Exercisable, September 30, 2008	115,862	$4.91	5.24

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.73 and $1.88, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $127 and $1,792, respectively.

We recognized share-based payment expense associated with stock options of $13,940 and $36,465 for the three and nine months ended September 30, 2008, respectively. For the comparable periods in 2007, we recognized expense of $10,323 and $31,614, respectively.

The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the nine months ended September 30, 2008 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2008	3,623	$3.70
Shares exchanged for non-vested XM shares	33,339	$2.93
Granted	3,208	$2.87
Vested	(12,438)	$3.11
Forfeited	(1,456)	$2.86

Nonvested, September 30, 2008	26,276	$2.87

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2008 and 2007 was $2.87 and $3.58, respectively. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2008 and 2007 was $19,529 and $8,667, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $5,342 and $9,956 for the three and nine months ended September 30, 2008, respectively. For the comparable periods in 2007, we recognized expense of $2,219 and $8,436, respectively.

For the three and nine months ended September 30, 2008, we recognized share-based payment expense of $1,507 and $4,477 for restricted stock units granted for services performed in 2008. For the comparable periods in 2007, we recognized share-based payment expense of $1,282 and $3,687, respectively, for restricted stock units granted for services performed in 2007.

Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at September 30, 2008 and December 31, 2007, net of estimated forfeitures, was $114,092 and $80,635, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of September 30, 2008.

No income tax benefits have been realized from stock option exercises during the three and nine months ended September 30, 2008 and 2007 because a valuation allowance was maintained for all net deferred tax assets.

401(k) Savings Plans

We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) and the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) for eligible employees. The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits, while the XM Plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. Under the Sirius Plan, SIRIUS matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3 % for each year of employment and are fully vested after three years of employment. Under the XM Plan, XM matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash. Matching contributions under the XM Plan vest immediately. Expense resulting from the matching contribution to the plans was $857 and $2,086 for the three and nine months ended September 30, 2008, respectively. For the comparable periods in 2007, the expense was $430 and $1,223, respectively.

SIRIUS may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. SIRIUS employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,665 and $5,025 for the three and nine months ended September 30, 2008, respectively. For the comparable periods in 2007, the expense was $1,450 and $4,213, respectively.

(13) Income Taxes

We recorded income tax expense of $1,215 and $2,301 for the three and nine months ended September 30, 2008, respectively. For the comparable periods in 2007, the expense was $555 and $1,665, respectively. Such expense represents the recognition of a deferred tax liability related to the difference in accounting for the FCC licenses, which are amortized over 15 years for tax purposes but are not amortized for book purposes.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

(14) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of September 30, 2008:

(in thousands)	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$3,328	$1,097,910	$12,512	$235,143	$239,402	$1,833,760	$3,422,055
Cash interest payments	44,432	269,411	210,281	209,190	196,314	316,583	1,246,211
Lease obligations	10,573	41,460	37,078	23,146	18,271	29,990	160,518
Satellite and transmission	52,599	159,859	106,308	46,500	7,671	41,038	413,975
Programming and content	61,021	244,349	219,509	75,870	68,600	53,833	723,182
Marketing and distribution	53,758	32,494	32,760	21,121	11,783	—	151,916
Chip set development and production	3,354	—	—	—	—	—	3,354
Satellite performance incentive payments	1,393	4,096	4,384	4,695	5,030	48,223	67,821
Other	3,944	10,603	3,289	14	—	—	17,850

Total	$234,402	$1,860,182	$626,121	$615,679	$547,071	$2,323,427	$6,206,882

Debt Obligations. Long-term debt obligations include principal payments on outstanding debt.

Cash Interest Payments. Cash interest payments include interest due on outstanding debt through maturity.

Lease Obligations. We have entered into operating leases related to certain studios, office space, terrestrial repeaters and equipment.

Satellite and Transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites.

SIRIUS has entered into an agreement with Space Systems/Loral to design and construct a fifth and sixth satellite. SIRIUS plans to launch one satellite on a Proton rocket under an existing contract with International Launch Services. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. SIRIUS plans to use one of these rockets to launch its sixth satellite. This agreement provides SIRIUS with the flexibility to defer launch dates if it chooses, and the ability to cancel the second of these launches upon payment of a cancellation fee.

XM has also entered into an agreement with Space Systems/Loral to construct its fifth satellite, XM-5. On July 15, 2003, Space Systems/Loral, Loral Space & Communications Ltd. and certain other affiliated entities commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Bankruptcy Court approved XM’s agreement with Space Systems/Loral, pursuant to which XM may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date,” as defined in the agreement. In August 2007, XM’s agreement with Space Systems/Loral was amended to defer payments on the remaining construction costs until the earlier of post-launch or January 2010.

Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of September 30, 2008, we have accrued $35,780 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.

Programming and Content. We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.

Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event that certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Chip Set Development and Production. We have entered into agreements with third parties to develop, produce and supply chip sets, to develop products and, in certain instances, to license intellectual property related to chip sets.

Other. We have entered into various agreements with third parties for general operating purposes. In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of September 30, 2008 and December 31, 2007, $141,250 and $53,000, respectively, was classified as Restricted investments as a result of reimbursement obligations under these letters of credit and escrow deposits.

Other than those disclosed herein, we have not entered into any other material off-balance sheet arrangements or transactions.

Legal Proceedings

FCC Matters. In August 2008, we entered into two Consent Decrees to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters pending against SIRIUS and XM. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decrees terminated these inquiries.

As part of the Consent Decrees, we agreed, among other things, to:

•	adopt comprehensive compliance plans, and take steps to address any potentially non-compliant radios in the hands of consumers;

•

in the case of XM, within 60 days of the order adopting the Consent Decrees, shut down 50 variant terrestrial repeaters, and shut down or bring into compliance an additional 50 variant terrestrial repeaters;

•	in the case of SIRIUS, receive special temporary authority to operate two of its eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by SIRIUS in October 2006; and

•	make voluntary contributions to the United States Treasury of approximately $17,000 in the case of XM, and approximately $2,000 in the case of SIRIUS.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

We have taken all of these actions, and are in compliance with the terms of the Consent Decrees.

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Appellate Review of FCC Merger and Consent Decree Orders. Two different parties, U.S. Electronics and Michael Hartleib, have sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees mentioned above. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. We have moved to intervene, and that motion has been granted. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC has moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and has further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter are scheduled to be submitted to the United States Court of Appeals for the District of Columbia Circuit by the end of February 2009.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133,000 in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties have withdrawn as a party to the lawsuit and this lawsuit has been dismissed.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. XM believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, unless otherwise stated)

channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. XM believes the matter is without merit and intends to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business, consolidated results of operations or financial results.

(15) Subsequent Events

Since September 30, 2008, we have issued or entered into agreements to issue an aggregate of 262,911,513 shares of our common stock, par value $0.001 per share, in exchange for $90,772 principal amount of the 2 1/2% Notes beneficially owned by institutional holders.

We did not receive any cash proceeds as a result of the exchange of our common stock for the 2 1/2% Notes, which notes were retired and cancelled. We executed these transactions to reduce our debt and interest cost, increase our equity, and improve our balance sheet. We may engage in additional exchanges in respect of our outstanding indebtedness if and as favorable opportunities arise.

The issuance of the shares of our common stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

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

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•

our substantial indebtedness, which could adversely affect our financial health, and our need to refinance substantial portions of our debt in the near term, which refinancing may not be available on favorable terms, if at all;

•

our merger with XM, including the possibility that the anticipated benefits of the merger may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and its affects on our business in the future;

•	the useful life of SIRIUS’ and XM’s satellites, which have experienced failures on their solar arrays and other component failures and, in certain cases, are not insured;

•	our dependence upon third parties, including manufacturers and distributors of satellite radios, retailers, automakers and programming providers; and

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

Executive Summary

We provide satellite radio in the United States. We broadcast music, sports, news, talk, entertainment, traffic and weather for a subscription fee through proprietary satellite radio systems – the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS satellite radio system consists of three in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM satellite radio system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive music channels and certain other channels over the internet.

Our radios are primarily distributed through retailers; automakers, or OEMs; and through our websites. On September 30, 2008, SIRIUS and XM radios were available at more than 20,000 retail locations. We also have agreements with every major automaker, Acura/Honda, Aston Martin, Audi, Automobili Lamborghini, Bentley, BMW, Chrysler, Dodge, Ford, General Motors, Honda, Hyundai, Infiniti/Nissan, Jaguar, Jeep, Kia, Land Rover, Lincoln, Lexus/Toyota/Scion, Maybach, Mazda, Mercedes-Benz, Mercury, MINI, Mitsubishi, Rolls-Royce, Volvo and

Volkswagen, to offer either SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies, including Hertz and Avis.

As of September 30, 2008, we had 18,920,911 subscribers compared with 17,348,622 pro-forma subscribers (8,321,785 actual subscribers) as of December 31, 2007 and 16,234,070 pro-forma subscribers (7,667,476 actual subscribers) as of September 30, 2007. Our current subscriber total includes 9,716,070 XM subscribers that we acquired as a result of the Merger. Our subscriber totals include subscribers under our regular pricing plans; subscribers that have prepaid, including payments received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; active XM radios under its agreement with Avis; and subscribers to SIRIUS Internet Radio and XM Internet Radio, our Internet services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. Currently, we receive an average of approximately eight months of prepaid revenue per subscriber upon activation. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services. We believe our ability to attract and retain subscribers depends in large part on creating and sustaining distribution channels for satellite radios, the strength of our brands, and the quality and entertainment value of our programming.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months to one year. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in the satellite radio services offered in Canada. SIRIUS Canada Inc. (“SIRIUS Canada”), a Canadian corporation that we jointly own with Canadian Broadcasting Corporation and Standard Radio Inc., offers a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels offering Canadian content. Canadian Satellite Radio Holdings Inc. (“XM Canada”), a Canadian corporation in which we have an ownership interest, also offers satellite radio service in Canada. XM Canada offers 130 channels of music and news, sports, talk and entertainment programming. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.

On August 5, 2008, Sirius Satellite Radio Inc. changed its name to Sirius XM Radio Inc. XM Satellite Radio Holdings Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.

Economic Outlook

Current economic conditions, particularly the dramatic and recent slowdown in auto sales, have negatively impacted our subscriber growth for 2008 and 2009.

FCC Conditions

In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These programming, minority and public interest, equipment, subscription rates, and other service commitments are summarized as follows:

Programming

A La Carte Programming: We have committed to offer the following a la carte programming options to eligible radios:

•

50 channels will be available for $6.99 a month. Additional channels can be added for 25 cents each, with premium programming priced at additional cost. However, in no event will a customer subscribing to this a la carte option pay more than $12.95 per month for this programming.

•	100 channels, including channels from both services, will be available on an a la carte basis for $14.99 a month.

We have, including channels from both services, introduced these packages and a radio capable of receiving them.

“Best of Both” Programming: We offer customers the ability to receive the best of both SIRIUS and XM programming at a monthly cost of $16.99.

Mostly Music or News, Sports and Talk Programming: We offer customers an option of “mostly music” programming or “mostly news, sports and talk” programming at a cost of $9.99 per month.

Discounted Family-Friendly Programming: We offer consumers a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. We also offer SIRIUS and XM customers a family-friendly version of the Best of Both Programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.

Public Interest and Qualified Entity Channels

We have agreed to set aside four percent of the full-time audio channels on the SIRIUS platform and on the XM platform, which currently represents six channels on the SIRIUS platform and six channels on the XM platform, for noncommercial, educational and informational programming within the meaning of the FCC rules that govern a similar obligation of direct broadcast satellite providers. We will not select a programmer to fill more than one non-commercial, educational or informational channel on each of the SIRIUS and XM platforms as long as demand for such channels exceeds available supply.

In addition, we have agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the SIRIUS platform and on the XM platform, which currently represents six channels on the SIRIUS platform and six channels on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on the SIRIUS platform and the XM platform are reserved for a Qualified Entity or Entities.

The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. We expect the FCC to inform us how it plans to select these Qualified Entities in the future.

Equipment

We are required to provide, on commercially reasonable terms, our intellectual property necessary to permit any device manufacturer to develop equipment that can deliver our satellite radio services. Chip sets for satellite radios, which include the encryption, conditional access and security technology necessary to access our satellite radio services, may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. We will not enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver our satellite radio services.

We will also not execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.

Service to Puerto Rico

We have filed applications with the FCC to provide the SIRIUS satellite radio service to the Commonwealth of Puerto Rico using terrestrial repeaters and will, upon grant of the necessary permanent authorizations, promptly introduce SIRIUS satellite radio service to the Commonwealth.

Interoperable Receivers

Within nine months of the consummation of the Merger, April 28, 2009, we will offer for sale an interoperable receiver in the retail after-market.

Subscription Rates

We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, the a la carte programming packages or the new programming packages described above until July 28, 2011, thirty six months after consummation of the Merger. After July 29, 2009, the first anniversary of the consummation of the Merger, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. We will provide customers, either on individual bills or on our website, specific costs passed through to consumers pursuant to the preceding sentence.

Local Programming and Advertising

We have committed not to originate local programming or advertising through our repeater networks.

Pro Forma Information

The following discussion of our pro forma information includes non-GAAP financial results and measures that assume the Merger occurred on January 1, 2007. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

Subscriber and Key Operating Metrics. The following tables contain our pro forma subscribers and key operating metrics for the three and nine months ended September 30, 2008 and 2007:

Pro Forma Subscribers and Metrics:

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Beginning subscribers	18,576,830	15,394,319	17,348,622	13,653,107
Gross subscriber additions	1,846,996	1,950,842	5,999,714	5,751,123
Deactivated subscribers	(1,502,915)	(1,111,092)	(4,427,425)	(3,170,161)

Net additions	344,081	839,750	1,572,289	2,580,962

Ending subscribers	18,920,911	16,234,069	18,920,911	16,234,069

Retail	9,036,420	8,927,442	9,036,420	8,927,442
OEM	9,777,704	7,238,239	9,777,704	7,238,239
Rental	106,787	68,388	106,787	68,388

Ending subscribers	18,920,911	16,234,069	18,920,911	16,234,069

Retail	(149,416)	46,730	(202,291)	472,996
OEM	492,215	783,400	1,744,432	2,068,732
Rental	1,282	9,620	30,148	39,234

Net additions	344,081	839,750	1,572,289	2,580,962

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Average self-pay monthly churn (1)(7)	1.7%	1.6%	1.7%	1.7%
Conversion rate (2)(7)	47.0%	50.7%	49.2%	50.6%
ARPU (3)(7)	$10.47	$10.75	$10.48	$10.69
SAC, as adjusted, per gross subscriber addition (4)(7)	$74	$86	$76	$87
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.05	$1.09	$1.18	$1.14
Total revenue	$612,776	$529,242	$1,792,632	$1,501,093
Free cash flow (6)(7)	$(97,590)	$(102,852)	$(577,673)	$(510,274)
Adjusted loss from operations (8)	$(36,851)	$(103,572)	$(168,096)	$(341,309)
Net loss	$(217,010)	$(265,515)	$(653,867)	$(842,592)

Subscribers. We ended the third quarter of 2008 with 18,920,911 subscribers, an increase of 17% from the 16,234,069 subscribers as of September 30, 2007. Gross subscriber additions decreased about 5% in the third quarter 2008 from the prior year period, but increased approximately 4% over the prior year period for the nine months ending September 30, 2008. Gross additions in our OEM channel continued to grow for both the three and nine month periods over the prior year as automakers continued to increase the portion of their production which incorporates satellite radio. The growth in OEM gross additions was offset by declines in retail gross additions. Deactivations for self-pay subscriptions remained consistent with historical levels; non-conversions of subscribers in paid promotional trial periods declined as production penetration rates increased.

ARPU. Total ARPU for the three months ended September 30, 2008 was $10.47, compared to $10.75 for the three months ended September 30, 2007. The decrease was driven by an increase in the mix of discounted OEM promotional trials, subscriber winback programs, second subscribers and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $74 and $86 for the three months ended September 30, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. If competitive forces or changes in retailer promotional strategies require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber declined 4% to $1.05 for the third quarter of 2008 compared with $1.09 for the third quarter of 2007. The decline was primarily due to efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations. Our customer service and billing expenses, as adjusted, per average subscriber are generally lower in the first three quarters of our fiscal year and increase in the fourth quarter due to the holiday selling season.

Pro Forma Results of Operations. For ease of comparison, set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2007. The pro forma information below does not give effect to any adjustments as a result the purchase price accounting for the Merger. See footnote 8 for a reconciliation.

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Total revenue	$612,776	$529,242	$1,792,632	$1,501,093
Operating expenses:
Satellite and transmission	25,136	25,409	76,336	78,024
Programming and content	131,630	100,675	341,422	292,385
Revenue share and royalties	120,800	85,394	355,251	239,518
Customer service and billing	58,857	51,562	177,159	152,396
Cost of equipment	16,179	15,671	48,020	60,485
Sales and marketing	78,178	96,490	260,583	289,374
Subscriber acquisition costs	132,477	162,656	444,396	474,008
General and administrative	75,981	80,051	215,440	207,608
Engineering, design and development	10,389	14,906	42,121	48,604
Impairment of goodwill	—	—	—	—
Depreciation and amortization	64,111	72,474	196,051	218,931
Share-based payment expense	29,809	42,714	99,673	112,202
Restructuring and related costs	7,430	—	7,457	—

Total operating expenses	750,977	748,002	2,263,909	2,173,535

Loss from operations	(138,201)	(218,760)	(471,277)	(672,442)
Other expense	(77,086)	(46,095)	(178,777)	(169,555)

Loss before income taxes	(215,287)	(264,855)	(650,054)	(841,997)
Income tax expense	(1,723)	(660)	(3,813)	(595)

Net loss	$(217,010)	$(265,515)	$(653,867)	$(842,592)

Highlights for the Three Months Ended September 30, 2008. Our revenue grew 16% or by $83,534 in the three months ended September 30, 2008. This revenue growth was driven by our 17% growth in subscribers. This increase was reflected in improved Adjusted loss from operations (excluding restructuring, goodwill impairment, and merger related costs) of $66,721, as increases in our variable costs were offset by decreases in sales and marketing and subscriber acquisition costs. Total operating expenses, excluding goodwill impairment, restructuring, depreciation and stock based compensation costs and a $27,500 one-time merger related payment to a programming partner, decreased by $10,687 in the quarter.

Programming and content costs for the three months ended September 30, 2008 increased $30,955 including a one-time payment to a programming partner of $27,500 due upon completion of the Merger.

Revenue Share and Royalties increased $35,406 over the prior year, increasing from 16.1% of revenue to 19.7% of revenue. This increase was primarily driven by an increase in the statutory royalties due for the performance of sound recordings. The decision imposing the new royalties was rendered in January 2008, retroactive to January 2007 and was not reflected in the prior year’s results until the fourth quarter. Customer service and billing costs increased 14%, or $7,295, from the prior year’s in line with the increase in our subscriber base. Sales and marketing cost declined 19%, or $18,312 due to reduced advertising and cooperative marketing spend, offset in part by higher customer retention spending.

Subscriber acquisition costs declined nearly 19%, or $30,179, and as a percent of revenue improved from 30.7% to 21.6%. This improvement was primarily driven by a 15% improvement in SAC per gross addition due to improved product economics and lower retail and OEM subsidies. Subscriber acquisition costs also declined as a result of the 5% decline in gross additions in the quarter.

General and administrative costs decreased 5%, or $4,070, and declined as a percent of revenue, reflecting one time costs in connection with the Merger. Engineering, design and development costs decreased 30%, or $4,517, due to fewer new OEM platform launches and lower product development costs.

Actual Results of Operations

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly self-pay churn; conversion rate; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

The discussion of our results of operations for the three and nine months ended September 30, 2008 includes the financial results of XM for the last 61 days of each period. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends we believe are significant, separate and apart from the impact of the Merger.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Beginning subscribers	8,924,139	7,142,538	8,321,785	6,024,555
Gross subscriber additions	11,212,511	999,284	13,245,220	2,989,887
Deactivated subscribers	(1,215,739)	(474,346)	(2,646,094)	(1,346,966)

Net additions	9,996,772	524,938	10,599,126	1,642,921

Ending subscribers	18,920,911	7,667,476	18,920,911	7,667,476

Retail	9,036,420	4,428,747	9,036,420	4,428,747
OEM	9,777,704	3,221,388	9,777,704	3,221,388
Rental	106,787	17,341	106,787	17,341

Ending subscribers	18,920,911	7,667,476	18,920,911	7,667,476

Retail	4,359,721	64,101	4,395,710	386,922
OEM	5,546,161	462,749	6,112,073	1,262,378
Rental	90,890	(1,912)	91,343	(6,379)

Net additions	9,996,772	524,938	10,599,126	1,642,921

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Average self-pay monthly churn (1)(7)	1.7%	1.6%	1.7%	1.6%
Conversion rate (2)(7)	47.0%	47.6%	49.1%	47.3%
ARPU (7)(9)	$10.15	$10.71	$10.31	$10.63
SAC, as adjusted, per gross subscriber addition (7)(10)	$59	$101	$74	$103
Customer service and billing expenses, as adjusted, per average subscriber (7)(11)	$1.01	$0.95	$0.98	$1.04
Total revenue	$488,443	$241,786	$1,041,809	$672,250
Free cash flow (7)(12)	$(52,722)	$(67,799)	$(270,344)	$(294,545)
Adjusted income (loss) from operations (13)	$22,091	$(56,892)	$(41,124)	$(220,190)
Net loss	$(4,879,427)	$(120,137)	$(5,067,444)	$(399,029)

Subscribers. We ended the third quarter of 2008 with 18,920,911 subscribers, an increase of 147% from the 7,667,476 subscribers as of September 30, 2007. The increase was a result of the additional subscribers as a result of the Merger.

Gross additions for the three and nine months ended September 30, 2008 included 9,716,070 subscribers acquired in the Merger.

ARPU. Total ARPU for the three months ended September 30, 2008 was $10.15, compared to $10.71 for the three months ended September 30, 2007. The decrease was largely driven by the impact of the purchase price adjustment which resulted in a lower fair value of deferred revenue lowering revenue for the period by approximately $0.98; and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues, offset by the effects of rebates.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $59 and $101 for the three months ended September 30, 2008 and 2007, respectively. The decrease was primarily a result of lower subsidy costs to OEMs and the impact of purchase price adjustments for contractual arrangements which resulted in lower subsidy expense.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. If competitive forces or changes in retailer promotional strategies require us to increase hardware subsidies or promotions, SAC, as adjusted, per gross subscriber addition may increase. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber increased 6% to $1.01 for the third quarter of 2008 compared with $0.95 for the third quarter of 2007. The increase was primarily the result of higher blended costs as a result of the Merger.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations. Our customer service and billing expenses, as adjusted, per average subscriber are generally lower in the first three quarters of our fiscal year and increase in the fourth quarter due to the holiday selling season.

Adjusted Income (Loss) from Operations. Our adjusted income (loss) from operations improved to $22,091 from an adjusted loss from operations of $56,892 for the three months ended September 30, 2008 and 2007, respectively. The net impact of the purchase price adjustments favorably impacted the adjusted income from operations for the three months ended September 30, 2008 by approximately $14,824.

Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended September 30, 2008 and 2007, subscriber revenue was $456,357 and $226,844, respectively, an increase of 101% or $229,513. $181,153 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to growth of subscribers to our service.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, subscriber revenue was $978,516 and $627,275, respectively, an increase of 56% or $351,241. $181,153 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to the growth of subscribers to our service.

The following table contains a breakdown of our subscriber revenue for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Subscription fees	$451,660	$222,136	$961,574	$617,591
Activation fees	4,920	5,288	17,271	15,456
Effect of rebates	(223)	(580)	(329)	(5,772)

Total subscriber revenue	$456,357	$226,844	$978,516	$627,275

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

•

Three Months: For the three months ended September 30, 2008 and 2007, net advertising revenue was $14,674 and $8,524, respectively, which represents an increase of $6,150. $5,165 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to an increase in advertisers compared to the three months ended September 30, 2007.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, net advertising revenue was $31,413 and $24,422, respectively, which represents an increase of $6,991. $5,165 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to an increase in advertisers compared to the nine months ended September 30, 2007.

We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is subject to fluctuation based on the overall advertising environment. Our advertising revenue may also fluctuate in the short term as a result of an advertising backlog we acquired from XM and the integration of XM’s advertiser relationships.

Equipment Revenue. Equipment revenue includes revenue from the direct sale of SIRIUS and XM radios and accessories through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2008 and 2007, equipment revenue was $11,271 and $6,290, respectively, which represents an increase of $4,981. $3,351 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to a result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, equipment revenue was $25,290 and $17,216, respectively, which represents an increase of $8,074. $3,351 of the increase was attributable to the Merger, and the remaining increase was primarily attributable to a result of higher sales through our direct-to-consumer distribution channel, offset by the effects of promotional discounts.

We expect equipment revenue to increase as we introduce new products, integrate XM products and as sales grow through our direct to consumer distribution channel.

Operating Expenses

Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

Three Months: For the three months ended September 30, 2008 and 2007, satellite and transmission expenses were $19,526 and $7,409, respectively, which represents an increase of $12,117. Excluding stock-based compensation of $1,331 and $557 for the three months ended September 30, 2008 and 2007, respectively, satellite and transmission expenses increased $11,343 from $6,852 to $18,195. The increase was primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $12,458 during the three months ended September 30, 2008. Excluding the impact of XM satellite and transmission expense, satellite and transmission expense decreased compared to September 30, 2007 as a result of decreased costs related to our terrestrial repeater network. As of September 30, 2008 and 2007, we had 820 and 120, terrestrial repeaters, respectively in operation, which included 700 XM repeaters acquired in the Merger.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, satellite and transmission expenses were $34,800 and $22,732, respectively, which represents an increase of $12,068. Excluding stock-based compensation of $2,887 and $1,834 for the nine months ended September 30, 2008 and 2007, respectively, satellite and transmission expenses increased $11,015 from $20,898 to $31,913. The increase was primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $12,458 during the nine months ended September 30, 2008. Excluding the impact of XM satellite and transmission expense, satellite and transmission expense decreased compared to September 30, 2007 as a result of decreased costs related to our terrestrial repeater network.

We expect satellite and transmission expenses to decrease as we consolidate terrestrial repeater sites and realize other synergies as a result of the Merger. Such expenses may increase in future periods if we decide to increase our in-orbit satellite insurance.

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

•

Three Months: For the three months ended September 30, 2008 and 2007, programming and content expenses were $106,037 and $59,015, respectively, which represents an increase of $47,022. Excluding stock-based compensation of $3,529 and $2,707 for the three months ended September 30, 2008 and 2007, respectively, programming and content expenses increased $46,200 from $56,308 to $102,508. The increase was primarily due to the impact of the Merger. XM’s programming and content expense accounted for $18,046 during the three months ended September 30, 2008. The remaining increase was primarily attributable to a $27,500 one-time payment to a programming partner due upon completion of the Merger and license fees associated with new programming.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, programming and content expenses were $222,975 and $173,324, respectively, which represents an increase of $49,651. Excluding stock-based compensation of $7,477 and $6,857 for the nine months ended September 30, 2008 and 2007, respectively, programming and content expenses increased $49,031 from $166,467, to $215,498. The increase was primarily due to the impact of the Merger. XM’s programming and content expense accounted for $18,046 during the nine months ended September 30, 2008. The remaining increase was primarily attributable to a $27,500 one-time payment to a programming partner due upon completion of the Merger and license fees associated with new programming.

Our programming and content expenses, excluding stock-based compensation expense, will decrease as we reduce duplicate programming and content costs. We regularly evaluate programming opportunities and may choose to acquire and develop new content or renew current programming agreements in the future at different costs.

Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using SIRIUS and XM radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•

Three Months: For the three months ended September 30, 2008 and 2007, revenue share and royalties were $85,592 and $32,978, respectively, which represents an increase of $52,614. The increase was primarily due to the impact of the Merger. XM’s revenue share and royalties’ expense accounted for $38,539 during the three months ended September 30, 2008. The remaining increase was attributable to the growth in our revenues and an increase in the statutory royalties due for the performance of sound recordings. The decision imposing the new royalties was imposed in January 2008, retroactive to January 2007 and was not reflected in the prior year until the fourth quarter.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, revenue share and royalties were $177,635 and $89,953, respectively, which represents an increase of $87,682. The increase was primarily attributable to an increase in our revenues, the $38,539 effect of including XM’s revenue share and royalty expense from the date of the Merger and an increase in the statutory royalties due for the performance of sound recordings. The decision imposing the new royalties was imposed in January 2008, retroactive to January 2007 and was not reflected in the prior year until the fourth quarter.

We expect these costs to increase as we continue to experience revenue growth and expand our distribution of SIRIUS and XM radios through automakers and as a result of statutory increases in the royalty for sound recording performances.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management systems as well as bad debt expense.

•

Three Months: For the three months ended September 30, 2008 and 2007, customer service and billing expenses were $47,432 and $21,058, respectively, which represents an increase of $26,374. Excluding stock-based compensation of $596 and $166 for the three months ended September 30, 2008 and 2007, respectively, customer service and billing expenses increased $25,944 from $20,892 to $46,836. The increase was primarily due to the Merger. XM’s customer service and billing expense accounted for $23,819 during the three months ended September 30, 2008. The remaining increase was primarily attributable to higher call center operating costs necessary to accommodate the increase in the our subscriber base and higher total transaction fees on the larger base.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, customer service and billing expenses were $97,218 and $64,529, respectively, which represents an increase of $32,689. Excluding stock-based compensation of $1,137 and $543 for the nine months ended September 30, 2008 and 2007, respectively, customer service and billing expenses increased $32,095 from $63,986 to $96,081. The increase was primarily due to the Merger. XM’s customer services and billing expense accounted for $23,819 during the nine months September 30, 2008. The remaining increase was primarily attributed to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger base.

We expect our customer care and billing expenses, excluding stock-based compensation expense, to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees necessary to serve a larger subscriber base and bad debt expense.

Cost of Equipment. Cost of equipment includes costs for SIRIUS and XM radios and accessories sold through our direct to consumer distribution channel.

•

Three Months: For the three months ended September 30, 2008 and 2007, cost of equipment was $13,773 and $6,086, respectively, which represents an increase of $7,687. $5,020 of the increase was attributable to the Merger.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, cost of equipment was $28,007 and $19,930, respectively, which represents an increase of $8,077. $5,020 of the increase was attributable to the Merger.

We expect cost of equipment to vary in the future with changes in sales through our direct to consumer distribution channel.

Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

Three Months: For the three months ended September 30, 2008 and 2007, sales and marketing expenses were $63,637 and $38,488, respectively, which represents an increase of $25,149. Excluding stock-based compensation of $3,672 and $6,575 for the three months ended September 30, 2008 and 2007, respectively, sales and marketing expenses increased $28,052, from $31,913 to $59,965. The increase was due to the impact of the Merger. XM’s sales and marketing expense accounted for $28,951 during the three months ended September 30, 2008.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, sales and marketing expenses were $151,237 and $126,348, respectively, which represents an increase of $24,889. Excluding stock-based compensation of $11,376 and $15,068 for the nine months ended September 30, 2008 and 2007, respectively, sales and marketing expenses increased $28,581 from $111,280 to $139,861. The increase was primarily due to the impact of the Merger. XM’s sales and marketing expense accounted for $28,951 during the nine months ended September 30, 2008.

We expect sales and marketing expenses, excluding stock-based compensation expense, to decrease as we consolidate our advertising and promotional activities, gain efficiencies in marketing management and eliminate overlapping distribution support costs.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios and revenue share payments to automakers and retailers of SIRIUS and XM radios.

•

Three Months: For the three months ended September 30, 2008 and 2007, subscriber acquisition costs were $86,616 and $101,798, respectively, which represents a decrease of 15% or $15,182. Excluding stock-based compensation of $0 and $800 for the three months ended September 30, 2008 and 2007, respectively, subscriber acquisition costs decreased 14%, or $14,382, from $100,998 to $86,616. This decrease was primarily attributable to lower retail and OEM subsidies due to better product economics.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, subscriber acquisition costs were $257,832 and $307,580, respectively, which represents a decrease of 16% or $49,748. Excluding stock-based compensation of $14 and $2,687 for the nine months ended September 30, 2008 and 2007, respectively, subscriber acquisition costs decreased 15%, or $47,075, from $304,893 to $257,818. This decrease was primarily driven by lower retail and OEM subsidies due to better product economics.

We expect total subscriber acquisition costs, excluding stock-based compensation expense, to decrease as increases in our gross subscriber additions are offset by continuing declines in the costs of subsidized components of SIRIUS and XM radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•

Three Months: For the three months ended September 30, 2008 and 2007, general and administrative expenses were $57,310 and $44,837, respectively, which represents an increase of $12,473. Excluding stock-based compensation of $12,904 and $10,953 for the three months ended September 30, 2008 and 2007, respectively, general and administrative expenses increased $10,522 from $33,884 to $44,406. The increase was due to the impact of the Merger. XM’s general and administrative expense accounted for $19,215 during the three months ended September 30, 2008. The increase was offset by a decrease in legal fees primarily attributable to the Copyright Royalty Board ruling.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $148,555 and $118,651, respectively, which represents an increase of $29,904. Excluding stock-based compensation of $36,359 and $34,056 for the nine months ended September 30, 2008 and 2007, respectively, general and administrative expenses increased $27,601 from $84,595 to $112,196. The increase was primarily due to the impact of the Merger. XM’s general and administrative expense accounted for $19,215 during the nine months ended September 30, 2008. The remaining increase was primarily attributable to higher compensation-related costs to support the growth of our business.

We expect our general and administrative expenses, excluding stock-based compensation expense, to decrease in future periods as we complete the integration of the Merger and gain efficiencies in staff, facilities, insurance, professional fees and information technology costs. General and administrative expenses could fluctuate in certain periods as a result of litigation costs.

Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•

Three Months: For the three months ended September 30, 2008 and 2007, engineering, design and development expenses were $10,434 and $9,736, respectively, which represents an increase of $698. Excluding stock-based compensation of $1,973 and $969, for the three months ended September 30, 2008 and 2007, respectively, engineering, design and development expenses decreased $306 from $8,767 to $8,461. This decrease was attributable to reduced OEM and product development costs, offset by an increase of $5,191 attributable to the Merger.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, engineering, design and development expenses were $28,091 and $33,397, respectively, which represents a decrease of $5,306. Excluding stock-based compensation of $4,167 and $2,959 for the nine months ended September 30, 2008 and 2007, respectively, engineering, design and development expenses decreased $6,514 from $30,438 to $23,924. This decrease was attributable to reduced OEM and product development costs, offset by an increase of $5,191 attributable to the Merger.

We expect engineering, design and development expenses, excluding stock-based compensation expense, to decrease in future periods as we complete the integration of SIRIUS and XM and gain efficiencies in engineering, design and development activities.

Other Income (Expense)

Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

Three Months: For the three months ended September 30, 2008 and 2007, interest and investment income was $4,940 and $5,604, respectively, which represents a decrease of $664. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, interest and investment income was $9,167 and $16,399, respectively, which represents a decrease of $7,232. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.

•

Three Months: For the three months ended September 30, 2008 and 2007, interest expense was $49,216 and $19,499, respectively, which represents an increase of $29,717. An increase of $47,798 was attributed to the Merger, including the acquisition of $2,592,549 in additional debt. This increase was offset by a lower interest rate on the Term Loan which is LIBOR plus 2.25% compared to the third quarter 2007, as well as an offset due to the capitalized interest associated with satellite construction and the related launch vehicle.

•

Nine Months: For the nine months ended September 30, 2008 and 2007, interest expense was $83,636 and $50,441, respectively, which represents an increase of $33,195. Interest expense increased significantly as a result of the impact of the Merger, including the acquisition of $2,592,549 in additional debt. Increases in interest expense were offset by the capitalized interest associated with satellite construction and the related launch vehicle.

Income Taxes

Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $1,215 and $555 for the three months ended September 30, 2008 and 2007, respectively.

•	Nine Months: We recorded income tax expense of $2,301 and $1,665 for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

As of September 30, 2008, we had $359,657 in cash and cash equivalents compared with $357,710 as of September 30, 2007 and $438,820 as of December 31, 2007. We acquired $820 million cash, in connection with the Merger.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands, except percentages):

	Nine months ended September 30,		Change
	2008	2007	$	%
Cash flows used in operating activities	$(216,992)	$(252,434)	$35,442	-14%
Cash flows provided by (used in) investing activities	766,516	(31,153)	797,669	-2560%
Cash flows provided (used in) by financing activities	(628,687)	247,876	(876,563)	-354%

Net decrease in cash and cash equivalents	(79,163)	(35,711)	(43,452)	122%
Cash and cash equivalents at beginning of period	438,820	393,421	45,399	12%

Cash and cash equivalents at end of period	$359,657	$357,710	$1,947	1%

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $35,442 to $216,992 for the nine months ended September 30, 2008 from $252,434 for the nine months ended September 30, 2007. Such decrease in the net outflows of cash was primarily attributable to an improvement in our operating results.

Net Cash Used in Investing Activities

Net cash provided in investing activities was $766,516 for the nine months ended September 30, 2008 compared with net cash used in investing activities of $31,153 for the nine months ended September 30, 2007. The $797,669 increase was primarily due to the inclusion of $819,521 million in net cash acquired from XM in the Merger. Additionally, capital expenditures increased by $35,904 as a result of costs associated with our satellite construction and launch vehicle and the increase in Merger related costs of $13,047 during the nine months ended September 30, 2008.

We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased $876,563 to $628,687 used for the nine months ended September 30, 2008 from net cash provided by financing activities of $247,876 for the nine months ended September 30, 2007 primarily due to the proceeds received from the $250,000 Senior Secured Term Loan entered into in June of 2007. Our financing activities for the nine months ended September 30, 2008 included $550,000 in cash proceeds from the issuance of the Exchangeable Notes; $613,400 in cash used to extinguish 99% of the principal and accrued interest on XM’s 9.75% Notes; $203,500 in cash used to extinguish 100% of the principal, accrued interest and prepayment premiums on the XM’s Floating Rate Notes; and $309,400 for transponder repurchase obligation, for both debt and equity holders of a consolidated variable interest entity, including a prepayment premiums and interest accrued through the date of extinguishment.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues.

Future Liquidity and Capital Resource Requirements

Debt Maturing in 2009. SIRIUS, XM Holdings and XM have a substantial amount of debt maturing in 2009, including;

•	At SIRIUS, $209,228 of 2 1/2% Convertible Notes that mature on February 15, 2009;

•	At SIRIUS, $1,744 of 8 3/4% Convertible Subordinated Notes that mature on September 29, 2009;

•	At XM, a $250,000 revolving credit facility, which is fully drawn and matures on May 5, 2009;

•	At XM, a $100,000 term loan which matures on May 5, 2009;

•	At XM Holdings, $400,000 of 10% Convertible Senior Notes that mature on December 1, 2009; and

•	At XM Holdings and XM (as co-obligors), $33,200 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009.

Since September 30, 2008, we have issued an aggregate of 262,911,513 shares of our common stock, par value $0.001 per share, in exchange for $90,772 principal amount of our 2 1/2% Convertible Notes due 2009 beneficially owned by institutional holders. We did not receive any cash proceeds as a result of the exchange of our common stock for the 2 1/2 % Notes, which notes have been retired and cancelled. We executed these transactions to reduce our debt and interest cost, increase our equity, and improve our balance sheet. We intend to engage in additional exchanges in respect of our outstanding indebtedness if and as favorable opportunities arise.

Except for these maturities, we expect that our cash flow from operating activities will be sufficient to fund our projected cash needs. We may renegotiate the terms of our maturing debt obligations; exchange common stock or new debt securities for these obligations; and/or issue equity or debt securities for cash to new holders. It may be difficult to obtain additional financing if the prevailing instability in the credit and financial markets continues. The incurrence of additional indebtedness would result in increased fiscal obligations and could contain restrictive covenants. The sale of additional equity or convertible debt securities may result in dilution to our stockholders. These additional sources of funds may not be available or, if available, may not be available on terms favorable to us. If we are unable to refinance our maturing debt in 2009, our failure to repay the debt will result in an event of default under the indentures and agreements governing our debt which, if not cured or waived, could cause us to discontinue operations or seek a purchaser for our business or assets.

Credit Agreement with Space Systems/Loral. In July 2007, SIRIUS amended and restated its Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS in an aggregate principal amount of up to $100,000 to finance the purchase of SIRIUS’ fifth and sixth satellites. Loans made under the Loral Credit Agreement will be secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including SIRIUS rights to its new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain drawing conditions, including a requirement that we have a market capitalization of at least $1 billion. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty.

SIRIUS has not requested any loans under the Loral Credit Agreement with Space Systems/Loral. If SIRIUS requested loans under the Loral Credit Agreement to reimburse itself for payments in connection with the purchase of its fifth and sixth satellites, it is unclear whether those funds would be available. We are in discussions with Space Systems/Loral regarding ways in which SIRIUS can realize the financial benefits it expected to receive under the Loral Credit Agreement, including through deferred payments on SIRIUS’ satellite purchase agreements and other concessions, perhaps without drawing under the Loral Credit Agreement.

Operating Liquidity. Based upon our current plans, and other than our need to refinance our debt maturing in 2009, we believe that both SIRIUS and XM have sufficient cash, cash equivalents and marketable securities to cover their estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, merger related costs, working capital requirements, interest payments and taxes. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.

We are the sole stockholder of XM Holdings and its subsidiaries and its business is operated as an unrestricted subsidiary under our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital to support its operations. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital to support its operations. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. Such additional financing would likely be obtained from the sale of additional debt securities, as part of concessions from vendors and other business relationships, or from other sources. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.

Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our subscribers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices. Our future liquidity also may be adversely affected by, among other things, the nature and extent of the benefits achieved by operating XM as a wholly-owned unrestricted subsidiary under our existing indebtedness.

In June 2007, SIRIUS entered into a Term Credit Agreement with a syndicate of financial institutions. The Term Credit Agreement provides for a term loan of $250,000, which has been drawn. Interest under the Term Credit Agreement is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus  1/2 of 1.00%, plus 1.25%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The loan matures on December 20, 2012. The loan is guaranteed by SIRIUS’ material wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantors”). The Term Credit Agreement is secured by a lien on substantially all of SIRIUS’ and the Guarantors’ assets, including SIRIUS’ four satellites and the shares of the Guarantors. The Term Credit Agreement contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Term Credit Agreement are substantially similar to those contained in the indenture governing SIRIUS’ 9 5/8% Senior Notes due 2013.

In February 2008, XM borrowed $187,500 under its $250,000 revolving credit facility (the “Revolving Credit Facility”). The proceeds were used for general corporate purposes, to fund XM’s annual payment to Major League Baseball (“MLB”), to pay its 2007 payment under the Copyright Royalty Board decision, and to fund the settlement with various record labels. The interest rate for this borrowing under the Revolving Credit Facility as of September 30, 2008 was 4.75% and is based on 9-month LIBOR. All amounts drawn under the Revolving Credit Facility are due on May 5, 2009. The loans under the Revolving Credit Facility are secured by a lien on substantially all of XM’s assets.

In May 2008, XM borrowed $62,500, or the balance of the amount available, under the Revolving Credit Facility. The proceeds were used for general corporate purposes, including funding the escrow required under XM’s agreement with MLB. The interest rate for this borrowing under the Revolving Credit Facility as of September 30, 2008 was 5.25% and is based on the prime rate plus a spread.

In June 2008, XM borrowed $28,957 under its $150,000 senior secured credit facility with GM (the “GM Facility”) to satisfy payment obligations under the distribution agreement with GM.

In June 2008, XM entered into, and borrowed the full amount available under, a $100,000 credit agreement with UBS AG for a senior secured term loan. A portion of the proceeds of this loan were used to repay the amounts outstanding under the GM Facility. The GM Facility terminated as a result of the Merger.

In connection with the Merger, in July 2008, XM refinanced a substantial portion of its existing indebtedness through the issuance of $778,500 in senior notes and $550,000 in senior subordinated exchangeable notes. XM used the proceeds received from these transactions to: tender for its $200,000 Senior Floating Rate Notes due 2013; tender for $600,000 of its 9.75% Senior Notes due 2014; and satisfy its $309,400 transponder repurchase obligation, both for debt and equity holders of a consolidated variable interest entity.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from date of grant. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting.

As of September 30, 2008, approximately 188,093,000 stock options, shares of restricted stock and restricted stock units were outstanding. As of September 30, 2008, approximately 93,832,000 shares of our common stock were available for grant under the 2003 Plan. During the nine months ended September 30, 2008, employees exercised 117,442 stock options at exercise prices ranging from $1.45 to $3.36 per share, resulting in proceeds to us of $208. The exercise of the remaining outstanding, vested options could result in an inflow of cash in future periods.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of September 30, 2008, there were 60,084,705 shares available for future grant under the 2007 Plan.

1998 Shares Award Plan

XM Holdings maintains a 1998 Shares Award Plan (the “1998 Plan”) under which employees, consultants and non-employee directors of XM were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998

Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM share. Since the Merger, there have been no grants of awards from the Talent Plan. As of September 30, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 14 of to the unaudited condensed consolidated financial statements in Item 1. of this Form 10-Q.

Related Party Transactions

For a discussion of related party transactions, see Note 8 to the unaudited condensed consolidated financial statements in Item 1. of this Form 10-Q.

Critical Accounting Policies

For a description of our Critical Accounting Policies refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 3 to the unaudited condensed consolidated financial statements in Item 1. of this Form 10-Q.

Footnotes

(1)	Average self-pay monthly churn represents the average of self pay deactivations by the quarter divided by the average self pay subscriber balance for the quarter.

(2)	We measure the percentage of subscribers that receive the service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Subscriber revenue	$569,591	$488,543	$1,661,800	$1,380,657
Net advertising revenue	17,867	19,240	54,156	52,769

Total subscriber and net advertising revenue	$587,458	$507,783	$1,715,956	$1,433,426

Daily weighted average number of subscribers	18,710,940	15,743,059	18,187,927	14,905,060
ARPU	$10.47	$10.75	$10.48	$10.69

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding stock-based compensation divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Subscriber acquisition cost	$132,477	$163,456	$444,410	$476,695
Less: stock-based compensation granted to third parties and employees	—	(800)	(14)	(2,687)
Add: margin from direct sales of radios and accessories	3,323	5,071	9,333	28,004

SAC, as adjusted	$135,800	$167,727	$453,729	502,012

Gross subscriber additions	1,846,996	1,950,842	5,999,714	5,751,123
SAC, as adjusted, per gross subscriber addition	$74	$86	$76	$87

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Customer service and billing expenses	$59,786	$52,454	$180,270	$154,602
Less: stock-based compensation	(929)	(892)	(3,111)	(2,206)

Customer service and billing expenses, as adjusted	$58,857	$51,562	$177,159	$152,396

Daily weighted average number of subscribers	18,710,940	15,743,059	18,187,927	14,905,060
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$1.09	$1.18	$1.14

(6)	Free cash flow is calculated as follows (in thousands):

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2008	2007	2008	2007
Net change in cash and cash equivalents	$(44,329)	$(111,244)	$(235,849)	$(22,740)
Cash flow from financing activities	(52,918)	8,407	(350,902)	(476,576)
Other investing	(343)	(15)	9,078	(10,958)

Free cash flow	$(97,590)	$(102,852)	$(577,673)	$(510,274)

(7)	Average monthly self-pay churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, restructuring and related costs and impairment of goodwill; and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs and impairment of goodwill is useful given the one-time nature of these transactions. We also believe the exclusion of stock-based compensation expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and stock-based compensation expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring and related costs, impairment of goodwill and stock-based compensation expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted Net loss to the pro forma Adjusted loss from operations is calculated as follows (See footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2008	2007	2008	2007
Reconciliation of Net loss to Adjusted loss from operations:
Net loss as reported	$(217,010)	$(265,515)	$(653,867)	$(842,592)
Add back Net loss items excluded from Adjusted loss from operations:
Interest and investment income	(5,534)	(9,099)	(12,180)	(27,676)
Interest expense, net of amounts capitalized	70,153	47,256	164,380	138,230
Income tax expense	1,723	660	3,813	595
Equity in net loss of equity method investment	4,924	4,546	13,474	12,723
Loss from redemption of debt	—	—	—	2,965
Loss from impairment of investments	2,625	481	—	36,305
Other expense (income)	4,918	2,911	13,103	7,008

Loss from operations	(138,201)	(218,760)	(471,277)	(672,442)
Restructuring and related costs	7,430	—	7,457	—
Impairment of goodwill	—	—	—	—
Depreciation and amortization	64,111	72,474	196,051	218,931
Stock-based compensation	29,809	42,714	99,673	112,202

Adjusted loss from operations	$(36,851)	$(103,572)	$(168,096)	$(341,309)

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP Results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to Results of operations as disclosed in our unaudited consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Three months ended September 30, 2008
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments(a)	Allocation of Share-based Payment Expense	Proforma
Revenue:
Subscriber revenue, including effects of rebates	$456,357	$94,800	$18,434	$—	$569,591
Advertising revenue, net of agency fees	14,674	3,193	—	—	17,867
Equipment revenue	11,271	1,585	—	—	12,856
Other revenue	6,141	5,126	1,195	—	12,462

Total revenue	488,443	104,704	19,629	—	612,776
Operating expenses (depreciation and amortization shown separately below)(1)
Cost of services:
Satellite and transmission	19,526	6,644	638	(1,672)	25,136
Programming and content	106,037	15,991	13,912	(4,310)	131,630
Revenue share and royalties	85,592	24,198	11,010	—	120,800
Customer service and billing	47,432	12,249	105	(929)	58,857
Cost of equipment	13,773	2,406	—	—	16,179
Sales and marketing	63,637	17,268	2,081	(4,808)	78,178
Subscriber acquisition costs	86,616	33,366	12,495	—	132,477
General and administrative	57,310	33,209	777	(15,315)	75,981
Engineering, design and development	10,434	2,611	119	(2,775)	10,389
Impairment of goodwill	4,750,859	—	(4,750,859)	—	—
Depreciation and amortization	66,774	10,828	(13,491)	—	64,111
Share-based payment expense	—	—	—	29,809	29,809
Restructuring and related costs	7,430	—	—	—	7,430

Total operating expenses	5,315,420	158,770	(4,723,213)	—	750,977

Loss from operations	(4,826,977)	(54,066)	4,742,842	—	(138,201)
Other income (expense)
Interest and investment income	4,940	594	—	—	5,534
Interest expense, net of amounts capitalized	(49,216)	(14,130)	(6,807)	—	(70,153)
Loss from impairment of investments	—	(2,625)	—	—	(2,625)
Equity in net loss of equity method investment	(3,089)	(1,835)	—	—	(4,924)
Other (expense) income	(3,870)	(1,048)	—	—	(4,918)

Total other expense	(51,235)	(19,044)	(6,807)	—	(77,086)

Loss before income taxes	(4,878,212)	(73,110)	4,736,035	—	(215,287)
Income tax expense	(1,215)	(508)	—	—	(1,723)

Net loss	$(4,879,427)	$(73,618)	$4,736,035	$—	$(217,010)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,331	$305	$36		$1,672
Programming and content	3,529	586	195		4,310
Customer service and billing	596	228	105		929
Sales and marketing	3,672	770	366		4,808
Subscriber acquisition costs	—	—	—		—
General and administrative	12,904	1,634	777		15,315
Engineering, design and development	1,973	510	292		2,775

Total share-based payment expense	$24,005	$4,033	$1,771		$29,809

(a)	Also includes impairment of goodwill.

	Three months ended September 30, 2007
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Proforma
Revenue:
Subscriber revenue, including effects of rebates	$226,844	$261,699	$—	$488,543
Advertising revenue, net of agency fees	8,524	10,716	—	19,240
Equipment revenue	6,290	4,310	—	10,600
Other revenue	128	10,731	—	10,859

Total revenue	241,786	287,456	—	529,242
Operating expenses (depreciation and amortization shown separately below)(1)
Cost of services:
Satellite and transmission	7,409	19,947	(1,947)	25,409
Programming and content	59,015	46,825	(5,165)	100,675
Revenue share and royalties	32,978	52,416	—	85,394
Customer service and billing	21,058	31,396	(892)	51,562
Cost of equipment	6,086	9,585	—	15,671
Sales and marketing	38,488	67,937	(9,935)	96,490
Subscriber acquisition costs	101,798	61,658	(800)	162,656
General and administrative	44,837	56,016	(20,802)	80,051
Engineering, design and development	9,736	8,343	(3,173)	14,906
Depreciation and amortization	26,072	46,402	—	72,474
Share-based payment expense	—	—	42,714	42,714

Total operating expenses	347,477	400,525	—	748,002

Loss from operations	(105,691)	(113,069)	—	(218,760)
Other income (expense)
Interest and investment income	5,604	3,495	—	9,099
Interest expense, net of amounts capitalized	(19,499)	(27,757)	—	(47,256)
Loss from redemption of debt	—	—	—	—
Loss from impairment of investments	—	(481)	—	(481)
Equity in net loss of equity method investment	—	(4,546)	—	(4,546)
Other (expense) income	4	(2,915)	—	(2,911)

Total other expense	(13,891)	(32,204)	—	(46,095)

Loss before income taxes	(119,582)	(145,273)	—	(264,855)
Income tax expense	(555)	(105)	—	(660)

Net loss	$(120,137)	$(145,378)	$—	$(265,515)

(1)	Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$557	$1,390	$1,947
Programming and content	2,707	2,458	5,165
Customer service and billing	166	726	892
Sales and marketing	6,575	3,360	9,935
Subscriber acquisition costs	800	—	800
General and administrative	10,953	9,849	20,802
Engineering, design and development	969	2,204	3,173

Total share-based payment expense	$22,727	$19,987	$42,714

	Nine months ended September 30, 2008
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments(a)	Allocation of Share-based Payment Expense	Proforma
Revenue:
Subscriber revenue, including effects of rebates	$978,516	$664,850	$18,434	$—	$1,661,800
Advertising revenue, net of agency fees	31,413	22,743	—	—	54,156
Equipment revenue	25,290	13,397	—	—	38,687
Other revenue	6,590	30,204	1,195	—	37,989

Total revenue	1,041,809	731,194	19,629	—	1,792,632
Operating expenses (depreciation and amortization shown separately below)(1)
Cost of services:
Satellite and transmission	34,800	46,566	638	(5,668)	76,336
Programming and content	222,975	117,156	13,912	(12,621)	341,422
Revenue share and royalties	177,635	166,606	11,010		355,251
Customer service and billing	97,218	82,947	105	(3,111)	177,159
Cost of equipment	28,007	20,013	—		48,020
Sales and marketing	151,237	126,054	2,081	(18,789)	260,583
Subscriber acquisition costs	257,832	174,083	12,495	(14)	444,396
General and administrative	148,555	116,444	777	(50,336)	215,440
Engineering, design and development	28,091	23,045	119	(9,134)	42,121
Impairment of goodwill	4,750,859	—	(4,750,859)	—	—
Depreciation and amortization	120,793	88,749	(13,491)	—	196,051
Share-based payment expense	—	—	—	99,673	99,673
Restructuring and related costs	7,457	—	—	—	7,457

Total operating expenses	6,025,459	961,663	(4,723,213)	—	2,263,909

Loss from operations	(4,983,650)	(230,469)	4,742,842	—	(471,277)
Other income (expense)
Interest and investment income	9,167	3,013	—	—	12,180
Interest expense, net of amounts capitalized	(83,636)	(73,937)	(6,807)	—	(164,380)
Equity in net loss of equity method investment	(3,089)	(10,385)	—	—	(13,474)
Other (expense) income	(3,935)	(9,168)	—	—	(13,103)

Total other expense	(81,493)	(90,477)	(6,807)	—	(178,777)

Loss before income taxes	(5,065,143)	(320,946)	4,736,035	—	(650,054)
Income tax expense	(2,301)	(1,512)	—	—	(3,813)

Net loss	$(5,067,444)	$(322,458)	$4,736,035	$—	$(653,867)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$2,887	$2,745	$36		$5,668
Programming and content	7,477	4,949	195		12,621
Customer service and billing	1,137	1,869	105		3,111
Sales and marketing	11,376	7,047	366		18,789
Subscriber acquisition costs	14	—	—		14
General and administrative	36,359	13,200	777		50,336
Engineering, design and development	4,167	4,675	292		9,134

Total share-based payment expense	$63,417	$34,485	$1,771		$99,673

(a)	Also includes impairment of goodwill.

	Nine months ended September 30, 2007
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Proforma
Revenue:
Subscriber revenue, including effects of rebates	$627,275	$753,382	$—	$1,380,657
Advertising revenue, net of agency fees	24,422	28,347	—	52,769
Equipment revenue	17,216	15,265	—	32,481
Other revenue	3,337	31,849	—	35,186

Total revenue	672,250	828,843	—	1,501,093
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	22,732	60,732	(5,440)	78,024
Programming and content	173,324	132,603	(13,542)	292,385
Revenue share and royalties	89,953	149,565	—	239,518
Customer service and billing	64,529	90,073	(2,206)	152,396
Cost of equipment	19,930	40,555	—	60,485
Sales and marketing	126,348	186,237	(23,211)	289,374
Subscriber acquisition costs	307,580	169,115	(2,687)	474,008
General and administrative	118,651	145,468	(56,511)	207,608
Engineering, design and development	33,397	23,812	(8,605)	48,604
Depreciation and amortization	79,142	139,789	—	218,931
Share-based payment expense	—	—	112,202	112,202

Total operating expenses	1,035,586	1,137,949	—	2,173,535

Loss from operations	(363,336)	(309,106)	—	(672,442)
Other income (expense)				—
Interest and investment income	16,399	11,277	—	27,676
Interest expense, net of amounts capitalized	(50,441)	(87,789)	—	(138,230)
Loss from redemption of debt	—	(2,965)	—	(2,965)
Loss from impairment of investments	—	(36,305)	—	(36,305)
Equity in net loss of equity method investment	—	(12,723)	—	(12,723)
Other (expense) income	14	(7,022)	—	(7,008)

Total other expense	(34,028)	(135,527)	—	(169,555)

Loss before income taxes	(397,364)	(444,633)	—	(841,997)
Income tax expense	(1,665)	1,070	—	(595)

Net loss	$(399,029)	$(443,563)	$—	$(842,592)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,834	$3,606		$5,440
Programming and content	6,857	6,685		13,542
Customer service and billing	543	1,663		2,206
Sales and marketing	15,068	8,143		23,211
Subscriber acquisition costs	2,687	—		2,687
General and administrative	34,056	22,455		56,511
Engineering, design and development	2,959	5,646		8,605

Total share-based payment expense	$64,004	$48,198		$112,202

(9)	ARPU is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Actual Three months ended September 30,		Actual Nine months ended September 30,
	2008	2007	2008	2007
Subscriber revenue	$456,357	$226,844	$978,516	$627,275
Net advertising revenue	14,674	8,524	31,413	24,422

Total subscriber and net advertising revenue	$471,031	$235,368	$1,009,929	$651,697

Daily weighted average number of subscribers	15,472,506	7,326,029	10,887,028	6,814,796
ARPU	$10.15	$10.71	$10.31	$10.63

(10)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding stock-based compensation divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Actual Three months ended September 30,		Actual Nine months ended September 30,
	2008	2007	2008	2007
Subscriber acquisition cost	$86,616	$101,798	$257,832	$307,580
Less: stock-based compensation granted to third parties and employees	—	(800)	(14)	(2,687)
Add: margin from direct sales of radios and accessories	2,502	(204)	2,717	2,714

SAC, as adjusted	$89,118	$100,794	$260,535	$307,607

Gross subscriber additions	1,500,108	999,284	3,532,817	2,989,887
SAC, as adjusted, per gross subscriber addition	$59	$101	$74	$103

(11)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding stock-based compensation, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Actual Three months ended September 30,		Actual Nine months ended September 30,
	2008	2007	2008	2007
Customer service and billing expenses	$47,432	$21,058	$97,218	$64,529
Less: stock-based compensation	(596)	(166)	(1,137)	(543)

Customer service and billing expenses, as adjusted	$46,836	$20,892	$96,081	$63,986

Daily weighted average number of subscribers	15,472,506	7,326,029	10,887,028	6,814,796
Customer service and billing expenses, as adjusted, per average subscriber	$1.01	$0.95	$0.98	$1.04

(12)	Free cash flow is calculated as follows (in thousands):

	Actual Three months ended September 30,		Actual Nine months ended September 30,
	2008	2007	2008	2007
Net change in cash and cash equivalents	$139,524	$(67,039)	$(79,163)	$(35,711)
Cash flow from financing activities	627,618	(745)	628,687	(247,876)
Acquired entity cash	(819,521)	—	(819,521)	—
Other investing	(343)	(15)	(347)	(10,958)

Free cash flow	$(52,722)	$(67,799)	$(270,344)	$(294,545)

(13)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, impairment of goodwill, restructuring and related costs and stock-based compensation expense as adjusted loss from operations. Adjusted loss from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of stock-based compensation expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and amortization and stock-based compensation expense, we separately measure and budget for these items.

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

Adjusted loss from operations is calculated as follows:

	Actual Three months ended September 30,		Actual Nine months ended September 30,
(in thousands, except percentages)	2008	2007	2008	2007
Reconciliation of Net loss to Adjusted loss from operations:
Net loss as reported	$(4,879,427)	$(120,137)	$(5,067,444)	$(399,029)
Add back Net loss items excluded from Adjusted loss from
operations:
Interest and investment income	(4,940)	(5,604)	(9,167)	(16,399)
Interest expense, net of amounts capitalized	49,216	19,499	83,636	50,441
Income tax expense	1,215	555	2,301	1,665
Equity in net loss of equity method investment	3,089	—	3,089	—
Other expense (income)	3,870	(4)	3,935	(14)

Loss from operations	(4,826,977)	(105,691)	(4,983,650)	(363,336)
Restructuring and related costs	7,430	—	7,457	—
Impairment of goodwill	4,750,859	—	4,750,859	—
Depreciation and amortization	66,774	26,072	120,793	79,142
Stock-based compensation	24,005	22,727	63,417	64,004

Adjusted loss from operations	$22,091	$(56,892)	$(41,124)	$(220,190)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, we did not have any material derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our long-term debt includes fixed interest rate and variable interest rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair market value of our debt is sensitive to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in our internal control over financial reporting or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting for the three months ended September 30, 2008.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Matters. In August 2008, we entered into two Consent Decrees to settle with the Enforcement Bureau of the Federal Communications Commission outstanding enforcement matters pending against SIRIUS and XM. In 2006, the FCC commenced investigations regarding the compliance of certain radios that include FM transmitters with the Commission’s rules, and the compliance of certain terrestrial repeaters with the special temporary authority granted by the Commission. The Consent Decrees terminated these inquiries.

As part of the Consent Decrees, we agreed, among other things, to:

•	adopt comprehensive compliance plans, and take steps to address any potentially non-compliant radios in the hands of consumers;

•

in the case of XM, within 60 days of the order adopting the Consent Decrees, shut down 50 variant terrestrial repeaters, and shut down or bring into compliance an additional 50 variant terrestrial repeaters;

•	in the case of SIRIUS, receive special temporary authority to operate two of its eleven variant terrestrial repeaters. These eleven terrestrial repeaters were shut off by SIRIUS in October 2006; and

•	make voluntary contributions to the United States Treasury of approximately $17 million in the case of XM, and approximately $2 million in the case of SIRIUS.

We have taken all of these actions, and are in compliance with the terms of the Consent Decrees.

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Appellate Review of FCC Merger and Consent Decree Orders. Two different parties, U.S. Electronics and Michael Hartleib, have sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees mentioned above. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. We have moved to intervene, and that motion has been granted. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC has moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and has further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we will pay a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter are scheduled to be submitted to the United States Court of Appeals for the District of Columbia Circuit by the end of February 2009.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties have withdrawn as a party to the lawsuit and this lawsuit has been dismissed.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. XM believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. XM believes the matter is without merit and intends to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

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

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Form 10-K. Because we have not incorporated any prior Exchange Act reports of XM Holdings and XM into this Quarterly Report on Form 10-Q, we include below specific risks related to the XM business.

General

Our indebtedness is substantial. We need to refinance portions of our debt in the near term, which refinancing may not be available.

We have approximately $1 billion of debt maturing in 2009, including;

•	At SIRIUS, $209,228,000 of 2 1/2% Convertible Notes that mature on February 15, 2009;

•	At SIRIUS, $1,744,000 of 8 3/4% Convertible Subordinated Notes that mature on September 29, 2009;

•	At XM, a $250,000,000 revolving credit facility, which is fully drawn and matures on May 5, 2009;

•	At XM, a $100,000,000 term loan which matures on May 5, 2009;

•	At XM Holdings, $400,000,000 of 10% Convertible Senior Notes that mature on December 1, 2009; and

•	At XM Holdings and XM (as co-obligors), $33,200,000 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009.

As a result of these maturities, our cash flows from operating activities will not be sufficient to fund our projected cash needs in 2009. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access additional sources of liquidity to fund our cash needs in 2009 or thereafter or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues. Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our customers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

SIRIUS is the sole stockholder of XM Holdings and its subsidiaries and its business is operated as an unrestricted subsidiary under SIRIUS’ indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital to support its operations. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital to support its operations. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing it could be forced to seek the protection of the bankruptcy laws.

Our operations will also be affected by the FCC order approving the Merger. In addition, our future liquidity may be adversely affected by, among other things, changes in our operations or business plans, or by the nature and extent of the benefits, if any, achieved by operating XM as a wholly-owned subsidiary.

Our substantial indebtedness could adversely affect our financial health.

As of September 30, 2008, we had an aggregate principal amount of approximately $3.4 billion of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

•	limits both SIRIUS and XM’s ability to borrow additional funds;

•	limits both SIRIUS and XM’s flexibility in planning for, or reacting to, changes in their business and industry;

•	increases SIRIUS and XM’s vulnerability to general adverse economic and industry conditions;

•

requires SIRIUS and XM to dedicate a substantial portion of their cash flow from operations to payments on their indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places SIRIUS and XM at a competitive disadvantage compared to competitors that have less debt.

Interest costs related to our debt is substantial and, as a result, the demands on our cash resources are significant. Our high level of indebtedness reduces funds available for investment in research and development and capital expenditures and may create competitive disadvantages compared to other companies with lower debt levels.

Our indebtedness also contains covenants that, among other things, restricts our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause SIRIUS, XM or both to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for its business or assets.

XM is required to maintain a minimum cash balance of $75 million under its revolving credit facility. If XM’s cash balance falls below $75 million, it would need to obtain a waiver from its bank lenders to avoid a default. No assurance can be given that XM would be able to obtain such a waiver or otherwise avoid a default under its revolving credit facility.

Failure of third parties to perform could adversely affect our business.

Our business depends in part on the efforts of third parties, especially the efforts of:

•	automakers that manufacture, market and sell vehicles capable of receiving our services;

•	radio manufacturers that manufacture and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent, including Howard Stern;

•	retailers that market and sell satellite radios and promote subscriptions to our service; and

•	third party vendors that have designed, built, support or operate important elements of our system, such as our satellites and customer service facilities.

If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected and we could be placed at a long-term disadvantage.

The sale and lease of vehicles with satellite radios and sales of satellite radios in the retail market are important sources of subscribers for us. Current economic conditions, particularly the dramatic and recent slowdown in auto sales, have negatively impacted our subscriber growth for 2008 and 2009. Subscription growth in the OEM channel is dependent on automotive sales and vehicle production by OEMs. Automotive sales and production are dependent on many factors, including general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by OEMs continue to decline (including vehicle sales by GM, XM’s highest volume OEM), or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other OEMs, our subscriber growth will be adversely impacted.

We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios do not perform as advertised or were defective, sales of our services and our reputation could be adversely affected.

We do not manufacture, import, or distribute satellite radios, but, in many cases, we do design, establish specifications for, source parts and components for, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

The anticipated benefits of the Merger may not be realized fully (or at all) or may take longer to realize than expected.

The Merger involved the integration of two companies that have previously operated independently with principal offices in two distinct locations and technologically different satellite radio platforms. We are devoting significant management attention and resources to integrating the companies. Delays in this process could adversely affect our business, financial results and financial condition. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time. In addition, the indentures governing SIRIUS, indebtedness and indebtedness of XM contain covenants that restrict the integration of these two operating companies.

Undertakings made to the FCC will affect our business in the future.

We have agreed with the FCC to implement a number of voluntary commitments. We are bound by these voluntary commitments. A failure to abide by these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

Our common stock may be delisted by Nasdaq.

Our common stock is currently listed on the Nasdaq Global Select Market. Nasdaq rules require, among other things, that the minimum bid price of our common stock be at least $1.00, On October 16, 2008, Nasdaq suspended the $1.00 per share minimum bid requirement until January 16, 2009. September 19, 2008 is the last day our common stock traded above $1.00 per share. If Nasdaq reinstates the minimum bid price rule and our common stock closes below $1.00 for more than 30 consecutive trading days and we are unable to cure such defect within a 180-day cure period, Nasdaq could delist our common stock from the Nasdaq Global Select Market. Such delisting would likely have an adverse impact on the liquidity of our common stock and, as a result, the market price for our common stock may become more volatile and significantly decline. Such delisting may also result in an event of default under certain of our debt and adversely affect the ability to refinance our existing debt. At our annual meeting of stockholders scheduled to be held in December 2008, we have asked our stockholders to authorize our board of directors to effect a reverse stock split.

Risks Related to XM’s Business

XM’s cumulative expenditures and losses have been significant and are expected to increase.

From XM’s inception through the date of the Merger plus the successor XM company for the two months ended September 30, 2008, XM and its successor company have realized cumulative net losses approximating $9.4 billion. XM expects its cumulative net losses and cumulative negative cash flows to grow as it makes payments under its various distribution and programming contracts, incurs marketing and subscriber acquisition costs and makes interest payments on its outstanding indebtedness. If XM is unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, there is a risk that it will be unable to make required payments under its indebtedness.

Demand for XM’s service may be insufficient for it to become profitable.

XM cannot estimate with any certainty whether consumer demand for its service will be sufficient for it to continue to increase the number of its subscribers at projected rates. XM has seen a significant decrease in new subscription demand from retail subscribers and most of its new subscription growth has come from OEMs, which have also recently seen sales drop dramatically.

Among other things, continuing and increased consumer acceptance of XM radio will depend on:

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

The unfavorable outcome of pending or future litigation could have a material adverse effect on XM.

XM is party to several legal proceedings arising out of various aspects of its business. XM is defending all claims against it. However, there can be no assurance regarding a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on XM’s business or financial results.

Large payment obligations under XM’s agreements with automakers, suppliers of programming and others may prevent XM from becoming profitable.

XM has significant payment obligations under its agreements with automobile manufacturers, third-party suppliers of programming and licensors of program royalties. XM also has or in the future will have payment obligations under agreements with other OEMs, and it will need to negotiate new or replacement agreements with these or other manufacturers over the next several years. Under XM’s multi-year agreement with MLB for the rights to broadcast MLB games live nationwide and be the Official Satellite Radio provider of MLB, XM is obligated to pay $60 million per year through 2012. In May 2008, XM provided $120 million for an escrow arrangement for the benefit of MLB to replace an expiring surety bond. In connection with funding the MLB escrow arrangement, XM borrowed $62.5 million available under its $250 million revolving credit facility. This MLB escrow arrangement reduces its unrestricted cash liquidity, and could have an adverse effect on its financial position if XM is not able to replace the escrow arrangement with a letter of credit or otherwise.

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

XM must maintain and pay license fees for music rights.

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

XM cannot predict how successful it will be at retaining customers who purchase or lease vehicles that include a subscription to XM’s service as part of the promotion of its product. Over the past several quarters, XM has retained approximately 50% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle. However, that percentage fluctuates over time and the amount of data on the percentage is limited. XM does not know if the percentage will change as the number of customers with promotional subscriptions increases.

XM experiences subscriber churn for both its self-pay and its non-promotional customers. Both XM’s inability to retain customers who purchase or lease new vehicles with its service beyond the promotional period and subscriber churn could adversely affect XM’s financial performance and results of operations.

Loss or premature degradation of XM’s existing satellites could damage its business.

XM placed its XM-3 and XM-4 satellites into service during the second quarter of 2005 and fourth quarter of 2006, respectively. XM’s XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of XM’s service, and could interrupt the continuation of its service and harm its business. XM likely would not be able to complete and launch its XM-5 satellite before September 2009. In the event of any satellite failure prior to that time, XM would need to rely on its back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow XM to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

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

XM encounters competition for both listeners and advertising revenues from many sources, including traditional and digital AM/FM radio; Internet based audio providers; MP3 players; wireless carriers; direct broadcast satellite television audio service; digital media services; and cable systems that carry audio service; and historically XM has faced limited competition from SIRIUS.

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

The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with XM now or that could compete with it in the future. For example, Slacker and other companies have begun to introduce portable music players offering customizable Internet-based channels. Ford and Microsoft offer an in-car communications system called “Sync,” which allows drivers to use voice commands or steering wheel controls to play songs from their digital-music players. In addition, ICO Global Communications (Holdings) Limited demonstrated a satellite-based mobile entertainment platform to deliver live broadcast media nationwide through a hybrid satellite and terrestrial repeater network.

Rapid technological and industry changes could make XM’s service obsolete.

The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If XM is unable to keep pace with these changes, its business may be unsuccessful. Because XM has depended on third parties to develop technologies used in key elements of the XM system, more advanced technologies that it may wish to use may not be available to it on reasonable terms or in a timely manner. Further, XM’s competitors may have access to technologies not available to XM, which may enable them to produce entertainment products of greater interest to consumers, or at a more competitive cost.

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

The FCC has not yet issued final rules permitting XM to deploy terrestrial repeaters to fill gaps in satellite coverage. In November 2001, the FCC issued a further request for comments on various proposals for permanent rules for the operation of terrestrial repeaters. XM has opposed some of these proposals. In December 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. Some of the proposals under discussion in the rulemaking, if adopted by the FCC, could impact XM’s ability to operate terrestrial repeaters, including requiring XM to reduce the power of some of its current repeaters, construct and operate additional repeaters to offer the same coverage, or otherwise impact reception of satellite radio service. XM is participating actively in this proceeding, but it cannot predict its outcome or any resulting impact on its business, consolidated results of operations or financial position.

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

In October 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries, which we refer to collectively as “Delphi,” filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. In January 2008, the Bankruptcy Court entered an order confirming Delphi’s First Amended Joint Plan of Reorganization, as Modified, which we refer to as the Delphi Plan, which provides for a reorganization of Delphi and the emergence of Delphi from bankruptcy as an ongoing entity. The Delphi Plan provides that Delphi shall assume all executory contracts including those with XM as of the effective date of the Delphi Plan. The Delphi Plan has not yet become effective, is subject to various conditions and may not become effective. It is unclear at this time whether the Delphi Plan will ever become effective. Further, even if the Delphi Plan becomes effective, Delphi has taken the position that any contracts that expire prior to the effective date of the Delphi Plan will not be assumed under the Delphi Plan and Delphi shall have no obligation to cure any pre-bankruptcy defaults there under. XM has reserved its rights to dispute that position.

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

Development of the XM system has depended largely upon the intellectual property that XM has developed, as well as intellectual property XM has licensed from third parties. If the intellectual property that XM has developed or uses is not adequately protected, others will be permitted to and may duplicate the XM system or service without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent XM’s intellectual property rights, patents or existing sublicenses or XM may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology XM has developed and plans to develop is not now, nor will be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require XM to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm its business.

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

Third parties may assert claims or bring suit against XM for patent, trademark, or copyright infringement, or for other infringement of intellectual property rights. Any such litigation could result in substantial cost to, and diversion of effort by, XM, and adverse findings in any proceeding could subject XM to significant liabilities to third parties; require XM to seek licenses from third parties; block XM’s ability to operate the XM system or license its technology; or otherwise adversely affect XM’s ability to successfully develop and market the XM Radio system.

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

Since XM’s ground-based network is attached to towers, buildings and other structures around the country, an earthquake, tornado, flood or other catastrophic event anywhere in the United States could damage its network, interrupt its service and harm its business in the affected area. XM has backup central production and broadcast facilities; however, it does not have replacement or redundant facilities that can be used to assume the functions of XM’s repeater network in the event of a catastrophic event. Any damage to XM’s repeater network would likely result in degradation of XM’s service for some subscribers and could result in the complete loss of service in affected areas. Damage to XM’s central production and broadcast facility would restrict its production of programming to its backup facilities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have agreed to issue an aggregate of 130,680,443 shares of our common stock, par value $0.001 per share, in exchange for $40,772,000 principal amount of our 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) beneficially owned by institutional holders.

We will not receive any cash proceeds as a result of the exchange of our common stock for the 2 1/2% Notes, which notes will be retired and cancelled. Upon completion of these transactions we will have issued an aggregate of 262,911,513 shares of common stock in exchange for $90,772,000 aggregate principal amount of 2 1/2% Notes. We executed these transactions to reduce our debt and interest cost, increase our equity, and improve our balance sheet. We may engage in additional exchanges in respect of our outstanding indebtedness if and as favorable opportunities arise.

The issuance of the shares of our common stock was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

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
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 11, 2008

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit		Description
2.1	_	Agreement and Plan of Merger, dated as of February 19, 2007, by and among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	_	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	_	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.4	_	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.5	_	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.6	_	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 5, 2008).

3.7	_	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.8	_	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 19, 2006).

3.9	_	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-39178).

3.10	_	Amended and Restated Bylaws of XM Satellite Radio Inc. (filed herewith).

3.11	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.12	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.13	_	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

3.14	_	Bylaws of Vernon Merger Corporation (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).

4.1	_	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	_	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	_	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

Exhibit		Description
4.4	_	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3 /4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.5	_	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.6	_	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	_	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.8	_	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.9	_	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.10	_	Second Supplemental Indenture, dated as of February 20, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 2 1 /2% Convertible Notes due 2009 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.11	_	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.12	_	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/ 8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.13	_	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG, dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.14	_	Common Stock Purchase Warrant granted by the Company to Ford Motor Company, dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.15	_	Form of Media-Based Incentive Warrant dated February 3, 2004 issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.16	_	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.17	_	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.18	_	First Amendment and Waiver to Amended and Restated Credit Agreement, dated as of May 22, 2008, between the Company and Space Systems/Loral, Inc. (filed herewith).

Exhibit		Description
4.19	_	Intentionally Omitted.

4.20	_	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.21	_	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.22	_	Form of Warrant (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.23	_	Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Equiserve Trust Company as Rights Agent (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on August 2, 2002).

4.24	_	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.25	_	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.26	_	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.27	_	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.28	_	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent, acknowledged and agreed to by XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.29	_	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.30	_	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	_	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.32	_	Global Common Stock Purchase Warrant (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.33	_	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

Exhibit		Description
4.34	_	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.35	_	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.36	_	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.37	_	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on November 23, 2004).

4.38	_	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on November 23, 2004).

4.39	_	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on November 23, 2004).

4.40	_	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed May 5, 2006).

4.41	_	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed May 5, 2006).

4.42	_	Form of 9.75% Senior Note due 2014 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed May 5, 2006).

4.43	_	Form of Senior Floating Rate Note due 2013 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed May 5, 2006).

4.44	_	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.45	_	Lease Agreement, dated as of February 13, 2007, by and between Wells Fargo Bank Northwest, as Owner Trustee, and XM Satellite Radio Inc., relating to the XM Satellite Radio Inc. Sale-Leaseback transaction (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.46	_	Participation Agreement, dated as of February 13, 2007, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Satellite Leasing (702-4), LLC, as Owner Participant, Wells Fargo Bank Northwest, as Owner Trustee and Lessor, and The Bank of New York, as Indenture Trustee, and the note purchasers named therein, relating to the XM Satellite Radio Inc. Sale-Leaseback transaction (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.47	_	Transponder Purchase Agreement, dated as of February 13, 2007, by and between XM Satellite Radio Holdings Inc. and Wells Fargo Bank Northwest in its capacity as Owner Trustee, relating to the XM Satellite Radio Inc. Sale-Leaseback transaction (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.48	_	Guaranty, dated as of February 13, 2007, made by XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and XM Radio Inc., relating to the XM Satellite Radio Inc. Sale-Leaseback transaction (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

Exhibit		Description
4.49	_	Indenture, dated as of February 13, 2007, between Wells Fargo Bank Northwest, as Owner Trustee, and The Bank of New York, as Indenture Trustee, relating to the XM Satellite Radio Inc. Sale-Leaseback transaction (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.50	_	Form of 10% senior secured note (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.51	_	Amendment No. 3, dated as of February 19, 2007, to the Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Computershare Investor Services, LLC, as successor rights agent to Equiserve Trust Company, N.A. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on February 21, 2007).

4.52	_	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

***4.53	_	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 7, 2008).

***4.54	_	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, by and among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

4.55	_	Third Amendment, dated as of May 21, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.56	_	Credit Agreement, dated as of June 26, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.57	_	Fourth Amendment, dated as of June 26, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.58	_	Agreement, dated as of June 26, 2008, by and among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.59	_	First Amendment, dated as of June 26, 2008, to the Intercreditor Agreement, dated as of May 5, 2006, by and among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.60	_	Consent and Amendment Agreement, dated as of July 10, 2008, by and among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.61	_	Waiver and Letter Agreement, dated as of July 14, 2008, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of the Company’s 9.75% Senior Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

Exhibit		Description
4.62	_	First Amendment to Credit Agreement, dated as of July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (filed herewith).

4.63	_	Fifth Amendment to Credit Agreement, dated July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., JPMorgan Chase Bank, Credit Suisse Securities LLC, Citicorp North America Inc., J.P. Morgan Securities Inc., and UBS Securities LLC (filed herewith).

4.64	_	First Supplemental Indenture, dated July 24, 2008, by and between XM Satellite Radio Holdings, Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (filed herewith).

4.65	_	Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (filed herewith).

4.66	_	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (filed herewith).

4.67	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (filed herewith).

4.68	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (filed herewith).

4.69	_	Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation, relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (filed herewith).

4.70	_	Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation, relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (filed herewith).

4.71	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Holdings Inc. and the Company, relating to the 1.75% Convertible Senior Notes due 2009 (filed herewith).

4.72	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (filed herewith).

4.73	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (filed herewith).

4.74	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the Senior Floating Rate Notes due 2013 (filed herewith).

4.75	_	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (filed herewith).

4.76	_	Confirmation of Assumption, dated July 28, 2008, by XM Satellite Radio Holdings Inc of the obligations under the Satellite Transponder Sale-Leaseback Agreement (filed herewith).

4.77	_	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (filed herewith).

Exhibit		Description
4.78	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (filed herewith).

4.79	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (filed herewith).

4.80	_	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (filed herewith).

4.81	_	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (filed herewith).

4.82	_	Bill of Sale and Termination Agreement, dated September 15, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., Satellite Leasing (702-4), LLC, Wells Fargo Bank Northwest, National Association, Satellite Leasing Trust (702-4), LLT and The Bank of New York Mellon, relating to the Satellite Transponder Sale-Leaseback Agreement (filed herewith).

4.83	_	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.84	_	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM Satellite Radio Holdings’s Current Report on Form 8-K filed on April 21, 2004).

10.1.1	_	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1.2	_	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.2	_	Share Lending Agreement, dated July 28, 2008, among the Company and Morgan Stanley Capital Services, Inc. (filed herewith).

10.3	_	Share Lending Agreement, dated July 28, 2008, among the Company. and UBS AG, London Branch (filed herewith).

10.4	_	Underwriting Agreement, dated July 28, 2008, among the Company, Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the Share Lending Agreements (filed herewith).

**10.5	_	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

**10.6	_	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and the Company (incorporated by reference to XM Satellite Radio Holdings Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.7	_	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

Exhibit		Description
**10.8	_	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

**10.9	_	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed on December 6, 2001).

10.10	_	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.11	_	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.12	_	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

**10.13	_	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.14	_	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.15	_	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.16	_	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.17	_	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

**10.18	_	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.19	_	Employment Agreement, dated November 18, 2004, between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.20	_	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.21	_	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

Exhibit		Description
*10.22	_	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.23	_	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.24	_	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.25	_	Amended and Restated Employment Agreement, dated as of June 6, 2007, between James E. Meyer and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.26	_	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.27	_	Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.28	_	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.29	_	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

*10.30	_	Employment Agreement, dated as of September 26, 2008, between the Company and James J. Rhyu (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 1, 2008).

*10.31	_	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.32	_	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.33	_	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.34	_	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.35	_	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.36	_	1998 Shares Award Plan (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.37	_	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.38	_	Employee Stock Purchase Plan (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.39	_	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

Exhibit		Description
*10.40	_	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.41	_	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.42	_	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.43	_	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.44	_	Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.45	_	Employment Agreement, dated as of July 20, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Nathaniel A. Davis (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 24, 2006).

*10.46	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.47	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.48	_	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.49	_	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.50	_	Form of Non-Qualified Stock Option Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.51	_	Form of Restricted Stock Agreement (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.52	_	Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed August 14, 2007).

*10.53	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.54	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

31.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit		Description
32.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.