Form 10-K
period 2008-12-31
SIRIUS XM RADIO INC.
filed 2009-03-10
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 0-24710

SIRIUS XM RADIO INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1700207
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 584-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008 was $2,882,173,089. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the registrant’s common stock outstanding as of March 6, 2009 was 3,855,397,393.

Documents Incorporated by Reference

Information included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM RADIO INC.

2008 FORM 10-K ANNUAL REPORT

Sirius XM Radio Inc. has two principal wholly-owned subsidiaries, XM Satellite Radio Holdings Inc. and Satellite CD Radio Inc. XM Satellite Radio Holdings Inc. owns XM Satellite Radio Inc., the operating company for the XM satellite radio service. Satellite CD Radio Inc. owns the Federal Communications Commission (“FCC”) license associated with the SIRIUS satellite radio service. XM Satellite Radio Inc. owns XM Radio Inc., the holder of the FCC license associated with the XM satellite radio service.

Unless otherwise indicated,

•	“we,” “us,” “our,” the “company,” the “companies” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;

•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and its subsidiaries;

•	“XM Holdings” refers to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, including XM Satellite Radio Inc.; and

•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.

The SIRIUS satellite radio business is conducted by SIRIUS; and the XM satellite radio business is conducted principally by XM. XM Holdings is primarily a holding company, although XM Holdings owns the former corporate headquarters and data center of XM and leases these buildings to XM; owns portions of the XM-3 and XM-4 satellites; holds the investment in XM Canada; and holds certain cash accounts.

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under “Business-Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•

the substantial indebtedness of SIRIUS, XM Holdings and XM, and the need to refinance substantial portions of the SIRIUS, XM Holdings and XM debt in the near term, which, in the current economic environment, may not be available on favorable terms, or at all;

•

the possibility that the benefits of the July 2008 merger with XM Holdings may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and the effects of those undertakings on the business of XM and SIRIUS in the future;

•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured;

•

our dependence upon automakers, many of which have experienced a dramatic drop in sales and are in financial distress, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers; and

•

the competitive position of SIRIUS and XM versus other forms of audio and video entertainment including terrestrial radio, HD radio, internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.

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

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of three in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”); at more than 19,000 retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies, including Hertz and Avis.

As of December 31, 2008, we had 19,003,856 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; active XM radios under our agreement with Avis; subscribers to SIRIUS Internet Radio and XM Internet Radio, our Internet services; and certain subscribers to our weather, traffic, data and video services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

Since October 1, 2008, we have entered into a series of transactions to improve our liquidity and strengthen our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of our common stock for $128,412,000 aggregate principal amount of our 2 1/2% Convertible Notes due 2009;

•

the exchange of $172,485,000 aggregate principal amount of outstanding 10% Convertible Senior Notes due 2009 of XM Holdings for a like principal amount of XM Holdings’ Senior PIK Secured Notes due June 2011; and

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $350,000,000 in the form of loans to us, are committed to invest an additional $180,000,000 in loans to us, and have received a significant equity interest in us.

See Note 19 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on certain of these transactions.

Sirius Satellite Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990. On December 7, 1992, Satellite CD Radio, Inc. changed its name to CD Radio Inc., and Satellite CD Radio, Inc. was formed as a wholly owned subsidiary. On November 18, 1999, CD Radio Inc. changed its name to Sirius Satellite Radio Inc. On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc. XM Satellite Radio Holdings Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various covenants in our respective debt instruments.

Programming

We offer a dynamic programming lineup of approximately 135 channels on each of the SIRIUS platform and the XM platform: 117 channels are available to subscribers on both platforms — 63 channels of commercial-free music and 54 channels of sports, news, talk, entertainment, and traffic and weather. The channel line-ups for the SIRIUS service and the XM service vary in certain respects. The channel line-up for the services can be found at sirius.com and xmradio.com.

Our subscription packages allow most listeners to customize and enhance our standard programming lineup. Our “Best of SIRIUS” package offers to XM subscribers the Howard Stern channels, Martha Stewart Living Radio, SIRIUS NFL Radio, SIRIUS NASCAR Radio, Playboy Radio and play-by-play college sports programming. Our “Best of XM” package offers to SIRIUS subscribers Oprah Radio, The Virus, XM Public Radio, MLB Home Plate, NHL Home Ice, The PGA Tour Network, and select play-by-play of NBA and NHL games and college sports programming.

Subscribers with a la carte-capable radios may customize the programming they receive through our a la carte subscription packages. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.

Our programming lineup changes from time to time as we strive to attract new subscribers and create content that appeals to a broad range of audiences and to our existing subscribers.

Music Programming

Our music channels offer an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.

All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also from time to time provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and “pop up” channels hosted by and/or featuring the music of a diverse array of artists.

Sports Programming

Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League (“NFL”), Major League Baseball (“MLB”), NASCAR, Formula One, NBA, NHL, and the PGA Tour, and broadcast most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays English Premier League and UEFA Champions League. We also air FIS Alpine Skiing and World Cup events, National Lacrosse League and horse racing.

We offer many exclusive talk programs such as MLB’s “Home Plate,” SIRIUS NASCAR Radio, SIRIUS NFL Radio and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as simulcasts of select ESPN television shows, including SportsCenter.

Talk and Entertainment Programming

We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.

In January 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio as part of two channels programmed by Howard Stern. Our agreement with Stern expires on December 31, 2010. Our talk radio offerings also feature dozens of popular talk personalities, most creating radio shows that air exclusively on SIRIUS and/or XM, including POTUS, Senator Bill Bradley, Deepak Chopra, doctors from the NYU Langone Medical Center, Martha Stewart, Mark Thompson, Barbara Walters and Oprah Winfrey.

Our comedy channels present a range of humor such as Jamie Foxx’s The Foxxhole, Laugh Break, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SIRIUS XM Book Radio, Kids Place Live, as well as OutQ, Road Dog Trucking, Playboy Radio and Radio Disney.

Our religious programming includes The Catholic Channel, which is programmed with the Archdiocese of New York; EWTN, a Global Catholic Radio Network; Family Talk and Family Net Radio, programmed by Family Net, the official broadcast voice of the Southern Baptist Convention.

News and Information Programming

We offer a wide range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, NPR and the World Radio Network.

We also offer continuous, local traffic reports for 22 metropolitan markets throughout the United States on the XM service, and 20 metropolitan markets throughout the United States on the SIRIUS service. We broadcast these reports, together with local weather reports from The Weather Channel.

Distribution of Radios

Automakers

Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with every major automaker — Acura/Honda, Aston Martin, Audi, Automobili Lamborghini, Bentley, BMW, Chrysler, Dodge, Ferrari, Ford, General Motors, Honda, Hyundai, Infiniti/Nissan, Jaguar, Jeep, Kia, Land Rover, Lincoln, Lexus/ Toyota/Scion, Maybach, Mazda, Mercedes-Benz, Mercury, MINI, Mitsubishi, Porsche, Rolls-Royce, Volvo and Volkswagen — to offer either SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. As of December 31, 2008, satellite radios were available as a factory or dealer-installed option in substantially all vehicle models sold in the United States.

Many automakers include a subscription to our radio service in the sale or lease price of their vehicles. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We share with certain automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the satellite radios installed in their vehicles, including in certain cases hardware costs, tooling expenses and promotional and advertising expenses.

Retail

We sell satellite radios directly to consumers through our website. Satellite radios are also marketed and distributed through major national and regional retailers. We develop in-store merchandising materials and provide sales force training for several retailers. Satellite radios are also sold nationwide at various truck stops.

Our Satellite Radio Systems

Our satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio receiver has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.

The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. Each of SIRIUS and XM uses 12.5 MHz of this bandwidth to transmit its respective signals. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

Our satellite radio systems have three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	studios; and

•	satellite radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

SIRIUS Satellites.    SIRIUS owns and operates three orbiting satellites, and owns a spare satellite that is in storage. Space Systems/Loral delivered SIRIUS’ three operating satellites in 2000 and delivered its fourth, spare satellite to ground storage in April 2002. Space Systems/Loral is now constructing a fifth and sixth satellite for use in the SIRIUS system. SIRIUS expects to launch its fifth satellite during the second quarter of 2009 and its sixth satellite in the fourth quarter of 2011. The SIRIUS satellites are of the Loral FS-1300 model series. SIRIUS does not maintain in-orbit insurance for its satellites.

Each of SIRIUS’ three orbiting satellites travels in a figure eight pattern extending above and below the equator, and spends approximately 16 hours per day north of the equator. At any time, two of our three orbiting satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions from signal blockage. SIRIUS’ fifth satellite will complement its existing in-orbit satellites and will be launched into a geostationary orbit. The redundancy of the resulting constellation configuration is expected to provide enhanced coverage and performance.

SIRIUS expects to replace the SIRIUS satellite constellation in the ordinary course of business. SIRIUS may elect to begin the process of replacing its constellation of operating satellites with its spare satellite, the SIRIUS satellites presently being manufactured or with new satellites that it may purchase to meet its business needs. SIRIUS has entered into an agreement with International Launch Services to secure two satellite launches on Proton rockets. This agreement provides the flexibility to defer the second of these launch dates and to cancel either launch upon the payment of a cancellation fee if SIRIUS chooses. Decisions regarding the SIRIUS satellite constellation may affect the estimated useful life of its existing satellites, and we may modify the depreciable life accordingly. The cost of replacing SIRIUS’ satellites will be substantial.

XM Satellites.    XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Each of these satellites was manufactured by Boeing Satellite Systems International. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. Unlike the existing SIRIUS satellites, which are in inclined elliptical orbits, the XM satellites are deployed in geostationary orbits at 85° West Longitude and 115° West Longitude.

XM also expects to expand or replace the XM satellite constellation to meet its business needs. Space Systems/Loral is constructing a fifth satellite, XM-5, for use in the XM system. XM-5 is a Loral FS-1300 model satellite. XM has entered into an agreement with Sea Launch to secure a launch for XM-5. XM expects to launch XM-5 during late 2009 or early 2010.

XM currently has in-orbit insurance on XM-3 and XM-4, its primary operating satellites, but does not carry insurance coverage for XM-1 and XM-2, its in-orbit spare satellites. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during annual (or multi-year) in-orbit periods. The XM insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect XM from the adverse effect on its business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions.

Terrestrial Repeaters.    In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, XM and SIRIUS have deployed terrestrial repeaters to supplement satellite coverage. SIRIUS operates approximately 120 terrestrial repeaters; XM currently operates over 700 terrestrial repeaters.

Other Satellite Facilities.    SIRIUS controls and communicates with its satellites from an uplink facility in New Jersey. These activities include routine satellite orbital maneuvers and monitoring of the satellites. SIRIUS also maintains earth stations in Panama and Ecuador to control and communicate with its satellites. XM’s satellites are monitored by telemetry, and tracked and controlled by Telesat Canada, a satellite operator. In addition, XM and SIRIUS operate backup stations in the United States.

Studios

The programming on the SIRIUS and XM systems originates from studios in New York City, Washington D.C., Nashville and Chicago. The New York City broadcast studio houses our corporate headquarters and, together with our Washington D.C. studio, houses facilities for programming origination, programming personnel and facilities to transmit programming.

Satellite Radios

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of SIRIUS and XM radios. We generally do not manufacture, import or distribute radios, except for products distributed through our websites. We have authorized manufacturers to produce and distribute SIRIUS and XM brand radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under various consumer brands. Due to differences in technology, SIRIUS and XM radios require distinct chip sets to receive and output the respective satellite radio services. To facilitate the sale of SIRIUS and XM radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

SIRIUS and XM radios are manufactured in three principal configurations — as in-dash radios, Dock & Play radios and portable or wearable radios.

•

In-dash radios are integrated into vehicles and allow the user to listen to AM, FM or satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.

•

Dock & Play radios enable subscribers to transport their SIRIUS or XM radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their SIRIUS and XM radios virtually anywhere, are available for various models of Dock & Play radios. The Starmate 5, the latest generation Dock & Play radio, supports a la carte channel selection.

•

Portable or wearable radios offer live satellite radio “on the go” and recorded satellite, MP3 and WMA content. The Pioneer XMp3, introduced in October 2008, allows consumers to record up to one hundred hours of XM and “Best of Sirius” programming, and is capable of recording up to five channels simultaneously. The Stiletto 2 allows consumers to record up to 100 hours of SIRIUS and “Best of XM” programming and can connect to the SIRIUS Internet Radio service through an accessible Wi-Fi network.

SIRIUS and XM home units that provide our satellite services to home and commercial audio systems are also available. Products that provide access to our internet radio services in the home without the need for a personal computer are also available to consumers.

We have introduced an interoperable radio, called MiRGE, containing both SIRIUS and XM chip sets. This radio has a unified control interface allowing for easy switching between the two satellite radio networks.

International

Canada.    We have an interest in the satellite radio services offered in Canada. SIRIUS Canada, a Canadian corporation that we jointly own with Canadian Broadcasting Corporation and Slaight Communications Inc., offers a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 11 channels offering Canadian content. XM Canada, a Canadian corporation in which we have an ownership interest, also offers satellite radio service in Canada. XM Canada offers 130 channels of music and news, sports, talk and entertainment programming. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.

Other regions.    We are in discussions with various parties regarding possible joint ventures in other countries.

Other Services

Commercial Accounts.    The SIRIUS and XM music services are also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions. Commercial subscribers are included in our subscriber count.

Satellite Television Services.    We offer music channels as part of certain programming packages of the DISH Network satellite television service and the DirecTV satellite television service. Subscribers to these networks are not included in our subscriber count.

SIRIUS and XM Content Through Mobile Phone Carriers.    SIRIUS and XM offer between 20 and 25 music and comedy channels to mobile phone users through relationships with AT&T, Alltel, Sprint and RIM. Subscribers to these services are not included in our subscriber count.

Subscribers to the following services are not included in our subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a subscription to the SIRIUS or XM satellite radio service:

Internet Radio.    Both SIRIUS and XM simulcast music channels and select non-music channels over the Internet. We are transitioning SIRIUS Internet Radio and XM online from services offered for no additional charge as part of our base subscription price to services that we offer to subscribers for a fee.

SIRIUS Backseat TV.    SIRIUS offers SIRIUS Backseat TV, a television service offering content designed primarily for children in the backseat of vehicles. SIRIUS Backseat TV is available as a factory-installed option in select Chrysler, Dodge and Jeep models, and at retail for aftermarket installation.

SIRIUS Travel Link.    In 2008, SIRIUS launched SIRIUS Travel Link, a suite of data services that includes real-time traffic, tabular and graphical weather, fuel prices, sports schedules and scores, and movie listings.

Real-Time Traffic Services.    Both XM and SIRIUS offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real-Time Weather Services.    XM and SIRIUS offer several real-time weather services designed for in-vehicle, marine and/or aviation use.

FCC Conditions

In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These programming, public interest and qualified entity channels, equipment, subscription rates, and other service commitments are summarized as follows:

Programming

A La Carte Programming:    We have committed to offer the a la carte programming options described below to consumers with eligible radios:

•

50 channels are available for $6.99 a month. Additional channels can be added for 25 cents each, with premium programming priced at additional cost. However, in no event will a customer subscribing to this a la carte option pay more than $12.95 per month for this programming.

•	100 channels, including channels from both services, are available on an a la carte basis for $14.99 a month.

Our a la carte packages allow subscribers to pick, through interactive menus available on the Internet, the specific channels they would like to receive. We have introduced these packages, including channels from both services, and a radio capable of receiving them.

“Best of Both” Programming:    We offer customers the ability to receive the best of both SIRIUS and XM programming at a monthly cost of $16.99.

Mostly Music or News, Sports and Talk Programming:    We offer customers an option of “mostly music” programming or “mostly news, sports and talk” programming at a cost of $9.99 per month.

Discounted Family-Friendly Programming:    We offer consumers a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. We also offer SIRIUS and XM customers a family-friendly version of the “best of both” programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.

Public Interest and Qualified Entity Channels

We have agreed to set aside four percent of the full-time audio channels on the SIRIUS platform and on the XM platform for non-commercial, educational and informational programming within the meaning of the FCC rules that govern similar obligations of direct broadcast satellite providers. We have agreed not to select a programmer to fill more than one non-commercial, educational or informational channel on each of the SIRIUS and XM platforms as long as demand by programming providers for such channels exceeds available supply.

In addition, we have agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the SIRIUS platform and on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on the SIRIUS platform and the XM platform are reserved for a Qualified Entity or Entities.

The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. We expect the FCC to inform us how it plans to select these Qualified Entities in the future. In February 2009, the FCC commenced a proceeding to determine the method to select these Qualified Entities.

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

Subscription Rates

We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, the a la carte programming packages or the new programming packages described above until July 28, 2011. After July 29, 2009 we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. We will provide customers, either on individual bills or on our website, a summary of the costs passed through to consumers pursuant to the preceding sentence.

Service to Puerto Rico

We have filed an application with the FCC to provide the SIRIUS satellite radio service to the Commonwealth of Puerto Rico using terrestrial repeaters and will, upon grant of the necessary permanent authorizations, promptly introduce the SIRIUS satellite radio service to the Commonwealth.

Interoperable Radios

We have agreed to offer for sale an interoperable receiver, and recently began offering such receiver.

Local Programming and Advertising

We have committed not to originate local programming or advertising through our repeater networks.

Transactions between SIRIUS, XM Holdings and XM

SIRIUS and XM have begun to integrate their operations, and have agreed to share the costs of certain day-to-day functions. For example, XM transferred its employees to SIRIUS, and SIRIUS, in turn, has agreed to provide various services to both companies necessary to support their business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. XM and SIRIUS will share equally the costs of these employees. SIRIUS and XM have also agreed to share programming and rationalize their channel line-ups, and to share equally the costs of certain programming that appears on both platforms. In addition, SIRIUS and XM have agreed to jointly market radios and coordinate rebate, warranty and customer support programs to subscribers who purchase radios at retail or via their websites. In general, SIRIUS and XM share equally the costs of this marketing and sales coordination.

SIRIUS and XM have also begun to seek opportunities to jointly increase revenues. SIRIUS and XM have agreed to offer their respective subscribers programming packages that include “best of” programming from the other service. Each of SIRIUS and XM retain all the respective revenue generated from their respective “best of” programming packages.

XM Holdings and XM are operated as unrestricted subsidiaries under the agreements governing SIRIUS’ existing debt. As unrestricted subsidiaries, transactions among the companies are required to comply with various contractual provisions in our respective debt instruments. The agreements between XM and SIRIUS are intended to permit both companies to share in the benefits of the inter-company arrangements in approximately equal proportion. The terms of the agreements between XM and SIRIUS are intended to be no more favorable to one company or the other than those that could be obtained at the time in an arm’s-length dealing with a firm or person that was not affiliated.

Certain operations, such as our call centers, have not yet been integrated in any significant respect. SIRIUS and XM expect to enter into additional arrangements as they continue to integrate their operations and pursue opportunities to realize cost savings and increase revenues.

Competition

We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, the companies compete with the following providers of radio or other audio services:

Traditional AM/FM Radio

SIRIUS and XM compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.

Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations offer information programming of a local nature, such as local news and sports. By attracting listeners to their stations, traditional AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and by offering free broadcasts they impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.

HD Radio

Many radio stations have begun broadcasting digital signals, which have a clarity similar to our signals. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, more than 1,750 radio stations are currently broadcasting primary signals with HD Radio technology, and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also aggressively entering Internet radio and wireless internet-based distribution arrangements.

Internet Radio

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies including Clear Channel, CBS, America Online and Yahoo! make near CD-quality digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. In addition, an Internet based radio product was recently announced for vehicles. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths, faster modems and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with SIRIUS’ and XM’s Internet offerings and, through the use of home stereo media adapters or media-centric PCs, with the companies’ home line of products.

Downloading Devices

The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. Apple has sold over 170 million iPods®. iPods® are compatible with certain car stereos and various home speaker systems, and certain automakers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced.

Direct Broadcast Satellite and Cable Audio

A number of companies provide specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service.

Digital Media Services

We face increased competition from businesses that deliver or plan to deliver media content through mobile phones and other wireless devices. The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with the XM and SIRIUS services now or that could compete with those services in the future.

Traffic News Services

A number of providers also compete with the XM and SIRIUS traffic services. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets and the associated data plan costs in addition to normal cell phone rates may make the offering undesirable to many users.

Government Regulation

As operators of a privately owned satellite systems, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of our satellite systems;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

Any assignment or transfer of control of our FCC licenses must be approved by the FCC.

In 1997, XM and SIRIUS was each a winning bidder for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS’ FCC license for most of its satellites expires in 2010 and the licenses for one of its new satellites expires eight years after SIRIUS certifies the satellite is operating; XM’s FCC licenses for its satellites expire on various dates from 2009 to 2014. Prior to the expirations, the companies will be required to apply for a renewal of our FCC licenses. XM currently has two such applications on file for licenses expiring on March 31, 2009 and May 31, 2009. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.

SIRIUS has entered into an agreement with Space Systems/Loral to design and construct a sixth satellite. In September 2008, the FCC granted SIRIUS’ application to amend its license to add this satellite to the existing SIRIUS satellite constellation.

In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. Rulemaking on the subject has been initiated by the FCC and is still pending. Many comments have been filed as part of these rulemakings. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted XM and SIRIUS special temporary authority (“STA”) to operate their terrestrial repeaters and offer service on a non-harmful interference basis to other wireless services. Following the FCC’s review of whether certain repeaters had been operating at variance to the specifications in their STAs, both XM and SIRIUS entered into consent decrees requiring both remedial action and a voluntary contribution to the federal government. We believe the repeaters operated by SIRIUS and XM comply with the consent decrees, the STAs and applicable FCC rules.

We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in many cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. Following the FCC’s review of whether the FM transmitters in certain XM and SIRIUS radios comply with the Commission’s emissions and frequency rules, we entered into consent decrees requiring both remedial action and a voluntary contribution to the federal government. We believe our radios that are currently in production comply with the consent decree and applicable FCC rules.

We are required to obtain export licenses from the United States government to deliver components of our satellite radio systems and technical data related thereto. In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

Changes in law or regulations relating to communications policy or to matters affecting our services could adversely affect our ability to retain our FCC license or the manner in which we operate.

Copyrights to Programming

In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works, or songs, and holders of copyrights in sound recordings — records, cassettes, compact discs and audio files.

Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc (“BMI”), and SESAC, Inc (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress. Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. In January 2008, the CRB issued a decision regarding the royalty rate payable by SIRIUS and XM under the statutory license covering the performance of sound recordings over their satellite radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, SIRIUS and XM paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, and will pay a royalty of 6.5% of gross revenues, subject to certain exclusions, for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the court in February 2009 and oral argument is scheduled for March 2009.

In August 2006, XM was sued in the United States District Court for the Southern District of New York in three separate lawsuits by various record labels and music publishers in actions seeking monetary damages and equitable relief alleging that certain XM radios that have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We believe these allegations are without merit and these products comply with applicable copyright law, including the Audio Home Recording Act. We are vigorously defending these matters.

Trademarks

SIRIUS has registered, and intends to maintain, the trademark “SIRIUS” and the “Dog design” logo with the United States Patent and Trademark Office (the “PTO”) in connection with the transmission services offered by it. SIRIUS is not aware of any material claims of infringement or other challenges to its right to use the “SIRIUS” trademark or the “Dog design” logo in the United States. SIRIUS also has registered, and intends to maintain, trademarks for the names of certain of its channels. SIRIUS has also registered the trademark, “SIRIUS”, and the “Dog design” logo, in Canada. SIRIUS has granted a license to use its trademark in Canada to SIRIUS Canada.

XM has registered, and intends to maintain, the trademark “XM” with the PTO in connection with the transmission services offered by it. XM is not aware of any material claims of infringement or other challenges to its right to use the

“XM” trademark in the United States. XM also has registered, and intends to maintain, trademarks for the names of certain of its channels. XM has also registered the trademark, “XM”, and the logo, in Canada. XM has granted a license to use its trademark in Canada to XM Canada.

Personnel

As of December 31, 2008, we had 1,640 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Corporate Information

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

XM Holdings and XM also file and furnish annual, quarterly and current reports, and amendments to those reports, pursuant to the Securities Exchange Act of 1934, and those reports may be accessed free of charge through xmradio.com after XM Holdings and XM have electronically filed such material with, or furnished it to, the SEC. Xmradio.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	65	Chief Executive Officer
Scott A. Greenstein	49	President, Chief Content Officer
James E. Meyer	54	President, Sales and Operations
Dara F. Altman	50	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	47	Executive Vice President, General Counsel and Secretary
David J. Frear	52	Executive Vice President and Chief Financial Officer

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

Scott A. Greenstein has served as our President, Chief Content Officer, since May 2004. Prior to May 2004, Mr. Greenstein was Chief Executive Officer of The Greenstein Group, a media and entertainment consulting firm. From 1999 until 2002, he was Chairman of USA Films, a motion picture production, marketing and distribution company. From 1997 until 1999, Mr. Greenstein was Co-President of October Films, a motion picture production, marketing and distribution company. Prior to joining October Films, Mr. Greenstein was Senior Vice President of Motion Pictures, Music, New Media and Publishing at Miramax Films, and held senior positions at Viacom Inc.

James E. Meyer has served as our President, Sales and Operations, since May 2004. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as the Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson’s Senior Vice President of Product Management. Mr. Meyer is a director of Macrovision Solutions Corporation.

Dara F. Altman has served as our Executive Vice President and Chief Administrative Officer since September 2008. From January 2006 until September 2008, Ms. Altman served as Executive Vice President, Business and Legal Affairs, of XM. Previously, Ms. Altman was Executive Vice President of Business Affairs for Discovery Communications from 1997 to 2005. From 1993 to 1997, Ms. Altman served as Senior Vice President and General Counsel of Reiss Media Enterprises, which owned Request TV, a national pay-per-view service. Before Request TV, Ms. Altman served as counsel for Home Box Office. Ms. Altman started her career as an attorney at the law firm of Willkie, Farr & Gallagher LLP.

Patrick L. Donnelly has served as our Executive Vice President, General Counsel and Secretary since May 1998. From June 1997 to May 1998, he was Vice President and deputy general counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was assistant general counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an attorney at the law firm of Simpson Thacher & Bartlett LLP.

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

Employment Agreements

Mel Karmazin

In November 2004, we entered into a five-year agreement with Mel Karmazin to serve as our Chief Executive Officer. We pay Mr. Karmazin an annual salary of $1,250,000, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

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

Scott A. Greenstein

Mr. Greenstein has agreed to serve as our President, Chief Content Officer, through July 2009. We pay Mr. Greenstein an annual salary of $850,000, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

If Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, he is entitled to receive a lump sum payment equal to the sum of (1) his base salary in effect from the termination date through July 2009 and (2) any annual bonuses, at a level equal to 60% of his base salary, that would have been customarily paid during the period from the termination date through July 2009. In the event Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical, dental and life insurance benefits for 18 months following his termination.

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

James E. Meyer

Mr. Meyer has agreed to serve as our President, Sales and Operations, until April 2010. We pay Mr. Meyer an annual salary of $950,000, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

In the event Mr. Meyer’s employment is terminated without cause or he terminates his employment for good reason after July 28, 2009, we will pay him a lump sum payment equal to the sum of (1) his annual base salary in effect on the termination date and (2) the greater of (x) a bonus equal to 60% of his annual base salary or (y) the prior year’s annual bonus actually paid to him (the “Designated Amount”). Pursuant to his employment agreement, Mr. Meyer may elect to retire in April 2010. In the event he elects to retire, we have agreed to pay him a lump sum payment equal to the Designated Amount. In the event Mr. Meyer’s employment is terminated without cause or he terminates his employment for good reason, we are also obligated to continue his medical and dental insurance benefits for 18 months following his termination and to continue his life insurance benefits for twelve months following his termination. If Mr. Meyer’s employment is terminated due to a scheduled retirement, we are obligated to continue his medical, dental and life insurance benefits for 12 months following his termination.

If Mr. Meyer is terminated without cause or he terminates his employment for good reason prior to July 28, 2009, we will pay him a lump sum payment equal to two times the Designated Amount. In such event, we are also obligated to continue his medical, dental and life insurance benefits for 24 months following his termination.

Upon the expiration of Mr. Meyer’s employment agreement in April 2010 or following his retirement, we have agreed to offer Mr. Meyer a one-year consulting agreement. We expect to reimburse Mr. Meyer for all of his reasonable out-of-pocket expenses associated with the performance of his obligations under this consulting agreement, but do not expect to pay him any cash compensation. Mr. Meyer’s stock options will continue to vest and will be exercisable during the term of this consulting agreement.

In the event that any payment we make, or benefit we provide, to Mr. Meyer would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Meyer the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax were not imposed.

Dara F. Altman

On September 26, 2008, we entered into a three year employment agreement with Dara F. Altman to serve as our Executive Vice President and Chief Administrative Officer. We pay Ms. Altman an annual salary of $446,332, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

If Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, she is entitled to receive a lump sum severance payment, in cash equal to two times the sum of (1) her base salary as in effect immediately prior to the termination date or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting good reason, and (2) the higher of (a) the last annual bonus actually paid to her and (b) 55% of her base salary as in effect immediately prior to the termination date or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting good reason. In the event Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, all options to purchase our common stock, restricted stock units or restricted shares of common stock issued by us to her during the term that are held her on the termination date shall immediately vest. Any such vested stock options shall expire 90 days following the termination. In addition, in the event Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, we are also obligated to continue her medical, dental and life insurance benefits for 24 months following her termination.

In the event that any payment we make, or benefit we provide, to Ms. Altman would require her to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Ms. Altman the amount of such tax and any additional amount as may be necessary to place her in the exact same financial position that she would have been in if the excise tax was not imposed.

Patrick L. Donnelly

Mr. Donnelly has agreed to serve as our Executive Vice President, General Counsel and Secretary, through April 2010. We pay Mr. Donnelly an annual base salary of $525,000, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to the sum of his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.

In the event that any payment we make, or benefit we provide, to Mr. Donnelly would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Donnelly the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

David J. Frear

Mr. Frear has agreed to serve as our Executive Vice President and Chief Financial Officer through July 2011. We pay Mr. Frear an annual salary of $750,000, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.

If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to the sum of his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.

In the event that any payment we make, or benefit we provide, to Mr. Frear would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Frear the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

Additional information regarding the compensation for Messrs. Karmazin, Greenstein, Meyer, Donnelly and Frear and Ms. Altman will be included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 4 furnished to us during our most recent fiscal year, we know of no director, executive officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, other than a late filing by Ms. Dara Altman and Mr. James Rhyu, our former Senior Vice President and Chief Accounting Officer, in connection with the sale of certain common stock to pay federal and state taxes associated with the vesting of restricted stock in December 2008.

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

Our business and our financial condition is being affected by general economic conditions.

We believe that our business and our financial condition is being adversely affected by general economic conditions in a variety of ways. For example:

•

As a result of the conditions in the capital markets, we may not be able to access funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt, could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws.

•

Tightening credit policies could adversely affect our liquidity by making it more difficult or costly for our customers to access credit, and may result in changes to our payment arrangements by credit card companies and other credit providers.

•

The purchase of a satellite radio subscription is discretionary. The weakening economy affected our net subscriber additions in 2008 and will likely affect the growth of our business and results of operations in 2009.

•

The sale and lease of vehicles with satellite radios is an important source of subscribers for us. The dramatic slowdown in auto sales negatively impacted our subscriber growth in 2008 and will likely significantly impact subscriber growth in 2009. A bankruptcy filing by one or more of the major automakers could also seriously affect our business.

We need to refinance portions of our debt in the next two years, which refinancing may not be available.

We have approximately $537 million of debt maturing in 2009 and 2010, including;

•	at SIRIUS, $1.744 million of 8 3/4% Convertible Subordinated Notes that mature on September 29, 2009;

•	at XM Holdings, approximately $227.5 million of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33.2 million of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009; and

•	at XM, a $350 million credit facility, which is fully drawn and $100 million of which is due in 2009, $175 million is due by May 5, 2010 and $75 million is due in May 2011.

As a result of the May 2010 maturities, our existing cash balances and our cash flows from operating activities may not be sufficient to fund our projected cash needs at that time. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues.

SIRIUS is the sole stockholder of XM Holdings and its subsidiaries and its business is operated as an unrestricted subsidiary under the agreements governing SIRIUS’ indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital to support its operations. Similarly, XM may be unwilling or unable to contribute or loan SIRIUS capital to support its operations. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, we could be forced to seek the protection of the bankruptcy laws.

Our operations will also be affected by the FCC order approving the Merger. In addition, our future liquidity may be adversely affected by, among other things, changes in our operations or business plans, or by the nature and extent of the benefits, if any, achieved by operating XM as a wholly-owned subsidiary.

Our substantial indebtedness is adversely affecting us.

As of December 31, 2008, we had an aggregate principal amount of approximately $3.3 billion of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

•	limits our ability to borrow additional funds;

•	limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry;

•	increases our vulnerability to general adverse economic and industry conditions;

•

requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places us at a competitive disadvantage compared to competitors that have less debt.

Interest costs related to our debt are substantial and, as a result, the demands on our cash resources are significant.

Our indebtedness contains covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

XM is required to maintain a minimum cash balance of $75 million under its credit facilities, and SIRIUS is required to maintain a minimum cash balance of $35 million under those credit facilities. If XM’s or SIRIUS’ cash balance falls below these amounts, the companies would need to obtain a waiver from the lenders to avoid a default. No assurance can be given that XM and SIRIUS would be able to obtain such a waiver or otherwise avoid a default under its credit facilities.

Our business depends in large part upon automakers, a number of whom have experienced a sharp decline in sales, reduced production and are experiencing extreme financial difficulties.

The sale and lease of vehicles with satellite radios is an important source of subscribers for the XM and SIRIUS satellite radio services. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific quantities of radios.

Current economic conditions, particularly the dramatic slowdown in auto sales, negatively impacted subscriber growth for both the SIRIUS and XM services in 2008 and is expected to significantly impact subscriber growth in 2009. In addition, some of the major automakers are experiencing extreme financial difficulties and are seeking government assistance.

Subscription growth is dependent, in large part, on sales and vehicle production by automakers. Automotive sales and production are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers continue to decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other automakers, subscriber growth for the SIRIUS and XM services will be adversely impacted.

Failure of other third parties to perform could also adversely affect our business.

Our business depends in part on the efforts of various other third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent, including Howard Stern;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed, built, support or operate important elements of our systems, such as satellites and customer service facilities.

If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected.

In October 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Delphi manufactures, in factories outside the United States, satellite radios for installation in various brands of vehicles. Delphi also distributes to retailers certain models of XM radios. It is unclear whether Delphi will ever emerge from bankruptcy or will be liquidated.

In November 2008, Circuit City and its wholly-owned United States and Puerto Rican subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. In January 2009, Circuit City liquidated all of its assets as part of its Chapter 11 proceeding and ceased doing business. In 2008, Circuit City marketed and sold a substantial number of satellite radios and promoted subscriptions to our service. The liquidation of Circuit City reduced our retail points-of-presence and contributed, in part, to the decline we experienced in sales through retailers in 2008.

We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios do not perform as advertised or are defective, sales of our services and our reputation could be adversely affected.

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

Failure of our satellites would significantly damage our business.

We operate seven in-orbit satellites, three supporting the SIRIUS service and four supporting the XM service. The useful lives of these satellites will vary and depend on a number of factors, including:

•	degradation and durability of solar panels;

•	quality of construction;

•	random failure of satellite components, which could result in significant damage to or loss of a satellite;

•	amount of fuel the satellites consume; and

•	damage or destruction by electrostatic storms or collisions with other objects in space.

The three orbiting SIRIUS satellites were launched in 2000. We estimate that two of the SIRIUS in-orbit satellites will have a 13 year useful life and the third in-orbit satellite will have a 15 year useful life from the time of launch. SIRIUS’ operating results would be materially adversely affected if the useful life of its satellites is significantly shorter than expected, whether as a result of a satellite failure or technical obsolescence, and SIRIUS fails to launch replacement satellites in a timely manner.

The SIRIUS in-orbit satellites have experienced circuit failures on their solar arrays. The circuit failures these satellites have experienced do not affect current operations. Additional circuit failures could reduce the estimated useful life of the existing SIRIUS in-orbit satellites.

If one of SIRIUS’ three satellites fails in orbit, the SIRIUS service would be impaired until such time as it successfully launches and commissions its spare satellite, which would take six months or more. If two or more of the SIRIUS satellites fail in orbit in close proximity in time, the SIRIUS service could be suspended until replacement satellites are launched and placed into service. In such event, SIRIUS’ business would be materially impacted and it could default on its commitments.

SIRIUS has entered into an agreement with Space Systems/Loral to design and construct two new satellites. The first of these new satellites is expected to be launched in the second quarter of 2009. The second of these new satellites is expected to be launched in the fourth quarter of 2011. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. SIRIUS’ agreement with Space Systems/Loral does not protect it against the risks inherent in a satellite launch or in-orbit operations.

XM placed its XM-3 and XM-4 satellites into service during the second quarter of 2005 and during the fourth quarter of 2006, respectively. XM’s XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. We estimate that the XM-3 and XM-4 satellites will exceed their fifteen year predicted useful lives, and that XM-1 and XM-2 satellites’ useful lives will end in 2011. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of XM’s service, and could interrupt the continuation of its service and harm its business. XM likely would not be able to complete and launch its XM-5 satellite before late 2009 or early 2010. In the event of any satellite failure prior to that time, XM would need to rely on its back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow XM to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

In addition, SIRIUS’ network of terrestrial repeaters communicates with one third party satellite and XM’s network of terrestrial repeaters communicates with one XM satellite. If the satellites communicating with the SIRIUS or XM repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and it is impossible to predict if any of these future events will have a material adverse effect on our operations or the useful life of our existing in-orbit satellites.

Potential satellite losses may not be covered by insurance.

We do not maintain in-orbit insurance policies covering our satellites broadcasting the SIRIUS service. We maintain in-orbit insurance covering our primary satellites broadcasting the XM service, but not on the XM back-up satellites. Any insurance proceeds will not fully cover XM’s losses. For example, the insurance covering the XM satellites does not cover the full cost of constructing, launching and insuring new satellites or XM’s in-orbit spare satellites, nor will it cover and XM does not have protection against; business interruption, loss of business or similar losses. XM’s insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, XM’s policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits that may not be sufficient to cover losses. If XM experiences a loss that is uninsured or that exceeds policy limits, this may impair its ability to make timely payments on its outstanding debt and other financial obligations.

We may not be able to attract and/or retain our employees, and this may have an adverse effect on our ability to operate our business and achieve our business plan.

We compensate employees through a combination of base salary, annual bonuses and stock based compensation, such as stock options and restricted stock units. For many employees, any annual bonus has been paid one-half in shares of our common stock. We also have made matching contributions under the Sirius 401(k) savings plan in the form of shares of our common stock. As a result, the value of our common stock represents a large portion of an employees’ annual and long-term compensation.

The precipitous decline in the value of our common stock has resulted in a large number of our employees losing nearly all of the value of their prior annual bonuses, stock options, restricted stock units and employer matching contributions under the Sirius 401(k) savings plan. In addition, we have not paid our employees, in either cash or shares of our common stock, any annual bonuses for the year ended December 31, 2008.

The basic tenets of our compensation program may make it more difficult to motivate employees to integrate the two companies and to perform at levels necessary to operate our business and achieve our business plan. As a result, we also may experience a significant turnover or loss of employees and may have difficulty attracting new employees.

Failure to comply with FCC requirements could damage our business.

We hold FCC licenses and authorizations to operate commercial satellite radio services in the United States, including authorizations for satellites and terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although we expect our licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of our FCC licenses or authorizations must be approved in advance by the FCC.

The operation of our satellite radio systems is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. We are required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of our satellite radios with those of other licensed satellite radio systems; to coordinate our satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that the FCC will not modify its rules and regulations in a manner that would have a material impact on our operations.

The terms of our licenses, the order of the FCC approving the Merger, and the consent decrees we entered into with the FCC require us to meet certain conditions. We have agreed to implement a number of voluntary commitments, including programming, a la carte, minority and public interest, equipment, subscription rates, and other service commitments. Non-compliance with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating the SIRIUS and XM terrestrial repeaters on a “non-interference” basis pursuant to grants of special temporary authority from the FCC. The FCC’s final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters or limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the number or power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

The anticipated benefits of the Merger may not be realized fully or may take longer to realize than expected.

The Merger involved the integration of two companies that have previously operated independently with principal offices in two distinct locations and technologically different satellite radio platforms. We are devoting significant management attention and resources to integrating the companies. Delays in this process could adversely affect our business, financial results and financial condition. Even if we are able to integrate the business operations of SIRIUS and XM successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration. In addition, the indentures and credit agreements governing SIRIUS’ indebtedness and the indebtedness of XM contain covenants that restrict the integration of these two operating companies, which may in certain instances impede the realization of cost savings.

Our stockholders have approved a reverse stock split, and a reverse stock split could have certain adverse affects.

In December 2008, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of not less than one-for-ten and not more than one-for-fifty. Our board of directors has authority to select an exchange ratio within the approved range at any time prior to December 31, 2009. Our board of directors intends to effect the reverse stock split only if it determines the reverse split to be in the best interests of the company and its stockholders.

A reverse stock split could have certain adverse consequences, including:

•	if the reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

•	there can be no assurance that the reverse stock split will result in any particular price for our common stock. As a result, the trading liquidity of our common stock may not necessarily improve.

•

the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. Moreover, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

•

because the number of issued and outstanding shares of common stock would decrease as result of the reverse stock split, the number of authorized but unissued shares of common stock may increase on a relative basis. If we issue additional shares of common stock, the ownership interest of our current stockholders would be diluted, possibly substantially.

•

the proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the stock ownership of a person seeking to effect a change in the composition of the board of directors or contemplating a tender offer or other transaction for the combination of the company with another company.

•

the reverse stock split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

•

holders of common stock otherwise entitled to a fractional share as a result of the reverse stock split will receive a cash payment in lieu of such fractional share. As a result, the ownership interest in the company of certain small stockholders could be terminated.

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

Our business might never become profitable.

As of December 31, 2008, we had an accumulated deficit of approximately $9.7 billion.

We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on existing debt. If we are unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, either or both of the companies could default on their commitments and there is a risk that SIRIUS, XM, or both, would be unable to make the required payments on their respective indebtedness.

Demand for our services may be insufficient for them to become profitable.

We cannot estimate with any certainty whether consumer demand for the SIRIUS and XM service will be sufficient for us to continue to increase the number of subscribers to the services. Our satellite radio services have experienced a significant decrease in new subscriptions from retail subscribers and most new subscription growth has come from automakers, many of which have experienced recent and dramatic decreases in sales.

Among other things, continuing and increased consumer acceptance of the SIRIUS and XM service will depend upon:

•	the willingness of consumers, on a mass-market basis, to pay subscription fees for radio;

•	the cost, features and availability of radios; and

•	the marketing and pricing strategies we employ and those employed by our competitors.

If demand for our products and service does not continue to increase, we may not be able to generate enough revenues to generate positive cash flow or to become profitable.

Programming is an important part of our services, and the costs to renew our programming arrangements may be more than anticipated.

Third-party content is an important part of our satellite radio services, and we compete with many entities for content. We have entered into a number of important content arrangements, including agreements with Major League Baseball, the National Football League, Howard Stern and NASCAR, which require us to pay substantial sums. XM’s agreement with MLB expires at the end of the 2012 baseball season. SIRIUS’ agreement with the NFL expires at the end of the 2010-2011 NFL season; its agreement with Howard Stern expires in December 2010; and its agreement with NASCAR expires in 2011. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.

In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plans.

We must maintain and pay license fees for music rights.

We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP and SESAC through December 2011. We do not have a definitive agreement with BMI, and we continue to operate under an interim agreement with BMI. There can be no assurance that the BMI royalty fee will remain at the current level when the pending agreement is finalized.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. We participated in a CRB proceeding in order to set the royalty rate payable by our satellite radio services under the statutory license covering the performance of sound recordings for the six-year period starting in January 2007. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the court in February 2009 and oral argument is scheduled for March 2009.

Higher than expected costs of attracting new subscribers, higher subscriber turnover or weaker than expected advertising revenue could each adversely affect our financial performance and operating results.

We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting new subscribers are greater than expected, our financial performance and operating results could be adversely affected.

We are experiencing, and expect to continue to experience, subscriber turnover, or churn. If we are unable to retain our current subscribers, or the costs of retaining subscribers are higher than we expect, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to their satellite radio services. Over the past several quarters, XM has retained approximately 47% to 50% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle. Over a similar period, SIRIUS has retained approximately 41% to 43% of the customers who received a prepaid subscription in connection with the purchase or lease of a new vehicle.

We cannot predict the amount of churn we will experience over the longer term. XM’s and SIRIUS’ inability to retain customers who either purchase or lease new vehicles with its service beyond the promotional period, or who purchase or lease a new vehicle that includes a prepaid subscription to its service, and subscriber churn could adversely affect our financial performance and results of operations.

Our ability to generate advertising revenues is directly affected by general economic conditions, the number of subscribers to our services and the amount of time subscribers spend listening to the talk and entertainment channels or the traffic and weather services. General economic conditions are affecting our ad revenues. Our ability to generate advertising revenues also depends on several factors, including the level and type of penetration of our services, competition for advertising dollars from other media, and changes in the advertising industry and the economy generally. The companies directly compete for audiences and advertising revenues with traditional AM/FM radio stations and other media, some of which maintain longstanding relationships with advertisers and possess greater resources.

Rapid technological and industry changes could make our services obsolete.

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

Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt the SIRIUS or XM service and harm our business. The companies do not have replacement or redundant facilities that can be used to assume the functions of their terrestrial repeater networks. The companies do have redundant facilities that can be used to assume immediately many of the functions of the broadcast studios and satellite uplink facilities in the event of a catastrophic event.

Any damage to the satellites that transmit to the SIRIUS or XM terrestrial repeater network would likely result in degradation of the affected company’s service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of either the XM or SIRIUS service until the affected company could transfer its operations to its respective back-up facilities.

Consumers could pirate our services.

Individuals who engage in piracy may be able to obtain or rebroadcast the SIRIUS and XM satellite radio service or access the internet transmission of the services without paying the subscription fee. Although the companies use encryption technologies to mitigate the risk of signal theft, such technologies may not be adequate to prevent theft of the signals. If signal theft becomes widespread, it could harm our businesses.

The unfavorable outcome of pending or future litigation could have a material adverse effect.

We are parties to several legal proceedings arising out of various aspects of our business. The companies are defending all claims against them. There can be no assurance regarding a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on our business or financial results.

Our business may be impaired by third-party intellectual property rights.

Development of the XM and SIRIUS systems has depended largely upon the intellectual property that the two companies have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our satellite radio systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent the companies’ intellectual property rights, patents or existing sublicenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm the businesses.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block our ability to operate the SIRIUS or XM system or license technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

Third parties may assert claims or bring suit against us for patent, trademark, or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate our systems or license our technology; or otherwise adversely affect our ability to successfully develop and market our satellite radio systems.

Electromagnetic interference from others could damage our business.

The SIRIUS satellite radio service and the XM satellite radio service may be subject to interference caused by other users of radio frequencies, such as RF lighting and ultra-wideband (“UWB”) technology and Wireless Communications Service (“WCS”) users. The FCC is seeking comment on proposals by certain WCS licensees for modification of rules regarding their operations in spectrum adjacent to satellite radio, including rule changes to facilitate mobile broadband services in the WCS frequencies. We are participating actively in this proceeding and have opposed the changes requested by WCS licensees out of a concern for their impact on the reception of satellite radio service. We cannot predict the outcome of the FCC proceeding, or the impact on satellite radio reception.

Liberty Media Corporation has significant influence over our business and affairs and its interests may differ from ours.

Liberty Media Corporation holds preferred stock that is convertible into 40% of the issued and outstanding shares of our common stock. Pursuant to the terms of the preferred stock held by Liberty Media we cannot take certain actions, such as issue equity or debt securities, without the consent of Liberty Media. Additionally, upon expiration of the waiting period under Hart-Scott-Rodino Act, Liberty Media has the right to designate six members of our fifteen-member Board of Directors. We expect Liberty Media to designate these directors shortly. As a result, Liberty Media has significant influence over business and affairs. The interests of Liberty Media may differ from the interests of other holders of our common stock. The extent of Liberty Media’s stock ownership in us also may have the effect of discouraging offers to acquire control of us and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of us.

We depend on certain on-air talent with special skills. If we cannot retain these people, our business could suffer.

We employ, or independently contract with, on-air talent who maintain significant loyal audiences in or across various demographic groups. There can be no assurance that this on-air talent will remain with us or that the companies will be able to retain their respective audiences. If we lose the services of one or more of them, or fail to attract qualified replacement personnel, it could harm our business and future prospects.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters and studio/production facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
New York, NY	Studio/production facilities @ Jazz at Lincoln Center	Lease
Farmington Hills, MI	Office and support facilities	Lease
Nashville, TN	Studio/production facilities @ the Country Music Hall of Fame	Lease
Chicago, IL	Studio/production facility	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease

We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse space. These facilities are not material to our business or operations. We also lease properties in Panama and Ecuador that we use as earth stations to command and control the SIRIUS satellites.

In addition, we lease space at approximately 1,000 locations for use in connection with the terrestrial repeater networks that support the XM and SIRIUS services. In general, these leases are for space on building rooftops and communications towers. None of these individual leases is material to our business or operations.

ITEM 3.    LEGAL PROCEEDINGS

FCC Merger Order.    On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Appellate Review of FCC Merger and Consent Decree Orders.    Two different parties, U.S. Electronics and Michael Hartleib, sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees resolving the investigations by the FCC’s Enforcement Bureau regarding certain non-compliant terrestrial repeaters and FM modulators contained in certain satellite radios. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely. In January 2009, the court dismissed the appeals of both U.S. Electronics and Michael Hartleib.

Copyright Royalty Board Proceeding.    In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, we will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the United States Court of Appeals for the District of Columbia Circuit in February 2009 and oral argument is scheduled for March 2009.

U.S. Electronics Arbitration.    In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics has filed suit in the United States District Court for the Southern District of New York seeking to vacate the decision of the arbitrators.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc.    In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit and this lawsuit has been dismissed with respect to such parties.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that our products comply with applicable copyright law, including the Audio Home Recording Act. We intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.    In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters.    In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on December 18, 2008, our stockholders voted to approve the four proposals described below.

1. The persons below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Votes Cast
	For	Against
Joan L. Amble	2,677,297,164	143,136,915
Leon D. Black	2,072,456,456	748,607,623
Lawrence F. Gilberti	2,669,741,298	151,322,781
Eddy W. Hartenstein	2,677,789,644	143,274,435
James P. Holden	2,675,520,504	145,543,575
Chester A. Huber, Jr.	2,676,394,592	144,669,487
Mel Karmazin	2,668,323,864	152,740,215
John W. Mendel	2,677,187,748	143,876,331
James F. Mooney	2,673,460,965	147,603,114
Gary Parsons	2,678,408,452	142,655,628
Jack Shaw	2,682,345,716	138,718,364
Jeffrey D. Zients	2,681,335,235	139,728,844

2. An amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 4,500,000,000 to 8,000,000,000 shares was approved by a vote of 2,271,110,403 shares in favor, 530,216,379 shares against and 19,737,294 shares abstaining.

3. An amendment to our certificate of incorporation to (i) effect a reverse stock split of our common stock by a ratio of not less than one-for-ten and not more than one-for-fifty at any time prior to December 31, 2009, with the exact ratio to be set at a whole number within this range to be determined by our board of directors in its discretion, and (ii) reduce the number of authorized shares of our common stock as set forth in the proxy statement was approved by a vote of 2,418,481,007 shares in favor, 352,211,438 shares against and 50,371,632 shares abstaining.

4. The appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008 was ratified by a vote of 2,703,178,043 shares in favor, 72,726,035 shares against and 45,176,858 shares abstaining.

Shortly following the annual meeting of stockholders, we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 8,000,000,000 shares.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low
Year ended December 31, 2007
First Quarter	$4.26	$3.18
Second Quarter	3.25	2.66
Third Quarter	3.59	2.71
Fourth Quarter	3.94	2.76

Year ended December 31, 2008
First Quarter	$3.89	$2.51
Second Quarter	2.92	1.80
Third Quarter	2.75	0.57
Fourth Quarter	0.69	0.08

On March 6, 2009, the closing sales price of our common stock on the Nasdaq Global Select Market was $0.14 per share. On March 6, 2009, there were approximately 850,000 beneficial holders of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor’s Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2003 to December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index and that all dividends were reinvested.

Stockholder Return Performance Table

	Nasdaq Telecommunications Index	S&P 500 Index	Sirius XM Radio Inc.
December 31, 2003	$100.00	$100.00	$100.00
December 31, 2004	$108.00	$108.99	$241.14
December 31, 2005	$100.21	$112.26	$212.03
December 31, 2006	$128.03	$127.55	$112.03
December 31, 2007	$139.77	$132.06	$95.89
December 31, 2008	$79.69	$81.23	$3.80

Equity Compensation Plan Information

(shares in thousands) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	165,436	$4.42	160,223
Equity compensation plans not approved by security holders	—	—	—

Total	165,436	$4.42	160,223

ITEM 6.    SELECTED FINANCIAL DATA

Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, and with respect to the consolidated balance sheets at December 31, 2008 and 2007, are derived from our audited consolidated financial statements included in Item. 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2005 and 2004, and with respect to the consolidated balance sheets at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements, which are not included in this Annual Report. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
(in thousands, except share and per share data)	2008 (1)	2007	2006	2005	2004
Statements of Operations Data:
Total revenue	$1,663,992	$922,066	$637,235	$242,245	$66,854
Net loss	(5,313,288)	(565,252)	(1,104,867)	(862,997)	(712,162)
Net loss per share (basic and diluted)	$(2.45)	$(0.39)	$(0.79)	$(0.65)	$(0.57)
Weighted average common shares outstanding (basic and diluted)	2,169,489	1,462,967	1,402,619	1,325,739	1,238,585

Balance Sheet Data:
Cash and cash equivalents	$380,446	$438,820	$393,421	$762,007	$753,891
Restricted investments	141,250	53,000	77,850	107,615	97,321
Total assets	7,490,695	1,694,149	1,658,528	2,085,362	1,957,613
Long-term debt, net of current portion	2,851,740	1,278,617	1,068,249	1,084,437	656,274
Stockholders’ (deficit) equity (2)	8,537	(792,737)	(389,071)	324,968	1,000,633

(1)	The 2008 results and balances reflect the results and balances of XM Holdings from the date of the Merger and a $4,766,190 goodwill impairment charge.
(2)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of three in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”); through more than 19,000 retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies, including Hertz and Avis.

As of December 31, 2008, we had 19,003,856 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreement with Hertz; active XM radios under our agreement with Avis; subscribers to SIRIUS Internet Radio and XM Internet Radio, our Internet services; and certain subscribers to our weather, traffic, data and video services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in the satellite radio services offered in Canada. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.

On August 5, 2008, Sirius Satellite Radio Inc. changed its name to Sirius XM Radio Inc. XM Satellite Radio Holdings Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.

Unaudited Pro Forma Information

The following discussion of our pro forma information includes non-GAAP financial results and measures that assume the Merger occurred on January 1, 2006. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 55 to 69) following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

Subscriber and Key Operating Metrics.    The following tables contain our pro forma subscribers and key operating metrics for the years ended December 31, 2008, 2007 and 2006:

Unaudited Pro Forma Annual Subscribers and Metrics:

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Beginning subscribers	17,348,622	13,653,107	9,249,517
Gross subscriber additions	7,710,306	8,077,674	7,629,645
Deactivated subscribers	(6,055,072)	(4,382,159)	(3,226,055)

Net additions	1,655,234	3,695,515	4,403,590

Ending subscribers	19,003,856	17,348,622	13,653,107

Retail	8,905,087	9,238,715	8,454,581
OEM	9,995,953	8,033,268	5,169,372
Rental	102,816	76,639	29,154

Ending subscribers	19,003,856	17,348,622	13,653,107

Retail	(333,628)	784,135	2,388,124
OEM	1,962,685	2,863,895	2,057,744
Rental	26,177	47,485	(42,278)

Net additions	1,655,234	3,695,515	4,403,590

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Average self-pay monthly churn (1)(7)	1.8%	1.7%	1.7%
Conversion rate (2)(7)	47.5%	50.9%	51.9%
ARPU (3)(7)	$10.51	$10.61	$10.82
SAC, as adjusted, per gross subscriber addition (4)(7)	$74	$86	$89
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.11	$1.18	$1.31
Total revenue	$2,436,740	$2,058,608	$1,570,652
Free cash flow (6)(7)	$(551,771)	$(504,869)	$(1,234,435)
Adjusted income (loss) from operations (8)	$(136,298)	$(565,452)	$(679,312)
Net loss	$(902,335)	$(1,247,633)	$(1,823,739)

Subscribers.    We ended 2008 with 19,003,856 subscribers, an increase of 10% from the 17,348,622 subscribers as of December 31, 2007. Gross subscriber additions decreased approximately 5% during 2008 from 2007. Domestic auto sales fell 18% to 13.2 million in 2008 from 16.1 million in 2007. The growth in OEM gross additions was offset by declines in retail gross additions. Deactivation rates for self-pay subscriptions were 1.8%; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU.    Total ARPU for the year ended December 31, 2008 was $10.51 compared to $10.61 for the year ended December 31, 2007. The decrease was driven by an increase in the mix of discounted OEM promotional subscriptions, subscriber winback programs, second subscribers and a decline in net advertising revenue per average subscriber.

SAC, As Adjusted, Per Gross Subscriber Addition.    SAC, as adjusted, per gross subscriber addition improved by 14% to $74 from $86 for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics and improved equipment margin.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber.    Customer service and billing expenses, as adjusted, per average subscriber improved 6% to $1.11 for the year ended December 31, 2008 compared with $1.18 for the year ended December 31, 2007. The decline was primarily due to efficiencies across a larger subscriber base.

Unaudited Pro Forma Results of Operations.    Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2006. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger, nor the goodwill impairment charge taken during 2008. See footnote 8 for a reconciliation of net loss to adjusted income (loss) from operations.

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Total revenue	$2,436,740	$2,058,608	$1,570,652

Operating expenses:
Satellite and transmission	99,185	101,721	105,768
Programming and content	446,638	401,461	352,968
Revenue share and royalties	477,962	403,059	218,928
Customer service and billing	244,195	217,402	179,183
Cost of equipment	66,104	97,820	84,182
Sales and marketing	342,296	413,084	414,984
Subscriber acquisition costs	577,126	654,775	644,578
General and administrative	267,032	271,831	172,785
Engineering, design and development	52,500	62,907	87,505
Depreciation and amortization	245,571	293,976	274,629
Share-based payment expense	124,619	165,099	505,964
Restructuring and related costs	10,434	—	—

Total operating expenses	2,953,662	3,083,135	3,041,474

Loss from operations	(516,922)	(1,024,527)	(1,470,822)
Other expense	(381,425)	(221,610)	(350,866)

Loss before income taxes	(898,347)	(1,246,137)	(1,821,688)
Income tax expense	(3,988)	(1,496)	(2,051)

Net loss	$(902,335)	$(1,247,633)	$(1,823,739)

Highlights for the Year Ended December 31, 2008.    Our revenue grew 18%, or by $378,132, in the year ended December 31, 2008. This revenue growth was driven by our 17% growth in average subscribers. This increase, combined with lower fixed costs, particularly in the fourth quarter, resulted in improved adjusted loss from operations of ($136,298) in 2008 versus ($565,452) in 2007, as increases in our variable costs were more than offset by decreases in other operating expenses. Total operating expenses, excluding restructuring, depreciation and share-based payment expense and a $27,500 one-time Merger related payment to a programming provider, decreased by 3%, or $78,522, during 2008.

Programming and content costs for the year ended December 31, 2008 increased 11%, or $45,177, including a one-time payment to a programming provider of $27,500 due upon completion of the Merger. Excluding this one-time payment, programming costs increased by 4% or $17,677.

Revenue share and royalties increased by 19%, or $74,903, over the prior year, maintaining a flat percentage of revenue of approximately 20% in 2008 and 2007. Customer service and billing costs increased 12%, or $26,793, from the prior year due to a larger subscriber base, mitigated by scale efficiencies. Cost of equipment declined by 32%, or $31,716, as compared to the prior year as a result of lower product costs. Sales and marketing costs declined 17%, or $70,788, due to reduced advertising and cooperative marketing spend, offset in part by higher customer retention spending. As a percentage of revenue, sales and marketing costs improved from 20% in 2007 to 14% in 2008.

Subscriber acquisition costs declined nearly 12%, or $77,649, and as a percentage of revenue improved from 32% to 24%. This improvement was primarily driven by a 14% improvement in SAC, as adjusted, per gross addition due to improved product economics and lower retail and OEM subsidies. Subscriber acquisition costs also declined as a result of the 5% decline in gross additions during 2008.

General and administrative costs decreased 2%, or $4,799, and declined as a percent of revenue, reflecting lower one time costs in connection with the Merger in the prior year and early integration savings in 2008. Engineering, design and development costs decreased 17%, or $10,407, due to fewer OEM platform launches and lower product development costs.

Other expenses increased by $159,815 or 72% as compared to 2007 as a result of higher interest expense and loss from redemption of debt during 2008.

Unaudited Pro Forma Fourth Quarter Subscribers and Metrics:

The following tables contain our pro forma subscribers and key operating metrics for the three months ended December 31, 2008, 2007 and 2006:

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Beginning subscribers	18,920,911	16,234,070	12,305,181
Gross subscriber additions	1,713,210	2,336,640	2,292,172
Deactivated subscribers	(1,630,265)	(1,222,088)	(944,246)

Net additions	82,945	1,114,552	1,347,926

Ending subscribers	19,003,856	17,348,622	13,653,107

Retail	8,905,087	9,238,715	8,454,581
OEM	9,995,953	8,033,268	5,169,372
Rental	102,816	76,639	29,154

Ending subscribers	19,003,856	17,348,622	13,653,107

Retail	(131,333)	314,908	830,153
OEM	218,249	791,356	535,854
Rental	(3,971)	8,288	(18,081)

Net additions	82,945	1,114,552	1,347,926

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Average self-pay monthly churn (1)(7)	1.8%	1.7%	1.7%
Conversion rate (2)(7)	44.2%	51.4%	49.8%
ARPU (7)(10)	$10.60	$10.42	$10.82
SAC, as adjusted, per gross subscriber addition (7)(11)	$70	$83	$90
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.18	$1.30	$1.42
Total revenue	$644,108	$557,515	$450,502
Free cash flow (7)(13)	$25,877	$5,405	$(33,788)
Adjusted income (loss) from operations (14)	$31,797	$(224,143)	$(236,628)
Net loss	$(248,468)	$(405,041)	$(502,321)

Subscribers.    We ended the fourth quarter 2008 with 19,003,856 subscribers, an increase of 10% from the 17,348,622 subscribers as of December 31, 2007. Gross subscriber additions decreased about 27% in the fourth quarter of 2008 from the fourth quarter of 2007. Gross additions in our OEM channel were approximately 13% lower in the fourth quarter versus the prior year period, with higher production penetration failing to offset declines in auto sales. Auto sales fell 35% in the fourth quarter of 2008 to 2.5 million from 3.8 million in the fourth quarter of 2007. The decline in OEM gross additions was also accompanied by declines in retail gross additions. Deactivations for self-pay subscriptions remained relatively consistent at 1.8% per month; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU.    Total ARPU for the three months ended December 31, 2008 was $10.60, compared to $10.42 for the three months ended December 31, 2007. The increase was driven by the start of our “Best of” package sales, most of which were at the $16.99 price point, and by lower OEM inventories. These factors were partially offset by an increase in the mix of discounted OEM promotional trials, subscriber winback programs, second subscribers and a decline in net advertising revenue per average subscriber.

SAC, As Adjusted, Per Gross Subscriber Addition.    SAC, as adjusted, per gross subscriber addition was $70 and $83 for the three months ended December 31, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics and improved equipment margin.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber.    Customer service and billing expenses, as adjusted, per average subscriber declined 9% to $1.18 for the three months ended December 31, 2008 compared with $1.30 for the three months ended December 31, 2007. The decline was primarily due to efficiencies across a larger subscriber base.

Unaudited Pro Forma Results of Operations.    Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2006. The pro forma information below does not give effect to any adjustments as a result the purchase price accounting for the Merger, nor the goodwill impairment charge taken during 2008. See footnote 14 for a reconciliation of net loss to adjusted income (loss) from operations.

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Total revenue	$644,108	$557,515	$450,502
Operating expenses:
Satellite and transmission	22,851	23,697	23,609
Programming and content	105,215	109,076	97,990
Revenue share and royalties	122,711	163,541	64,467
Customer service and billing	67,036	65,006	53,980
Cost of equipment	18,084	37,334	42,630
Sales and marketing	81,712	123,711	146,650
Subscriber acquisition costs	132,731	180,767	189,868
General and administrative	51,591	64,223	49,326
Engineering, design and development	10,380	14,303	18,610
Depreciation and amortization	49,519	75,045	71,538
Share-based payment expense	24,945	52,897	68,649
Restructuring and related costs	2,977	—	—

Total operating expenses	689,752	909,600	827,317

Loss from operations	(45,644)	(352,085)	(376,815)
Other expense	(202,649)	(52,055)	(124,113)

Loss before income taxes	(248,293)	(404,140)	(500,928)
Income tax expense	(175)	(901)	(1,393)

Net loss	$(248,468)	$(405,041)	$(502,321)

Highlights for the Three Months Ended December 31, 2008.    Our revenue grew 16%, or by $86,593, in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. This revenue growth was driven primarily by our 13% growth in average subscribers. Advertising revenue in the fourth quarter fell by approximately 23% due to advertisers reduced spending while other revenue decreased by 5%. This increased revenue was accompanied by lower operating costs, as described below, resulting in a significantly improved adjusted loss from operations of $31,797 compared to ($224,143) in the fourth quarter of 2007. Total operating expenses, excluding goodwill impairment, restructuring, depreciation and share-based payment expense, decreased by 22%, or $169,347, in the quarter.

Programming and content costs decreased by 4%, or $3,861, from the prior year’s quarter as a result of Merger related savings.

Revenue share and royalties, respectively representing approximately 19% and 29% of revenue during 2008 and 2007, decreased by 25%, or $40,830, over the prior year’s quarter. The prior period included a charge of $52,440 resulting from the decision in January 2008 of the Copyright Royalty Board to increase royalties to the music industry commencing January 1, 2007. Adjusting for the royalty accrual in the fourth quarter of 2007, Revenue share and royalties increased 10%, or $11,610, from the fourth quarter of 2007. Customer service and billing costs increased 3%, or $2,030, from the prior year’s quarter, reflecting higher subscriber totals and improved scale efficiencies. Cost of equipment declined by 52% or $19,250 as compared to the prior year’s quarter as a result of lower product costs.

Sales and marketing cost declined 34%, or $41,999, over the prior year’s quarter due to reduced advertising and cooperative marketing spend and Merger related savings, offset in part by higher customer retention spending. Sales and marketing costs were 13% of revenue in the fourth quarter of 2008 compared to 22% of revenue in the fourth quarter 2007.

Subscriber acquisition costs declined 27%, or $48,036, and as a percent of revenue improved from 32% to 21% over the prior year’s quarter. This improvement was driven by 27% lower gross additions in the fourth quarter.

General and administrative costs decreased 20%, or $12,632, and declined as a percent of revenue from 12% to 8% over the prior year’s quarter, reflecting lower Merger costs and savings from the integration of administrative functions. Engineering, design and development costs decreased 27%, or $3,923, due to lower product development costs and Merger savings.

Other expenses increased by $150,594 or 289% as compared to prior year’s quarter as a result of higher interest expense and loss from redemption of debt during 2008.

Actual Results of Operations

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly self-pay churn; conversion rate; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations for the definitions and further discussion of usefulness of such non-GAAP financial measures.

The discussion of our results of operations for the years ended December 31, 2008, 2007 and 2006 includes the financial results of XM from the date of the Merger. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses trends we believe are significant.

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Beginning subscribers	8,321,785	6,024,555	3,316,560
Gross subscriber additions	14,954,112	4,183,901	3,758,159
Deactivated subscribers	(4,272,041)	(1,886,671)	(1,050,164)

Net additions	10,682,071	2,297,230	2,707,995

Ending subscribers	19,003,856	8,321,785	6,024,555

Retail	8,905,087	4,640,710	4,041,826
OEM	9,995,953	3,665,631	1,959,009
Rental	102,816	15,444	23,720

Ending subscribers	19,003,856	8,321,785	6,024,555

Retail	4,264,378	598,884	1,576,463
OEM	6,330,321	1,706,622	1,135,316
Rental	87,372	(8,276)	(3,784)

Net additions	10,682,071	2,297,230	2,707,995

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Average self-pay monthly churn (1)(7)	1.8%	1.6%	1.6%
Conversion rate (2)(7)	47.5%	47.5%	44.1%
ARPU (7)(16)	$9.91	$10.46	$11.01
SAC, as adjusted, per gross subscriber addition (7)(17)	$69	$98	$114
Customer service and billing expenses, as adjusted, per average subscriber (7)(18)	$1.02	$1.10	$1.37
Total revenue	$1,663,992	$922,066	$637,235
Free cash flow (7)(19)	$(244,467)	$(218,624)	$(500,715)
Adjusted income (loss) from operations (20)	$31,032	$(327,410)	$(513,140)
Net loss	$(5,313,288)	$(565,252)	$(1,104,867)

Subscribers.    We ended 2008 with 19,003,856 subscribers, an increase of 128% from the 8,321,785 subscribers as of December 31, 2007. The increase was a result of the 9,716,070 subscribers acquired in the Merger, and a 25% increase in gross subscriber additions due to the inclusion of XM in our operating results as a result of the Merger. Gross additions in our OEM channel continued to grow as automakers continued to increase the portion of their production which incorporates satellite radio. The growth in OEM gross additions was offset by declines in retail gross additions. Deactivations include the results of XM from the date of the Merger. The deactivation rate for self-pay subscriptions increased slightly while the conversion rate for subscribers in paid promotional trial periods stayed constant.

ARPU.    Total ARPU for the year ended December 31, 2008 was $9.91, compared to $10.46 for the year ended December 31, 2007. The decrease was driven by an increase in the mix of discounted OEM promotional trials, subscriber winback programs, second subscribers, the effect of purchase price accounting adjustments and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition.    SAC, as adjusted, per gross subscriber addition was $69 and $98 for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics, the effect of purchase price accounting adjustments and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber.    Customer service and billing expenses, as adjusted, per average subscriber declined 7% to $1.02 for the year ended December 31, 2008 compared with $1.10 for the year ended December 31, 2007. The decline was primarily due to efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations.    Our adjusted income (loss) from operations for the year ended December 31, 2008 was $31,032 compared to ($327,410) for the year ended December 31, 2007. Adjusted income (loss) from operations was favorably impacted by the $741,926 increase in revenues, partially offset by the $383,484 increase in expenses included in adjusted income (loss) from operations, both of which were favorably impacted by the inclusion of the operating results of XM in the amount of $82,863.

Subscriber and Key Operating Metrics.    The following tables contain our subscribers and key operating metrics for the three months ended December 31, 2008, 2007 and 2006:

Fourth Quarter Subscribers and Metrics:

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Beginning subscribers	18,920,911	7,667,476	5,119,308
Gross subscriber additions	1,713,210	1,194,014	1,234,574
Deactivated subscribers	(1,630,265)	(539,705)	(329,327)

Net additions	82,945	654,309	905,247

Ending subscribers	19,003,856	8,321,785	6,024,555

Retail	8,905,087	4,640,710	4,041,826
OEM	9,995,953	3,665,631	1,959,009
Rental	102,816	15,444	23,720

Ending subscribers	19,003,856	8,321,785	6,024,555

Retail	(131,333)	211,962	559,312
OEM	218,249	444,244	348,935
Rental	(3,971)	(1,897)	(3,000)

Net additions	82,945	654,309	905,247

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Average self-pay monthly churn (1)(7)	1.8%	1.7%	1.7%
Conversion rate (2)(7)	44.2%	47.4%	42.6%
ARPU (7)(21)	$10.24	$10.05	$10.92
SAC, as adjusted, per gross subscriber addition (7)(22)	$59	$87	$103
Customer service and billing expenses, as adjusted, per average subscriber (7)(23)	$1.18	$1.23	$1.60
Total revenue	$622,183	$249,816	$193,380
Free cash flow (7)(24)	$25,877	$75,921	$30,409
Adjusted income (loss) from operations (25)	$72,155	$(107,220)	$(166,809)
Net loss	$(245,844)	$(166,223)	$(245,597)

Subscribers.    We ended the fourth quarter 2008 with 19,003,856 subscribers, an increase of 128% from the 8,321,785 subscribers as of December 31, 2007. The increase was primarily a result of the additional subscribers acquired in the Merger. Gross subscriber additions increased approximately 43% in the fourth quarter of 2008 from the fourth quarter of 2007 due to the inclusion of the XM business in our operating results in the current period; offset by a decline in gross additions of SIRIUS subscriptions in the quarter versus the prior year. Deactivations include the results of the XM business in the current quarter. Deactivations for self-pay subscriptions remained relatively consistent at 1.8% per month; non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU.    Total ARPU for the three months ended December 31, 2008 was $10.24, compared to $10.05 for the three months ended December 31, 2007. The increase was driven by the start of our “Best of” package sales, most of which were at the $16.99 price point, and by a lower mix of prepaid subscriptions from automakers in vehicles which have not sold through to end customers. These factors were partially offset by an increase in the mix of discounted OEM promotional trials, subscriber winback programs, second subscribers, the effect of purchase price accounting adjustments and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition.    SAC, as adjusted, per gross subscriber addition was $59 and $87 for the three months ended December 31, 2008 and 2007, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics, the effect of purchase price accounting adjustments and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by our increasing mix of OEM gross subscriber additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber.    Customer service and billing expenses, as adjusted, per average subscriber declined 4% to $1.18 for the three months ended December 31, 2008 compared with $1.23 for the three months ended December 31, 2007. The decline was primarily due to efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations.    Our adjusted income (loss) from operations for the three months ended December 31, 2008 was $72,155 compared to ($107,220) for the three months ended December 31, 2007. Adjusted income (loss) from operations was favorably impacted by the $372,367 increase in revenues, partially offset by the $192,992 increase in expenses included in adjusted income (loss) from operations, both of which were favorably impacted by the inclusion of the operating results of XM in the amount of $60,371.

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Total revenue	$622,183	$249,816	$193,380

Operating expenses:
Satellite and transmission	24,481	5,175	7,518
Programming and content	89,214	62,735	80,414
Revenue share and royalties	103,217	56,762	21,062
Customer service and billing	67,818	29,288	25,912
Cost of equipment	18,084	15,886	22,105
Sales and marketing	80,699	56,866	77,780
Subscriber acquisition costs	113,512	100,062	122,196
General and administrative	64,586	37,212	32,379
Engineering, design and development	12,404	7,946	13,448
Impairment of goodwill	15,331	—	—
Depreciation and amortization	82,958	27,638	27,495
Restructuring and related costs	2,977	—	—

Total operating expenses	675,281	399,570	430,309

Loss from operations	(53,098)	(149,754)	(236,929)
Other expense	(192,571)	(15,699)	(8,512)

Loss before income taxes	(245,669)	(165,453)	(245,441)
Income tax expense	(175)	(770)	(156)

Net loss	$(245,844)	$(166,223)	$(245,597)

Highlights for the Three Months Ended December 31, 2008.    Our revenue grew 149%, or by $372,367, in the three months ended December 31, 2008 compared to the three months ended December 31, 2007. $316,623 of the increase was attributable to the inclusion of XM’s results for the fourth quarter of 2008. Adjusted income (loss) from operations was

$72,155 in the fourth quarter of 2008 quarter compared to ($107,220) in the fourth quarter of 2007. Total operating expenses, excluding goodwill impairment, restructuring, depreciation and share-based payment expense, increased by 54%, or $192,992, in the quarter. $262,908 of the increase was attributable to the Merger.

Programming and content costs increased by 42%, or $26,479, over the prior year’s quarter, as a result of the inclusion of XM’s programming costs for the fourth quarter of 2008.

Revenue share and royalties increased by 82%, or $46,455, over the prior year’s quarter. $52,564 of the increase was attributable to the Merger. Customer service and billing costs increased 132%, or $38,530, from the prior year’s quarter. $36,002 of the increase was attributable to the Merger.

Sales and marketing cost increased 42%, or $23,833, over the prior year’s quarter due to reduced advertising and cooperative marketing spend, offset in part by higher customer retention spending. $32,012 of the increase was attributable to the Merger.

Subscriber acquisition costs increased 13%, or $13,450, over the prior year’s quarter. $37,343 of the increase was attributable to the Merger. The offsetting decrease in subscriber acquisition costs of $23,893 was driven by improved product economics and lower retail and OEM subsidies.

General and administrative costs increased 74%, or $27,374, over the prior year’s quarter. $24,006 of the increase was attributable to the Merger. Engineering, design and development costs increased 56%, or $4,458. $6,467 of the increase was attributable to the Merger. The offsetting decrease was due lower product development costs and savings at SIRIUS as result of the Merger.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 — Actual

Total Revenue

Subscriber Revenue.    Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber revenue was $1,543,951 and $854,933, respectively, an increase of 81% or $689,018. The Merger was responsible for approximately $467,489 of the increase and the remaining increase was primarily attributable to the growth of subscribers to our services.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, subscriber revenue was $854,933 and $575,404, respectively, an increase of 49% or $279,529. The increase was primarily attributable to the 38% growth of subscribers to our service.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Years Ended December 31,
	2008	2007	2006
Subscription fees	$1,524,758	$853,832	$572,386
Activation fees	23,025	20,878	15,612
Effect of rebates	(3,832)	(19,777)	(12,594)

Total subscriber revenue	$1,543,951	$854,933	$575,404

Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. Overall, we expect subscription revenue to increase due to the inclusion of the full period results of XM.

Advertising Revenue.    Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, net advertising revenue was $47,190 and $34,192, respectively, which represents an increase of $12,998. The Merger was responsible for approximately $9,745 of the increase and the remaining increase was primarily attributable to an increase in advertisers compared to the year ended December 31, 2007.

•	2007 vs. 2006: For the years ended December 31, 2007 and 2006, net advertising revenue was $34,192 and $31,044, respectively, an increase of $3,148.

We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Additionally, advertising revenue will increase as a result of the inclusion of the full period results of XM. Advertising revenue is subject to fluctuation based on the national advertising environment.

Equipment Revenue.    Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, equipment revenue was $56,001 and $29,281, respectively, which represents an increase of $26,720. The Merger was responsible for approximately $18,991 of the increase and the remaining increase was primarily attributable to higher unit sales at higher average prices.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, equipment revenue was $29,281 and $26,798, respectively, an increase of $2,483. The increase was the result of higher sales through our direct to consumer distribution channel, offset by the effects of promotional discounts and rebates.

We expect equipment revenue to increase as we introduce new products, integrate XM products and as sales grow through our direct to consumer distribution channel as well as the inclusion of the full period results of XM.

Operating Expenses

Satellite and Transmission.    Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, satellite and transmission expenses were $59,279 and $27,907, respectively, which represents an increase of $31,372 primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $29,852 during the year ended December 31, 2008.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, satellite and transmission expenses were $27,907 and $41,797, respectively, a decrease of $13,890. This decrease was a result of sales of certain satellite parts and lower maintenance and utility expense in 2007; and 2006 included an impairment charge associated with certain satellite long-lead time parts we purchased in 1999 that we no longer need.

We expect satellite and transmission expenses to decrease as we consolidate terrestrial repeater sites and realize other cost savings as a result of the Merger, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

Programming and Content.    Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense and the cost of sharing advertising revenue is recorded as Revenue share and royalties in the period the advertising is broadcast.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, programming and content expenses were $312,189 and $236,059, respectively, which represents an increase of $76,130 primarily due to the Merger.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, programming and content expenses were $236,059 and $520,424, respectively, a decrease of $284,365. Excluding share-based payment expense of $9,643 and $321,774 for the years ended December 31, 2007 and 2006, respectively, programming and content expenses increased $27,766 from $198,650 to $226,416, which was primarily attributable to talent and license fees associated with new programming agreements, including NASCAR, and compensation related costs for additions to headcount. Share-based payment expense decreased $312,131 primarily due to expense associated with shares of our common stock delivered to Howard Stern and his agent in 2006 upon the satisfaction of certain performance targets.

Our programming and content expenses, excluding share-based payment expense, is expected to decrease as we reduce duplicate programming and content costs, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

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

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, revenue share and royalties were $280,852 and $146,715, respectively, which represents an increase of $134,137. The increase was primarily attributable to an increase in our revenues, the $91,103 effect of including XM’s revenue share and royalty expense as a result of the Merger and an increase in the statutory royalty rate due for the performance of sound recordings.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, revenue share and royalties were $146,715 and $69,918, respectively, an increase of $76,797, or 110%. This increase was primarily attributable to the determination by the Copyright Royalty Board of the royalty rate under the statutory license covering the performance of sound recordings. The 2007 royalty rate of 6% of gross revenue resulted in royalty expense of approximately $48,100, of which approximately $25,900 was recorded in the fourth quarter of 2007. The growth in revenues and increase in our OEM subscriber base also contributed to the increase in revenue share and royalties.

We expect these costs to increase as we continue to experience revenue growth and expand our distribution of SIRIUS and XM radios through automakers, as a result of statutory increases in the royalty rate for sound recording performances and as a result of the inclusion of the full period results of XM.

Customer Service and Billing.    Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management systems as well as bad debt expense.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, customer service and billing expenses were $165,036 and $93,817, respectively, which represents an increase of $71,219 primarily due to the Merger. XM’s customer services and billing expense accounted for $59,821 during the year ended December 31, 2008. The remaining increase was primarily attributed to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger customer base.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, customer service and billing expenses were $93,817 and $76,462, respectively, an increase of $17,355. This increase was primarily due to call center operating costs necessary to accommodate our subscriber base, transaction fees due to the addition of new subscribers, and an increase in bad debt expense. Customer service and billing expenses, increased 23% compared with an increase in our subscribers of 38% year over year.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense associated with a larger subscriber base as well as the inclusion of the full period results of XM.

Cost of Equipment.    Cost of equipment includes costs from the sale of SIRIUS and XM radios, components and accessories.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, cost of equipment was $46,091 and $35,817, respectively, which represents an increase of $10,274. The Merger related increase of approximately $12,299 was offset partially by lower costs.

•	2007 vs. 2006: For the years ended December 31, 2007 and 2006, cost of equipment was $35,817 and $35,233, respectively, an increase of $584.

We expect cost of equipment to vary in the future with changes in sales through our direct to consumer distribution channel; however, such expenses are expected to increase as a result of the inclusion of the full period results of XM.

Sales and Marketing.    Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, sales and marketing expenses were $231,937 and $183,213, respectively, which represents an increase of $48,724. The Merger increased sales and marketing expense by $60,964 of the increase, which was offset partially by a reduction in consumer advertising.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, sales and marketing expenses were $183,213 and $203,682, respectively, a decrease of $20,469. Excluding share-based payment expense of $15,607 and $19,543 for the years ended December 31, 2007 and 2006, respectively, sales and marketing expense decreased $16,533 from $184,139 to $167,606. This decrease of $16,533 was primarily due to lower consumer marketing and advertising and reduced cooperative marketing spend with our distributors offset by higher compensation related costs. Sales and marketing expenses, excluding share-based payment expense, decreased 9% compared with a 45% increase in total revenue from $637,235 for the year ended December 31, 2006 to $922,066 for the year ended December 31, 2007.

We expect sales and marketing expenses, excluding share-based payment expense, to decrease as we consolidate our advertising and promotional activities, gain efficiencies in marketing management and eliminate overlapping distribution support costs, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

Subscriber Acquisition Costs.    Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance or concurrent with acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios and revenue share payments to automakers and retailers of SIRIUS and XM radios.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber acquisition costs were $371,343 and $407,642, respectively, which represents a decrease of $36,299. This decrease was primarily due to lower retail and OEM subsidies due to better product economics, offset partially by the impact of the Merger. XM’s subscriber acquisition costs accounted for $64,825 during the year ended December 31, 2008.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, subscriber acquisition costs were $407,642 and $451,614, respectively, a decrease of 10% or $43,972. Excluding share-based payment expense of $2,843 and $31,898 for the years ended December 31, 2007 and 2006, respectively, subscriber acquisition costs decreased $14,917, from $419,716 to $404,799. This decrease was primarily attributable to lower chipset subsidies and commission costs offset by higher OEM hardware subsidies. Share-based payment expense decreased $29,055 primarily due to the timing of third parties achieving milestones and changes in the fair market value of such awards.

We expect total subscriber acquisition costs to fluctuate as increases or decreases in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of SIRIUS and XM radios, but increase overall as a result of the inclusion of the full period results of XM. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

General and Administrative.    General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, general and administrative expenses were $213,142 and $155,863, respectively, which represents an increase of $57,279. Excluding share-based payment expense of $49,354 and $44,317 for the years ended December 31, 2008 and 2007, respectively, general and administrative expenses increased $52,242 from $111,546 to $163,788, primarily due to the impact of the Merger. XM’s general and administrative expense accounted for $43,222 during the year ended December 31, 2008. The remaining increase was primarily attributable to higher compensation-related costs to support the growth of our business.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, general and administrative expenses were $155,863 and $129,953, respectively, an increase of $25,910. Excluding share-based payment expense of $44,317 and $49,928 for the years ended December 31, 2007 and 2006, respectively, general and administrative expenses increased $31,521 from $80,025 to $111,546. This increase of $31,521 was primarily a result of legal fees associated with increased litigation, including the CRB proceeding, and employment-related costs to support the growth of our business.

We expect our general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we integrate XM. General and administrative expenses may fluctuate in certain periods as a result of litigation costs, however such expenses are expected to increase in the aggregate due to inclusion of the full period results of XM.

Engineering, Design and Development.    Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, engineering, design and development expenses were $40,496 and $41,343, respectively, which represents a decrease of $847. Excluding share-based payment expense of $6,192 and $3,584 for the years ended December 31, 2008 and 2007, respectively, engineering, design and development expenses decreased $3,455 from $37,759 to $34,304. This decrease was primarily due to reduced OEM and product development costs, offset partially by the impact of the Merger.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, engineering, design and development expenses were $41,343 and $70,127, respectively, a decrease of $28,784. Excluding share-based payment expense of $3,584 and $11,395 for the years ended December 31, 2007 and 2006, respectively, engineering, design and development expenses decreased $20,973 from $58,732 to $37,759. This decrease of $20,973 was primarily attributable to reduced OEM tooling and manufacturing upgrades associated with the factory installation of SIRIUS radios in additional vehicle models offset by higher employment related costs. Share-based payment expense decreased $7,811 primarily due to the timing of third parties achieving certain production milestones.

We expect engineering, design and development expenses, excluding share-based payment expense, to decrease in future periods as we complete the integration of SIRIUS and XM and gain efficiencies in engineering, design and development activities, however such expenses are expected to increase in the aggregate due to inclusion of the full period results of XM.

Other Income (Expense)

Interest and Investment Income.    Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest and investment income was $9,079 and $20,570, respectively. The decrease of $11,491 was primarily attributable to lower interest rates in 2008 and a lower cash balance.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, interest and investment income was $20,570 and $33,320, respectively. The decrease of $12,750 was primarily attributable to a lower cash balance in 2007 than 2006 and higher interest rates in 2006.

Interest Expense.    Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.

•

2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest expense was $144,833 and $70,328, respectively, which represents an increase of $74,505. Interest expense increased significantly as a result of the Merger, due to $2,576,512 of additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicle.

•

2007 vs. 2006: For the years ended December 31, 2007 and 2006, interest expense was $70,328 and $64,032, respectively, an increase of $6,296. The increase was primarily the result of the interest expense associated with the SIRIUS term loan, offset by interest capitalized in 2007 associated with satellite construction and a related launch vehicle.

Loss from redemption of debt.    Loss from redemption of debt includes losses incurred as a result of the conversion of our 2 1/2% Convertible Notes due 2009.

•	2008 vs. 2007: For the year ended December 31, 2008 and 2007, loss from redemption of debt was $98,203 and $0, respectively.

•	2007 vs. 2006: For the years ended December 31, 2007 and 2006, we did not incur any losses from the redemption of our debt.

Loss on investments.    Loss on investments includes our share of SIRIUS Canada’s and XM Canada’s net losses, and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.

•	2008 vs. 2007: For the year ended December 31, 2008, loss on investment was $30,507 and $0, respectively.

•	2007 vs. 2006: For the years ended December 31, 2006, loss on investment was $0 and $4,445, respectively.

Income Taxes

Income Tax Expense.    Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	2008 vs. 2007: We recorded income tax expense of $2,476 and $2,435 for the years ended December 31, 2008 and 2007, respectively.

•	2007 vs. 2006: We recorded income tax expense of $2,435 and $2,065 for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 and for the Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

As of December 31, 2008 and 2007, we had $380,446 and $438,820, respectively, in cash and cash equivalents.

The following table presents a summary of our cash flow activity for the periods set forth below. All numbers in this subsection are stated in thousands:

	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Cash flows used in operating activities	$(152,797)	$(148,766)	$(421,702)	$(4,031)	$272,936
Cash flows provided by (used in) investing activities	728,425	(54,186)	27,329	782,611	(81,515)
Cash flows (used in) provided by financing activities	(634,002)	248,351	25,787	(882,353)	222,564

Net (decrease) increase in cash and cash equivalents	(58,374)	45,399	(368,586)	(103,773)	413,985
Cash and cash equivalents at beginning of period	438,820	393,421	762,007	45,399	(368,586)

Cash and cash equivalents at end of period	$380,446	$438,820	$393,421	$(58,374)	$45,399

Cash Flows Used in Operating Activities

•

2008 vs. 2007: Net cash used in operating activities increased $4,031 to $152,797 for the year ended December 31, 2008 from $148,766 for the year ended December 31, 2007. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $190,345, offset partially by a decrease in cash provided by working capital of $194,376. The decrease in working capital was primarily due to decreases in cash provided by deferred revenue and accounts payable and accrued expenses.

•

2007 vs. 2006: Net cash used in operating activities decreased $272,936 to $148,766 for the year ended December 31, 2007 from $421,702 for the year ended December 31, 2006. Such decrease in the net outflows of cash was attributable to the improvement in adjusted income (loss) from operations of $185,730; higher purchase of inventory in 2006 and timing of payments related to programming and distribution arrangements in 2006.

Cash Provided by (Used in) Investing Activities

•

2008 vs. 2007: Net cash provided by investing activities was $728,425 for the year ended December 31, 2008 compared with net cash used in investing activities of $54,186 for the year ended December 31, 2007. The $782,611 increase was primarily due to the inclusion of $819,521 in net cash acquired from XM in the Merger offset partially by increased capital expenditures of $65,287 associated with our satellite construction and launch vehicle.

•

2007 vs. 2006: Net cash used in investing activities was $54,186 for the year ended December 31, 2007 compared with net cash provided by investing activities of $27,329 for the year ended December 31, 2006. The $81,515 decrease in cash provided was primarily a result of sales of auction rate securities in 2006; $29,444 of Merger related costs incurred in 2007; offset by a decrease in capital expenditures in 2007 of $27,410 associated with our satellite construction and launch vehicle.

We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash (Used In) Provided by Financing Activities

•

2008 vs. 2007: Net cash used in financing activities increased $882,353 to $634,002 for the year ended December 31, 2008 from net cash provided by financing activities of $248,351 for the year ended December 31, 2007. Significant financing activities for the year ended December 31, 2008 included $550,000 in cash proceeds from the issuance of 7% exchangeable senior subordinated notes; $613,400 in cash used to extinguish 99% of the principal and accrued interest on XM’s 9.75% Notes; $203,500 in cash used to extinguish 100% of the principal, accrued interest and prepayment premiums on XM’s Floating Rate Notes; and $309,400 for transponder repurchase obligation, from both debt and equity holders of a consolidated variable interest entity, including a prepayment premium and interest accrued through the date of extinguishment.

•

2007 vs. 2006: Net cash provided by financing activities increased $222,564 to $248,351 for the year ended December 31, 2007 from $25,787 for the year ended December 31, 2006. The increase was a result of additional proceeds, net of related costs and principal repayments, from the SIRIUS term loan entered into in June 2007.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues.

Future Liquidity and Capital Resource Requirements

Debt Maturing in 2009 and 2010.    We have approximately $537,000 of debt maturing in 2009 and 2010, including:

•	at SIRIUS, $1,744 of 8 3/4% Convertible Subordinated Notes that mature on September 29, 2009;

•	at XM Holdings, approximately $227,500 of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33,200 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009; and

•	at XM, a $350,000 credit facility, which is fully drawn and $100,000 of which is due in 2009, $175,000 is due by May 5, 2010 and $75,000 is due in May 2011.

As a result of the May 2010 maturities, our existing cash balances and our cash flows from operating activities may not be sufficient to fund our projected cash needs at that time. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, or results of operations, and our ability to make payments on our debt, and could force use to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in credit and financial markets continues.

Since October 1, 2008, we have entered into a series of transactions to improve our liquidity and strengthen our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of our common stock for $128,412 aggregate principal amount of our 2 1/2% Convertible Notes due 2009;

•

the exchange of $172,485 aggregate principal amount of outstanding 10% Convertible Senior Notes due 2009 of XM Holdings for a like principal amount of XM Holdings’ Senior PIK Secured Notes due June 2011; and

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $350,000 in the form of loans to us, are committed to invest an additional $180,000 in loans to us, and have received a significant equity interest in us.

See Note 19 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on certain of these transactions.

Credit Agreement with Space Systems/Loral.    In July 2007, SIRIUS amended and restated its Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS in an aggregate principal amount of up to $100,000 to finance the purchase of SIRIUS’ fifth and sixth satellites. After April 6, 2009, Loral’s commitment will be limited to 80% of amounts due with respect to the construction of our sixth satellite. Loans made under the Loral Credit Agreement will be secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including SIRIUS’ rights to the new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty.

SIRIUS has not requested any loans under the Loral Credit Agreement with Space Systems/Loral. The Loral Credit Agreement contains certain drawing conditions, including the requirement that SIRIUS have a market capitalization of at least $1 billion. As a result of these borrowing conditions, we currently cannot borrow under this facility and in the future we may be limited in our ability to borrow under this facility. We are in discussions with Space Systems/Loral regarding ways in which SIRIUS can realize the financial benefits it expected to receive under the Loral Credit Agreement, including through deferred payments on SIRIUS’ satellite purchase agreements and other concessions, perhaps without drawing under the Loral Credit Agreement.

Operating Liquidity.    Based upon our current plans, and other than our need to refinance our debt maturing in 2010, we believe that both SIRIUS and XM have sufficient cash, cash equivalents and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain of activities, including the launch of satellites, the deferral or payment of bonuses with equity, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

We are the sole stockholder of XM Holdings and its subsidiaries and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital to support its operations. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital to support its operations. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.

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

Off-Balance Sheet Arrangements

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2008 and 2007, $141,250 and $53,000, respectively, was classified as restricted investments as a result of obligations under these letters of credit and escrow deposits. In 2009, we released to Major League Baseball and NASCAR an aggregate of $140,000 held in escrow in satisfaction of future obligations under our agreements with them.

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

As of December 31, 2008, approximately 96,557,000 shares of our common stock were available for grant under the 2003 Plan. During the year ended December 31, 2008, employees exercised 117,442 stock options at exercise prices ranging from $1.45 to $3.36 per share, resulting in proceeds to us of $208.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of December 31, 2008, there were 62,102,063 shares available for future grant under the 2007 Plan.

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

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM share. Since the Merger, there have been no grants of awards from the Talent Plan. As of December 31, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

As of December 31, 2008, approximately 185,368,000 stock options, shares of restricted stock and restricted stock units were outstanding under all of our plans.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 16 of to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of related party transactions, see Note 10 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

Fair Value of XM Assets Acquired and Liabilities Assumed.    On July 28, 2008, our wholly owned subsidiary Vernon Merger Corporation merged (the “Merger”) with and into XM Satellite Radio Holdings Inc., with XM Holdings becoming our wholly-owned subsidiary. The application of purchase accounting under SFAS No. 141, Business Combinations, resulted in the transaction being valued at $5,836,363 and our recording of goodwill acquired totaling $6,601,046.

Long-Lived Assets.    We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

In June 2006 we wrote-off $10,917 for the net book value of certain satellite long-lead time parts purchased in 1999 that we will no longer need.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. During the year ended December 31, 2008, we recorded $4,766,190 of goodwill impairment. At December 31, 2008, our intangible assets with indefinite lives total $2,333,654, and remaining unamortized total basis of our intangible assets with definite lives was $438,671.

Useful Life of Broadcast/Transmission System.    Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our three in-orbit SIRIUS satellites were originally 15 years from the date they were placed into orbit. In June 2006, we adjusted the useful lives of two of our in-orbit SIRIUS satellites to 13 years to reflect the unanticipated loss of power from the solar array and the way we intend to operate the constellation. We continue to expect our spare SIRIUS satellite to operate effectively for 15 years from the date of launch. XM Holdings operates four in-orbit satellites, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched one in each of 2005 and 2006. We estimate that the XM-3 and XM-4 satellites will meet their fifteen year predicted useful lives, and that XM-1 and XM-2 satellite’s useful lives will end in 2010. XM Holdings is constructing an additional XM satellite which is in storage awaiting its launch.

Our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2008 would result in approximately $12,662 of additional depreciation expense.

Revenue Recognition.    Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Hertz and Avis; non-refundable activation fees; and the effects of rebates.

We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle typically receive a three to twelve month prepaid subscription. We receive payment from certain automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the service period upon activation and sale to a customer. We also reimburse certain automakers for certain costs associated with the installation of certain satellite radios at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future. If we were to revise our estimate our recognition of activation fees would change, for example, a 10% decrease to the estimated term of a subscriber relationship during 2008 would result in approximately $7,675 of additional activation fees.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on currently available take-rate data. In subsequent periods, estimates are adjusted when necessary. For certain instant rebate promotions, we have recorded the consideration paid by us to the consumer as a reduction to revenue in the period the customer participated in the promotion.

In September 2006, the FASB issued EITF No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. The Task Force concluded that if consideration given by a service provider to a third-party manufacturer or reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, Accounting for Consideration Given by a

Vendor to a Customer. EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We adopted EITF No. 06-01 for the year ended December 31, 2007, which did not have a material impact on our consolidated results of operations or financial position.

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

Equipment revenue from the direct sale of SIRIUS and XM radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.

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

Share-based Payment.    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, using the modified prospective transition method. Our 2005 consolidated results of operations and financial position were not restated under this transition method. The share-based payment expense recognized beginning January 1, 2006 includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of, January 1, 2006 based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period. SFAS No. 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates.

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

Upon adoption of SFAS No. 123R, we continued to estimate the fair value of stock-based awards using the Black-Scholes-Merton option valuation model (“Black-Scholes-Merton”). Black-Scholes-Merton was developed to estimate the fair market value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair market value estimate, the existing option valuation models do not necessarily provide a reliable single measure of the fair value of our stock-based awards.

Fair value determined using Black-Scholes-Merton varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimated the fair value of awards granted during the years ended

December 31, 2008, 2007 and 2006 using the implied volatility of actively traded options on our stock. We believe that implied volatility is more representative of future stock price trends than historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the reporting date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

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

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Footnotes

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.
(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.
(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Subscriber revenue	$2,247,334	$1,879,766	$1,417,222
Net advertising revenue	69,933	73,340	66,374

Total subscriber and net advertising revenue	$2,317,267	$1,953,106	$1,483,596

Daily weighted average number of subscribers	18,373,274	15,342,041	11,428,642
ARPU	$10.51	$10.61	$10.82

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Subscriber acquisition cost	$577,140	$666,785	$676,476
Less: share-based payment expense granted to third parties and employees	(14)	(12,010)	(31,898)
Less/Add: margin from direct sales of radios and accessories	(3,294)	40,206	35,664

SAC, as adjusted	$573,832	$694,981	$680,242

Gross subscriber additions	7,710,306	8,077,674	7,629,645
SAC, as adjusted, per gross subscriber addition	$74	$86	$89

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Customer service and billing expenses	$248,176	$220,593	$181,333
Less: share-based payment expense	(3,981)	(3,191)	(2,150)

Customer service and billing expenses, as adjusted	$244,195	$217,402	$179,183

Daily weighted average number of subscribers	18,373,274	15,342,041	11,428,642
Customer service and billing expenses, as adjusted, per average subscriber	$1.11	$1.18	$1.31

(6)	Free cash flow is calculated as follows:

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(403,883)	$(303,496)	$(883,793)
Additions to property and equipment	(161,394)	(198,602)	(367,693)
Merger related costs	(23,519)	(29,444)	—
Restricted and other investment activity	37,025	26,673	17,051

Free cash flow	$(551,771)	$(504,869)	$(1,234,435)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

We believe the exclusion of share-based payment expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of share-based payment expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

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

(8)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, restructuring and related costs and impairment of goodwill; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs and impairment of goodwill is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring and related costs, impairment of goodwill and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our audited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Unaudited Pro Forma For the Years Ended December 31,
	2008	2007	2006
Reconciliation of net loss to adjusted income (loss) from operations:
Net loss	$(902,335)	$(1,247,633)	$(1,823,739)
Add back net loss items excluded from adjusted income (loss) from operations:
Interest and investment income	(12,092)	(34,654)	(54,984)
Interest expense, net of amounts capitalized	235,655	186,933	185,336
Income tax expense	3,988	1,496	2,051
Loss from redemption of debt	98,203	3,693	122,189
Loss on investments	43,517	56,156	104,246
Other expense (income)	16,142	9,482	(5,921)

Loss from operations	(516,922)	(1,024,527)	(1,470,822)
Impairment of parts	—	—	10,917
Restructuring and related costs	10,434	—	—
Depreciation and amortization	245,571	293,976	274,629
Share-based payment expense	124,619	165,099	505,964

Adjusted income (loss) from operations	$(136,298)	$(565,452)	$(679,312)

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP Results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to Results of operations as disclosed in our audited consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Years Ended December 31, 2008
	As Reported	Predecessor Financial Information	Purchase Price Accounting Adjustments (a)	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$1,543,951	$664,850	$38,533	$—	$2,247,334
Advertising revenue, net of agency fees	47,190	22,743	—	—	69,933
Equipment revenue	56,001	13,397	—	—	69,398
Other revenue	16,850	30,204	3,021	—	50,075

Total revenue	1,663,992	731,194	41,554	—	2,436,740
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	59,279	46,566	424	(7,084)	99,185
Programming and content	312,189	117,156	34,667	(17,374)	446,638
Revenue share and royalties	280,852	166,606	30,504	—	477,962
Customer service and billing	165,036	82,947	193	(3,981)	244,195
Cost of equipment	46,091	20,013	—	—	66,104
Sales and marketing	231,937	126,054	5,393	(21,088)	342,296
Subscriber acquisition costs	371,343	174,083	31,714	(14)	577,126
General and administrative	213,142	116,444	1,083	(63,637)	267,032
Engineering, design and development	40,496	23,045	400	(11,441)	52,500
Impairment of goodwill	4,766,190	—	(4,766,190)	—	—
Depreciation and amortization	203,752	88,749	(46,930)	—	245,571
Share-based payment expense	—	—	—	124,619	124,619
Restructuring and related costs	10,434	—	—	—	10,434

Total operating expenses	6,700,741	961,663	(4,708,742)	—	2,953,662

Loss from operations	(5,036,749)	(230,469)	4,750,296	—	(516,922)
Other income (expense)
Interest and investment income	9,079	3,013	—	—	12,092
Interest expense, net of amounts capitalized	(144,833)	(73,937)	(16,885)	—	(235,655)
Loss from redemption of debt	(98,203)	—	—	—	(98,203)
Loss on investments	(30,507)	(13,010)	—	—	(43,517)
Other (expense) income	(9,599)	(6,543)	—	—	(16,142)

Total other expense	(274,063)	(90,477)	(16,885)	—	(381,425)

Loss before income taxes	(5,310,812)	(320,946)	4,733,411	—	(898,347)
Income tax expense	(2,476)	(1,512)	—	—	(3,988)

Net loss	$(5,313,288)	$(322,458)	$4,733,411	$—	$(902,335)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$4,236	$2,745	$103	$—	$7,084
Programming and content	12,148	4,949	277	—	17,374
Customer service and billing	1,920	1,869	192	—	3,981
Sales and marketing	13,541	7,047	500	—	21,088
Subscriber acquisition costs	14	—	—	—	14
General and administrative	49,354	13,200	1,083	—	63,637
Engineering, design and development	6,192	4,675	574	—	11,441

Total share-based payment expense	$87,405	$34,485	$2,729	$—	$124,619

(a) Includes impairment of goodwill.

	Unaudited For the Years Ended December 31, 2007
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$854,933	$1,024,833	$—	$1,879,766
Advertising revenue, net of agency fees	34,192	39,148	—	73,340
Equipment revenue	29,281	28,333	—	57,614
Other revenue	3,660	44,228	—	47,888

Total revenue	922,066	1,136,542	—	2,058,608
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	27,907	81,036	(7,222)	101,721
Programming and content	236,059	183,900	(18,498)	401,461
Revenue share and royalties	146,715	256,344	—	403,059
Customer service and billing	93,817	126,776	(3,191)	217,402
Cost of equipment	35,817	62,003	—	97,820
Sales and marketing	183,213	269,930	(40,059)	413,084
Subscriber acquisition costs	407,642	259,143	(12,010)	654,775
General and administrative	155,863	188,574	(72,606)	271,831
Engineering, design and development	41,343	33,077	(11,513)	62,907
Depreciation and amortization	106,780	187,196	—	293,976
Share-based payment expense	—	—	165,099	165,099

Total operating expenses	1,435,156	1,647,979	—	3,083,135

Loss from operations	(513,090)	(511,437)	—	(1,024,527)
Other income (expense)
Interest and investment income	20,570	14,084	—	34,654
Interest expense, net of amounts capitalized	(70,328)	(116,605)	—	(186,933)
Loss from redemption of debt	—	(3,693)	—	(3,693)
Loss on investments	—	(56,156)	—	(56,156)
Other (expense) income	31	(9,513)	—	(9,482)

Total other expense	(49,727)	(171,883)	—	(221,610)

Loss before income taxes	(562,817)	(683,320)	—	(1,246,137)
Income tax expense	(2,435)	939	—	(1,496)

Net loss	$(565,252)	$(682,381)	$—	$(1,247,633)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$2,198	$5,024	$—	$7,222
Programming and content	9,643	8,855	—	18,498
Customer service and billing	708	2,483	—	3,191
Sales and marketing	15,607	24,452	—	40,059
Subscriber acquisition costs	2,843	9,167	—	12,010
General and administrative	44,317	28,289	—	72,606
Engineering, design and development	3,584	7,929	—	11,513

Total share-based payment expense	$78,900	$86,199	$—	$165,099

	Unaudited For the Years Ended December 31, 2006
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$575,404	$841,818	$—	$1,417,222
Advertising revenue, net of agency fees	31,044	35,330	—	66,374
Equipment revenue	26,798	21,720	—	48,518
Other revenue	3,989	34,549	—	38,538

Total revenue	637,235	933,417	—	1,570,652
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	41,797	72,068	(8,097)	105,768
Programming and content	520,424	165,196	(332,652)	352,968
Revenue share and royalties	69,918	149,010	—	218,928
Customer service and billing	76,462	104,871	(2,150)	179,183
Cost of equipment	35,233	48,949	—	84,182
Sales and marketing	203,682	241,942	(30,640)	414,984
Subscriber acquisition costs	451,614	224,862	(31,898)	644,578
General and administrative	129,953	123,309	(80,477)	172,785
Engineering, design and development	70,127	37,428	(20,050)	87,505
Depreciation and amortization	105,749	168,880	—	274,629
Share-based payment expense	—	—	505,964	505,964

Total operating expenses	1,704,959	1,336,515	—	3,041,474

Loss from operations	(1,067,724)	(403,098)	—	(1,470,822)
Other income (expense)
Interest and investment income	33,320	21,664	—	54,984
Interest expense, net of amounts capitalized	(64,032)	(121,304)	—	(185,336)
Loss from redemption of debt	—	(122,189)	—	(122,189)
Loss on investments	(4,445)	(99,801)	—	(104,246)
Other (expense) income	79	5,842	—	5,921

Total other expense	(35,078)	(315,788)	—	(350,866)

Loss before income taxes	(1,102,802)	(718,886)	—	(1,821,688)
Income tax expense	(2,065)	14	—	(2,051)

Net loss	$(1,104,867)	$(718,872)	$—	$(1,823,739)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$2,568	$5,529	$—	$8,097
Programming and content	321,774	10,878	—	332,652
Customer service and billing	812	1,338	—	2,150
Sales and marketing	19,543	11,097	—	30,640
Subscriber acquisition costs	31,898	—	—	31,898
General and administrative	49,928	30,549	—	80,477
Engineering, design and development	11,395	8,655	—	20,050

Total share-based payment expense	$437,918	$68,046	$—	$505,964

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2008	2007	2006
Subscriber revenue	$585,534	$499,109	$392,211
Net advertising revenue	15,776	20,571	19,496

Total subscriber and net advertising revenue	$601,310	$519,680	$411,707

Daily weighted average number of subscribers	18,910,689	16,629,079	12,679,925
ARPU	$10.60	$10.42	$10.82

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Subscriber acquisition cost	$132,731	$190,090	$191,018
Less: share-based payment expense granted to third parties and employees	—	(9,323)	(1,150)
Less/Add: margin from direct sales of radios and accessories	(12,628)	12,201	16,123

SAC, as adjusted	$120,103	$192,968	$205,991

Gross subscriber additions	1,713,210	2,336,640	2,292,172
SAC, as adjusted, per gross subscriber addition	$70	$83	$90

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Customer service and billing expenses	$67,906	$65,991	$54,762
Less: share-based payment expense	(870)	(985)	(782)

Customer service and billing expenses, as adjusted	$67,036	$65,006	$53,980

Daily weighted average number of subscribers	18,910,689	16,629,079	12,679,925
Customer service and billing expenses, as adjusted, per average subscriber	$1.18	$1.30	$1.42

(13)	Free cash flow is calculated as follows:

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$64,195	$30,957	$77,908
Additions to property and equipment	(27,846)	(18,954)	(113,271)
Merger related costs	(10,472)	(6,680)	—
Restricted and other investment activity	—	82	1,575

Free cash flow	$25,877	$5,405	$(33,788)

(14)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, restructuring and related costs and impairment of goodwill; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs and impairment of goodwill is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring and related costs, impairment of goodwill and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our audited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (See footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Unaudited Pro Forma For the Three Months Ended December 31,
	2008	2007	2006
Reconciliation of net loss to adjusted income (loss) from operations:
Net loss	$(248,468)	$(405,041)	$(502,321)
Add back net loss items excluded from adjusted income (loss) from operations:
Interest and investment expense (income)	90	(6,978)	(10,259)
Interest expense, net of amounts capitalized	71,274	48,703	50,285
Income tax expense	175	901	1,393
Loss from redemption of debt	98,203	728	21,443
Loss on investments	27,418	3,768	62,932
Other expense (income)	5,664	5,834	(288)

Loss from operations	(45,644)	(352,085)	(376,815)
Restructuring and related costs	2,977	—	—
Depreciation and amortization	49,519	75,045	71,538
Share-based payment expense	24,945	52,897	68,649

Adjusted income (loss) from operations	$31,797	$(224,143)	$(236,628)

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP Results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to results of operations as disclosed in our audited consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(15)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended December 31, 2008
	As Reported	Purchase Price Accounting Adjustments (a)	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$565,435	$20,099	$—	$585,534
Advertising revenue, net of agency fees	15,776	—	—	15,776
Equipment revenue	30,712	—	—	30,712
Other revenue	10,260	1,826	—	12,086

Total revenue	622,183	21,925	—	644,108
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	24,481	(214)	(1,416)	22,851
Programming and content	89,214	20,755	(4,754)	105,215
Revenue share and royalties	103,217	19,494	—	122,711
Customer service and billing	67,818	88	(870)	67,036
Cost of equipment	18,084	—	—	18,084
Sales and marketing	80,699	3,312	(2,299)	81,712
Subscriber acquisition costs	113,512	19,219	—	132,731
General and administrative	64,586	306	(13,301)	51,591
Engineering, design and development	12,404	281	(2,305)	10,380
Impairment of goodwill	15,331	(15,331)	—	—
Depreciation and amortization	82,958	(33,439)	—	49,519
Share-based payment expense	—	—	24,945	24,945
Restructuring and related costs	2,977	—	—	2,977

Total operating expenses	675,281	14,471	—	689,752

Loss from operations	(53,098)	7,454	—	(45,644)
Other income (expense)
Interest and investment (expense)	(90)	—	—	(90)
Interest expense, net of amounts capitalized	(61,196)	(10,078)	—	(71,274)
Loss from redemption of debt	(98,203)	—	—	(98,203)
Loss on investments	(27,418)	—	—	(27,418)
Other (expense) income	(5,664)	—	—	(5,664)

Total other expense	(192,571)	(10,078)	—	(202,649)

Loss before income taxes	(245,669)	(2,624)	—	(248,293)
Income tax expense	(175)	—	—	(175)

Net loss	$(245,844)	$(2,624)	$—	$(248,468)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,349	$67	$—	$1,416
Programming and content	4,672	82	—	4,754
Customer service and billing	783	87	—	870
Sales and marketing	2,165	134	—	2,299
General and administrative	12,995	306	—	13,301
Engineering, design and development	2,023	282	—	2,305

Total share-based payment expense	$23,987	$958	$—	$24,945

(a) Includes impairment of goodwill.

	Unaudited For the Three Months Ended December 31, 2007
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$227,658	$271,451	$—	$499,109
Advertising revenue, net of agency fees	9,770	10,801	—	20,571
Equipment revenue	12,065	13,068	—	25,133
Other revenue	323	12,379	—	12,702

Total revenue	249,816	307,699	—	557,515
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	5,175	20,304	(1,782)	23,697
Programming and content	62,735	51,297	(4,956)	109,076
Revenue share and royalties	56,762	106,779	—	163,541
Customer service and billing	29,288	36,703	(985)	65,006
Cost of equipment	15,886	21,448	—	37,334
Sales and marketing	56,866	83,693	(16,848)	123,711
Subscriber acquisition costs	100,062	90,028	(9,323)	180,767
General and administrative	37,212	43,106	(16,095)	64,223
Engineering, design and development	7,946	9,265	(2,908)	14,303
Depreciation and amortization	27,638	47,407	—	75,045
Share-based payment expense	—	—	52,897	52,897

Total operating expenses	399,570	510,030	—	909,600

Loss from operations	(149,754)	(202,331)	—	(352,085)
Other income (expense)
Interest and investment income	4,171	2,807	—	6,978
Interest expense, net of amounts capitalized	(19,887)	(28,816)	—	(48,703)
Loss from redemption of debt	—	(728)	—	(728)
Loss on investments	—	(3,768)	—	(3,768)
Other (expense) income	17	(5,851)	—	(5,834)

Total other expense	(15,699)	(36,356)	—	(52,055)

Loss before income taxes	(165,453)	(238,687)	—	(404,140)
Income tax expense	(770)	(131)	—	(901)

Net loss	$(166,223)	$(238,818)	$—	$(405,041)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$364	$1,418	$—	$1,782
Programming and content	2,786	2,170	—	4,956
Customer service and billing	165	820	—	985
Sales and marketing	539	16,309	—	16,848
Subscriber acquisition costs	156	9,167	—	9,323
General and administrative	10,261	5,834	—	16,095
Engineering, design and development	625	2,283	—	2,908

Total share-based payment expense	$14,896	$38,001	$—	$52,897

	Unaudited For the Three Months Ended December 31, 2006
	As Reported	Predecessor Financial Information	Allocation of Share-based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$167,210	$225,001	$—	$392,211
Advertising revenue, net of agency fees	8,451	11,045	—	19,496
Equipment revenue	16,431	10,076	—	26,507
Other revenue	1,288	11,000	—	12,288

Total revenue	193,380	257,122	—	450,502
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	7,518	18,598	(2,507)	23,609
Programming and content	80,414	46,427	(28,851)	97,990
Revenue share and royalties	21,062	43,405	—	64,467
Customer service and billing	25,912	28,850	(782)	53,980
Cost of equipment	22,105	20,525	—	42,630
Sales and marketing	77,780	77,767	(8,897)	146,650
Subscriber acquisition costs	122,196	68,822	(1,150)	189,868
General and administrative	32,379	39,491	(22,544)	49,326
Engineering, design and development	13,448	9,080	(3,918)	18,610
Depreciation and amortization	27,495	44,043	—	71,538
Share-based payment expense	—	—	68,649	68,649

Total operating expenses	430,309	397,008	—	827,317

Loss from operations	(236,929)	(139,886)	—	(376,815)
Other income (expense)
Interest and investment income	6,760	3,499	—	10,259
Interest expense, net of amounts capitalized	(15,327)	(34,958)	—	(50,285)
Loss from redemption of debt	—	(21,443)	—	(21,443)
Loss on investments	—	(62,932)	—	(62,932)
Other (expense) income	55	233	—	288

Total other expense	(8,512)	(115,601)	—	(124,113)

Loss before income taxes	(245,441)	(255,487)	—	(500,928)
Income tax expense	(156)	(1,237)	—	(1,393)

Net loss	$(245,597)	$(256,724)	$—	$(502,321)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$366	$2,141	$—	$2,507
Programming and content	24,635	4,216	—	28,851
Customer service and billing	167	615	—	782
Sales and marketing	4,665	4,232	—	8,897
Subscriber acquisition costs	1,150	—	—	1,150
General and administrative	10,981	11,563	—	22,544
Engineering, design and development	661	3,257	—	3,918

Total share-based payment expense	$42,625	$26,024	$—	$68,649

(16)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Subscriber revenue	$1,543,951	$854,933	$575,404
Net advertising revenue	47,190	34,192	31,044

Total subscriber and net advertising revenue	$1,591,141	$889,125	$606,448

Daily weighted average number of subscribers	13,378,035	7,082,927	4,591,693
ARPU	$9.91	$10.46	$11.01

(17)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Subscriber acquisition cost	$371,343	$407,642	$451,614
Less: share-based payment expense granted to third parties and employees	(14)	(2,843)	(31,898)
Less/Add: margin from direct sales of radios and accessories	(9,910)	6,536	8,435

SAC, as adjusted	$361,419	$411,335	$428,151

Gross subscriber additions	5,238,042	4,183,901	3,758,159
SAC, as adjusted, per gross subscriber addition	$69	$98	$114

(18)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Customer service and billing expenses	$165,036	$93,817	$76,462
Less: share-based payment expense	(1,920)	(708)	(812)

Customer service and billing expenses, as adjusted	$163,116	$93,109	$75,650

Daily weighted average number of subscribers	13,378,035	7,082,927	4,591,693
Customer service and billing expenses, as adjusted, per average subscriber	$1.02	$1.10	$1.37

(19)	Free cash flow is calculated as follows:

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(152,797)	$(148,766)	$(421,702)
Additions to property and equipment	(130,551)	(65,264)	(92,674)
Merger related costs	(23,519)	(29,444)	—
Restricted and other investment activity	62,400	24,850	13,661

Free cash flow	$(244,467)	$(218,624)	$(500,715)

(20)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, impairment of goodwill, restructuring and related costs and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs and impairment of goodwill is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our audited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted income (loss) from operations is calculated as follows:

	Unaudited Actual For the Years Ended December 31,
	2008	2007	2006
Reconciliation of net loss to adjusted income (loss) from operations:
Net loss	$(5,313,288)	$(565,252)	$(1,104,867)
Add back net loss items excluded from adjusted income (loss) from operations:
Interest and investment income	(9,079)	(20,570)	(33,320)
Interest expense, net of amounts capitalized	144,833	70,328	64,032
Income tax expense	2,476	2,435	2,065
Loss from redemption of debt	98,203	—	—
Loss on investments	30,507	—	4,445
Other expense (income)	9,599	(31)	(79)

Loss from operations	(5,036,749)	(513,090)	(1,067,724)
Impairment of parts	—	—	10,917
Restructuring and related costs	10,434	—	—
Impairment of goodwill	4,766,190	—	—
Depreciation and amortization	203,752	106,780	105,749
Share-based payment expense	87,405	78,900	437,918

Adjusted income (loss) from operations	$31,032	$(327,410)	$(513,140)

(21)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Subscriber revenue	$565,435	$227,658	$167,210
Net advertising revenue	15,776	9,770	8,451

Total subscriber and net advertising revenue	$581,211	$237,428	$175,661

Daily weighted average number of subscribers	18,910,689	7,878,574	5,361,322
ARPU	$10.24	$10.05	$10.92

(22)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Subscriber acquisition cost	$113,512	$100,062	$122,196
Less: share-based payment expense granted to third parties and employees	—	(156)	(1,150)
Less/Add: margin from direct sales of radios and accessories	(12,628)	3,821	5,674

SAC, as adjusted	$100,884	$103,727	$126,720

Gross subscriber additions	1,713,210	1,194,014	1,234,574
SAC, as adjusted, per gross subscriber addition	$59	$87	$103

(23)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Customer service and billing expenses	$67,818	$29,288	$25,912
Less: share-based payment expense	(783)	(165)	(167)

Customer service and billing expenses, as adjusted	$67,035	$29,123	$25,745

Daily weighted average number of subscribers	18,910,689	7,878,574	5,361,322
Customer service and billing expenses, as adjusted, per average subscriber	$1.18	$1.23	$1.60

(24)	Free cash flow is calculated as follows:

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$64,195	$89,818	$34,868
Additions to property and equipment	(27,846)	(7,377)	(5,459)
Merger related costs	(10,472)	(6,680)	—
Restricted and other investment activity	—	160	1,000

Free cash flow	$25,877	$75,921	$30,409

(25)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation and amortization, impairment of goodwill, restructuring and related costs and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs and impairment of goodwill is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our audited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted income (loss) from operations is calculated as follows:

	Unaudited Actual For the Three Months Ended December 31,
	2008	2007	2006
Reconciliation of net loss to adjusted income (loss) from operations:
net loss	$(245,844)	$(166,223)	$(245,597)
Add back net loss items excluded from adjusted income (loss) from operations:
Interest and investment income	90	(4,171)	(6,760)
Interest expense, net of amounts capitalized	61,196	19,887	15,327
Income tax expense	175	770	156
Loss from redemption of debt	98,203	—	—
Loss on investments	27,418	—	—
Other expense (income)	5,664	(17)	(55)

Loss from operations	(53,098)	(149,754)	(236,929)
Impairment of goodwill	15,331	—	—
Restructuring and related costs	2,977	—	—
Depreciation and amortization	82,958	27,638	27,495
Share-based payment expense	23,987	14,896	42,625

Adjusted income (loss) from operations	$72,155	$(107,220)	$(166,809)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of December 31, 2008, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of United States government notes and certificates of deposit. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our definitive proxy statement for our 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules See Index to Consolidated Financial Statements appearing on page F-1.

(3)	Exhibits

See Exhibit Index appearing on pages E-1 through E-10 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2009.

SIRIUS XM RADIO INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY M. PARSONS (Gary M. Parsons)	Chairman of the Board of Directors and Director	March 10, 2009

/s/ MEL KARMAZIN (Mel Karmazin)	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2009

/s/ DAVID J. FREAR (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2009

/s/ ADRIENNE E. CALDERONE (Adrienne E. Calderone)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2009

/s/ JOAN L. AMBLE (Joan L. Amble)	Director	March 10, 2009

/s/ LEON D. BLACK (Leon D. Black)	Director	March 10, 2009

/s/ LAWRENCE F. GILBERTI (Lawrence F. Gilberti)	Director	March 10, 2009

/s/ EDDY W. HARTENSTEIN (Eddy W. Hartenstein)	Director	March 10, 2009

/s/ JAMES P. HOLDEN (James P. Holden)	Director	March 10, 2009

/s/ CHESTER A. HUBER, JR. (Chester A. Huber, Jr.)	Director	March 10, 2009

(John W. Mendel)	Director	March 10, 2009

/s/ JAMES F. MOONEY (James F. Mooney)	Director	March 10, 2009

/s/ JACK SHAW (Jack Shaw)	Director	March 10, 2009

/s/ JEFFREY D. ZIENTS (Jeffrey D. Zients)	Director	March 10, 2009

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Radio Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Sirius XM Radio Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

New York, New York

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Radio Inc. and subsidiaries:

We have audited Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Radio Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sirius XM Radio Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sirius XM Radio Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

New York, New York

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sirius XM Radio Inc. (formerly Sirius Satellite Radio Inc.) and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Sirius XM Radio Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sirius XM Radio Inc. and Subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, NY

February 29, 2008,

except Note 18 related to the 2007 and 2006 financial information,

as to which the date is March 10, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006
Revenue:
Subscriber revenue, including effects of rebates	$1,543,951	$854,933	$575,404
Advertising revenue, net of agency fees	47,190	34,192	31,044
Equipment revenue	56,001	29,281	26,798
Other revenue	16,850	3,660	3,989

Total revenue	1,663,992	922,066	637,235
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	59,279	27,907	41,797
Programming and content	312,189	236,059	520,424
Revenue share and royalties	280,852	146,715	69,918
Customer service and billing	165,036	93,817	76,462
Cost of equipment	46,091	35,817	35,233
Sales and marketing	231,937	183,213	203,682
Subscriber acquisition costs	371,343	407,642	451,614
General and administrative	213,142	155,863	129,953
Engineering, design and development	40,496	41,343	70,127
Impairment of goodwill	4,766,190	—	—
Depreciation and amortization	203,752	106,780	105,749
Restructuring and related costs	10,434	—	—

Total operating expenses	6,700,741	1,435,156	1,704,959

Loss from operations	(5,036,749)	(513,090)	(1,067,724)
Other income (expense)
Interest and investment income	9,079	20,570	33,320
Interest expense, net of amounts capitalized	(144,833)	(70,328)	(64,032)
Loss from redemption of debt	(98,203)	—	—
Loss on investments	(30,507)	—	(4,445)
Other (expense) income	(9,599)	31	79

Total other expense	(274,063)	(49,727)	(35,078)

Loss before income taxes	(5,310,812)	(562,817)	(1,102,802)
Income tax expense	(2,476)	(2,435)	(2,065)
Net loss	$(5,313,288)	$(565,252)	$(1,104,867)

Net loss per common share (basic and diluted)	$(2.45)	$(0.39)	$(0.79)

Weighted average common shares outstanding (basic and diluted)	2,169,489	1,462,967	1,402,619

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$4,236	$2,198	$2,568
Programming and content	12,148	9,643	321,774
Customer service and billing	1,920	708	812
Sales and marketing	13,541	15,607	19,543
Subscriber acquisition costs	14	2,843	31,898
General and administrative	49,354	44,317	49,928
Engineering, design and development	6,192	3,584	11,395

Total share-based payment expense	$87,405	$78,900	$437,918

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$380,446	$438,820
Accounts receivable, net of allowance for doubtful accounts of $10,860 and $4,608, respectively	102,024	44,068
Receivables from distributors	45,950	60,004
Inventory, net	24,462	29,537
Prepaid expenses	67,203	31,392
Related party current assets	114,177	2,161
Restricted investments	—	35,000
Other current assets	58,744	37,875

Total current assets	793,006	678,857
Property and equipment, net	1,703,476	806,263
FCC licenses	2,083,654	83,654
Restricted investments, net of current portion	141,250	18,000
Deferred financing fees, net	40,156	13,864
Intangible assets, net	688,671	—
Goodwill	1,834,856	—
Related party long-term assets, net of current portion	124,607	3,237
Other long-term assets	81,019	90,274

Total assets	$7,490,695	$1,694,149

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$877,594	$464,943
Accrued interest	76,463	24,772
Deferred revenue	985,180	548,330
Current maturities of long-term debt	399,726	35,801
Related party current liabilities	68,373	1,148

Total current liabilities	2,407,336	1,074,994
Long-term debt, net of current portion	2,851,740	1,278,617
Deferred revenue, net of current portion	247,889	110,525
Deferred credit on executory contracts	1,037,190	—
Deferred tax liability	894,453	12,771
Other long-term liabilities	43,550	9,979

Total liabilities	7,482,158	2,486,886

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.001 (liquidation preference of $51,370 at December 31, 2008); 50,000,000 authorized at December 31, 2008, 24,808,959 shares issued and outstanding at December 31, 2008	25	—
Common stock, par value $0.001; 8,000,000,000 and 2,500,000,000 shares authorized at December 31, 2008 and 2007, respectively; 3,651,765,837 and 1,471,143,570 shares issued and outstanding at December 31, 2008 and 2007, respectively	3,652	1,471
Accumulated other comprehensive loss, net of tax	(7,871)	—
Additional paid-in capital	9,724,991	3,604,764
Accumulated deficit	(9,712,260)	(4,398,972)

Total stockholders’ equity (deficit)	8,537	(792,737)

Total liabilities and stockholders’ equity (deficit)	$7,490,695	$1,694,149

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2005	—	$—	1,346,226,851	$1,346	$3,079,169	$(26,694)	$(2,728,853)	$—	$324,968
Net loss	—	—	—	—	—	—	(1,104,867)	—	(1,104,867)
Other comprehensive income	—	—	—	—	—	—	—	—	—

Total comprehensive loss									(1,104,867)
Issuance of common stock to employees and employee benefit plans	—	—	20,063,322	20	22,253	—	—	—	22,273
Issuance of common stock to third parties	—	—	34,467,869	35	224,917	—	—	—	224,952
Compensation in connection with the issuance of stock-based awards	—	—	—	—	100,923	—	—	—	100,923
Reversal of deferred compensation related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R	—	—	—	—	(26,694)	26,694	—	—	—
Exercise of options, $3.52 to $6.81 per share	—	—	19,284,495	19	26,660	—	—	—	26,679
Exercise of warrants, $2.39 per share	—	—	2,862,533	3	(3)	—	—	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—	11,730,431	12	15,989	—	—	—	16,001

Balance at December 31, 2006	—	$—	1,434,635,501	$1,435	$3,443,214	$—	$(3,833,720)	$—	$(389,071)
Net loss	—	—	—	—	—	—	(565,252)	—	(565,252)
Other comprehensive income	—	—	—	—	—	—	—	—	—

Total comprehensive loss									(565,252)
Issuance of common stock to employees and employee benefit plans	—	—	4,279,097	4	19,242	—	—	—	19,246
Issuance of common stock to third parties	—	—	22,058,824	22	82,919	—	—	—	82,941
Compensation in connection with the issuance of stock-based awards	—	—	—	—	52,683	—	—	—	52,683
Exercise of options, $2.79 to $4.16 per share	—	—	2,859,232	3	3,529	—	—	—	3,532
Exercise of warrants, $1.04 to $2.39 per share	—	—	4,988,726	5	(5)	—	—	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—	2,321,737	2	3,180	—	—	—	3,182
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	453	—	2	—	—	—	2

Balance at December 31, 2007	—	$—	1,471,143,570	$1,471	$3,604,764	$—	$(4,398,972)	$—	$(792,737)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

	Series A Convertible Preferred Stock				Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
			Common Stock
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	(5,313,288)	—	(5,313,288)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(1,040)	(1,040)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6,831)	(6,831)

Total comprehensive loss									(5,321,159)
Common stock issued to XM Satellite Radio Holdings stockholders	—	—	1,440,858,219	1,441	5,459,412	—	—	—	5,460,853
Restricted common stock issued to XM Satellite Radio Holdings stockholders	—	—	29,739,201	30	66,598	—	—	—	66,628
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	5,091,274	5	10,841	—	—	—	10,846
Issuance of common stock issued under share borrow agreements	—	—	262,399,983	262	—	—	—	—	262
Series A convertible preferred stock issued to XM Satellite Radio Holdings stockholders	24,808,959	25	—	—	47,070	—	—	—	47,095
Compensation in connection with the issuance of stock-based awards	—	—	—	—	83,610	—	—	—	83,610
Conversion of XM Satellite Radio Holdings vested stock-based awards	—	—	—	—	94,616	—	—	—	94,616
Conversion of XM Satellite Radio Holdings outstanding warrants	—	—	—	—	115,784	—	—	—	115,784
Exercise of options, $1.45 to $3.36 per share	—	—	117,442	—	208	—	—	—	208
Exercise of warrants, $2.392 per share	—	—	899,836	1	(1)	—	—	—	—
Exercise of XM Satellite Radio Holdings outstanding warrants			17,173,644	17	(17)				—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—	24,131,155	24	33,478	—	—	—	33,502
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	400,211,513	401	208,712	—	—	—	209,113
Restricted shares withheld for taxes upon vesting	—	—	—	—	(84)	—	—	—	(84)

Balance at December 31, 2008	24,808,959	$25	3,651,765,837	$3,652	$9,724,991	$—	$(9,712,260)	$(7,871)	$8,537

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net loss	$(5,313,288)	$(565,252)	$(1,104,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,752	106,780	105,749
Impairment of goodwill	4,766,190	—	—
Non-cash interest expense, net of amortization of premium	(6,311)	4,269	3,107
Provision for doubtful accounts	21,589	9,002	9,370
Non-cash loss from redemption of debt	98,203	—	—
Amortization of deferred income related to equity method investment	(1,156)	—	—
Loss on disposal of assets	4,879	(428)	1,661
Impairment loss	—	—	10,917
Loss on investments, net	28,999	—	4,445
Share-based payment expense	87,405	78,900	437,918
Deferred income taxes	2,476	2,435	2,065
Other non-cash purchase price adjustments	(68,330)	—	—
Other	1,643	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(32,121)	(28,881)	(1,871)
Inventory	8,291	4,965	(20,246)
Receivables from distributors	14,401	(13,179)	(20,312)
Related party assets	(22,249)	(1,241)	(1,189)
Prepaid expenses and other current assets	(19,953)	11,118	(42,132)
Other long-term assets	(5,490)	13,691	(18,377)
Accounts payable and accrued expenses	(65,481)	66,169	26,366
Accrued interest	23,081	(8,920)	1,239
Deferred revenue	55,778	169,905	181,003
Related party liabilities	34,646	—	—
Other long-term liabilities	30,249	1,901	3,452

Net cash used in operating activities	(152,797)	(148,766)	(421,702)

Cash flows from investing activities:
Additions to property and equipment	(130,551)	(65,264)	(92,674)
Sales of property and equipment	105	641	127
Purchases of restricted and other investments	(3,000)	(310)	(12,339)
Acquisition of acquired entity cash	819,521	—	—
Merger related costs	(23,519)	(29,444)	—
Purchase of available-for-sale securities	—	—	(123,500)
Sale of restricted and other investments	65,869	40,191	255,715

Net cash provided by (used in) investing activities	728,425	(54,186)	27,329

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options and from share borrow arrangement	471	4,097	25,787
Long-term borrowings, net of related costs	531,743	244,879	—
Payment of premiums on redemption of debt	(18,693)	—	—
Payments to minority interest holder	(1,479)	—	—
Repayment of long term borrowings	(1,146,044)	(625)	—

Net cash (used in) provided by financing activities	(634,002)	248,351	25,787

Net (decrease) increase in cash and cash equivalents	(58,374)	45,399	(368,586)
Cash and cash equivalents at beginning of period	438,820	393,421	762,007

Cash and cash equivalents at end of period	$380,446	$438,820	$393,421

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$137,542	$66,266	$59,929
Income taxes	—	—	—
Non-cash operating activities:
Common stock issued in satisfaction of accrued compensation	8,729	7,949	7,243
Non-cash investing and financing activities:
Release of restriction on marketable securities	—	—	4,750
Common stock issued in exchange of 3 1/2% Convertible Notes due
2008, including accrued interest	33,502	3,182	16,001
Common stock issued in exchange of 2 1/2% Convertible Notes due
2009, including accrued interest	209,113	2	—
Common stock issued to third parties	—	82,941	224,952
Equity issued in the acquisition of XM	5,784,976	—	—

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1) Business

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of three in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies, including Hertz and Avis.

Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active SIRIUS radios under our agreements with Hertz and XM radios under the agreement with Avis; subscribers to SIRIUS Internet Radio and XM Internet Radio, our Internet services; and certain subscribers to our weather, traffic, data and video services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in the satellite radio services offered in Canada. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.

We have incurred losses from operations and have generated negative cash flows from operations in each of the past three years. At December 31, 2008, we had an accumulated deficit of $9,712,260. As discussed in notes 12 and 19 to these consolidated financial statements, we have approximately $374,720 of debt maturing through January 2010, after reflecting the changes to our debt and capital structure. These refinancing activities were necessary to reduce our 2009 debt service requirements to a level that we believe enables us to meet our obligations as they come due. Our ability to meet our debt and other obligations as they come due depends on the successful execution of our 2009 operating plan and on economic, financial and competitive factors influencing our business.

The purchase of a satellite radio subscription is discretionary and a continued weakening of the United States economy likely will negatively affect our business. Further, the sale and lease of automobiles with satellite radios is an important source of our subscribers. The significant slowdown in automobile sales in the United States also will negatively impact subscriber growth. We monitor our operations for opportunities to alter the timing of expenditures to ensure that sufficient liquidity is available to meet our obligations as they come due.

Our plan to maintain sufficient liquidity includes the potential for deferring the planned launch of satellites, deferring planned 2008 employee bonus payments or satisfying planned 2008 employee bonuses with non-cash awards, and deferring planned capital projects or other discretionary expenses. We believe that our cash and cash equivalents on hand, marketable

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

securities, available borrowings from Liberty Media, and expected cash flows from operations in 2009 will be sufficient to satisfy our financial obligations through January 2010. Our financial projections are based on assumptions, which we believe are reasonable, but contain uncertainties as noted above.

Unless otherwise indicated,

•	“we,” “us,” “our,” the “company,” “the companies” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;

•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Holdings Inc. and its consolidated subsidiaries;

•	“XM Holdings” refers to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, including XM Satellite Radio Inc.; and

•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.

(2) Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles. We consolidate variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In presenting consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates.

The results of XM Holdings’ operations have been included in the accompanying consolidated financial statements of Sirius XM Radio Inc. from the date of the Merger. Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 with the results and balances of XM Holdings included as of July 31, 2008.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include fair valuations of XM Holdings’ assets and liabilities, revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. The financial market volatility and poor economic conditions in the U.S. have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

Revenue Recognition

We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreements with Hertz and Avis; non-refundable activation fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.

We recognize subscription fees as our services are provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and twelve-month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, upon activation and sale to a customer. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. In the opinion of management, this is the appropriate characterization of our relationship since we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be approximately 3.5 years. The estimated term of a subscriber relationship is based on actual historical experience.

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

Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.

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

Programming Costs

We record the costs associated with our programming agreements in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters. Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season are amortized over the season on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Advertising Costs

We record the costs associated with advertising in accordance with Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs. Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. During the years ended December 31, 2008, 2007 and 2006, we recorded advertising costs of $109,253, $107,485 and $123,553, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on fair value using an option pricing model. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.

Fair value is determined using Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

Equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123R, as interpreted by EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Stock-based awards granted to employees, non-employees and members of our board of directors generally include warrants, stock options, restricted stock and restricted stock units. The share-based payment expense recognized includes compensation cost for all stock-based awards granted to employees and members of our board of directors (i) prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as Subscriber acquisition costs when the chip sets are installed, shipped, received, or activated by a subscriber.

We record product warranty obligations in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

in accordance with specifications in effect at the time of the purchase of the products by the customer. As of April 2008, SIRIUS changed its product warranty period on some of its products from twelve-months to 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Products manufactured prior to April 2008 contained a warranty period of 12 months from the purchase date. Customers may exchange products directly to the retailer within 30 days of purchase. We recorded a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2008, 2007 and 2006, we recorded research and development costs of $41,362, $38,082 and $46,460, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as interpreted by FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, if it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Net (Loss) Income per Common Share

We compute net (loss) income per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. Common stock equivalents of approximately 787,000,000, 165,000,000 and 194,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income, which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit and investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically reserve for customers with known disputes or collectability issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable based on our actual write-off experience. All accounts receivable balances greater than approximately 30 days past the due date are considered delinquent. Delinquent accounts are written off after approximately 30 days.

Receivables from Distributors

Receivables from distributors are amounts due from OEMs and others for prepaid subscriptions.

Inventory

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our consolidated statements of operations.

Inventory, net, consists of the following:

	December 31,
	2008	2007
Raw materials	$11,648	$12,594
Finished goods	38,323	34,902
Allowance for obsolescence	(25,509)	(17,959)

Total inventory, net	$24,462	$29,537

Investments

Marketable Securities — We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. Our investment policy objectives are the preservation of capital, maintenance of liquidity to meet operating requirements and yield maximization. Marketable securities are classified as available-for-sale securities and carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium or discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.

We received proceeds from the sale or maturity of marketable securities of $5,469, $15,031 and $229,715 for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded $914 and $0 of net unrealized losses on marketable securities as of December 31, 2008 and 2007, respectively.

Restricted Investments — We have certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal. We received proceeds from the release of restricted investments of $60,400, $25,160 and $26,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Equity Method Investments — Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other (expense) income in our consolidated statements of operations. We evaluate our equity method investments for impairment whenever events, or changes in circumstances, indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and the estimated fair values of our equity method investees is recognized as an impairment loss when the loss is deemed to be other than temporary.

Cost Method Investments — Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input — unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input — observable market data for the same or similar instrument but not Level 1; and iii) Level 3 input — unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and the 8% convertible unsecured subordinated debentures issued by XM Canada. These investments are not material to our consolidated results of operations or financial position.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 – 15 years
Terrestrial repeater network	3 – 15 years
Broadcast studio equipment	3 – 15 years
Capitalized software and hardware	3 – 7 years
Satellite telemetry, tracking and control facilities	3 – 17.5 years
Furniture, fixtures, equipment and other	2 – 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

We operate three in-orbit satellites in our SIRIUS system and have one ground spare satellite. The three in-orbit SIRIUS satellites were launched in 2000 and the spare satellite was delivered to ground storage in 2002. The three-satellite constellation and terrestrial repeater network were placed into service in 2002. SIRIUS has an agreement with Space Systems/Loral for the design and construction of an additional two satellites. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure two satellite launches on Proton rockets. This agreement with International Launch Services allows SIRIUS the flexibility to defer the second of these launch dates and to cancel either launch upon payment of a cancellation fee.

We operate four in-orbit satellites in our XM system, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched and placed into service in 2005 and 2006, respectively. XM is constructing an additional satellite.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price in excess of the net amount assigned to identifiable assets acquired and liabilities assumed in the Merger. We perform an impairment test at least annually or more frequently if indicators of impairment exist. We are required to perform a two-step impairment test of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist under the provisions of SFAS No. 142.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2008 and 2007, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is determined by either (i) estimation of the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers, or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2008 and 2007, the carrying value of long-term debt was $3,251,466 and $1,314,418, respectively; while the fair value approximated $1,211,613 and $1,309,017, respectively.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides a detailed example to illustrate key considerations in determining the fair value of a financial asset in an inactive market, and emphasizes the requirements to disclose significant unobservable inputs used as a basis for estimating fair value. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We will adopt the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We adopted the provisions of SFAS No. 159 on January 1, 2008 and did not elect the fair value option as of that date. The adoption had no significant impact on our consolidated results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinded EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under SFAS No. 141R, all subsequent adjustments to uncertain tax positions assumed in a business combination that previously would have impacted goodwill are recognized in the income statement. The guidance in SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. SFAS No. 141R does not impact the accounting for the Merger and we do not expect its adoption to have a significant impact on our consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We will adopt EITF No. 07-1 effective January 1, 2009. We do not expect the adoption of EITF No. 07-1 to have a significant impact on our consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP No. FAS 142-3 effective January 1, 2009. We do not expect the adoption of FSP No. FAS 142-3 to have a significant impact on our consolidated results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which amends the accounting requirements for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement. Additional disclosures are also required for these instruments. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP No. APB 14-1 effective January 1, 2009. We do not expect the adoption of FSP No. APB 14-1 to have a significant impact on our consolidated results of operations or financial position.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt EITF No. 07-5 effective January 1, 2009. We do not expect the adoption of EITF No. 07-5 to have a significant impact on our consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method. The EITF clarifies the accounting for certain transactions and impairment considerations involving these investments. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt EITF No. 08-6 effective January 1, 2009. We do not expect the adoption of EITF No. 08-6 to have a significant impact on our consolidated results of operations or financial position.

(4) Acquisition

On July 28, 2008, Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS, merged with and into XM Satellite Radio Holdings Inc. As a result, XM Holdings became our wholly-owned subsidiary.

The results of operations for XM Holdings have been included in our consolidated results of operations beginning August 1, 2008. The effective date of the Merger was July 28, 2008; however, due to the immateriality of the results of operations for the period July 28, 2008 through July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008, with the results and balances of XM Holdings included as of July 31, 2008. The Merger has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. The application of purchase accounting under SFAS No. 141 resulted in the transaction being valued at $5,836,363, based upon the average closing price of $3.79 of our common stock on The NASDAQ Global Select Market for the two days prior to, including, and the two days subsequent to the public announcement of the Merger on February 19, 2007.

On that basis, the table below shows the value of the consideration paid in connection with the Merger:

Total
Fair value of common stock issued to XM Holdings stockholders	$5,460,853
Fair value of preferred stock issued to XM Holdings stockholders	47,095
Fair value of converted stock options	94,616
Fair value of restricted stock issued to XM Holdings restricted stockholders	66,628
Fair value of converted warrants	115,784
Acquisition costs	51,387

Total	$5,836,363

SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with any excess recorded as goodwill. We have allocated the purchase price based on the fair values of assets acquired and liabilities assumed in connection with the Merger.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The table below summarizes the fair value of the XM Holdings assets acquired, liabilities assumed and related deferred income taxes as of the acquisition date.

July 31, 2008
Acquired assets:
Current assets	$1,078,148
Property and equipment	912,638
Non-amortizable intangible assets	2,250,000
Amortizable intangible assets	474,460
Goodwill	6,601,046
Other assets	326,948

Total assets	$11,643,240

Assumed liabilities:
Current liabilities	789,001
Total debt	2,576,512
Deferred income taxes	847,616
Other non-current liabilities and deferred credit on executory contracts	1,593,748

Total liabilities	$5,806,877

Total consideration	$5,836,363

During the third quarter of 2008, we recorded a preliminary estimate of goodwill in the amount of $6,626,504, which was adjusted to $6,601,046 during the fourth quarter of 2008 upon finalization of the fair value of acquired assets and assumed liabilities in the Merger. During the three months ended December 31, 2008, we recognized an incremental $15,331 of impairment of goodwill as an adjustment to the $4,750,859 goodwill impairment loss recognized in the third quarter of 2008, which was based on our preliminary purchase price allocations (see Note 5, Goodwill).

In connection with the Merger, $2,250,000 of the purchase price was allocated to certain indefinite lived intangible assets of XM Holdings, including $2,000,000 associated with XM Holdings’ FCC license and $250,000 associated with trademarks. During the year ended December 31, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

In connection with the Merger, $474,460 of the purchase price was allocated to certain finite-lived intangible assets of XM Holdings which are subject to straight-line amortization, except for the subscriber relationships which are amortized on an accelerated basis. Acquired finite-lived intangible assets included $33,000 associated with a licensing agreement with a manufacturer, $42,000 associated with a licensing agreement with XM Canada, $380,000 associated with subscriber relationships, $16,552 associated with proprietary software, $2,000 associated with developed technology and $908 associated with leasehold interests. During the year ended December 31, 2008, we recorded amortization expense of $35,789.

In connection with the Merger, we identified $74,473 of costs associated with reductions in staffing levels and consolidations, which was comprised of $66,515 in severance and related benefits and $7,958 in lease and other contract termination costs. During 2008, we paid $38,676 in severance and related benefits and the remaining severance and related benefits are expected to be paid by the end of 2009. These costs were recognized in accordance with the EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as assumed liabilities in the business combination. As of December 31, 2008, the balance of this liability was $35,797.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following schedule presents unaudited consolidated pro forma results of operations as if the Merger had occurred on January 1, 2007. This information does not purport to be indicative of the actual results that would have occurred if the Merger had actually been completed January 1 2007, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	For the Years Ended December 31,
	2008	2007
Total revenue	$2,374,374	$1,977,844
Net loss (1)	(5,610,666)	(1,273,125)
Net loss per common share (basic and diluted)	(1.80)	(0.44)

(1)	2008 includes goodwill impairment charge of $4,766,190

(5) Goodwill

During the third quarter of 2008, we recorded a preliminary estimate of goodwill in the amount of $6,626,504 in connection with the Merger. Pursuant to the provisions of SFAS No. 141, we have allocated the consideration paid to the fair value of acquired assets and assumed liabilities. These allocations were preliminary at September 30, 2008 and were finalized by December 31, 2008.

SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. The price of our common stock declined significantly from February 19, 2007, the measurement date for valuation of the Merger through December 31, 2008, indicating a potential impairment. Under SFAS No. 142, the fair value of the entity (based upon market capitalization) is compared to its carrying value, and if the fair value exceeds its carrying value, then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. Our impairment analysis indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an estimated impairment charge of $4,750,859 in the third quarter of 2008 and an incremental goodwill impairment charge of $15,331 in the fourth quarter of 2008 when the finalization of the purchase price allocations were completed.

The changes in the carrying value of goodwill for the year ended December 31, 2008 were as follows:

Balance at December 31, 2007	$—
Acquisition	6,601,046
Impairment Loss	(4,766,190)

Balance at December 31, 2008	$1,834,856

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(6) Intangible Assets

Intangible assets consisted of the following:

	Weighted Average Useful Lives	As of December 31, 2008			As of December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$83,654	$—	$83,654
Trademarks	Indefinite	250,000	—	250,000	—	—	—
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(29,226)	$350,774	$—	$—	$—
Proprietary software	6 years	16,552	(2,285)	14,267	—	—	—
Developed technology	10 years	2,000	(83)	1,917	—	—	—
Licensing agreements	9.1 years	75,000	(4,090)	70,910	—	—	—
Leasehold interest	7.4 years	908	(105)	803

Total intangible assets		$2,808,114	$(35,789)	$2,772,325	$83,654	$—	$83,654

Indefinite Life Intangibles Assets

We have identified our FCC licenses and the XM trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate a satellite digital audio radio service and provide ancillary services. SIRIUS’ FCC license for most of its satellites expires in 2010 and the licenses for one of its new satellites expires eight years after SIRIUS certifies the satellite is operating; XM Holdings’ FCC licenses for its satellites expire on various dates from 2009 to 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. We currently have one such application on file for a license expiring in March 2009. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademarks. As of December 31, 2008, there are no legal, regulatory or contractual limitations associated with the XM trademarks.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the year ended December 31, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

Finite-Lived Intangibles Assets

Finite-lived intangibles assets consist primarily of subscriber relationships of $380,000 that were acquired as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles include certain licensing agreements of $75,000, which will be amortized over a weighted average of 9.1 years on a straight-line basis.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Amortization expense for the years ended December 31, 2008 was $35,789. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
2009	$76,765
2010	66,143
2011	59,021
2012	53,467
2013	47,097
Thereafter	136,178

Total intangibles, net	$438,671

(7) Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from our agreement with Hertz, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
Subscription fees	$1,524,758	$853,832	$572,386
Activation fees	23,025	20,878	15,612
Effect of rebates	(3,832)	(19,777)	(12,594)

Total subscriber revenue	$1,543,951	$854,933	$575,404

(8) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2008	2007	2006
Interest costs charged to expense	$144,833	$70,328	$64,032
Interest costs capitalized	20,872	8,914	4,205

Total interest costs incurred	$165,705	$79,242	$68,237

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(9) Property and Equipment

Property and equipment, net, consists of the following:

	As of December 31,
	2008	2007
Satellite system	$1,414,625	$933,433
Terrestrial repeater network	109,228	68,658
Leasehold improvements	42,878	35,178
Broadcast studio equipment	49,186	39,373
Capitalized software and hardware	89,246	37,295
Satellite telemetry, tracking and control facilities	56,217	17,838
Furniture, fixtures, equipment and other	101,304	69,687
Land	38,411	311
Building	56,392	2,432
Construction in progress	474,716	174,565

Total property and equipment	2,432,203	1,378,770
Accumulated depreciation and amortization	(728,727)	(572,507)

Property and equipment, net	$1,703,476	$806,263

	As of December 31,
	2008	2007
Satellite system	$449,129	$155,736
Terrestrial repeater network	19,070	11,885
Leasehold improvements	—	347
Other	6,517	6,597

Construction in progress	$474,716	$174,565

Depreciation and amortization expense on property and equipment was $167,963, $106,780 and $105,749 for the years ended December 31, 2008, 2007 and 2006.

Satellites

Our orbiting SIRIUS satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. Our three-satellite constellation and terrestrial repeater network were placed into service in 2002.

We entered into an agreement with Space Systems/Loral for the design and construction of our fifth and sixth SIRIUS satellites. In January 2008, we entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. This agreement provides us the flexibility to defer the second of these launch dates and to cancel either launch upon payment of a cancellation fee.

XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006.

XM also expects to replace the XM satellite constellation to meet its business needs. Space Systems/Loral is constructing a fifth satellite, XM-5, for use in the XM system. XM has also entered into an agreement with Sea Launch to secure a launch for XM-5.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(10) Related Party Transactions

In 2005, SIRIUS entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, SIRIUS is reimbursed for certain costs incurred to provide SIRIUS Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, SIRIUS Canada is obligated to pay SIRIUS a royalty based on a percentage of its annual gross revenues. SIRIUS’ investment in SIRIUS Canada is primarily non-voting shares which carry an 8% cumulative dividend.

Total costs that have been or will be reimbursed by SIRIUS Canada for the years ended December 31, 2008, 2007 and 2006 were $14,973, $7,712 and $9,227, respectively. We recorded $1,309, $1,159 and $945 in royalty income for the years ended December 31, 2008, 2007 and 2006, respectively. Such royalty income recognized as a component of Other revenue in our consolidated statements of operations. We also recorded dividend income of $199, $422, and $700 for the years ended December 31, 2008, 2007, and 2006, respectively, which was included in Interest and investment income in our accompanying consolidated statements of operations.

The amount due from SIRIUS Canada at December 31, 2008 was $1,814 and is included in the Company’s investment and advances to SIRIUS Canada which was fully utilized to absorb a portion of the Company’s proportionate share of losses generated by SIRIUS Canada. The amounts payable to SIRIUS Canada at December 31, 2008 and 2007 to fund its remaining capital requirements, were $1,160 and $1,148, respectively, and are included in Related party current liabilities in our consolidated balance sheets.

In November 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. XM has the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal. The estimated fair value of deferred revenue due from XM Canada as of the Merger date was approximately $34,000, and will be amortized on a straight-line basis over the remaining expected term of the agreements. The remaining carrying value of Deferred revenue related to XM Canada was $32,844 as of December 31, 2008.

XM has extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of December 31, 2008, XM Canada had drawn $8,311 on this facility in lieu of payment of subscription fees. These amounts are included in Related party long-term assets in our consolidated balance sheet.

In connection with the deferred income related to XM Canada, we recorded amortization of $1,156 for the year ended December 31, 2008. The royalty fees XM earns related to subscriber and activation fees are reported as a component of Other revenue in our consolidated statements of operations. We recorded royalty fees of $97 for the year ended December 31, 2008. XM Canada pays XM a licensing fee and reimburses XM for advertising, both of which are reported as a component of Other revenue in our consolidated statements of operations. We recognized licensing fee revenue of $2,500 and advertising reimbursements of $366 for the year ended December 31, 2008. The amount due from XM Canada at December 31, 2008 was $5,594, and is included in Related party current assets in our consolidated balance sheets.

XM has agreements with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”), both of which hold shares of our stock and have one representative each on our board of directors. GM and American Honda install XM radios and promote the XM radio service, and XM will make available use of bandwidth. Subscription revenues received from GM and American Honda for these programs are reported as a component of subscriber revenue.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $16,803 for the year ended December 31, 2008. We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $7,504 for the year ended December 31, 2008.

We rely on GM and American Honda for marketing and we are responsible for certain revenue share payments to these related parties. We recognized Sales and marketing expense with GM of $47,090 for the year ended December 31, 2008. We recognized Sales and marketing expense with American Honda of $4,248 for the year ended December 31, 2008. We recognized Revenue share and royalties expense with GM of $36,305 and American Honda of $2,051 for the year ended December 31, 2008.

As of December 31, 2008, we recorded, within Related party current assets, $10,132 and $94,444 of amounts due from GM and prepaid expenses with GM, respectively. As of December 31, 2008, we recorded, within Related party long-term assets, $116,296 of prepaid expenses with GM. As of December 31, 2008, we recorded $2,194 within Related party current assets for amounts due from American Honda.

As of December 31, 2008, we recorded $63,023 within Related party current liabilities for amounts due to GM. As of December 31, 2008, we recorded $4,190 within Related party current liabilities for amounts due to American Honda.

(11) Investments

Investments consist of the following:

	December 31,
	2008	2007
Marketable securities	$10,525	$469
Restricted investments	141,250	53,000
Embedded derivative accounted for separately from the host contract	2	—
Equity method investments	8,873	—

Total investments	$160,650	$53,469

SIRIUS Canada

We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have a significant influence, but less than a controlling voting interest in SIRIUS Canada. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to Equity in net loss of equity method investment in our consolidated statements of operations. We recorded $4,745, $0 and $4,445 for the years ended December 31, 2008, 2007 and 2006, respectively, for our share of SIRIUS Canada’s net loss. As of December 31, 2008, the carrying value of our equity method investment was $0.

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

our consolidated statements of operations. We recorded $9,309 for the year ended December 31, 2008 for our share of XM Canada’s net loss. In the fourth quarter of 2008, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other- than- temporary and recorded an impairment charge of $16,453. Under SFAS No. 157, we used a Level 1 input, consisting of the quoted market price of shares of XM Canada, to value our investment in XM Canada. In addition, XM Holdings holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of December 31, 2008, the carrying value of our equity method investment was $8,873, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of December 31, 2008, the carrying value of these securities was $7,985.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of December 31, 2008 and 2007, the carrying value of our short-term restricted investments was $0 and $35,000, respectively, and primarily included certificates of deposit placed in escrow for the benefit of a third party pursuant to a programming agreement. As of December 31, 2008 and 2007, the carrying value of our long-term restricted investments was $141,250 and $18,000, respectively, and primarily included certificates of deposit and money market funds deposited in escrow for the benefit of third parties pursuant to programming agreements and certificates of deposit placed in escrow to secure reimbursement obligations under letters of credit issued for the benefit of lessors of office space. Included in the December 31, 2008 balances are restricted investments in the form of a $120,000 escrow deposit for the benefit of Major League Baseball, which we acquired in connection with the Merger.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(12) Debt

Our debt consists of the following:

	Conversion Price (per share)	Long Term Debt
		December 31,
		2008	2007
SIRIUS Debt
Senior Secured Term Loan due 2012	N/A	$246,875	$249,375
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	189,586	299,998
3 1/2% Convertible Notes due 2008	1.38	—	33,301
8 3/4% Convertible Subordinated Notes due 2009	28.46	1,744	1,744
XM and XM Holdings Debt
Senior Secured Term Loan due 2009	N/A	100,000	N/A
7% Exchangeable Senior Subordinated Notes due 2014	1.88	550,000	N/A
9.75% Senior Notes due 2014	N/A	5,260	N/A
13% Senior Notes due 2013	N/A	778,500	N/A
Less: discount	N/A	(74,986)	N/A
10% Convertible Senior Notes due 2009	10.87	400,000	N/A
Less: discount		(16,449)
10% Senior Secured Discount Convertible Notes due 2009	0.69	33,249	N/A
Add: premium		34,321	N/A
Senior Secured Revolving Credit Facility due 2009	N/A	250,000	N/A
Add: premium		151
Other debt:
Capital leases	N/A	23,215	N/A

Total debt		3,251,466	1,314,418
Less: current maturities		399,726	35,801

Total long-term		$2,851,740	$1,278,617

Subsequent to December 31, 2008, we have entered into agreements that have had a significant impact on our debt and capital structure as more fully described in Note 19.

SIRIUS Debt

Senior Secured Term Loan

In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a Senior Secured Term Loan (the “SIRIUS Term Loan”) of $250,000, which has been fully drawn. Interest under the SIRIUS Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus  1/2 of 1.00%, plus 1.25%. As of December 31, 2008, the interest rate was 5.44%. LIBOR borrowings may be made for interest periods, at our option, of one, two, three or six months (or, if agreed by all of the lenders, nine or twelve months). The SIRIUS Term Loan amortizes in equal quarterly installments of

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The SIRIUS Term Loan matures on December 20, 2012.

The SIRIUS Term Loan is guaranteed by our wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”), and is secured by a lien on substantially all of SIRIUS’ and the Guarantor’s assets, including SIRIUS’ three in-orbit satellites and one ground spare satellite and the shares of the Guarantors.

The SIRIUS Term Loan contains customary affirmative covenants and event of default provisions. The negative covenants contained in the SIRIUS Term Loan are substantially similar to those contained in the indenture governing the 9 5/ 8% Senior Notes due 2013.

9 5/8% Senior Notes due 2013

In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9 5/8% Senior Notes due 2013 (the “9 5/8% Notes”) resulting in net proceeds, after debt issuance costs, of $493,005. The 9 5/8% Notes mature on August 1, 2013 and interest is payable semi-annually on February 1 and August 1 of each year. The obligations under the 9 5/8% Notes are not secured by any of our assets.

3 1/4% Convertible Notes due 2011

In October 2004, SIRIUS issued $230,000 in aggregate principal amount of 3 1/4% Convertible Notes due 2011 (the “3 1/4% Notes”) resulting in net proceeds, after debt issuance costs, of $224,813. The 3 1/4% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock, subject to certain adjustments. The 3 1/4% Notes mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under the 3 1/4% Notes are not secured by any of our assets.

2 1/2% Convertible Notes due 2009

In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) resulting in net proceeds, after debt issuance costs, of $244,625. In March 2004, SIRIUS issued an additional $50,000 in aggregate principal amount of the 2 1/2% Notes pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. As of December 31, 2008, $110,414 principal balance of the 2 1/2% Notes were converted into shares of our common stock. During 2009, but prior to the maturity date, an additional $18,000 principal balance of the 2 1/2% Notes were converted into shares of our common stock (see Note 19, Subsequent Events). The remaining principal balance of $171,586 of the 2 1/2% Notes matured on February 15, 2009, and were paid in cash at maturity.

3 1/2% Convertible Notes due 2008

In May 2003, SIRIUS issued $201,250 in aggregate principal amount of 3 1/ 2% Convertible Notes due 2008 resulting in net proceeds, after debt issuance costs, of $194,224. These notes matured on June 1, 2008 and were repaid on such date.

8 3/4% Convertible Subordinated Notes due 2009

In 1999, SIRIUS issued 8 3/4% Convertible Subordinated Notes due 2009 (the “8 3/4% Notes”). The 8 3/4% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The remaining balance of the 8 3/4% Notes matures on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. The obligations under the 8 3/4% Notes are not secured by any of our assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Space Systems/Loral Credit Agreement

In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS in an aggregate principal amount of up to $100,000 to finance the purchase of its fifth and sixth satellites. After April 6, 2009, Loral’s commitment will be limited to 80% of amounts due with respect to the construction of our sixth satellite. Loans made under the Loral Credit Agreement are secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including its rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain drawing conditions, including the requirement that SIRIUS have a market capitalization of at least $1 billion. As a result of these borrowing conditions, we currently cannot borrow under this facility and in the future we may be limited in our ability to borrow under this facility. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to 3-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty. SIRIUS has not borrowed under the Loral Credit Agreement.

XM and XM Holdings Debt

On the date of the Merger, XM and XM Holdings had debt in the aggregate amount of $2,600,000. Following the Merger, XM repurchased notes with aggregate principal amounts outstanding of $795,000 in accordance with “change of control put” terms of such indebtedness. In addition, XM satisfied its $309,400 transponder repurchase obligation associated with one of its satellites in accordance with the terms of a sale-leaseback transaction. In order to effect these repurchases, XM issued approximately $1,328,500 in aggregate principal amount of new debt securities.

Senior Secured Term Loan

XM is party to a credit agreement dated May 2008 relating to a $100,000 Senior Secured Term Loan (the “XM Term Loan”) with UBS AG. The XM Term Loan matures on May 5, 2009. Interest is payable quarterly. At December 31, 2008, the interest rate was 5.5625%. The interest rate is 225 basis points over the 9-month LIBOR. The XM Term Loan is secured on a pari passu basis with the XM Revolving Credit Facility (as defined below) by substantially all of XM’s assets.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM Holdings, XM Equipment Leasing LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. The Exchangeable Notes are not guaranteed by SIRIUS or Satellite CD Radio, Inc. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock.

9.75% Senior Notes due 2014

XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). Interest on the 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, XM may redeem the 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

13% Senior Notes due 2013

In July 2008, XM Escrow LLC (“Escrow LLC”), a Delaware limited liability company and wholly-owned subsidiary of XM Holdings, issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature in 2013. Escrow LLC merged with and into XM. Upon this merger, the 13% Notes became obligations of XM and became guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc. The 13% Notes are not guaranteed by SIRIUS.

10% Convertible Senior Notes due 2009

XM Holdings has issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 92.0 shares of our common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of common stock (subject to adjustment in certain events). As a result of the fair valuation at acquisition date, we recognized an initial discount of $23,700.

10% Senior Secured Discount Convertible Notes due 2009

XM Holdings and XM, as co-obligors, have outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of the notes at a conversion price of $0.69 per share. The 10% Discount Convertible Notes rank equally in right of payment with all of XM Holdings’ and XM’s other existing and future senior indebtedness, and are senior in right of payment to all of XM Holdings’ and XM’s existing and future subordinated indebtedness. As a result of the fair valuation at the acquisition date, we recognized an initial premium of $57,550.

Senior Secured Revolving Credit Facility

XM is party to a $250,000 Senior Secured Revolving Credit Facility (the “XM Revolving Credit Facility”), which has been fully drawn. The XM Revolving Credit Facility matures on May 5, 2009. Borrowings under the XM Revolving Credit Facility bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. For $187,500 of the drawn amount, the interest rate at December 31, 2008 was 3.1875%; and for $62,500 of the drawn amount, the interest rate at December 31, 2008 was 3.9375%. The XM Revolving Credit Facility is secured by substantially all the assets of XM, other than certain specified property.

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

At December 31, 2008, we were in compliance with all such covenants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(13) Stockholders’ Equity

Common Stock, par value $0.001 per share

At our annual meeting of stockholders held in December 2008, we received approval from our stockholders to increase the amount of shares of common stock authorized under our certificate of incorporation from 4,500,000,000 to 8,000,000,000. We are authorized to issue up to 8,000,000,000 and 2,500,000,000 shares of common stock as of December 31, 2008 and December 31, 2007, respectively. There were 3,651,765,837 and 1,471,143,570 shares of common stock issued and outstanding as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, approximately 858,934,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the year ended December 31, 2008, employees exercised 117,442 stock options at exercise prices ranging from $1.45 to $3.36 per share, resulting in proceeds to us of $208.

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

In January 2004, SIRIUS signed a seven-year agreement with the National Football League® (“NFL”). Upon execution of this agreement, SIRIUS delivered to the NFL 15,173,070 shares of common stock valued at $40,967. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $5,852 during each of the years ended December 31, 2008, 2007 and 2006. Of the remaining $13,272 in common stock value, $5,852 and $7,420 are included in Other current assets and Other long-term assets, respectively, in the consolidated balance sheet as of December 31, 2008.

Convertible Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2008. There were 24,808,959 and zero shares of Series A convertible preferred stock issued and outstanding as of December 31, 2008 and 2007, respectively. The liquidation preference on the preferred stock issued and outstanding as of December 31, 2008 was $51,370.

The shares of Series A convertible preferred stock are convertible into common stock on a one-for-one basis at the option of the holder and receive dividends, if declared, ratably with our common stock.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of December 31, 2008, 54,667 warrants to acquire 87,170,000 shares of common stock with an average exercise price of $4.05 per share were outstanding. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the years ended December 31, 2008, 2007 and 2006, we recognized an expense of $1,865, $10,707 and $50,297, respectively.

	Average Exercise Price	Expiration Date	Number of Warrants Outstanding as of December 31,
			2008	2007
NFL	$2.50	March 2008 – March 2010	16,718	16,718
Penske Companies	2.39	July 2009	2,921	6,270
DaimlerChrysler AG	1.04	May 2012	16,500	16,500
Radio Shack	5.00	December 2010	6,000	8,000
Ford	3.00	October 2012	4,000	4,000
Warrants associated with XM Holdings Debt	0.66	December 2009	44	N/A
Warrants associated with XM Holdings Debt	8.77	March 2010	325	N/A
Space Systems/Loral	7.05	December 2011	1,840	N/A
Other distributors and programming providers	3.00	June 2014	1,788	2,788
Other	20.32	May 2009 – April 2011	4,531	4,533

Total	$4.05		54,667	58,809

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

In February 2004, we announced an agreement with RadioShack Corporation (“RadioShack”) to distribute, market and sell SIRIUS radios. In connection with this agreement, we issued RadioShack warrants to purchase up to 10,000,000 shares of our common stock. These warrants have an exercise price of $5.00 per share and vest and become exercisable if RadioShack achieves activation targets during the five-year term of the agreement. Since RadioShack did not meet performance objectives in 2007 and 2008, no shares were issued.

In January 2004, we signed an agreement with Penske Motor Group, Inc., Penske Automotive Group, Inc., Penske Truck Leasing Co. L.P. and Penske Corporation (collectively, the “Penske Companies”). In connection with this agreement, we issued the Penske Companies warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $2.392 per share. The warrants vest over time and upon achievement of certain milestones by the Penske Companies. During the years ended December 31, 2008 and 2007, Penske Companies exercised 3,358,325 and 4,434,300, respectively, vested warrants in a series of cashless exercises. In connection with these transactions, we issued 889,836 and 1,437,194 shares of our common stock for the years ended December 31, 2008 and 2007, respectively.

In January 2004, we issued the NFL warrants to purchase 50,000,000 shares of our common stock at an exercise price of $2.50 per share.

During the year ended December 31, 2004, we issued warrants to purchase 9,425,000 shares of our common stock at exercise prices of $3.00 to $3.21 per share to other third parties as part of distribution and programming arrangements. These warrants vest over time and upon achievement of certain milestones. During the years ended December 31, 2007 and 2006, 15,000 and 30,000 of these warrants to purchase shares of our common stock, respectively, were issued to consultants and are included in our stock option activity.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

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

The shares we loaned to the share borrowers are issued and outstanding for corporate law purposes, and holders of borrowed shares (other than the share borrowers) have the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP as currently in effect, however, we believe the borrowed shares are not considered outstanding for the purpose of computing and reporting our net loss per common share. This accounting method is subject to change if the Financial Accounting Standards Board or the Emerging Issues Task Force adopts rules or issues guidance on the treatment of this type of share loan that requires an accounting method that is different from the method we are currently utilizing. The accounting method may also change if, due to a change in the credit conditions of either MS or UBS, or of Morgan Stanley, as guarantor, or otherwise, there is an increased likelihood that the borrowed shares, or the equivalent value of those shares, will not be returned to us as required under the share lending agreements. If we are required in the future to treat the borrowed shares as outstanding for purposes of computing earnings/loss per share, our earnings per share or loss per share, as the case may be, would be reduced.

(14) Benefit Plans

We maintain four share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2008, 2007 and 2006, we recognized share-based payment expense of $87,405, $78,900 and $437,918, respectively. Compensation expense was recorded in our consolidated statements of operations related to these plans. We did not realize any income tax benefits from share-based benefits plans during the years ended December 31, 2008, 2007 and 2006, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2008, approximately 96,557,000 shares of common stock were available for future grant under the 2003 Plan.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM Holdings may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for each XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of December 31, 2008, there were 62,102,063 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

XM Holdings maintained a 1998 Shares Award Plan (the “1998 Plan”) under which employees, consultants and non-employee directors of XM Holdings were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM Holdings may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for each XM Holdings share. Since the Merger, there have been no grants of awards from the Talent Plan. As of December 31, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

Merger

In connection with the Merger, all outstanding XM Holdings’ options and restricted stock were converted into the right to receive 4.6 shares of our common stock for each share issuable upon exercise or vesting of such XM Holdings option or share of restricted stock. The conversion rate was also applied to the original grant date exercise price. There was no acceleration of vesting solely as a result of the exchange and the original expiration dates of the options and restricted stock remain in effect. The fair value of these options was estimated using the Black-Scholes-Merton option pricing model.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the periods set forth below:

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.3%	4.8%	4.2%
Expected life of options - years	4.89	4.45	4.45
Expected stock price volatility	80%	60%	60%
Expected dividend yield	$—	$—	$—

The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the periods set forth below:

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	0.37-3.34%	3.1-5.0%	4.3-5.2%
Expected life of options - years	1.25-4.08	2.25-6.33	1.67-10.00
Expected stock price volatility	80%	60%	60%
Expected dividend yield	$—	$—	$—

The following table summarizes stock option activity under our share-based payment plans for the year ended December 31, 2008 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	87,024	$4.61
Granted	5,254	$5.69
Exercised	(19,284)	$1.38
Forfeited, cancelled or expired	(1,201)	$4.58

Outstanding, December 31, 2006	71,793	$5.56
Granted	12,715	$3.55
Exercised	(2,859)	$1.43
Forfeited, cancelled or expired	(2,049)	$3.97

Outstanding, December 31, 2007	79,600	$5.38
Options exchanged for outstanding XM Holdings options	67,711	$4.09
Granted	24,358	$2.12
Exercised	(117)	$1.74
Forfeited, cancelled or expired	(6,116)	$4.09

Outstanding, December 31, 2008	165,436	$4.42	5.94	$—
Exercisable, December 31, 2008	121,742	$4.91	5.07	$—

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.27, $1.88 and $3.11, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $127, $5,286 and $51,847, respectively.

We recognized share-based payment expense associated with stock options of $49,148, $41,431 and $49,083 for the years ended December 31, 2008, 2007 and 2006.

The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the year ended December 31, 2008 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2006	21,977	$2.36
Granted	1,503	$5.57
Vested	(19,294)	$2.11
Forfeited	(100)	$7.04

Nonvested, December 31, 2006	4,086	$4.64
Granted	2,188	$3.58
Vested	(2,575)	$5.12
Forfeited	(76)	$1.96

Nonvested, December 31, 2007	3,623	$3.70
Shares exchanged for non-vested XM Holdings shares	33,339	$2.93
Granted	3,208	$2.87
Vested	(18,135)	$3.06
Forfeited	(2,104)	$2.90

Nonvested, December 31, 2008	19,931	$2.84

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 was $2.87, $3.58 and $5.57, respectively. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2008, 2007 and 2006 was $21,451, $8,668 and $97,846, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $15,650, $10,623 and $16,127 for the years ended December 31, 2008, 2007 and 2006.

For the year ended December 31, 2008, we recognized share-based payment expense of $6,163 for restricted stock units granted for services performed in 2008. For the year ended December 31, 2007, we recognized share-based payment expense of $3,859 for restricted stock units granted for services performed in 2007 or upon the satisfaction of 2007 performance targets.

Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at December 31, 2008 and 2007, net of estimated forfeitures, was $90,310 and $80,635, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of December 31, 2008.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plans

We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) and the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) for eligible employees. The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits, while the XM Plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. Under the Sirius Plan, SIRIUS matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment. Under the XM Plan, XM Holdings matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash. Matching contributions under the XM Plan vest immediately. Expense resulting from the matching contribution to the plans was $2,735, $1,551 and $1,246 for the years ended December 31, 2008, 2007 and 2006, respectively.

SIRIUS may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. SIRIUS employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $6,610, $4,877 and $4,251 for the years ended December 31, 2008, 2007 and 2006.

(15) Income Taxes

Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
Current taxes:
Federal	$—	$—	$—
State	—	478	—

Total current taxes	—	478	—

Deferred taxes:
Federal	2,674	1,949	2,169
State	(198)	8	(104)

Total deferred taxes	2,476	1,957	2,065

Total income tax expense	$2,476	$2,435	$2,065

The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2008	2007	2006
Federal tax benefit, at statutory rate	$(1,858,784)	$(196,986)	$(385,981)
State income tax benefit, net of federal benefit	(185,879)	(22,385)	(52,650)
Change in state tax rates	17,307	25,355	45,916
Change in taxes resulting from permanent differences, net	1,930,650	(2,707)	(37,633)
Other	(477)	261	(974)
Change in valuation allowance	99,659	198,897	433,387

Income tax expense	$2,476	$2,435	$2,065

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,608,038	$1,367,744
GM payments and liabilities	506,106	—
Deferred revenue	240,849	18,717
Severance accrual	17,237	—
Accrued bonus	24,537	5,753
Expensed costs capitalized for tax	75,998	—
Loan financing costs	27,890	—
Investments	63,786	—
Stock based compensation	138,840	126,679
Other	100,205	64,637

Total deferred tax assets	3,803,486	1,583,530
Deferred tax liabilities:
Depreciation of property and equipment	(158,012)	(157,438)
FCC license	(766,935)	(12,771)
Other Intangible assets	(265,138)	—

Net deferred tax liabilities	(1,190,085)	(170,209)
Net deferred tax assets before valuation allowance	2,613,401	1,413,321
Valuation allowance	(3,476,583)	(1,426,092)

Net deferred tax liability	$(863,182)	$(12,771)

The difference in the net deferred tax liability of $863,182 and $12,771 at December 31, 2008 and 2007, respectively, is primarily a result of the deferred tax liability recorded as part of the purchase price accounting for the value assigned to the FCC license and other intangible assets with indeterminable lives. The other variance is the result of the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to indefinite-lived assets and are not anticipated to reverse in the same period.

At December 31, 2008, we had net operating loss (“NOL”) carryforwards of approximately $6,800,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2023. We have had several ownership changes under Section 382 of the Internal Revenue Code, which limit our ability to utilize tax deductions.

As a result of the Merger, both SIRIUS and XM had a Section 382 ownership change. The ownership change does not limit our ability to utilize future tax deductions and so no adjustments were made to gross deferred tax assets as a result of the Merger.

Furthermore, future changes in our ownership may limit our ability to utilize our deferred tax assets. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of January 1, 2007. We had no change in our liability for unrecognized tax benefits during 2008. We do not expect any material changes to our FIN 48 positions in the next 12 months.

(16) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$986,791	$13,129	$235,143	$239,402	$1,278,500	$555,463	$3,308,428
Cash interest payments	264,029	210,179	209,147	196,281	147,244	35,505	1,062,385
Satellite and transmission	125,372	145,486	80,159	7,672	7,926	33,112	399,727
Programming and content	308,545	279,798	133,279	123,237	32,483	14,350	891,692
Marketing and distribution	66,882	36,578	24,285	14,533	3,000	4,500	149,778
Satellite performance incentive payments	4,096	4,384	4,695	5,030	5,392	42,831	66,428
Operating lease obligations	41,513	37,055	22,352	18,341	14,878	15,373	149,512
Other	16,269	4,906	1,514	—	—	—	22,689

Total	$1,813,497	$731,515	$710,574	$604,496	$1,489,423	$701,134	$6,050,639

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt. Subsequent to December 31, 2008, we have entered into agreements that have had a significant impact on our debt and capital structure as more fully described in Note 19, of the 2009 commitments $18,000 has been exchanged to common stock, the maturity of $175,000 has been extended to 2010 and the maturity of $247,485 has been extended to 2011.

Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.

Satellite and Transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites. SIRIUS has entered into an agreement with Space Systems/Loral to design and construct a fifth and sixth satellite. SIRIUS plans to launch one satellite on a Proton rocket under an existing contract with International Launch Services. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure two additional satellite launches on Proton rockets. This agreement provides SIRIUS with the flexibility to defer the second launch date if it chooses, and the ability to cancel either of these launches upon payment of a cancellation fee.

XM Holdings has also entered into an agreement with Space Systems/Loral to construct its fifth satellite, XM-5. In August 2007, XM’s agreement with Space Systems/Loral was amended to defer payments on the remaining construction costs until the earlier of post-launch or January 2010.

Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of December 31, 2008, we have accrued $28,365 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.

Programming and Content. We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Marketing and Distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements, and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term. Total rent expense recognized in connection with leases for the years ended December 31, 2008, 2007 and 2006 was $40,378, $16,941 and $15,984, respectively.

Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2008 and 2007, $141,250 and $53,000, respectively, was classified as Restricted investments as a result of obligations under these letters of credit and escrow deposits.

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

Appellate Review of FCC Merger and Consent Decree Orders. Two different parties, U.S. Electronics and Michael Hartleib, sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees resolving the investigations by the FCC’s Enforcement Bureau regarding certain non-compliant terrestrial repeaters and FM modulators contained in certain satellite radios. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely. In January 2009, the court dismissed the appeals of both U.S. Electronics and Michael Hartleib.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1,

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, we will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the United States Court of Appeals for the District of Columbia Circuit in February 2009 and oral argument is scheduled for March 2009.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics has filed suit in the United States District Court for the Southern District of New York seeking to vacate the decision of the arbitrators.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit and this lawsuit has been dismissed with respect to such parties.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that our products comply with applicable copyright law, including the Audio Home Recording Act. We intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(17) Quarterly Financial Data — Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2008: (1)
Total revenue	$270,350	$283,017	$488,443	$622,182
Cost of services	(146,344)	(141,933)	(272,360)	(302,810)
Loss from operations	(88,625)	(68,049)	(4,826,977)	(53,098)
Net loss	(104,118)	(83,899)	(4,879,427)	(245,844)
Net loss per common share — basic and diluted (2)	$(0.07)	$(0.06)	$(1.93)	$(0.08)
2007:
Total revenue	$204,037	$226,427	$241,786	$249,816
Cost of services	(123,429)	(120,493)	(126,547)	(169,846)
Loss from operations	(135,045)	(122,600)	(105,691)	(149,754)
Net loss	(144,745)	(134,147)	(120,137)	(166,223)
Net loss per common share — basic and diluted (2)	$(0.10)	$(0.09)	$(0.08)	$(0.11)

(1)	The results of XM Holdings are included in the periods effective August 1, 2008.
(2)	The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

(18) Condensed Consolidating Financial Information

Sirius Asset Management, LLC and Satellite CD Radio, Inc. (collectively, the “Guarantor Subsidiaries”) are our wholly owned subsidiaries. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by us in connection with certain of our financings. Our unrestricted subsidiary, XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, are non-guarantor subsidiaries.

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Sirius XM Radio Inc. and Subsidiaries.

Basis of Presentation

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) our interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”

Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$173,647	$—	$—	$206,799	$—	$380,446
Accounts receivable, net	95,247	—	—	52,727	—	147,974
Due from subsidiaries/affiliates	64,279	—	—	2,751	(67,030)	—
Inventory, net	19,973	—	—	4,489	—	24,462
Prepaid expenses	29,852	—	—	37,351	—	67,203
Related party current assets	1,814	—	—	112,363	—	114,177
Prepaid and other current assets	17,513	—	—	53,004	(11,773)	58,744

Total current assets	402,325	—	—	469,484	(78,803)	793,006
Property and equipment, net	816,562	12,326	—	874,588	—	1,703,476
Investment in subsidiary/affiliates	(525,687)	—	—	—	525,687	—
FCC license	—	—	83,654	2,000,000	—	2,083,654
Restricted investments, net of current portion	21,000	—	—	120,250	—	141,250
Deferred financing fees, net	9,853	—	—	30,303	—	40,156
Intangibles, net	—	—	—	688,671	—	688,671
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party current assets, net of current portion	—	—	—	124,607	—	124,607
Prepaid and other assets, net of current portion	46,735	—	—	34,284	—	81,019

Total assets	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

Current liabilities:
Accounts payable and accrued expenses	$405,303	$—	$—	$480,372	$(8,081)	$877,594
Accrued interest	25,920	—	—	50,543	—	76,463
Due to subsidiary/affiliates	—	12,481	477	15,497	(28,455)	—
Deferred revenue	557,392	—	—	419,707	8,081	985,180
Current portion of long-term debt	4,244	—	—	355,739	39,743	399,726
Due to related parties	23,018	—	—	83,930	(38,575)	68,373

Total current liabilities	1,015,877	12,481	477	1,405,788	(27,287)	2,407,336
Long-term debt, net of current portion	1,163,961	—	—	1,439,102	248,677	2,851,740
Deferred revenue, net of current portion	116,634	—	—	131,255	—	247,889
Deferred credit on contracts	—	—	—	1,037,190	—	1,037,190
Deferred tax liability	4,990	—	14,761	886,475	(11,773)	894,453
Other long-term liabilities	7,225	—	—	36,325	—	43,550

Total liabilities	2,308,687	12,481	15,238	4,936,135	209,617	7,482,158

Commitments and contingencies
Minority interest	—	—	—	—	—	—
Stockholders’ equity (deficit):
Preferred stock	25	—	—	—	—	25
Capital stock	3,652	—	—	—	—	3,652
Accumulated other comprehensive income	(7,871)	—	—	(7,871)	7,871	(7,871)
Additional paid-in-capital	9,724,991	—	83,654	5,870,502	(5,954,156)	9,724,991
Retained earnings (deficit)	(11,258,696)	(155)	(15,238)	(6,456,579)	8,018,408	(9,712,260)

Total stockholders’ equity (deficit)	(1,537,899)	(155)	68,416	(593,948)	2,072,123	8,537

Total liabilities and stockholders’equity (deficit)	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$430,225	$—	$—	$8,595	$—	$438,820
Accounts receivable, net	104,072	—	—	—	—	104,072
Due from subsidiaries/affiliates	24,794	—	—	—	(24,794)	—
Inventory, net	29,537	—	—	—	—	29,537
Prepaid expenses	31,392	—	—	—	—	31,392
Related party current assets	2,161	—	—	—	—	2,161
Restricted investments	35,000	—	—	—	—	35,000
Prepaid and other current assets	25,779	—	—	12,096	—	37,875

Total current assets	682,960	—	—	20,691	(24,794)	678,857
Property and equipment, net	801,446	4,817	—	—	—	806,263
Investment in subsidiary/affiliates	58,222	—	—	—	(58,222)	—
FCC license	—	—	83,654	—	—	83,654
Restricted investments, net of current portion	18,000	—	—	—	—	18,000
Deferred financing fees, net	13,864	—	—	—	—	13,864
Intangibles, net	—	—	—	—	—	—
Related party current assets, net of current portion	3,237	—	—	—	—	3,237
Prepaid and other assets, net of current portion	90,274	—	—	—	—	90,274

Total assets	$1,668,003	$4,817	$83,654	$20,691	$(83,016)	$1,694,149

Current liabilities:
Accounts payable and accrued expenses	$464,960	$—	$—	$13,374	$(13,391)	$464,943
Accrued interest	24,772	—	—	—	—	24,772
Due to subsidiary/affiliates	—	4,900	477	19,417	(24,794)	—
Deferred revenue	534,939	—	—	—	13,391	548,330
Current portion of long-term debt	35,801	—	—	—	—	35,801
Due to related parties	1,148	—	—	—	—	1,148

Total current liabilities	1,061,620	4,900	477	32,791	(24,794)	1,074,994
Long-term debt, net of current portion	1,278,617	—	—	—	—	1,278,617
Deferred revenue, net of current portion	110,525	—	—	—	—	110,525
Deferred tax liability	—	—	12,771	—	—	12,771
Other long-term liabilities	9,979	—	—	—	—	9,979

Total liabilities	2,460,741	4,900	13,248	32,791	(24,794)	2,486,886

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	1,471	—	—	—	—	1,471
Accumulated other comprehensive income	—	—	—	—	—	—
Additional paid-in-capital	3,604,764	—	83,654	—	(83,654)	3,604,764
Retained earnings (deficit)	(4,398,973)	(83)	(13,248)	(12,100)	25,432	(4,398,972)

Total stockholders’ equity (deficit)	(792,738)	(83)	70,406	(12,100)	(58,222)	(792,737)

Total liabilities and stockholders’ equity (deficit)	$1,668,003	$4,817	$83,654	$20,691	$(83,016)	$1,694,149

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$1,151,906	$—	$—	$512,086	$—	$1,663,992

Cost of services	621,877	—	—	241,570	—	863,447
Sales and marketing	149,936	—	—	82,001	—	231,937
Subscriber acquisition costs	306,130	—	—	65,213	—	371,343
General and administrative	165,738	—	—	47,404	—	213,142
Engineering, design and development	28,838	—	—	11,658	—	40,496
Depreciation and amortization	109,370	72	—	94,310	—	203,752
Other	10,434	—	—	6,601,046	(1,834,856)	4,776,624

Total operating expenses	1,392,323	72	—	7,143,202	(1,834,856)	6,700,741

Operating loss	(240,417)	(72)	—	(6,631,116)	1,834,856	(5,036,749)
Other income (expense):
Interest and investment income	5,783	—	—	3,296	—	9,079
Interest expense	(71,605)	—	—	(107,155)	33,927	(144,833)
Gain (loss) on change in value of embedded derivative	—	—	—	322,347	(322,347)	—
Loss from redemption of debt	(98,203)	—	—	—	—	(98,203)
Equity in net loss of equity method investments	(6,451,286)	—	—	(25,762)	6,446,541	(30,507)
Other income (expense)	(4,472)	—	—	(5,127)	—	(9,599)

Income (loss) before income taxes	(6,860,200)	(72)	—	(6,443,517)	7,992,977	(5,310,812)
Provision for income taxes	477	—	(1,990)	(963)	—	(2,476)

Net income (loss)	$(6,859,723)	$(72)	$(1,990)	$(6,444,480)	$7,992,977	$(5,313,288)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$922,067	$—	$—	$(1)	$—	$922,066

Cost of services	539,132	—	—	1,183	—	540,315
Sales and marketing	178,164	—	—	5,049	—	183,213
Subscriber acquisition costs	406,256	—	—	1,386	—	407,642
General and administrative	155,855	—	—	8	—	155,863
Engineering, design and development	41,341	—	—	2	—	41,343
Depreciation and amortization	106,697	83	—	—	—	106,780
Other	—	—	—	—	—	—

Total operating expenses	1,427,445	83	—	7,628	—	1,435,156

Operating loss	(505,378)	(83)	—	(7,629)	—	(513,090)
Other income (expense):
Interest and investment income	20,570	—	—	—	—	20,570
Interest expense	(70,328)	—	—	—	—	(70,328)
Loss from redemption of debt	—	—	—	—	—	—
Equity in net loss of equity method investments	(10,147)	—	—	—	10,147	—
Other income (expense)	31	—	—	—	—	31

Income (loss) before income taxes	(565,252)	(83)	—	(7,629)	10,147	(562,817)
Provision for income taxes	—	—	(2,435)	—	—	(2,435)

Net income (loss)	$(565,252)	$(83)	$(2,435)	$(7,629)	$10,147	$(565,252)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$637,235	$—	$—	$—	$—	$637,235

Cost of services	743,527	—	—	307	—	743,834
Sales and marketing	199,872	—	—	3,810	—	203,682
Subscriber acquisition costs	450,892	—	—	722	—	451,614
General and administrative	129,930	—	—	23	—	129,953
Engineering, design and development	70,118	—	—	9	—	70,127
Depreciation and amortization	105,749	—	—	—	—	105,749
Other	—	—	—	—	—	—

Total operating expenses	1,700,088	—	—	4,871	—	1,704,959

Operating income (loss)	(1,062,853)	—	—	(4,871)	—	(1,067,724)
Other income (expense):
Interest and investment income	33,320	—	—	—	—	33,320
Interest expense	(64,032)	—	—	—	—	(64,032)
Loss from redemption of debt	—	—	—	—	—	—
Equity in net loss of equity method investments	(11,380)	—	—	—	6,935	(4,445)
Other income (expense)	79	—	—	—	—	79

Income (loss) before income taxes	(1,104,866)	—	—	(4,871)	6,935	(1,102,802)
Provision for income taxes	—	—	(2,065)	—	—	(2,065)

Net income (loss)	$(1,104,866)	$—	$(2,065)	$(4,871)	$6,935	$(1,104,867)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Balance at December 31, 2005	$324,966	$—	$74,906	$400	$(75,304)	$324,968
Net loss	(1,104,866)	—	(2,065)	(4,871)	6,935	(1,104,867)
Other comprehensive income	—	—	—	—	—	—

Total comprehensive income	(1,104,866)	—	(2,065)	(4,871)	6,935	(1,104,867)
Issuances of Common Stock to:
Employees and employment benefit plans	22,273	—	—	—	—	22,273
Third parties	224,952	—	—	—	—	224,952
Share-based payment expense	100,923	—	—	—	—	100,923
Exercise of options, $3.52 to $6.81 per share	26,679	—	—	—	—	26,679
Exchange of 3 1/2% Convertible Notes due 2008	16,001	—	—	—	—	16,001

Balance at December 31, 2006	$(389,072)	$—	$72,841	$(4,471)	$(68,369)	$(389,071)
Net loss	(565,252)	(83)	(2,435)	(7,629)	10,147	(565,252)
Other comprehensive income	—	—	—	—	—	—

Total comprehensive income	(565,252)	(83)	(2,435)	(7,629)	10,147	(565,252)
Issuances of Common Stock to:
Employees and employment benefit plans	19,246	—	—	—	—	19,246
Third parties	82,941	—	—	—	—	82,941
Compensation in connection with the issuance of stock-based awards	52,683	—	—	—	—	52,683
Exercise of options, $2.79 to $4.16 per share	3,532	—	—	—	—	3,532
Exchange of 3 1/2 % Convertible Notes due 2008	3,182	—	—	—	—	3,182
Exchange of 2 1/2% Convertible Notes due 2009	2	—	—	—	—	2

Balance at December 31, 2007	(792,738)	(83)	70,406	(12,100)	(58,222)	(792,737)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS — (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Balance at December 31, 2007	$(792,738)	$(83)	$70,406	$(12,100)	$(58,222)	$(792,737)
Net loss	(6,859,723)	(72)	(1,990)	(6,444,480)	7,992,977	(5,313,288)
Other comprehensive loss:
Available-for-sale securities	(1,040)	—	—	(1,040)	1,040	(1,040)
Foreign currency translation adjustments	(6,831)	—	—	(6,831)	6,831	(6,831)

Total Other Comprehensive Income	(6,867,594)	(72)	(1,990)	(6,452,350)	8,000,848	(5,321,159)
Issuances of Common Stock to:
XM Satellite Radio Holdings Stockholders	5,460,853	—	—	—	—	5,460,853
Restricted Common Stock to XM Satellite Radio Holdings Stockholders	66,628	—	—	—	—	66,628
Employees and employees benefit plans	10,846	—	—	—	—	10,846
Share borrow agreements	262	—	—	—	—	262
Series A convertible preferred	47,095	—	—	—	—	47,095
Share-based payment expense	83,610	—	—	—	—	83,610
Conversion of XM Satellite vested stock awards	94,616	—	—	—	—	94,616
Conversion of XM Satellite outstanding stock awards	115,784	—	—	—	—	115,784
Exercise of options, $1.45 to $3.36 per share	208	—	—	—	—	208
Exchange of 3 1/2% Convertible Notes due 2008	33,502	—	—	—	—	33,502
Exchange of 2 1/2% Convertible Notes due 2009	209,113	—	—	—	—	209,113
Restricted shares withheld for tax upon vesting	(84)	—	—	—	—	(84)

Balance at December 31, 2008	$(1,537,899)	$(155)	$68,416	$(6,464,450)	$7,942,626	$8,537

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash (used in) provided by operating activities	$(159,080)	$7,581	$—	$(1,297)	$—	$(152,797)
Cash flows from investing activities:
Additions to property and equipment	(109,523)	(7,581)	—	(13,447)	—	(130,551)
Sales of property and equipment	105	—	—	—	—	105
Purchases of restricted and other investments	(3,000)	—	—	—	—	(3,000)
Acquisition of acquired entity cash	—	—	—	—	819,521	819,521
Merger related costs	(23,519)	—	—	—	—	(23,519)
Sale of restricted and other investments	40,469	—	—	25,400	—	65,869

Net cash (used in) provided by investing activities	(95,468)	(7,581)	—	11,953	819,521	728,425

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	471	—	—	—	—	471
Long term borrowings, net of related costs	—	—	—	531,743	—	531,743
Payment of premiums on redemption of debt	—	—	—	(18,693)	—	(18,693)
Payments to minority interest holder	60,401	—	—	(61,880)	—	(1,479)
Repayment of long-term borrowings	(62,901)	—	—	(1,083,143)	—	(1,146,044)

Net cash provided by (used in) financing activities	(2,029)	—	—	(631,973)	—	(634,002)

Net increase (decrease) in cash and cash equivalents	(256,578)	—	—	(621,317)	819,521	(58,374)
Cash and cash equivalents at beginning of period	430,225	—	—	828,116	(819,521)	438,820

Cash and cash equivalents at end of period	$173,647	$—	$—	$206,799	$—	$380,446

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash (used in) provided by operating activities	$(156,500)	$476	$—	$7,258	—	$(148,766)
Cash flows from investing activities:
Additions to property and equipment	(64,788)	(476)	—	—	—	(65,264)
Sales of property and equipment	641	—	—	—	—	641
Merger related costs	(29,444)	—	—	—	—	(29,444)
Purchases of restricted and other investments	(310)	—	—	—	—	(310)
Sale of restricted and other investments	40,191	—	—	—	—	40,191

Net cash (used in) provided by investing activities	(53,710)	(476)	—	—	—	(54,186)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	4,097	—	—	—	—	4,097
Long term borrowings, net of related costs	244,879	—	—	—		244,879
Repayment of long-term borrowings	(625)					(625)

Net cash provided by (used in) financing activities	248,351	—	—	—	—	248,351

Net increase (decrease) in cash and cash equivalents	38,141	—	—	7,258	—	45,399
Cash and cash equivalents at beginning of period	392,084	—	—	1,337	—	393,421

Cash and cash equivalents at end of period	$430,225	$—	$—	$8,595	$—	$438,820

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash (used in) provided by operating activities	$(425,390)	$4,424	$—	$(736)	$—	$(421,702)
Cash flows from investing activities:
Additions to property and equipment	(88,250)	(4,424)	—	—	—	(92,674)
Sales of property and equipment	127	—	—	—	—	127
Purchases of restricted and other investments	(12,339)	—	—	—	—	(12,339)
Purchases of available-for-sale securities	(123,500)	—	—	—	—	(123,500)
Sale of restricted and other investments	255,715	—	—	—	—	255,715

Net cash (used in) provided by investing activities	31,753	(4,424)	—	—	—	27,329

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	25,787	—	—	—	—	25,787

Net cash provided by (used in) financing activities	25,787	—	—	—	—	25,787

Net increase (decrease) in cash and cash equivalents	(367,850)	—	—	(736)	—	(368,586)
Cash and cash equivalents at beginning of period	759,934	—	—	2,073	—	762,007

Cash and cash equivalents at end of period	$392,084	$—	$—	$1,337	$—	$393,421

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(19) Subsequent Events

Conversion of 2 1/2% Convertible Notes due 2009

Since December 31, 2008, we have issued an aggregate of 139,400,000 shares of our common stock in exchange for $18,000 principal amount of our 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) beneficially owned by institutional holders.

We did not receive any cash proceeds as a result of the exchange of our common stock for the 2 1/2% Notes, which notes were retired and cancelled.

The issuance of the shares of our common stock were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) of such Act.

Refinancing of 10% Convertible Senior Notes due 2009

On February 13, 2009, we entered into a note purchase agreement with purchasers named therein (collectively, the “Purchasers”), whereby the Purchasers exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Senior Notes due 2009 (the “Old Notes”) of XM Holdings for a like principal amount XM Holdings’ Senior PIK Secured Notes due June 2011 (the “New Notes”) in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The New Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”). The New Notes are secured by a first-priority lien on substantially all of the personal and real estate property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the New Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

We paid to the Purchasers a fee (the “Fee”) equal to, at each Purchaser’s election, either (i) 833 shares of our common stock (the “Structuring Fee Shares”) for every $1 principal amount of Old Notes exchanged or (ii) an amount in cash equal to $50 for every $1 principal amount of Old Notes exchanged (the “Cash Election”). The total number of Structuring Fee Shares delivered was 59,718,519, and the aggregate cash delivered was approximately $5,100. The Structuring Fee Shares were issued pursuant to an exemption from the registration requirements of the Securities Act.

Investment by Liberty Media Corporation and its affiliate, Liberty Radio, LLC

Liberty Media Corporation and its affiliate, Liberty Radio, LLC, have invested an aggregate of $350,000 in the form of loans, are committed to invest an additional $180,000 million in loans, and have received a significant equity interest in us.

Phase One: Sirius Credit Agreement

On February 17, 2009, SIRIUS entered into a Credit Agreement (the “Sirius Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The Sirius Credit Agreement provides for a $250,000 term loan and $30,000 of purchase money loans. Concurrently with entering into the Sirius Credit Agreement, SIRIUS borrowed $250,000 under the term loan facility. The proceeds of the term loan were used (i) to repay at maturity our outstanding 2 1/2% Convertible Notes due February 17, 2009 and (ii) for general corporate purposes, including related transaction costs.

The loans under the Sirius Credit Agreement bear interest at a rate of 15% per annum. Commencing on March 31, 2010, the loans amortize in quarterly installments equal to: (i) 0.25% of the aggregate principal amount of the loans outstanding on January 1, 2010 and (ii) after December 31, 2011, 25% of the aggregate principal amount of the loans outstanding on January 1, 2012. The loan matures on December 20, 2012. We paid Liberty Media Corporation a structuring fee of $30,000 in connection with the Sirius Credit Agreement. In addition, we will pay a commitment fee of 2.0% per annum on the unused portion of the purchase money loan facility.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The loans under the Sirius Credit Agreement are guaranteed by Satellite CD Radio, Inc. and Sirius Asset Management Company LLC, SIRIUS’ wholly owned subsidiaries. The loans are secured by a lien on substantially all of SIRIUS’ assets. The affirmative covenants, negative covenants and event of default provisions in the Sirius Credit Agreement are substantially similar to those in the Term Credit Agreement, dated as of June 20, 2007, among SIRIUS, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

Phase One: Investment Agreement

On February 17, 2009, SIRIUS entered into an Investment Agreement (the “Investment Agreement”) with Liberty Radio, LLC (the “Purchaser”), an indirect wholly-owned subsidiary of Liberty Media Corporation. Pursuant to the Investment Agreement, SIRIUS agreed to issue to the Purchaser 12,500,000 shares of convertible preferred stock with a liquidation preference of $0.001 per share in partial consideration for the loan investments described herein.

Upon expiration of the applicable waiting period under the Hart-Scott-Rodino Act, the preferred stock will be convertible into 40% of our outstanding shares of common stock (after giving effect to such conversion). The Purchaser has agreed not to acquire more than 49.9% of our outstanding common stock for three years. Certain of the standstill restrictions will cease to apply after two years.

The rights, preferences and privileges of the preferred stock are set forth in a Certificate of Designations filed with the Secretary of State of the State of Delaware. The holders of the preferred stock are entitled to appoint a proportionate number of our board of directors based on their ownership levels from time to time. The Certificate of Designations also provides that so long as the Purchaser beneficially owns at least half of its initial equity investment, we need the consent of the Purchaser for certain actions, including:

•	the grant or issuance of our equity securities;

•	any merger or sale of all or substantially all of our assets;

•	any acquisition or disposition of assets other than in the ordinary course of business above certain thresholds;

•	the incurrence of debt in amounts greater than a stated threshold;

•	engaging in a business different than the business currently conducted by us; and

•	amending our certificate of incorporation or by-laws in a manner that materially adversely affects the holders of the preferred stock.

The preferred stock, with respect to dividend rights, ranks on a parity with our common stock, and with respect to rights on liquidation, winding-up and dissolution, rank senior to our common stock. Dividends on the preferred stock are payable, on a non-cumulative basis, as and if declared on our common stock, in cash, on an as-converted basis.

Phase Two:	XM Credit Agreement; Amendment and Restatement of Existing XM Bank Facilities; and Issuance of the Preferred Stock

XM Credit Agreement.    On February 17, 2009, XM Satellite Radio Inc. entered into a Credit Agreement (the “XM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The XM Credit Agreement provides for a $150,000 term loan.

On March 6, 2009, XM amended and restated the XM Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation, and simultaneously closed the facility. Pursuant to the Second-Lien Credit Agreement, XM may borrow $150,000 aggregate principal amount of term loans on December 1, 2009. The proceeds of the loans will be used to repay a portion of the 10% Convertible Notes due 2009 of XM Holdings on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM will pay a commitment fee of 2.0% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The loans under the Second-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loan is secured by a second lien on substantially all the assets of XM Holdings, XM and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the Second-Lien Credit Agreement are substantially similar to those contained in the First-Lien Credit Agreement (as defined below).

Amendment and Restatement of Existing XM Bank Facilities.    On March 6, 2009, XM amended and restated (i) the $100,000 Credit Agreement, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”) and (ii) the $250,000 Credit Agreement, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities have been combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media LLC (the “Purchaser”) has purchased $100,000 aggregate principal amount of such loans from the lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

Loans under the First-Lien Credit Agreement held by existing lenders (the “Tranche A” and the “Tranche B” term loans) will mature on May 5, 2010 and the remaining loans purchased by Liberty (the “Tranche C” term loans) will mature on May 5, 2011. The Tranche A and the Tranche B term loans are subject to scheduled quarterly amortization payments of $25,000 starting on March 31, 2009. The Tranche C term loans are subject to a partial amortization of $25,000 on March 31, 2010, with all remaining amounts due on the final maturity date. Pursuant to these maturities and the scheduled amortization payments, of the outstanding principal amount, $100,000 of the $350,000 is due in 2009; $175,000 is due in 2010; and $75,000 is due in 2011. The loans will bear interest at rates ranging from prime plus 11% to LIBOR (subject to a 3% floor) plus 12%.

The loans under the First-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loans are secured by a first lien on substantially all of the assets of XM Holdings, XM and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the First-Lien Credit Agreement are substantially similar to those contained in the Previous Facilities, except that: (i) XM must maintain cash reserves of $75 million (without taking into account any proceeds from the Second-Lien Credit Agreement (as defined above)), (ii) we must maintain cash reserves of $35 million, (iii) XM Holdings and XM must maintain certain EBITDA levels set forth therein and (iv) an event of default shall occur upon the acceleration of any our material indebtedness or in the event of our voluntary or involuntary bankruptcy.

Issuance of the Preferred Stock.    On March 6, 2009, we issued 12,500,000 shares of our preferred stock in consideration for the investments described herein. The rights, preferences and privileges of the preferred stock are described in the applicable Certificate of Designations. A summary of the terms of each Certificate of Designations is described above. The foregoing description of the Certificates of Designations does not purport to be a complete description of all of the terms of such Certificate of Designations and is qualified in its entirety by reference to the Certificate of Designations for the preferred, copies of which are filed as Exhibits 3.1 and 3.2 to the Current Report on Form 8-K dated March 6, 2009 filed with the Securities and Exchange Commission, and each Certificate of Designations is incorporated herein by reference.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

9.75% Senior Supplemental Indenture

On March 6, 2009, XM executed and delivered a Third Supplemental Indenture (the “XM 9.75% Notes Supplemental Indenture”), dated as of March 6, 2009, by and among XM, XM Holdings, XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, as trustee, which supplements the indenture, dated as of May 1, 2006, among XM, XM Holdings, XM Equipment Leasing LLC and the trustee with respect to XM’s 9.75% Senior Notes due 2014 (the “9.75% Notes”).

The XM 9.75% Notes Supplemental Indenture was entered into in connection with XM’s previously announced tender offer and consent solicitation with respect to the XM 9.75% Notes commenced on July 29, 2008. As part of the offer, XM sought and received the requisite consents from holders of the XM 9.75% Notes to proposed amendments relating to the XM 9.75% Notes and the related indenture. The XM 9.75% Notes Supplemental Indenture contains the proposed amendments which amend the indenture to eliminate substantially all of the restrictive covenants contained in the indenture and the XM 9.75% Notes, eliminate certain events of default and modify or eliminate certain other provisions contained in the indenture and the XM 9.75% Notes.

Under the Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2014 (the “XM 13% Notes”), the maturity of the XM 13% Notes changes from August 1, 2014 to August 1, 2013 when certain conditions have been satisfied. Following the execution of the XM 9.75% Notes Supplemental Indenture, all of these conditions have been satisfied and the XM 13% Notes will mature on August 1, 2013.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Schedule II—Schedule of Valuation and Qualifying Accounts

(in thousands) Description	Balance January 1,	Charged to Expenses	Write-offs/ Payments/ Other	Balance December 31,
2006
Allowance for doubtful accounts	$1,550	9,370	(5,909)	$5,011
Deferred tax assets — valuation allowance	$793,808	433,387	—	$1,227,195
2007
Allowance for doubtful accounts	$5,011	9,002	(9,405)	$4,608
Deferred tax assets — valuation allowance	$1,227,195	198,897	—	$1,426,092
2008
Allowance for doubtful accounts	$4,608	21,589	(15,337)	$10,860
Deferred tax assets — valuation allowance	$1,426,092	99,659	1,950,832 (1)	$3,476,583

(1)	Adjustments to reflect allocation of the purchase price in connection with the Merger

EXHIBIT INDEX

Exhibit		Description
2.1	_	Agreement and Plan of Merger, dated as of February 19, 2007, among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).

3.1	_	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated December 30, 2008).

3.4	_	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.5	_	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.6	_	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.7	_	Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.8	_	Certificate of Designations of Series B-2 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.9	_	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 5, 2008).

3.10	_	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.11	_	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 19, 2006).

3.12	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.13	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.6 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.14	_	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.15	_	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.16	_	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

Exhibit		Description
4.1	_	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	_	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	_	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.4	_	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.5	_	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4 % Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.6	_	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.7	_	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.8	_	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.9	_	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.10	_	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.11	_	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.12	_	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.13	_	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.14	_	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.15	_	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit		Description
4.16	_	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.17	_	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.18	_	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.19	_	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.20	_	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.21	_	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.22	_	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.23	_	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10340 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.24	_	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	_	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.26	_	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.27	_	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.28	_	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.29	_	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.30	_	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit		Description
4.31	_	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and the Company (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.32	_	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33		Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	_	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.37	_	Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.38	_	Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.39	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Holdings Inc. and the Company, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.40	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.41	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.42	_	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.43	_	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.44	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.45	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.46	_	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.47	_	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.48	_	Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (filed herewith).

4.49	_	Note Purchase Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.50	_	Indenture, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.51	_	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.52	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.53	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.54	_	Registration Rights Agreement, dated as of February 13, 2009, between the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.55	_	Investment Agreement, dated as of February 17, 2009, among the Company and Liberty Radio LLC (filed herewith).

4.56	_	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (filed herewith).

Exhibit		Description
10.1	_	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

**10.2	_	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.3	_	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

***10.4	_	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

10.5	_	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.6	_	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.7	_	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.8	_	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.9	_	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	_	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.11	_	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.12	_	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	_	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit		Description
**10.14	_	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	_	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.16	_	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	_	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.18		Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.19	_	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

***10.20	_	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 7, 2008).

10.21	_	Third Amendment, dated as of May 21, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.22	_	First Amendment and Waiver to Amended and Restated Credit Agreement, dated as of May 22, 2008, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.23	_	Credit Agreement, dated as of June 26, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.24	_	Fourth Amendment, dated as of June 26, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.25	_	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

Exhibit		Description
10.26	_	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.27	_	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of the Company’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.28	_	First Amendment to Credit Agreement, dated as of July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 4.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.29	_	Fifth Amendment to Credit Agreement, dated July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., JPMorgan Chase Bank, Credit Suisse Securities LLC, Citicorp North America Inc., J.P. Morgan Securities Inc., and UBS Securities LLC (incorporated by reference to Exhibit 4.63 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.30	_	Share Lending Agreement, dated July 28, 2008, among the Company and Morgan Stanley Capital Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.31	_	Share Lending Agreement, dated July 28, 2008, among the Company and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.32	_	Underwriting Agreement, dated July 28, 2008, among the Company, Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the Share Lending Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.33	_	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.34	_	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.35	_	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.36	_	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.37	_	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.38	_	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99. to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.39	_	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.40	_	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.41	_	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

Exhibit		Description
*10.42	_	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.43	_	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.44	_	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.45	_	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.46	_	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.47	_	Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.48	_	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.49	_	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.50	_	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.51	_	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.52	_	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.53	_	Employment Agreement, dated as of July 20, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Nathaniel A. Davis (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 24, 2006).

*10.54	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.55	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.56	_	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.57	_	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

Exhibit		Description
*10.58	_	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.59	_	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.60	_	Amended and Restated Employment Agreement, dated as of June 6, 2007, between James E. Meyer and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.61	_	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.62	_	Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed August 14, 2007).

*10.63	_	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.64	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.65	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.66	_	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

21.1		List of Subsidiaries (filed herewith).

23.1		Consent of Ernst & Young LLP (filed herewith).

23.2		Consent of KPMG LLP (filed herewith).

31.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.