Form 10-Q
period 2009-03-31
SIRIUS XM RADIO INC.
filed 2009-05-11
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

SIRIUS XM RADIO INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1700207
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 584-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 30, 2009)
COMMON STOCK, $0.001 PAR VALUE	3,857,260,924 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$556,392	$255,640
Advertising revenue, net of agency fees	12,304	8,408
Equipment revenue	9,909	6,063
Other revenue	8,374	239

Total revenue	586,979	270,350
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	20,279	7,822
Programming and content	80,408	61,692
Revenue share and royalties	100,466	42,320
Customer service and billing	59,801	26,922
Cost of equipment	7,993	7,588
Sales and marketing	51,830	38,467
Subscriber acquisition costs	73,068	89,824
General and administrative	59,314	48,778
Engineering, design and development	9,778	8,656
Depreciation and amortization	82,367	26,906
Restructuring and related costs	614	—

Total operating expenses	545,918	358,975

Income (loss) from operations	41,061	(88,625)
Other income (expense):
Interest and investment income	738	2,802
Interest expense, net of amounts capitalized	(65,743)	(17,675)
Loss from redemption of debt, net	(17,957)	—
Loss on investments	(7,906)	—
Other income (expense)	511	(77)

Total other expense	(90,357)	(14,950)

Loss before income taxes	(49,296)	(103,575)
Income tax expense	(1,115)	(543)

Net loss	(50,411)	(104,118)
Preferred stock beneficial conversion feature	(186,188)	—

Net loss attributable to common stockholders	$(236,599)	$(104,118)

Net loss per common share (basic and diluted)	$(0.07)	$(0.07)

Weighted average common shares outstanding (basic and diluted)	3,523,888	1,475,496

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$758	$797
Programming and content	2,489	2,789
Customer service and billing	539	276
Sales and marketing	4,287	5,240
Subscriber acquisition costs	—	14
General and administrative	10,739	11,998
Engineering, design and development	1,367	1,148

Total share-based payment expense	$20,179	$22,262

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$375,486	$380,446
Accounts receivable, net of allowance for doubtful accounts of $10,821 and $10,860, respectively	94,793	102,024
Receivables from distributors	45,584	45,950
Inventory, net	19,889	24,462
Prepaid expenses	124,212	67,203
Related party current assets	108,643	114,177
Other current assets	70,867	58,744

Total current assets	839,474	793,006
Property and equipment, net	1,696,864	1,703,476
FCC licenses	2,083,654	2,083,654
Restricted investments	3,250	141,250
Deferred financing fees, net	45,313	40,156
Intangible assets, net	668,241	688,671
Goodwill	1,834,856	1,834,856
Related party long-term assets	199,621	124,607
Other long-term assets	113,645	81,019

Total assets	$7,484,918	$7,490,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$570,582	$642,820
Accrued interest	58,205	76,463
Deferred revenue	1,041,589	985,180
Current portion of deferred credit on executory contracts	237,944	234,774
Current maturities of long-term debt	356,303	399,726
Current maturities of long-term related party debt	21,500	—
Related party current liabilities	54,094	68,373

Total current liabilities	2,340,217	2,407,336
Long-term debt	2,528,277	2,851,740
Long-term related party debt	186,216	—
Deferred revenue, net of current portion	251,251	247,889
Deferred credit on executory contracts	980,364	1,037,190
Deferred tax liability	905,435	894,453
Related party long-term liabilities	15,336	—
Other long-term liabilities	33,294	43,550

Total liabilities	7,240,390	7,482,158

Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at March 31, 2009 and December 31, 2008:
Series A convertible preferred stock (liquidation preference of $51,370 at March 31, 2009 and December 31, 2008); 24,808,959 shares issued and outstanding at March 31, 2009 and December 31, 2008	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 and $0 at March 31, 2009 and December 31, 2008, respectively); 12,500,000 and zero shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	13	—
Common stock, par value $0.001; 8,000,000,000 shares authorized at March 31, 2009 and December 31, 2008; 3,856,659,213 and 3,651,765,837 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,856	3,652
Accumulated other comprehensive loss, net of tax	(7,439)	(7,871)
Additional paid-in capital	10,196,932	9,724,991
Accumulated deficit	(9,948,859)	(9,712,260)

Total stockholders’ equity	244,528	8,537

Total liabilities and stockholders’ equity	$7,484,918	$7,490,695

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	24,808,959	$25	—	$—	3,651,765,837	$3,652	$9,724,991	$(9,712,260)	$(7,871)	$8,537
Net loss								(50,411)		(50,411)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	649	649
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(217)	(217)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(49,979)

Issuance of preferred stock - related party, net of issuance costs	—	—	12,500,000	13	—	—	410,179	(186,188)	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	6,314,557	6	618	—	—	624
Structuring fee on 10% Senior PIK Notes due 2011	—	—	—	—	59,178,819	59	5,859	—	—	5,918
Share-based payment expense	—	—	—	—	—	—	20,260	—	—	20,260
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	35,025	—	—	35,164

Balance at March 31, 2009	24,808,959	$25	12,500,000	$13	3,856,659,213	$3,856	$10,196,932	$(9,948,859)	$(7,439)	$244,528

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(50,411)	$(104,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,367	26,906
Non-cash interest expense, net of amortization of premium	4,429	1,004
Provision for doubtful accounts	7,575	2,560
Loss from redemption of debt	17,957	—
Amortization of deferred income related to equity method investment	(694)	—
Loss on investments	7,906	—
Share-based payment expense	20,179	22,262
Deferred income taxes	1,115	543
Other non-cash purchase price adjustments	(41,150)	—
Changes in operating assets and liabilities:
Accounts receivable	(344)	18,765
Inventory	4,573	4,193
Receivables from distributors	(276)	(9,988)
Related party assets	8,880	—
Prepaid expenses and other current assets	22,104	14,256
Other long-term assets	21,995	3,256
Accounts payable and accrued expenses	(53,339)	(116,741)
Accrued interest	(18,087)	(11,885)
Deferred revenue	47,954	14,712
Related party liabilities	(8,108)	—
Other long-term liabilities	(7,754)	(5,017)

Net cash provided by (used in) operating activities	66,871	(139,292)

Cash flows from investing activities:
Additions to property and equipment	(71,140)	(39,225)
Purchases of restricted and other investments	—	(3,000)
Merger-related costs	623	(10,018)
Sale of restricted and other investments	—	5,008

Net cash used in investing activities	(70,517)	(47,235)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	840
Preferred stock issuance costs, net	(3,712)	—
Related party long-term borrowings, net of costs	211,463	—
Payment of premiums on redemption of debt	(10,072)	—
Repayment of long-term borrowings	(198,993)	(625)

Net cash (used in) provided by financing activities	(1,314)	215

Net decrease in cash and cash equivalents	(4,960)	(186,312)
Cash and cash equivalents at beginning of period	380,446	438,820

Cash and cash equivalents at end of period	$375,486	$252,508

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$85,810	$28,554
Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued compensation	—	8,729
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	31,249
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164	—
Release of restricted investments	138,000	—

See accompanying Notes to the unaudited consolidated financial statements.

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

Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

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

We have incurred losses from operations and have generated negative cash flows from operations in each of the past three years. At March 31, 2009, we had an accumulated deficit of $9,948,859. Our ability to meet our debt and other obligations as they come due depends on the successful execution of our operating plan and on economic, financial and competitive factors influencing our business.

We entered into several agreements which improved our financial position. We entered into an agreement with General Motors to extend the term of XM’s distribution agreement to 2020, to improve the economic terms of the arrangement, and postpone, at XM’s option, certain payments, with interest, to General Motors. We also entered into agreements with certain other third parties to, among other things, restructure lump sum payments coming due; eliminate escrow arrangements in exchange for prepayment of the amount released; and extend agreements. We may enter into similar agreements with additional third parties.

Our plan to maintain sufficient liquidity includes the potential for deferring the planned launch of satellites and deferring planned capital projects or other discretionary spending. We believe that our cash and cash equivalents on hand, marketable securities, available borrowings from Liberty Media, and expected cash flows from operations will be sufficient to satisfy our financial obligations through 2010, including our obligations on account of interest and principal payments of $1,067,540. Our financial projections are based on assumptions, which we believe are reasonable, but contain uncertainties.

We expect the Compensation Committee of our board of directors to consider equity-based, performance awards to certain employees during the second quarter of 2009. These performance awards would be intended to: compensate such employees for their efforts during the year ended December 31, 2008; and retain such employees in the short-term until stockholders approve the proposed Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan. Any such performance awards are expected to take the form of restricted stock units which will vest over time.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

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

Basis of Presentation

In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Financial market volatility and poor economic conditions in the United States have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

Inventory

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Inventory, net, consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$11,689	$11,648
Finished goods	34,242	38,323
Allowance for obsolescence	(26,042)	(25,509)

Total inventory, net	$19,889	$24,462

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of March 31, 2009 and December 31, 2008, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is determined by either (i) estimation of the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers, or (ii) quoted market prices at the reporting date for the traded debt securities. As of March 31, 2009 and December 31, 2008, the carrying value of our long-term debt was $3,092,296 and $3,251,466, respectively; while the fair value approximated $1,966,694 and $1,211,613, respectively.

Reclassifications

Certain amounts in the prior period unaudited consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides a detailed example to illustrate key considerations in determining the fair value of a financial asset in an inactive market, and emphasizes the requirements to disclose significant unobservable inputs used as a basis for estimating fair value. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and there has been no impact on our consolidated results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinded EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under SFAS No. 141R, all subsequent adjustments to uncertain tax positions assumed in a business combination that previously would have impacted goodwill are recognized in the income statement. The guidance in SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141R effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which clarifies the application of SFAS No. 141R to assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 requires the acquirer to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer would apply the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No.14, Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. The guidance in FSP No. FAS 141R-1 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. FSP No. FAS 141R-1 does not impact the accounting for the Merger.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF No. 07-1 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP No. FAS 142-3 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which amends the accounting requirements for certain convertible debt instruments. Additional disclosures are also required for these instruments. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP No. APB 14-1 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method. The EITF clarifies the accounting for certain transactions and impairment considerations involving these investments. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 08-6 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP FAS 107-1 and APB 28-1 will have on our interim report disclosures.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP No. FAS 115-2 and FAS 124-2 will have on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. If a significant decrease in the volume and level of activity for the asset or liability has occurred, quoted prices may not be determinative of fair value. Consequently, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP No. FAS 157-4 will have on our consolidated results of operations or financial position.

(4) Goodwill

Pursuant to the provisions of SFAS No. 141, Business Combinations, we allocated the consideration paid in connection with the Merger to the fair value of acquired assets and assumed liabilities, respectively, and recorded goodwill in the amount of $6,601,046. During 2008, we recorded an impairment charge of $4,766,190 resulting in a carrying value of $1,834,856 at December 31, 2008. There has not been any change in the carrying value of goodwill during 2009.

(5) Intangible Assets

Intangible assets consisted of the following:

		March 31, 2009			December 31, 2008
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(45,718)	$334,282	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(3,656)	12,896	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(133)	1,867	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(6,544)	68,456	75,000	(4,090)	70,910
Leasehold interests	7.4 years	908	(168)	740	908	(105)	803

Total intangible assets		$2,808,114	$(56,219)	$2,751,895	$2,808,114	$(35,789)	$2,772,325

Indefinite Life Intangible Assets

We have identified our FCC licenses and the XM trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. SIRIUS’ FCC license for most of its satellites expires in 2010 and the license for one of its new satellites expires eight years after SIRIUS certifies the satellite is operating; XM Holdings’ FCC licenses for its satellites expire in 2013 and 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2009, there are no legal, regulatory or contractual limitations associated with the XM trademark.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the three months ended March 31, 2009, no impairment loss was recorded for intangible assets with indefinite lives.

Definite Life Intangible Assets

Definite life intangible assets consist primarily of subscriber relationships of $380,000 that were acquired as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles include certain licensing agreements of $75,000, which are being amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for the three months ended March 31, 2009 was $20,430. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2009	$56,335
2010	66,143
2011	59,021
2012	53,467
2013	47,097
Thereafter	136,178

Total intangibles, net	$418,241

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

Subscriber revenue consists of the following:

	For the Three Months Ended March 31,
	2009	2008
Subscription fees	$550,575	$250,467
Activation fees	6,056	6,298
Effect of rebates	(239)	(1,125)

Total subscriber revenue	$556,392	$255,640

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(7) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months Ended March 31,
	2009	2008
Interest costs charged to expense	$65,743	$17,675
Interest costs capitalized	16,126	3,262

Total interest costs incurred	$81,869	$20,937

(8) Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2009	December 31, 2008
Satellite system	$1,423,579	$1,414,625
Terrestrial repeater network	108,782	109,228
Leasehold improvements	42,892	42,878
Broadcast studio equipment	49,393	49,186
Capitalized software and hardware	89,779	89,246
Satellite telemetry, tracking and control facilities	56,269	56,217
Furniture, fixtures, equipment and other	102,893	101,304
Land	38,411	38,411
Building	56,392	56,392
Construction in progress	518,683	474,716

Total property and equipment	2,487,073	2,432,203
Accumulated depreciation and amortization	(790,209)	(728,727)

Property and equipment, net	$1,696,864	$1,703,476

	March 31, 2009	December 31, 2008
Satellite system	$493,565	$449,129
Terrestrial repeater network	19,138	19,070
Leasehold improvements	14	—
Other	5,966	6,517

Construction in progress	$518,683	$474,716

Depreciation and amortization expense on property and equipment was $61,937 and $26,906 for the three months ended March 31, 2009 and 2008, respectively.

Satellites

SIRIUS’ three orbiting satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ three-satellite constellation and terrestrial repeater network were placed into service in 2002.

SIRIUS has an agreement with Space Systems/Loral for the design and construction of a fifth and sixth SIRIUS satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure two satellite launches on Proton rockets. This agreement provides us the flexibility to defer the second of these launch dates and to cancel either launch upon payment of a cancellation fee.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006.

Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. XM has also entered into an agreement with Sea Launch to secure a launch for XM-5.

(9) Related Party Transactions

Liberty Media

Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), have invested in us an aggregate of $350,000 in the form of loans, and are committed to invest an additional $180,000 in loans as of March 31, 2009. Liberty Media is the holder of our Convertible Perpetual Preferred Stock, Series B (the”Series B Preferred Stock”), has representatives on our board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness owed to Liberty Media.

Investment Agreement

On February 17, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with Liberty Media. Pursuant to the Investment Agreement, we agreed to issue to Liberty Radio, LLC 12,500,000 shares of Series B Preferred Stock with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. The Series B Preferred Stock was issued on March 6, 2009.

The Series B Preferred Stock is convertible into 40% of our outstanding shares of common stock (after giving effect to such conversion). Liberty Radio, LLC has agreed not to acquire more than 49.9% of our outstanding common stock for three years from the date the Series B Preferred Stock was issued, except that Liberty Radio, LLC may acquire more than 49.9% of our outstanding common stock at any time after the second anniversary of such date pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Radio, LLC or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during such three year period.

The holder of our Series B Preferred Stock is entitled to appoint a number of our board of directors proportionate to its ownership levels from time to time.

Loan Investments

On February 17, 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. The LM Credit Agreement provides for a $250,000 term loan and $30,000 of purchase money loans.

On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. Pursuant to the Second-Lien Credit Agreement, XM may borrow $150,000 of term loans on December 1, 2009. The proceeds of these loans will be used to repay a portion of the 10% Convertible Notes due 2009 of our wholly owned subsidiary, XM Holdings, on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM pays a commitment fee of 2% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments.

On March 6, 2009, XM amended and restated (i) the $100,000 Credit Agreement, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”), and (ii) the $250,000 Credit Agreement, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

We accounted for the Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital, excluding issuance costs, for the amount of allocated proceeds received and an additional $186,188 increase in paid-in capital for the beneficial conversion feature, which was immediately recognized as a charge to retained earnings.

We recognized Interest expense related to Liberty Media of $11,483 for the three months ended March 31, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

As of March 31, 2009, deferred financing fees related to the Second-Lien Credit Agreement recorded in Related party long-term assets was $80,175.

As of March 31, 2009, we recorded $21,500 within Current maturities of long-term related party debt, related to the transactions with Liberty Media. As of March 31, 2009, we recorded $186,216 within Long-term related party debt, net of current portion, related to the transactions with Liberty Media.

SIRIUS Canada

In 2005, SIRIUS entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, SIRIUS is reimbursed for certain costs incurred to provide SIRIUS Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, SIRIUS has the right to receive a royalty equal to a percentage of SIRIUS Canada’s gross revenues based on subscriber levels (ranging between 5% to 15%) and the number of Canadian-specific channels made available to SIRIUS Canada. SIRIUS’ investment in SIRIUS Canada is primarily non-voting shares which carry an 8% cumulative dividend.

Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended March 31, 2009 and 2008 were $1,998 and $4,702, respectively. We recorded $844 and $0 in royalty income for the three months ended March 31, 2009 and 2008, respectively. Such royalty income was recognized as a component of Other revenue in our unaudited consolidated statements of operations. We also recorded dividend income of $125, and $0 for the three months ended March 31, 2009 and 2008, respectively, which was included in Interest and investment income in our unaudited consolidated statements of operations. Receivables recorded relating to royalty income and dividend income were fully utilized to absorb a portion of our share of the losses generated by SIRIUS Canada during the three months ended March 31, 2009.

As of March 31, 2009 and December 31, 2008, other amounts due from SIRIUS Canada recorded in Related party current assets were $1,172 and $1,814, respectively. As of March 31, 2009 and December 31, 2008, amounts payable to SIRIUS Canada to fund its remaining capital requirements recorded in Related party current liabilities were $1,135 and $1,160, respectively.

XM Canada

In November 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. XM has the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal obligor.

The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our arrangements with XM Canada involving royalties on subscriber and activation fees. As of March 31, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $37,029 and $36,002, respectively.

XM has extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of March 31, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $9,770 and $8,311, respectively.

In connection with the deferred income related to XM Canada, we recorded amortization of $694 for the three months ended March 31, 2009. The royalty fees XM earns related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $114 for the three months ended March 31, 2009. XM Canada pays XM a licensing fee and reimburses XM for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recognized licensing fee revenue of $1,500 and advertising reimbursements of $367 for the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current assets were $6,988 and $5,594, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

General Motors

XM has a long-term distribution agreement with General Motors Corporation (“GM”). GM has a representative on our board of directors and is considered a related party. During the term of the agreement, GM has agreed to distribute the XM service. To encourage the broad installation of XM radios in GM vehicles, XM subsidizes a portion of the cost of XM radios and make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. XM also shares with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM. We have entered into an agreement with GM to extend the term of XM’s distribution agreement to 2020, to improve the economic terms of the arrangement, and postpone, at XM’s option, certain payments, with interest, to GM.

XM makes bandwidth available to OnStar Corporation for audio and data transmissions to owners of XM-enabled GM vehicles, regardless of whether the owner is an XM subscriber. OnStar’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. XM also granted to OnStar a certain amount of time to use XM’s studios on an annual basis and agreed to provide certain audio content for distribution on OnStar’s services.

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $6,992 for the three months ended March 31, 2009.

We recognized Sales and marketing expense with GM of $8,094 for the three months ended March 31, 2009. We recognized Revenue share and royalties expense with GM of $17,674 for the three months ended March 31, 2009. We recognized Subscriber acquisition costs with GM of $9,261 for the three months ended March 31, 2009.

As of March 31, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $5,120 and $93,322, respectively. As of March 31, 2009, prepaid expenses with GM recorded in Related party long-term assets were $109,676. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296.

As of March 31, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $49,458 and $63,023, respectively. As of March 31, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $15,336 and $0, respectively.

American Honda

XM makes a certain amount of its bandwidth available to American Honda. American Honda has a representative on our board of directors and is considered a related party. American Honda’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. In January 2007, XM announced a 10-year extension to its arrangement with American Honda to be its supplier of satellite radio and related data services in Honda and Acura vehicles. XM also agreed to make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and share with American Honda a portion of the subscription revenue attributable to Honda and Acura vehicles with installed XM radios.

We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $2,832 for the three months ended March 31, 2009.

We recognized Sales and marketing expense with American Honda of $1,331 for the three months ended March 31, 2009. We recognized Revenue share and royalties expense with American Honda of $1,435 for the three months ended March 31, 2009.

As of March 31, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,041 and $2,194, respectively.

As of March 31, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $3,502 and $4,190, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(10) Investments

Investments consist of the following:

	March 31, 2009	December 31, 2008
Marketable securities	$11,138	$10,525
Restricted investments	3,250	141,250
Embedded derivative accounted for separately from the host contract	3	2
Equity method investments	1,770	8,873

Total investments	$16,161	$160,650

SIRIUS Canada

We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have a significant influence, but less than a controlling voting interest in SIRIUS Canada. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to Loss on investments in our unaudited consolidated statements of operations. We recorded $969 and $0 for the three months ended March 31, 2009 and 2008, respectively, for our share of SIRIUS Canada’s net loss. As of March 31, 2009, the carrying value of our equity method investment in SIRIUS Canada was $0.

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in our unaudited consolidated statements of operations. We recorded $3,903 for the three months ended March 31, 2009 for our share of XM Canada’s net loss. During the three months ended March 31, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded an impairment charge of $3,034. In addition, during the three months ended March 31, 2009, we recorded $166 as a foreign exchange loss to Accumulated other comprehensive loss, net of tax.

XM Holdings holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of March 31, 2009, the carrying value of our equity method investment in XM Canada was $1,770, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,537 and $3, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of March 31, 2009 and December 31, 2008, the carrying value of these securities was $8,601 and $7,985, respectively.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. During the three months ended March 31, 2009, $138,000 of escrowed funds were released to programming providers. As of March 31, 2009 and December 31,

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

2008, the carrying value of our short-term restricted investments was $0. As of March 31, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $3,250 and $141,250, respectively.

(11) Debt

Our debt consists of the following:

	Conversion Price (per share)	Long Term Debt
		March 31, 2009	December 31, 2008
SIRIUS Debt
LM Credit Agreement	N/A	$250,000	$—
Less: discount		(127,055)	—
Senior Secured Term Loan due 2012	N/A	246,250	246,875
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
2 1/2% Convertible Notes due 2009	4.41	—	189,586
8 3/4% Convertible Subordinated Notes due 2009	$28.46	1,744	1,744
XM and XM Holdings Debt
Amended and Restated Credit Agreement due 2011	N/A	325,000	—
Less: discount		(49,497)	—
Senior Secured Term Loan due 2009	N/A	—	100,000
7% Exchangeable Senior Subordinated Notes due 2014	$1.88	550,000	550,000
9.75% Senior Notes due 2014	N/A	5,260	5,260
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(72,596)	(74,986)
10% Convertible Senior Notes due 2009	$10.87	227,515	400,000
Less: discount		(6,854)	(16,449)
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(16,743)	—
10% Senior Secured Discount Convertible Notes due 2009	$0.69	33,249	33,249
Add: premium		23,344	34,321
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	21,694	23,215

Total debt		3,092,296	3,251,466

Less: current maturities
Related party		21,500	—
Non-related party		356,303	399,726

Total current maturities		377,803	399,726

Total long-term		2,714,493	2,851,740
Less: related party		186,216	—

Total long-term, excluding related party		$2,528,277	$2,851,740

During the first quarter of 2009, Liberty Media invested in us an aggregate of $350,000 in the form of loans, and committed to invest an additional $180,000 in loans.

On February 17, 2009, we entered into an investment Agreement with Liberty Radio, LLC. Pursuant to the Investment Agreement, we agreed to issue to Liberty Radio, LLC 12,500,000 shares of the Series B Preferred Stock in partial consideration for the LM Credit Agreement, the Amended and Restated Credit Agreement due 2011 and the XM Credit Agreement (the “Loan Investments”), as more fully described below. We paid Liberty Media a structuring fee of $30,000 in connection with these transactions.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS Debt

LM Credit Agreement

On February 17, 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The LM Credit Agreement provides for a $250,000 term loan and $30,000 of purchase money loans. Concurrently with entering into the LM Credit Agreement, SIRIUS borrowed $250,000 under the term loan facility. The proceeds of the term loan were used (i) to repay at maturity our outstanding 2  1/2% Convertible Notes due February 17, 2009 and (ii) for general corporate purposes, including related transaction costs.

The loans under the LM Credit Agreement have a stated interest rate of 15% per annum. Commencing on March 31, 2010, the loans amortize in quarterly installments equal to (i) 0.25% of the aggregate principal amount of the loans outstanding on January 1, 2010 and (ii) after December 31, 2011, 25% of the aggregate principal amount of the loans outstanding on January 1, 2012. The loan matures on December 20, 2012. In addition, we pay a commitment fee of 2.0% per annum on the unused portion of the purchase money loan facility.

The loans under the LM Credit Agreement are guaranteed by Satellite CD Radio, Inc. and Sirius Asset Management Company LLC, SIRIUS’ wholly owned subsidiaries. The loans are secured by a lien on substantially all of SIRIUS’ assets. The affirmative covenants, negative covenants and event of default provisions in the LM Credit Agreement are substantially similar to those in the Senior Secured Term Loan, dated as of June 20, 2007, among SIRIUS, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

Senior Secured Term Loan due 2012

In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which has been fully drawn. Interest under the Senior Secured Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus  1/2 of 1.00%, plus 1.25%. The current interest rate is 2.8125%. The Senior Secured Term Loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The Senior Secured Term Loan matures on December 20, 2012.

The Senior Secured Term Loan is guaranteed by our wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”), and is secured by a lien on substantially all of SIRIUS’ and the Guarantor’s assets, including SIRIUS’ three in-orbit satellites, one ground spare satellite and the shares of the Guarantor.

The Senior Secured Term Loan contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Senior Secured Term Loan are substantially similar to those contained in the indenture governing SIRIUS’ 9  5/8% Senior Notes due 2013.

9  5 /8% Senior Notes due 2013

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

2  1/2% Convertible Notes due 2009

In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2  1/2% Convertible Notes due 2009 (the “2  1/2% Notes”) resulting in net proceeds, after debt issuance costs, of $244,625. In March 2004, SIRIUS issued an additional $50,000 in aggregate principal amount of the 2  1/2% Notes pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. During 2008, $110,414 in aggregate principal amount of the 2  1/2% Notes were exchanged for

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

shares of our common stock. During the three months ended March 31, 2009, but prior to the maturity date of the 2  1/2% Notes, $18,000 in aggregate principal amount of the 2  1/2% Notes were exchanged for shares of our common stock. The remaining principal balance of $171,586 of the 2  1/2% Notes matured on February 17, 2009, and was paid in cash at maturity.

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

Space Systems/Loral Credit Agreement

In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS to finance the purchase of its fifth and sixth satellites through June 10, 2010. Loral’s commitment is limited to approximately $25,688, or 80% of the amount due with respect to the construction of SIRIUS’ sixth satellite. Loans made under the Loral Credit Agreement are secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including its rights to these satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain conditions to borrowings. As a result of these borrowing conditions, we could be limited in our ability to borrow under this facility. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to 3-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty. SIRIUS has not borrowed under the Loral Credit Agreement.

XM and XM Holdings Debt

Amended and Restated Credit Agreement due 2011

On March 6, 2009, XM amended and restated (i) the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”), and (ii) the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media LLC (“Liberty”) purchased $100,000 aggregate principal amount of such loans from the lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

Loans under the First-Lien Credit Agreement held by existing lenders (the “Tranche A” and the “Tranche B” term loans) mature on May 5, 2010 and the remaining loans purchased by Liberty (the “Tranche C” term loans) mature on May 5, 2011. The Tranche A and the Tranche B term loans are subject to scheduled quarterly amortization payments of $25,000 starting on March 31, 2009 with all remaining amounts ($150,000) due on the maturity date. The Tranche C term loans are subject to a partial amortization of $25,000 on March 31, 2010, with all remaining amounts ($75,000) due on the final maturity date. Pursuant to these maturities and the scheduled amortization payments, of the outstanding principal amount, $100,000 of the $350,000 is due in 2009; $175,000 is due in 2010; and $75,000 is due in 2011. We paid $25,000 on March 31, 2009. The loans bear interest at rates ranging from prime plus 11% to LIBOR (subject to a 3% floor) plus 12%. The current interest rate is 15.00%.

The loans under the First-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loans are secured by a first lien on substantially all of the assets of XM Holdings, XM and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the First-Lien Credit Agreement are substantially similar to those contained in the Previous Facilities, except that (i) XM must maintain cash reserves of $75,000 (without taking into account any proceeds from the Second-Lien Credit Agreement (as defined below)), (ii) SIRIUS must maintain cash reserves of $35,000, (iii) XM Holdings and XM must maintain certain EBITDA levels set forth therein and (iv) an event of default shall occur upon the acceleration of any our material indebtedness or in the event of our voluntary or involuntary bankruptcy.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

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

On March 6, 2009, XM executed and delivered a Third Supplemental Indenture (the “XM 9.75% Notes Supplemental Indenture”). The XM 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the 9.75% Notes.

13% Senior Notes due 2013

In July 2008, XM Escrow LLC (“Escrow LLC”), a wholly owned subsidiary of XM Holdings, issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature in 2013. Escrow LLC merged with and into XM. Upon the merger, the 13% Notes became obligations of XM and became guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc.

10% Convertible Senior Notes due 2009

XM Holdings has issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 92.0 shares of our common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of common stock (subject to adjustment in certain events). As a result of the fair valuation at the acquisition date, we recognized an initial discount of $23,700. On February 13, 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount XM Holdings’ 10% Senior PIK Secured Notes due June 2011.

We accounted for the exchange as a modification of debt under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Upon the exchange, we recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.

10% Senior PIK Secured Notes due 2011

On February 13, 2009, we exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount XM Holdings’ 10% Senior PIK Secured Notes due June 2011 (the “New Notes”).

The New Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the New Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

We paid a fee equal to, at each exchanging noteholders’ election, either (i) 833 shares of our common stock (the “Structuring Fee Shares”) for every $1 principal amount of 10% Convertible Notes exchanged or (ii) an amount in cash equal to $0.05 for every $1 principal amount of 10% Convertible Notes exchanged. The total number of Structuring Fee Shares delivered was 59,178,819, and the aggregate cash delivered was approximately $5,100.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

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

Second-Lien Credit Agreement

On February 17, 2009, XM entered into a Credit Agreement (the “XM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The XM Credit Agreement provides for a $150,000 term loan.

On March 6, 2009, XM amended and restated the XM Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. Pursuant to the Second-Lien Credit Agreement, XM may borrow $150,000 aggregate principal amount of term loans on December 1, 2009. The proceeds of the loans will be used to repay a portion of the 10% Convertible Notes of XM Holdings on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM pays a commitment fee of 2.0% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments. As of March 31, 2009, there were no amounts outstanding under this credit facility.

The loans under the Second-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loan is secured by a second lien on substantially all the assets of XM Holdings, XM and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the Second-Lien Credit Agreement are substantially similar to those contained in the First-Lien Credit Agreement.

Covenants and Restrictions

The 9 5/8% Notes, Loral Credit Agreement, Senior Secured Term Loan, LM Credit Agreement, First-Lien Credit Agreement, 13% Notes and Second-Lien Credit Agreement require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the applicable indenture or credit agreement. SIRIUS operates XM Holdings as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments. The First-Lien Credit Agreement requires XM and SIRIUS to maintain levels of cash and cash equivalents of at least $75,000 and $35,000, respectively; and XM Holdings and XM must maintain certain EBITDA levels set forth therein. The Second-Lien Credit Agreement also requires minimum levels of cash and cash equivalents and EBITDA. If we fail to comply with these covenants, the 9 5/8% Notes, LM Credit Agreement, 13% Notes and any loans outstanding under the Loral Credit Agreement, the Senior Secured Term Loan, LM Credit Agreement, First-Lien Credit Agreement and Second-Lien Credit Agreement could become immediately payable and the Loral Credit Agreement could be terminated.

At March 31, 2009, we were in compliance with all financial covenants.

(12) Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 8,000,000,000 shares of common stock as of March 31, 2009 and December 31, 2008. There were 3,856,659,213 and 3,651,765,837 shares of common stock issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, approximately 3,398,956,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three months ended March 31, 2009, employees did not exercise any stock options.

In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 during each of the three months ended March 31, 2009 and 2008. Of the remaining $11,631 in common stock value, $5,852 and $5,779 are included in Other current assets and Other long-term assets, respectively, in our consolidated balance sheets as of March 31, 2009. Of the remaining $13,272 in common stock value, $5,852 and $7,420 are included in Other current assets and Other long-term assets, respectively, in our consolidated balance sheets as of December 31, 2008.

Convertible Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2009. There were 24,808,959 shares of Series A convertible preferred stock issued and outstanding as of March 31, 2009 and December 31, 2008. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of March 31, 2009.

The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing 40% of our outstanding shares of common stock (after giving effect to such conversion). This conversion rate will be subject to adjustment from time to time in certain circumstances such that Liberty Radio LLC will maintain a 40% ownership of all outstanding common shares, inclusive of the Series B Preferred Stock on an as converted basis. As holders of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock, the Series A Preferred Stock, and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock and the Series A Preferred Stock.

We accounted for the Series B Preferred Stock issuance by recording a $227,716 increase to additional paid-in capital for the amount of allocated proceeds received and an additional $186,188 increase to paid-in capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of March 31, 2009, approximately 54,667,000 warrants to acquire approximately 87,090,000 shares of common stock with an average exercise price of $4.05 per share were outstanding. We recognized expense of $1,318 during the three months ended March 31, 2009 due to the cancellation of certain warrants and the issuance of replacement warrants expiring in March 2015. These warrants vest over time or upon the achievement of milestones and expire at various times through June 2014. For the three months ended March 31, 2009 and 2008, we recognized aggregate warrant related expense of $2,522 and $2,770, respectively.

(13) Benefits Plans

We maintain three share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. During the three months ended March 31, 2009 and 2008, we recognized share-based payment expense of $20,179 and $22,262, respectively. For a summarized schedule of share-based payment expense, see the appended footnote to our unaudited consolidated statements of operations. We did not realize any income tax benefits from share-based benefits plans during the three months ended March 31, 2009 and 2008, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2003 Plan. The 2003 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2009, approximately 54,930,000 shares of common stock were available for future grant under the 2003 Plan.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM Holdings may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards, other than stock options or stock appreciation rights, reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of March 31, 2009, there were approximately 63,154,000 shares available under the 2007 Plan for future grant.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM Holdings may be granted stock option awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. As of March 31, 2009, there were 1,564,000 options available under the Talent Plan for future grant.

The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
Risk-free interest rate	N/A	2.6%
Expected life of options - years	N/A	4.06
Expected stock price volatility	N/A	80%
Expected dividend yield	N/A	$—

The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.1%	1.6-2.5%
Expected life - years	6.19	2.0-4.08
Expected stock price volatility	166%	80%
Expected dividend yield	$—	$—

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the three months ended March 31, 2009 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	165,436	$4.42
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(10,346)	$9.05

Outstanding, March 31, 2009	155,090	$4.11	5.83	$1,428

Exercisable, March 31, 2009	120,868	$4.46	5.17	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $1.73. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $62.

We recognized share-based payment expense associated with stock options of $12,255 and $11,054 for the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the three months ended March 31, 2009 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2008	19,931	$2.84
Granted	—	$—
Vested	(6,948)	$3.10
Forfeited	(827)	$2.88

Nonvested, March 31, 2009	12,156	$2.68

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2008 was $2.87. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2009 and 2008 was $934 and $8,052, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $6,857 and $4,273 for the three months ended March 31, 2009 and 2008, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at March 31, 2009 and December 31, 2008, net of estimated forfeitures, was $72,188 and $90,310, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of March 31, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

401(k) Savings Plans

We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) and the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) for eligible employees. The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits, while the XM Plan allows eligible employees to defer the maximum amount of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. Under the Sirius Plan, SIRIUS matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment. Under the XM Plan, XM Holdings matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in cash. Matching contributions under the XM Plan vest immediately. Expense resulting from the matching contribution to the plans was $923 and $865 for the three months ended March 31, 2009 and 2008, respectively.

SIRIUS may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. SIRIUS employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. We reduced our accrual for our profit-sharing contribution during the three months ended March 31, 2009 resulting in a negative $3,721 profit-sharing contribution expense for the three months ended March 31, 2009. Profit-sharing contribution expense was $1,657 for the three months ended March 31, 2008.

(14) Income Taxes

We recorded income tax expense of $1,115 and $543 for the three months ended March 31, 2009 and 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible assets, which are amortized over 15 years for tax purposes but are not amortized for book purposes.

(15) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2009:

	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$347,394	$190,886	$485,267	$484,402	$1,278,500	$555,248	$3,341,697
Cash interest payments	240,348	288,912	264,284	215,443	147,244	35,505	1,191,736
Satellite and transmission	91,717	145,923	80,325	7,672	7,926	33,111	366,674
Programming and content	191,623	240,846	135,609	123,907	32,483	14,350	738,818
Marketing and distribution	50,856	41,215	24,685	14,533	3,000	4,500	138,789
Satellite performance incentive payments	3,211	4,393	4,704	5,041	5,404	42,678	65,431
Operating lease obligations	30,604	36,585	22,210	18,265	14,812	14,666	137,142
Other	37,903	10,738	1,540	5	—	—	50,186

Total	$993,656	$959,498	$1,018,624	$869,268	$1,489,369	$700,058	$6,030,473

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

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

Satellite performance incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of March 31, 2009, we have accrued $28,475 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.

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

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of March 31, 2009 and December 31, 2008, $3,250 and $141,250, respectively, was classified as Restricted investments as a result of obligations under these letters of credit and escrow deposits.

We do not have any other significant off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, we will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Oral arguments were heard in March 2009. The parties are awaiting the Court’s decision in this matter.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics has filed suit in the New York State Court seeking to vacate the decision of the arbitrators.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

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

(16) Condensed Consolidating Financial Information

Sirius Asset Management, LLC and Satellite CD Radio, Inc. (collectively, the “Guarantor Subsidiaries”) are our wholly owned subsidiaries. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by us in connection with certain of our financings. Our unrestricted subsidiary, XM Holdings and its consolidated subsidiaries, are non-guarantor subsidiaries.

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Sirius XM Radio Inc. and Subsidiaries.

Basis of Presentation

In presenting our condensed consolidating financial statements, the equity method of accounting has been applied to (i) our interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”

Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$174,260	$—	$—	$201,226	$—	$375,486
Accounts receivable, net	91,259	—	—	49,118	—	140,377
Due from subsidiaries/affiliates	33,463	—	—	4,019	(37,482)	—
Inventory, net	16,767	—	—	3,122	—	19,889
Prepaid expenses	43,382	—	—	80,830	—	124,212
Related party current assets	1,172	—	—	107,471	—	108,643
Other current assets	30,685	—	—	58,740	(18,558)	70,867

Total current assets	390,988	—	—	504,526	(56,040)	839,474

Property and equipment, net	831,119	17,199	—	848,546	—	1,696,864
Investment in subsidiary/affiliates	(515,383)	—	—	—	515,383	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	3,000	—	—	250	—	3,250
Deferred financing fees, net	11,504	—	—	33,809	—	45,313
Intangible assets, net	—	—	—	668,241	—	668,241
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party long-term assets	15,011	—	—	184,610	—	199,621
Other long-term assets	36,578	—	—	77,067	—	113,645

Total assets	$772,817	$17,199	$83,654	$4,317,049	$2,294,199	$7,484,918

Current liabilities:
Accounts payable and accrued expenses	$344,034	$—	$—	$234,187	$(7,639)	$570,582
Accrued interest	11,552	—	—	46,653	—	58,205
Due to subsidiary/affiliates	—	17,489	477	19,516	(37,482)	—
Deferred revenue	554,749	—	—	479,594	7,246	1,041,589
Current portion of deferred credit on executory contracts	—	—	—	237,944	—	237,944
Current maturities of long-term debt	4,244	—	—	330,314	21,745	356,303
Current maturities of long-term related party debt	307	—	—	21,193	—	21,500
Related party current liabilities	1,135	—	—	59,351	(6,392)	54,094

Total current liabilities	916,021	17,489	477	1,428,752	(22,522)	2,340,217

Long-term debt	973,751	—	—	1,364,489	190,037	2,528,277
Long-term related party debt	122,639	—	—	63,577	—	186,216
Deferred revenue, net of current portion	118,102	—	—	133,149	—	251,251
Deferred credit on executory contracts	—	—	—	980,364	—	980,364
Deferred tax liability	14,870	—	15,298	887,041	(11,773)	905,435
Related party long-term liabilities	—	—	—	15,336	—	15,336
Other long-term liabilities	5,979	—	—	27,315	—	33,294

Total liabilities	2,151,361	17,489	15,775	4,900,023	155,742	7,240,390

Commitments and contingencies	—	—	—	—	—	—

Stockholders’ equity (deficit):
Preferred and common stock	3,894	—	—	—	—	3,894
Accumulated other comprehensive loss	(7,439)	—	—	(7,439)	7,439	(7,439)
Additional paid-in-capital	10,196,932	—	83,654	5,995,418	(6,079,072)	10,196,932
Retained earnings (accumulated deficit)	(11,571,931)	(290)	(15,775)	(6,570,953)	8,210,090	(9,948,859)

Total stockholders’ equity (deficit)	(1,378,544)	(290)	67,879	(582,974)	2,138,457	244,528

Total liabilities and stockholders’ equity (deficit)	$772,817	$17,199	$83,654	$4,317,049	$2,294,199	$7,484,918

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$173,647	$—	$—	$206,799	$—	$380,446
Accounts receivable, net	95,247	—	—	52,727	—	147,974
Due from subsidiaries/affiliates	64,279	—	—	2,751	(67,030)	—
Inventory, net	19,973	—	—	4,489	—	24,462
Prepaid expenses	29,852	—	—	37,351	—	67,203
Related party current assets	1,814	—	—	112,363	—	114,177
Other current assets	17,513	—	—	53,004	(11,773)	58,744

Total current assets	402,325	—	—	469,484	(78,803)	793,006

Property and equipment, net	816,562	12,326	—	874,588	—	1,703,476
Investment in subsidiary/affiliates	(525,687)	—	—	—	525,687	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	21,000	—	—	120,250	—	141,250
Deferred financing fees, net	9,853	—	—	30,303	—	40,156
Intangible assets, net	—	—	—	688,671	—	688,671
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party long-term assets	—	—	—	124,607	—	124,607
Other long-term assets	46,735	—	—	34,284	—	81,019

Total assets	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

Current liabilities:
Accounts payable and accrued expenses	$405,303	$—	$—	$245,598	$(8,081)	$642,820
Accrued interest	25,920	—	—	50,543	—	76,463
Due to subsidiary/affiliates	—	12,481	477	15,497	(28,455)	—
Deferred revenue	557,392	—	—	419,707	8,081	985,180
Current portion of deferred credit on executory contracts	—	—	—	234,774	—	234,774
Current maturities of long-term debt	4,244	—	—	355,739	39,743	399,726
Related party current liabilities	23,018	—	—	83,930	(38,575)	68,373

Total current liabilities	1,015,877	12,481	477	1,405,788	(27,287)	2,407,336

Long-term debt	1,163,961	—	—	1,439,102	248,677	2,851,740
Deferred revenue, net of current portion	116,634	—	—	131,255	—	247,889
Deferred credit on executory contracts	—	—	—	1,037,190	—	1,037,190
Deferred tax liability	4,990	—	14,761	886,475	(11,773)	894,453
Other long-term liabilities	7,225	—	—	36,325	—	43,550

Total liabilities	2,308,687	12,481	15,238	4,936,135	209,617	7,482,158

Commitments and contingencies	—	—	—	—	—	—
Stockholders’ equity (deficit):
Common and preferred stock	3,677	—	—	—	—	3,677
Accumulated other comprehensive loss	(7,871)	—	—	(7,871)	7,871	(7,871)
Additional paid-in-capital	9,724,991	—	83,654	5,870,502	(5,954,156)	9,724,991
Retained earnings (accumulated deficit)	(11,258,696)	(155)	(15,238)	(6,456,579)	8,018,408	(9,712,260)

Total stockholders’ equity (deficit)	(1,537,899)	(155)	68,416	(593,948)	2,072,123	8,537

Total liabilities and stockholders’ equity (deficit)	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$284,558	$—	$—	$302,421	$—	$586,979

Cost of services	139,571	—	—	129,376	—	268,947
Sales and marketing	15,700	—	—	36,130	—	51,830
Subscriber acquisition costs	46,740	—	—	26,328	—	73,068
General and administrative	27,562	—	—	31,752	—	59,314
Engineering, design and development	5,027	—	—	4,751	—	9,778
Depreciation and amortization	27,405	135	—	54,827	—	82,367
Restructuring and related costs	614	—	—	—	—	614

Total operating expenses	262,619	135	—	283,164	—	545,918

Income (loss) from operations	21,939	(135)	—	19,257	—	41,061

Other income (expense):
Interest and investment income	210	—	—	528	—	738
Interest expense, net of amounts capitalized	(15,976)	—	—	(68,200)	18,433	(65,743)
Gain (loss) on change in value of embedded derivative	—	—	—	(58,203)	58,203	—
Loss from redemption of debt, net	(17,330)	—	—	(627)	—	(17,957)
Loss on investments	(116,015)	—	—	(6,937)	115,046	(7,906)
Other income (expense)	125	—	—	386	—	511

Income (loss) before income taxes	(127,047)	(135)	—	(113,796)	191,682	(49,296)

Income tax expense	—	—	(537)	(578)	—	(1,115)

Net income (loss)	(127,047)	(135)	(537)	(114,374)	191,682	(50,411)
Preferred stock beneficial conversion feature	—	—	—	(186,188)	—	(186,188)

Net income (loss) attributable to common stockholders	$(127,047)	$(135)	$(537)	$(300,562)	$191,682	$(236,599)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$270,350	$—	$—	$—	$—	$270,350

Cost of services	146,006	—	—	338	—	146,344
Sales and marketing	37,524	—	—	943	—	38,467
Subscriber acquisition costs	89,907	—	—	(83)	—	89,824
General and administrative	48,778	—	—		—	48,778
Engineering, design and development	8,656	—	—	—	—	8,656
Depreciation and amortization	26,888	18	—	—	—	26,906
Restructuring and related costs	—	—	—	—	—	—

Total operating expenses	357,759	18	—	1,198	—	358,975

Income (loss) from operations	(87,409)	(18)	—	(1,198)	—	(88,625)

Other income (expense):
Interest and investment income	2,802	—	—	—	—	2,802
Interest expense, net of amounts capitalized	(17,675)	—	—	—	—	(17,675)
Loss on investments	(1,759)	—	—	—	1,759	—
Other income (expense)	(77)	—	—	—	—	(77)

Income (loss) before income taxes	(104,118)	(18)	—	(1,198)	1,759	(103,575)
Income tax expense	—	—	(543)	—	—	(543)

Net income (loss)	$(104,118)	$(18)	$(543)	$(1,198)	$1,759	$(104,118)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Balance at December 31, 2008	$(1,537,899)	$(155)	$68,416	$(593,948)	$2,072,123	$8,537
Net income (loss)	(127,047)	(135)	(537)	(114,374)	191,682	(50,411)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	649	—	—	649	(649)	649
Foreign currency translation adjustment	(217)	—	—	(217)	217	(217)

Total comprehensive loss	(126,615)	(135)	(537)	(113,942)	191,250	(49,979)
Issuance of preferred stock - related party, net of issuance costs	224,004	—	—	—	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	624	—	—	—	—	624
Structuring fee on 10% Senior PIK Notes due 2011	5,918	—	—	—	—	5,918
Share-based payment expense	20,260	—	—	—	—	20,260
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164					35,164
Contributed capital	—	—	—	124,916	(124,916)	—

Balance at March 31, 2009	$(1,378,544)	$(290)	$67,879	$(582,974)	$2,138,457	$244,528

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash provided by (used in) operating activities	$27,025	$5,008	$—	$41,019	$(6,181)	$66,871

Cash flows from investing activities:
Additions to property and equipment	(62,575)	(5,008)	—	(3,557)	—	(71,140)
Merger-related costs	623	—	—	—	—	623

Net cash used in investing activities	(61,952)	(5,008)	—	(3,557)	—	(70,517)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	—	—	—	—	(3,712)
Related party long-term borrowings net of costs	211,463	—	—	—	—	211,463
Debt issuance costs	—	—	—	(6,181)	6,181	—
Payment of premiums on redemption of debt	—	—	—	(10,072)	—	(10,072)
Repayment of long-term borrowings	(172,211)	—	—	(26,782)	—	(198,993)

Net cash provided by (used in) financing activities	35,540	—	—	(43,035)	6,181	(1,314)

Net increase (decrease) in cash and cash equivalents	613	—	—	(5,573)	—	(4,960)

Cash and cash equivalents at beginning of period	173,647	—	—	206,799	—	380,446

Cash and cash equivalents at end of period	$174,260	$—	$—	$201,226	$—	$375,486

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash (used in) provided by operating activities	$(153,205)	$3,047	$—	$10,866	$—	$(139,292)

Cash flows from investing activities:
Additions to property and equipment	(36,178)	(3,047)	—	—	—	(39,225)
Purchases of restricted and other investments	(3,000)	—	—	—	—	(3,000)
Merger-related costs	(10,018)	—	—	—	—	(10,018)
Sale of restricted and other investments	5,008	—	—	—	—	5,008

Net cash used in investing activities	(44,188)	(3,047)	—	—	—	(47,235)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	840	—	—	—	—	840
Repayment of long-term borrowings	(625)	—	—	—	—	(625)

Net cash provided by financing activities	215	—	—	—	—	215

Net (decrease) increase in cash and cash equivalents	(197,178)	—	—	10,866	—	(186,312)

Cash and cash equivalents at beginning of period	430,225	—	—	8,595	—	438,820

Cash and cash equivalents at end of period	$233,047	$—	$—	$19,461	$—	$252,508

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(17) Subsequent Event

On April 28, 2009, our board of directors adopted a rights plan to protect against limitations on our ability to use our net operating loss carryforwards and certain other tax benefits (the “NOLs”) to reduce potential future federal income tax obligations. We have experienced and continue to experience substantial operating losses, and under the Internal Revenue Code and rules promulgated thereunder we may “carry forward” these losses in certain circumstances to offset current and future earnings and reduce our federal income tax liability. We believe that we currently may be able to carry forward our NOLs, and these NOLs may be a substantial asset to us although we presently have a related valuation allowance recorded. An “ownership change,” as defined in Section 382 of the Internal Revenue Code may substantially limit, our ability to use the NOLs significantly impairing the value of that asset. The terms of the rights and the rights plan are set forth in a Rights Agreement, by and between us and The Bank of New York Mellon, as rights agent, dated as of April 29, 2009 (the “Rights Plan”).

The Rights Plan is intended to act as a deterrent to any person or group (an “Acquiring Person”) acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock is converted into common stock) without the approval of our board of directors. The Rights Plan exempts future acquisitions of common stock by Liberty Radio, LLC and its affiliates, but does not in any respect alter the respective rights and obligations of the Company and Liberty Radio, LLC and its affiliates under the terms of the Investment Agreement dated as of February 17, 2009, between us and Liberty Radio, LLC. Any rights held by an Acquiring Person are void and may not be exercised. Our board of directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.

The Rights Plan will continue in effect until August 1, 2011, unless it is terminated or redeemed earlier by our board of directors. We plan to submit the Rights Plan to stockholder vote prior to June 30, 2010, and the failure to obtain this approval will result in a termination of the Rights Plan.

For further information regarding the Rights Plan, please refer to the Rights Agreement, which is incorporated by reference as an exhibit to this Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Business – Risk Factors” in Item 1A of the Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	the substantial indebtedness of SIRIUS, XM Holdings and XM;

•

the possibility that the benefits of the merger with XM Holdings may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and the effects of those undertakings on the business of XM and SIRIUS in the future;

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

As of March 31, 2009, we had 18,599,434 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services.

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

We entered into several agreements which improved our financial position. We entered into an agreement with General Motors to extend the term of XM’s distribution agreement to 2020 and to improve the economic terms of the arrangement. We entered into agreements with certain other third parties to, among other things, restructure lump sum payments coming due; eliminate escrow arrangements in exchange for prepayment of the amount released; and extend agreements. We may enter into similar agreements with additional third parties.

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

Unaudited Pro Forma Information

Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2007. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 50 through 56) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information.

Subscribers and Key Operating Metrics. The following tables contain our pro forma subscribers and key operating metrics for the three months ended March 31, 2009 and 2008:

Unaudited Actual and Pro Forma Quarterly Subscribers and Metrics:

	Unaudited
	Three Months Ended March 31,
	2009	2008
	(Actual)	(Proforma)
Beginning subscribers	19,003,856	17,348,622
Gross subscriber additions	1,338,961	2,041,656
Deactivated subscribers	(1,743,383)	(1,415,747)

Net additions	(404,422)	625,909

Ending subscribers	18,599,434	17,974,531

Retail	8,537,056	9,189,927
OEM	9,958,349	8,692,319
Rental	104,029	92,285

Ending subscribers	18,599,434	17,974,531

Retail	(368,031)	(48,788)
OEM	(37,604)	659,051
Rental	1,213	15,646

Net additions	(404,422)	625,909

Self-pay	15,436,410	14,313,406
Paid promotional	3,163,024	3,661,125

Ending subscribers	18,599,434	17,974,531

Self-pay	(113,247)	440,060
Paid promotional	(291,175)	185,849

Net additions	(404,422)	625,909

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Average self-pay monthly churn (1)(7)	2.2%	1.9%
Conversion rate (2)(7)	44.9%	51.0%
ARPU (3)(7)	$10.43	$10.48
SAC, as adjusted, per gross subscriber addition (4)(7)	$61	$82
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.06	$1.14
Total revenue	$605,480	$578,804
Free cash flow (6)(7)	$(3,646)	$(311,099)
Adjusted income (loss) from operations (8)	$108,841	$(70,154)
Net loss	$(62,877)	$(233,387)

Note: See pages 50 through 56 for footnotes.

Subscribers. At March 31, 2009 we had 18,599,434 subscribers, an increase of 624,903 subscribers, or 3%, from the 17,974,531 subscribers as of March 31, 2008. Self-pay subscribers increased 1,123,004 since March 31, 2008 while subscribers in paid promotional trials fell 498,101, reflecting the decline in North American auto sales. Gross subscriber additions decreased approximately 34% during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. OEM gross subscriber additions decreased due to the 38% decline in the North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions increased to 2.2% per month in the quarter reflecting reductions in consumer discretionary spending and subscriber response to our recent increase in prices for multi-subscription accounts, the institution of a monthly charge for our streaming service and channel line-up changes in November 2008;

deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU. Total ARPU was $10.43 and $10.48 for the three months ended March 31, 2009 and 2008, respectively. The decrease was driven mainly by a decrease in net advertising revenue per average subscriber, offset by an increase due to the sale of “Best of” programming.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $61 and $82 for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily driven by fewer OEM installations relative to gross subscriber additions, improved OEM subsidies and higher aftermarket inventory reserves in the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber was $1.06 and $1.14 for the three months ended March 31, 2009 and 2008, respectively. The decline was primarily due to efficiencies across a larger subscriber base.

Adjusted Income (Loss) from Operations. Our adjusted income (loss) from operations was $108,841 and ($70,154) for the three months ended March 31, 2009 and 2008, respectively. Adjusted income (loss) from operations was favorably impacted by the $26,676 increase in revenues and the $152,319 decrease in expenses included in adjusted income (loss) from operations.

Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2007. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger, nor the goodwill impairment charge taken during 2008. See footnote 8 (pages 51 to 52) for a reconciliation of net loss to adjusted income (loss) from operations.

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$573,081	$536,509
Advertising revenue, net of agency fees	12,304	17,526
Equipment revenue	9,909	10,384
Other revenue	10,186	14,385

Total revenue	605,480	578,804

Operating expenses:
Satellite and transmission	19,741	25,731
Programming and content	96,678	107,922
Revenue share and royalties	121,261	111,142
Customer service and billing	59,262	60,067
Cost of equipment	7,993	16,139
Sales and marketing	51,008	79,080
Subscriber acquisition costs	83,710	161,334
General and administrative	48,575	71,478
Engineering, design and development	8,411	16,065
Depreciation and amortization	51,483	72,389
Share-based payment expense	21,500	39,766
Restructuring and related costs	614	—

Total operating expenses	570,236	761,113

Income (loss) from operations	35,244	(182,309)
Other expense	(97,006)	(50,204)

Loss before income taxes	(61,762)	(232,513)
Income tax expense	(1,115)	(874)

Net loss	$(62,877)	$(233,387)

Highlights for the Three Months Ended March 31, 2009. Our revenue grew 5%, or $26,676, in the three months ended March 31, 2009 compared to the same period in 2008. This revenue growth was driven by a 6% growth in average subscribers. This increase, combined with a decrease of 48% in subscriber acquisition costs and a decrease of 23% in fixed costs, excluding restructuring and related costs, depreciation and amortization and share-based payment expense, resulted in improved adjusted income (loss) from operations of $108,841 in the three months ended March 31, 2009 compared to ($70,154) in the same period in 2008. Total operating expenses, excluding restructuring and related costs, depreciation and amortization and share-based payment expense, decreased by 23%, or $152,319, during the three months ended March 31, 2009 compared to the same period in 2008.

Satellite and transmission costs decreased 23%, or $5,990, in the three months ended March 31, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 10%, or $11,244, in the three months ended March 31, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on various content agreements. Revenue share and royalties increased by 9%, or $10,119, while maintaining a relatively flat percentage of revenue in the three months ended March 31, 2009 compared to the same period in 2008. Customer service and billing costs decreased by $805 in the three months ended March 31, 2009 compared to the same period in 2008 due to scale efficiencies over a larger subscriber base. Cost of equipment decreased by 50%, or $8,146, in the three months ended March 31, 2009 compared to the same period in 2008 as a result of a decrease in our direct to customer sales and lower inventory write-downs. Sales and marketing costs decreased 35%, or $28,072, and have decreased as a percentage of revenue from 14% to 8% in the three months ended March 31, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend, as well as, reductions to personnel costs and third party distribution support expenses.

Subscriber acquisition costs decreased 48%, or $77,624, and decreased as a percentage of revenue from 28% to 14% in the three months ended March 31, 2009 compared to the same period in 2008. This improvement was driven by a 26% improvement in SAC, as adjusted, per gross addition due to fewer OEM installations relative to gross subscriber additions, improved OEM subsidies and higher aftermarket inventory reserves in the three months ended March 31, 2008 compared to the three months ended March 31, 2009. Subscriber acquisition costs also decreased as a result of the 34% decline in gross additions during the three months ended March 31, 2009.

General and administrative costs decreased 32%, or $22,903, mainly due to the absence of charges related to certain legal and regulatory matters incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 48%, or $7,654, in the three months ended March 31, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

Other expenses increased 93%, or $46,802, in the three months ended March 31, 2009 compared to the same period in 2008 driven mainly by an increase in interest expense of $25,390 and loss from redemption of debt of $17,957. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.

Unaudited Actual Results of Operations

Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 50 to 56) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.

The discussion of our results of operations for the three months ended March 31, 2009 and 2008 includes the financial results of XM from the date of the Merger. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses trends we believe are significant.

Subscriber and Key Operating Metrics. The following tables contain our actual subscribers and key operating metrics for the three months ended March 31, 2009 and 2008:

Unaudited Actual Quarterly Subscribers and Metrics:

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Beginning subscribers	19,003,856	8,321,785
Gross subscriber additions	1,338,961	1,003,422
Deactivated subscribers	(1,743,383)	(680,888)

Net additions	(404,422)	322,534

Ending subscribers	18,599,434	8,644,319

Retail	8,537,056	4,643,215
OEM	9,958,349	3,986,818
Rental	104,029	14,286

Ending subscribers	18,599,434	8,644,319

Retail	(368,031)	2,506
OEM	(37,604)	321,186
Rental	1,213	(1,158)

Net additions	(404,422)	322,534

Self-pay	15,436,410	5,897,669
Paid promotional	3,163,024	2,746,650

Ending subscribers	18,599,434	8,644,319

Self-pay	(113,247)	212,605
Paid promotional	(291,175)	109,929

Net additions	(404,422)	322,534

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Average self-pay monthly churn (1)(7)	2.2%	2.1%
Conversion rate (2)(7)	44.9%	47.1%
ARPU (7)(10)	$10.13	$10.42
SAC, as adjusted, per gross subscriber addition (7)(11)	$53	$91
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.06	$1.05
Total revenue	$586,979	$270,350
Free cash flow (7)(13)	$(3,646)	$(186,535)
Adjusted income (loss) from operations (14)	$144,221	$(39,457)
Net loss	$(50,411)	$(104,118)

Note: See pages 50 through 56 for footnotes.

Subscribers. At March 31, 2009 we had 18,599,434 subscribers, an increase of 115% from the 8,644,319 subscribers as of March 31, 2008. The increase was principally a result of the 9,716,070 subscribers acquired in the Merger. Gross additions increased 33% due to the inclusion of XM in our operating results for the quarter, offset in part by declines in retail and OEM gross subscriber additions resulting from declines in North American automotive sales and the effects of reduced consumer spending. Deactivations include the results of XM from the date of the Merger. The deactivation rate for self-pay subscriptions increased while the conversion rate for subscribers in paid promotional trial periods decreased. We believe the decrease resulted from a combination of factors, including reductions in consumer discretionary spending, the subscriber response to our recent increase in prices for multi-subscription accounts, the institution of a monthly charge for our Internet service and our channel line-up changes in November 2008.

ARPU. Total ARPU was $10.13 and $10.42 for the three months ended March 31, 2009 and 2008, respectively. The decrease was driven by the effect of purchase price accounting adjustments, subscriber winback programs and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.

We expect ARPU to fluctuate based on promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $53 and $91 for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily driven by improved OEM subsidies, higher aftermarket inventory reserves in the three months ended March 31, 2008 compared to the three months ended March 31, 2009 and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will be impacted by our increasing mix of OEM additions and the effects of purchase price accounting adjustments.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber increased 1% to $1.06 for the three months ended March 31, 2009 from $1.05 for the three months ended March 31, 2008. The increase was primarily due to the inclusion of XM, which has historically experienced higher customer service and billing expenses.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations. Our adjusted income (loss) from operations was $144,221 and ($39,457) for the three months ended March 31, 2009 and 2008, respectively. Adjusted income (loss) from operations was favorably impacted by the $316,629 increase in revenues, partially offset by the $130,868 increase in expenses. See footnote 14 (page 56) for a reconciliation of net loss to adjusted income (loss) from operations.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008 — Actual

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended March 31, 2009 and 2008, subscriber revenue was $556,392 and $255,640, respectively, an increase of 118% or $300,752. The Merger was responsible for approximately $284,469 of the increase and the remaining increase was primarily attributable to subscriber growth.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Subscription fees	$550,575	$250,467
Activation fees	6,056	6,298
Effect of rebates	(239)	(1,125)

Total subscriber revenue	$556,392	$255,640

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

•

Three Months: For the three months ended March 31, 2009 and 2008, net advertising revenue was $12,304 and $8,408, respectively, which represents an increase of $3,896. The Merger was responsible for approximately $4,520 of the increase, which was offset by a decrease in ad revenue due to the decline in the current economic environment and the national radio advertising market.

Our advertising revenue is subject to fluctuation based on the national advertising environment. We believe these general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Additionally, advertising revenue will increase as a result of the inclusion of the full period results of XM.

Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.

•

Three Months: For the three months ended March 31, 2009 and 2008, equipment revenue was $9,909 and $6,063, respectively, which represents an increase of $3,846. The Merger was responsible for approximately $5,917 of the increase. The equipment revenue increase was partially offset by a decrease in sales through our direct to consumer distribution channel.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, satellite and transmission expenses were $20,279 and $7,822, respectively, which represents an increase of $12,457 primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $14,770 during the three months ended March 31, 2009.

We expect satellite and transmission expenses to decrease as we consolidate terrestrial repeater sites and realize other cost savings as a result of the Merger; however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, programming and content expenses were $80,408 and $61,692, respectively, which represents an increase of $18,716. The increase includes $27,538 of XM’s programming and content expense, which was partially offset by reductions in personnel and on-air talent costs as well as savings on various content agreements.

Our programming and content expenses, excluding share-based payment expense, are expected to decrease as we reduce duplicate programming and content costs, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, revenue share and royalties were $100,466 and $42,320, respectively, which represents an increase of $58,146. The increase was primarily attributable to the $49,682 effect of including XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.

We expect these costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, as a result of statutory increases in the royalty rate for sound recording performances and as a result of the inclusion of the full period results of XM.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management systems as well as bad debt expense.

•

Three Months: For the three months ended March 31, 2009 and 2008, customer service and billing expenses were $59,801 and $26,922, respectively, which represents an increase of $32,879 primarily due to the Merger. XM’s customer services and billing expense accounted for $33,732 during the three months ended March 31, 2009.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, cost of equipment was $7,993 and $7,588, respectively, which represents an increase of $405. The Merger-related increase of $3,465 was offset mainly by lower sales volume and lower inventory related charges.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, sales and marketing expenses were $51,830 and $38,467, respectively, which represents an increase of $13,363. The Merger-related increase of $32,119 was offset partially by reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses.

We expect sales and marketing expenses, excluding share-based payment expense, to decrease as we consolidate our advertising and promotional activities, gain efficiencies in marketing management and eliminate overlapping distribution support costs, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; provisions for inventory allowance; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios, and revenue share payments to automakers and retailers of SIRIUS and XM radios.

•

Three Months: For the three months ended March 31, 2009 and 2008, subscriber acquisition costs were $73,068 and $89,824, respectively, which represents a decrease of $16,756. This decrease was primarily due to improved OEM subsidies and higher aftermarket inventory reserves in the three months ended March 31, 2008 compared to the three months ended March 31, 2009, partially offset by the impact of the Merger. XM’s subscriber acquisition costs accounted for $26,250 during the three months ended March 31, 2009.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, general and administrative expenses were $59,314 and $48,778, respectively, which represents an increase of $10,536, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.

We expect our general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we integrate XM. General and administrative expenses may fluctuate in certain periods as a result of litigation costs; however such expenses are expected to increase in the aggregate due to inclusion of the full period results of XM.

Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•

Three Months: For the three months ended March 31, 2009 and 2008, engineering, design and development expenses were $9,778 and $8,656, respectively, which represents an increase of $1,122. This increase was primarily due to the impact of the Merger, partially offset by lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, interest and investment income was $738 and $2,802, respectively. The decrease of $2,064 was primarily attributable to lower interest rates in 2009 and a lower average cash balance.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.

•

Three Months: For the three months ended March 31, 2009 and 2008, interest expense was $65,743 and $17,675, respectively, which represents an increase of $48,068. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicle.

Loss from Redemption of Debt. Loss from redemption of debt includes losses incurred as a result of the conversion of our 2  1/2% Convertible Notes due 2009.

•	Three Months: For the three months ended March 31, 2009 and 2008, loss from redemption of debt was $17,957 and $0, respectively.

Loss on Investments. Loss on investments includes our share of SIRIUS Canada’s and XM Canada’s net losses, and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.

•

Three Months: For the three months ended March 31, 2009 and 2008, loss on investment was $7,906 and $0, respectively. The increase was attributable to an impairment charge recorded on our investment in XM Canada in the amount of $3,034 during the three months ended March 31, 2009 and the inclusion of our share of SIRIUS Canada’s and XM Canada’s net losses for the three months ended March 31, 2009.

Income Taxes

Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $1,115 and $543 for the three months ended March 31, 2009 and 2008, respectively. The increase is attributed to the inclusion of XM.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

As of March 31, 2009 and 2008, we had $375,486 and $252,508, respectively, in cash and cash equivalents and $380,446 as of December 31, 2008.

The following table presents a summary of our cash flow activity for the periods set forth below.

	For the Three Months Ended March 31,		Variances
	2009	2008	2009 vs. 2008
Cash flows provided by (used in) operating activities	$66,871	$(139,292)	$206,163
Cash flows used in investing activities	(70,517)	(47,235)	(23,282)
Cash flows (used in) provided by financing activities	(1,314)	215	(1,529)

Net decrease in cash and cash equivalents	(4,960)	(186,312)	181,352
Cash and cash equivalents at beginning of period	380,446	438,820	(58,374)

Cash and cash equivalents at end of period	$375,486	$252,508	$122,978

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $66,871 for the three months ended March 31, 2009 compared with net cash used in operating activities of $139,292 for the three months ended March 31, 2008. The increase of $206,163 in cash provided by operating activities was primarily the result of a decreased net loss, net of non-cash operating activities of $100,116 and a decrease in cash used in other operating assets and liabilities of $106,047.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $23,282 to $70,517 for the three months ended March 31, 2009 from $47,235 for the three months ended March 31, 2008. The increase was primarily the result of an increase in capital expenditures of $31,915 associated with our satellite construction and launch vehicle, offset by a decrease of $10,641 in Merger-related costs.

We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities increased $1,529 to $1,314 for the three months ended March 31, 2009 compared with net cash provided by financing activities of $215 for the three months ended March 31, 2008. The increase in cash used in financing activities was primarily due to $211,463 in net proceeds received from our credit agreement with Liberty Media, offset by an increase of $198,368 in debt repayment, principally to the holders of our 2  1/2% Convertible Notes due 2009, $10,072 in premiums on the redemption of debt and $3,712 in preferred stock issuance costs.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues. The Certificate of Designations for our Series B Preferred Stock provides that so long as Liberty beneficially owns at least half of its initial equity investment, we need the consent of Liberty for certain actions, including the grant or issuance of our equity securities and the incurrence of debt in amounts greater than a stated threshold.

Future Liquidity and Capital Resource Requirements

We have entered into a series of transactions to improve our liquidity and strengthen our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of our common stock for $128,412 aggregate principal amount of our 2 1/2% Convertible Notes due 2009;

•

the exchange of $172,485 aggregate principal amount of outstanding 10% Convertible Senior Notes due 2009 of XM Holdings for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due June 2011;

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $350,000 in the form of loans to us, are committed to invest an additional $180,000 in loans to us, and have received a significant equity interest in us; and

•

the execution of agreements with holders of the Senior Secured Term Loan due 2009 and Senior Secured Revolving Credit Facility due 2009 and Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which maturities were extended under the Amended and Restated Credit Agreement due 2011.

See Note 11 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for additional information on certain of these transactions.

Debt Maturing in 2009 and 2010. We have approximately $538,280 of debt maturing in 2009 and 2010, including:

•	at SIRIUS, $1,744 of 8 3/4% Convertible Subordinated Notes that mature on September 29, 2009;

•

at SIRIUS, $4,375 pursuant to the Senior Secured Term Loan in which quarterly installments of 0.25% of the initial aggregate principal amount are due for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The Senior Secured Term Loan matures on December 20, 2012;

•

at SIRIUS, $2,500 pursuant to the LM Credit Agreement in which quarterly installments equal to (i) 0.25% of the aggregate principal amount of the loans outstanding on January 1, 2010 are due beginning March 31, 2010 and (ii) after December 31, 2011, 25% of the aggregate principal amount of the loans outstanding on January 1, 2012. The loan matures on December 20, 2012;

•	at XM Holdings, $227,515 of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33,249 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009;

•

at XM, a $325,000 credit facility, $75,000 of which is due in the remaining nine months of 2009, $25,000 of which is due on March 31, 2010, $150,000 of which is due on May 5, 2010 and $75,000 of which is due in May 2011; and

•	at XM Holdings, $18,897 of capital lease payments.

We believe our existing cash balances, available borrowings under credit facilities and our cash flows from operating activities will be sufficient to repay these debt obligations maturing in 2009 and 2010.

Debt Maturing in 2011. As a result of our 2011 debt maturities, our existing cash balances, available borrowings under credit facilities and our cash flows from operating activities may not be sufficient to fund our projected cash needs. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, or results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in credit and financial markets continues.

Credit Agreement with Space Systems/Loral. In July 2007, SIRIUS amended and restated its Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS to finance the purchase of SIRIUS’ fifth and sixth satellites. Loral’s commitment is limited to approximately $25,688, or 80% of the amount due with respect to the construction of our sixth satellite. Loans made under the Loral Credit Agreement will be secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including SIRIUS’ rights to the new satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after our sixth satellite becomes available for shipment, and (iii) 30 days prior to the scheduled launch of the sixth satellite. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to three-month LIBOR plus 4.75%. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty.

SIRIUS has not requested any loans under the Loral Credit Agreement with Space Systems/Loral. The Loral Credit Agreement contains certain conditions to borrowing.

Operating Liquidity. Based upon our current plans, and other than our need to refinance our debt maturing in 2011, we believe that we have sufficient cash, cash equivalents, available borrowings under our credit facilities and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

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

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices. Our future liquidity also may be adversely affected by, among other things, the nature and extent of the benefits achieved by operating XM as a wholly owned unrestricted subsidiary under our existing indebtedness.

Off-Balance Sheet Arrangements

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of March 31, 2009 and December 31, 2008, $3,250 and $141,250, respectively, was classified as restricted investments as a result of obligations under these letters of credit and escrow deposits. In February 2009, we released to programming providers an aggregate of $138,000 held in escrow in satisfaction of future obligations under our agreements with them.

We do not have any significant off-balance sheet arrangements other than those disclosed is Item 1. Note 15, Commitments and Contingencies that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2009, approximately 54,930,000 shares of our common stock were available for grant under the 2003 Plan. During the three months ended March 31, 2009, employees did not exercise stock options.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. Since the Merger, there have been no grants of awards from the 2007 Plan. As of March 31, 2009, there were approximately 63,154,000 shares available for future grant under the 2007 Plan.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM may be granted stock option awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Since the Merger, there have been no grants of awards from the Talent Plan. As of March 31, 2009, there were 1,564,000 options available under the Talent Plan for future grant.

As of March 31, 2009, approximately 167,246,000 stock options, shares of restricted stock and restricted stock units were outstanding under all of our plans.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 15 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions” refer to Note 9 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to the unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.
(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.
(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Subscriber revenue	$573,081	$536,509
Net advertising revenue	12,304	17,526

Total subscriber and net advertising revenue	$585,385	$554,035

Daily weighted average number of subscribers	18,713,485	17,615,684
ARPU	$10.43	$10.48

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Subscriber acquisition cost	$83,710	$161,348
Less: share-based payment expense granted to third parties and employees	—	(14)
Less/Add: margin from direct sales of radios and accessories	(1,916)	5,755

SAC, as adjusted	$81,794	$167,089

Gross subscriber additions	1,338,961	2,041,656
SAC, as adjusted, per gross subscriber addition	$61	$82

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Customer service and billing expenses	$59,918	$61,232
Less: share-based payment expense	(656)	(1,165)

Customer service and billing expenses, as adjusted	$59,262	$60,067

Daily weighted average number of subscribers	18,713,485	17,615,684
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.14

(6)	Free cash flow is calculated as follows:

	Unaudited Pro Forma
	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$66,871	$(246,988)
Additions to property and equipment	(71,140)	(56,093)
Merger related costs	623	(10,018)
Restricted and other investment activity	—	2,000

Free cash flow	$(3,646)	$(311,099)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net loss before interest and investment income, interest expense net of amounts capitalized, income tax expense, loss from redemption of debt, loss on investments, other expense (income), restructuring and related cost, depreciation and amortization, and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring and related costs and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Unaudited Pro Forma
	Three Months Ended March 31,
(in thousands)	2009	2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(62,877)	$(233,387)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(738)	(4,477)
Interest expense, net of amounts capitalized	72,392	47,002
Income tax expense	1,115	874
Loss from redemption of debt	17,957	—
Loss on investments	7,906	4,177
Other expense (income)	(511)	3,502

Income (loss) from operations	35,244	(182,309)
Restructuring and related costs	614	—
Depreciation and amortization	51,483	72,389
Share-based payment expense	21,500	39,766

Adjusted income (loss) from operations	$108,841	$(70,154)

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

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended March 31, 2009
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$556,392	$16,689	$—	$573,081
Advertising revenue, net of agency fees	12,304	—	—	12,304
Equipment revenue	9,909	—	—	9,909
Other revenue	8,374	1,812	—	10,186

Total revenue	586,979	18,501	—	605,480
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	20,279	327	(865)	19,741
Programming and content	80,408	18,890	(2,620)	96,678
Revenue share and royalties	100,466	20,795	—	121,261
Customer service and billing	59,801	117	(656)	59,262
Cost of equipment	7,993	—	—	7,993
Sales and marketing	51,830	3,658	(4,480)	51,008
Subscriber acquisition costs	73,068	10,642	—	83,710
General and administrative	59,314	472	(11,211)	48,575
Engineering, design and development	9,778	301	(1,668)	8,411
Depreciation and amortization	82,367	(30,884)	—	51,483
Share-based payment expense	—	—	21,500	21,500
Restructuring and related costs	614	—	—	614

Total operating expenses	545,918	24,318	—	570,236

Income (loss) from operations	41,061	(5,817)	—	35,244
Other income (expense)
Interest and investment income	738	—	—	738
Interest expense, net of amounts capitalized	(65,743)	(6,649)	—	(72,392)
Loss from redemption of debt	(17,957)	—	—	(17,957)
Loss on investments	(7,906)	—	—	(7,906)
Other (expense) income	511	—	—	511

Total other expense	(90,357)	(6,649)	—	(97,006)

Loss before income taxes	(49,296)	(12,466)	—	(61,762)
Income tax expense	(1,115)	—	—	(1,115)

Net loss	(50,411)	(12,466)	—	(62,877)
Preferred stock beneficial conversion feature	(186,188)	—	—	(186,188)

Net loss attributable to common stockholders	$(236,599)	$(12,466)	$—	$(249,065)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$758	$107	$—	$865
Programming and content	2,489	131	—	2,620
Customer service and billing	539	117	—	656
Sales and marketing	4,287	193	—	4,480
Subscriber acquisition costs	—	—	—	—
General and administrative	10,739	472	—	11,211
Engineering, design and development	1,367	301	—	1,668

Total share-based payment expense	$20,179	$1,321	$—	$21,500

	Unaudited For the Three Months Ended March 31, 2008
	As Reported	Predecessor Financial Information	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$255,640	$280,869	$—	$536,509
Advertising revenue, net of agency fees	8,408	9,118	—	17,526
Equipment revenue	6,063	4,321	—	10,384
Other revenue	239	14,146	—	14,385

Total revenue	270,350	308,454	—	578,804
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	7,822	20,141	(2,232)	25,731
Programming and content	61,692	51,562	(5,332)	107,922
Revenue share and royalties	42,320	68,822	—	111,142
Customer service and billing	26,922	34,310	(1,165)	60,067
Cost of equipment	7,588	8,551	—	16,139
Sales and marketing	38,467	49,505	(8,892)	79,080
Subscriber acquisition costs	89,824	71,524	(14)	161,334
General and administrative	48,778	41,220	(18,520)	71,478
Engineering, design and development	8,656	11,020	(3,611)	16,065
Depreciation and amortization	26,906	45,483	—	72,389
Share-based payment expense	—	—	39,766	39,766

Total operating expenses	358,975	402,138	—	761,113

Loss from operations	(88,625)	(93,684)	—	(182,309)
Other income (expense)
Interest and investment income	2,802	1,675	—	4,477
Interest expense, net of amounts capitalized	(17,675)	(29,327)	—	(47,002)
Loss from redemption of debt	—	—	—	—
Loss on investments	—	(4,177)	—	(4,177)
Other (expense) income	(77)	(3,425)	—	(3,502)

Total other expense	(14,950)	(35,254)	—	(50,204)

Loss before income taxes	(103,575)	(128,938)	—	(232,513)
Income tax expense	(543)	(331)	—	(874)

Net loss	$(104,118)	$(129,269)	$—	$(233,387)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$797	$1,435	$—	$2,232
Programming and content	2,789	2,543	—	5,332
Customer service and billing	276	889	—	1,165
Sales and marketing	5,240	3,652	—	8,892
Subscriber acquisition costs	14	—	—	14
General and administrative	11,998	6,522	—	18,520
Engineering, design and development	1,148	2,463	—	3,611

Total share-based payment expense	$22,262	$17,504	$—	$39,766

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Subscriber revenue	$556,392	$255,640
Net advertising revenue	12,304	8,408

Total subscriber and net advertising revenue	$568,696	$264,048

Daily weighted average number of subscribers	18,713,485	8,446,343
ARPU	$10.13	$10.42

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Subscriber acquisition cost	$73,068	$89,824
Less: share-based payment expense granted to third parties and employees	—	(14)
Less/Add: margin from direct sales of radios and accessories	(1,916)	1,525

SAC, as adjusted	$71,152	$91,335

Gross subscriber additions	1,338,961	1,003,422
SAC, as adjusted, per gross subscriber addition	$53	$91

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Customer service and billing expenses	$59,801	$26,922
Less: share-based payment expense	(539)	(276)

Customer service and billing expenses, as adjusted	$59,262	$26,646

Daily weighted average number of subscribers	18,713,485	8,446,343
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.05

(13)	Free cash flow is calculated as follows:

	Unaudited Actual
	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$66,871	$(139,292)
Additions to property and equipment	(71,140)	(39,225)
Merger related costs	623	(10,018)
Restricted and other investment activity	—	2,000

Free cash flow	$(3,646)	$(186,535)

(14)	We refer to net loss before interest and investment income, interest expense net of amounts capitalized, income tax expense, loss from redemption of debt, loss on investments, other expense (income), restructuring and related cost, depreciation and amortization, and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring and related costs is useful given the non-recurring nature of these transactions. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

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

Adjusted income (loss) from operations is calculated as follows:

	Unaudited Actual
	Three Months Ended March 31,
(in thousands)	2009	2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(50,411)	$(104,118)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(738)	(2,802)
Interest expense, net of amounts capitalized	65,743	17,675
Income tax expense	1,115	543
Loss from redemption of debt	17,957	—
Loss on investments	7,906	—
Other expense (income)	(511)	77

Loss from operations	41,061	(88,625)
Restructuring and related costs	614	—
Depreciation and amortization	82,367	26,906
Share-based payment expense	20,179	22,262

Adjusted income (loss) from operations	$144,221	$(39,457)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of March 31, 2009, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of auction rate certificates and a notes investment. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed and variable rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2009.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, we will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Oral arguments were heard in March 2009. The parties are awaiting the Court’s decision in this matter.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. In August 2008, following a 20-day arbitration hearing, a panel of three arbitrators unanimously issued a 149-page Final Award dismissing with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics has filed suit in the New York State Court seeking to vacate the decision of the arbitrators.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

The bankruptcy of Chrysler LLC and other major automakers may negatively affect our subscriber growth, business and prospects.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection under Title 11 of the United States Code. Chrysler’s bankruptcy may have certain adverse effects on us, including:

•

Chrysler has announced that it plans to idle its plants during the pendency of its bankruptcy case. We do not expect to generate a significant number of new subscribers from Chrysler while its plants are closed. During the year ended December 31, 2008, Chrysler produced approximately 900,000 vehicles which included a satellite radio and a prepaid subscription to our service. These subscribers represented approximately 16% of our gross subscriber additions in 2008.

•

As part of its bankruptcy case, Chrysler may reject or assume its agreement with us. If Chrysler rejects our agreement, we could lose a significant source of future subscribers to our service, but we would be released from our obligations to Chrysler to share revenue, provide equipment subsidizes and make other payments. We do not have any reason to believe Chrysler will reject its agreement with us.

•

Chrysler’s bankruptcy could also disrupt and/or delay the payment of certain amounts to us, particularly amounts owed to us by Chrysler on the date of the bankruptcy filing for subscriptions to our service.

There is also significant uncertainty surrounding General Motors’ future and potential filing for bankruptcy protection. A bankruptcy filing by General Motors could have similar effects on our subsidiary, XM. Specifically, a General Motors bankruptcy could reduce the number of subscribers we realize from General Motors, would allow General Motors to accept or reject its agreement with XM, and could disrupt and/or delay the payment of certain amounts to XM. Similarly, if General Motors rejected its agreement with XM, XM would be released from significant financial obligations to General Motors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Note applicable.

ITEM 6.	EXHIBITS

See Exhibits Index attached hereto.

EXHIBIT INDEX

Exhibit		Description
3.1	_	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated December 30, 2008).

3.4	_	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.5	_	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.6	_	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.7	_	Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.8	_	Certificate of Designations of Series B-2 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2009).

4.1	_	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	_	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	_	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.4	_	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3 /4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.5	_	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.6	_	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

Exhibit		Description
4.7	_	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.8	_	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.9	_	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.10	_	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.11	_	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.12	_	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.13	_	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.14	_	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.15	_	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	_	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.17	_	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.18	_	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description
4.19	_	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.20	_	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.21	_	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.22	_	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.23	_	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.24	_	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	_	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1 /4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.26	_	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.27	_	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.28	_	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.29	_	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.30	_	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.31	_	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and the Company (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

Exhibit		Description
4.32	_	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33		Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	_	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.37	_	Written instrument, dated July 28, 2008, between the Company and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.38	_	Written instrument, dated July 28, 2008, between the Company and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.39	_	Second Supplemental Indenture, dated July 28, 2008, between XM Satellite Radio Holdings Inc. and the Company, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.40	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.41	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.42	_	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.43	_	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.44	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.45	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.46	_	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.47	_	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.48	_	Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.49	_	Note Purchase Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.50	_	Indenture, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.51	_	Form of Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009)).

Exhibit		Description
4.52	_	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.53	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.54	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.55	_	Registration Rights Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.56	_	Investment Agreement, dated as of February 17, 2009, between the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.57	_	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.58	_	Rights Agreement, dated as of April 29, 2009, between the Company and The Bank of New York Mellon, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2009).

10.1	_	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

**10.2	_	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.3	_	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

***10.4	_	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit		Description
10.5	_	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.6	_	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.7	_	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.8	_	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.9	_	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	_	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.11	_	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.12	_	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	_	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.14	_	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	_	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

Exhibit		Description
10.16	_	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	_	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.18	_	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.19	_	First Amendment and Waiver to Amended and Restated Credit Agreement, dated as of May 22, 2008, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.20	_	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, N.A., in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, N.A., as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.21	_	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.22	_	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.23	_	Share Lending Agreement, dated July 28, 2008, between the Company and Morgan Stanley Capital Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.24	_	Share Lending Agreement, dated July 28, 2008, between the Company and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.25	_	Underwriting Agreement, dated July 28, 2008, among the Company, Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the Share Lending Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
10.26	_	Term Credit Agreement, dated as of February 17, 2009, among the Company, the lender parties thereto and Liberty Media Corporation, as administrative agent and collateral agent (filed herewith).

10.27	_	Term Loan Guarantee and Collateral Agreement, dated as of February 17, 2009, among the Company, The subsidiary guarantors named therein and Liberty Media Corporation, as collateral agent (filed herewith).

10.28	_	Purchase Money Loan Guarantee and Collateral Agreement, dated as of February 17, 2009, among the Company, the subsidiary guarantors named therein and Liberty Media Corporation, as and collateral agent (filed herewith).

10.29	_	Credit Agreement, dated as of February 17, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as lender and administrative agent (filed herewith).

10.30	_	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.26 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.31	_	Guarantee and Collateral Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the subsidiary guarantors named therein and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.27 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.32	_	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.33	_	Intercreditor Agreement, dated as of March 6, 2009, among XM Satellite Radio Inc., JPMorgan Chase Bank, N.A. and Liberty Media Corporation agent (incorporated by reference to Exhibit 10.29 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.34	_	Second Amendment to Security Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.30 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.35	_	Joinder Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.31 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.36	_	Amended and Restated Guarantee Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., certain of its subsidiaries named therein and certain subsidiaries of XM Satellite Radio Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.37		Amended and Restated Purchase Money Loan Guarantee and Collateral Agreement, dated as of April 30, 2009, among the Company, the subsidiary guarantors named therein and Liberty Media Corporation, as collateral agent (filed herewith).

Exhibit		Description
*10.38	_	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.39	_	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.40	_	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.41	_	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.42	_	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.43	_	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.44	_	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.45	_	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.46	_	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.47	_	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.48	_	Employment Agreement, dated as of May 5, 2004, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.49	_	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.50	_	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.51	_	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.52	_	Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit		Description
*10.53	_	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.54	_	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.55	_	First Amendment, dated as of August 8, 2005, to the Employment Agreement, dated as of May 5, 2004, between the Company and Scott Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.56	_	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.57	_	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.58	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.59	_	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.60	_	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.61	_	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.62	_	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.63	_	Amended and Restated Employment Agreement, dated as of June 6, 2007, between James E. Meyer and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.64	_	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.65	_	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.66	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit		Description
*10.67	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.68	_	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

31.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sirius XM Radio INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2009