Form 10-Q
period 2009-06-30
SIRIUS XM RADIO INC.
filed 2009-08-06
CIK 908937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 001-34295

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 31, 2009)
COMMON STOCK, $0.001 PAR VALUE	3,892,774,406 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$561,763	$266,518	$1,121,151	$522,158
Advertising revenue, net of agency fees	12,564	8,332	24,869	16,740
Equipment revenue	10,928	7,956	20,837	14,019
Other revenue	5,574	211	10,951	450

Total revenue	590,829	283,017	1,177,808	553,367
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	19,615	7,451	39,894	15,275
Programming and content	72,102	55,247	152,511	116,939
Revenue share and royalties	95,831	49,723	196,297	92,043
Customer service and billing	58,833	22,865	119,041	49,786
Cost of equipment	8,051	6,647	16,044	14,234
Sales and marketing	48,693	49,133	100,116	87,598
Subscriber acquisition costs	67,651	81,392	140,719	171,216
General and administrative	66,716	42,467	126,031	91,246
Engineering, design and development	11,944	9,028	21,723	17,684
Depreciation and amortization	77,158	27,113	159,524	54,019
Restructuring, impairments and related costs	27,000	—	27,614	—

Total operating expenses	553,594	351,066	1,099,514	710,040

Income (loss) from operations	37,235	(68,049)	78,294	(156,673)
Other income (expense):
Interest and investment income	901	1,425	1,641	4,227
Interest expense, net of amounts capitalized	(95,794)	(16,745)	(161,535)	(34,421)
Loss on extinguishment of debt and credit facilities, net	(107,756)	—	(125,713)	—
Gain on investments	8,422	—	516	—
Other income (expense)	749	13	1,259	(64)

Total other expense	(193,478)	(15,307)	(283,832)	(30,258)

Loss before income taxes	(156,243)	(83,356)	(205,538)	(186,931)
Income tax expense	(1,115)	(543)	(2,229)	(1,086)

Net loss	(157,358)	(83,899)	(207,767)	(188,017)
Preferred stock beneficial conversion feature	—	—	(186,188)	—

Net loss attributable to common stockholders	$(157,358)	$(83,899)	$(393,955)	$(188,017)

Net loss per common share (basic and diluted)	$(0.04)	$(0.06)	$(0.11)	$(0.13)

Weighted average common shares outstanding (basic and diluted)	3,586,742	1,499,723	3,555,489	1,487,610

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,177	$759	$1,934	$1,555
Programming and content	1,891	1,160	4,381	3,949
Customer service and billing	779	265	1,318	541
Sales and marketing	3,072	2,464	7,358	7,704
Subscriber acquisition costs	—	—	—	14
General and administrative	20,961	11,457	31,699	23,455
Engineering, design and development	1,821	1,046	3,188	2,195

Total share-based payment expense	$29,701	$17,151	$49,878	$39,413

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$541,688	$380,446
Accounts receivable, net of allowance for doubtful accounts of $10,313 and $10,860, respectively	77,263	102,024
Receivables from distributors	33,673	45,950
Inventory, net	27,886	24,462
Prepaid expenses	120,273	67,203
Related party current assets	108,527	114,177
Other current assets	57,613	58,744

Total current assets	966,923	793,006
Property and equipment, net	1,690,864	1,703,476
FCC licenses	2,083,654	2,083,654
Restricted investments	3,400	141,250
Deferred financing fees, net	63,279	40,156
Intangible assets, net	647,936	688,671
Goodwill	1,834,856	1,834,856
Related party long-term assets	118,628	124,607
Other long-term assets	97,792	81,019

Total assets	$7,507,332	$7,490,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$512,581	$642,820
Accrued interest	73,134	76,463
Current portion of deferred revenue	995,696	985,180
Current portion of deferred credit on executory contracts	244,116	234,774
Current maturities of long-term debt	286,045	399,726
Current maturities of long-term related party debt	787	—
Related party current liabilities	59,101	68,373

Total current liabilities	2,171,460	2,407,336
Deferred revenue	284,798	247,889
Deferred credit on executory contracts	918,678	1,037,190
Long-term debt	2,807,271	2,851,740
Long-term related party debt	222,096	—
Deferred tax liability	900,273	894,453
Related party long-term liabilities	21,123	—
Other long-term liabilities	37,929	43,550

Total liabilities	7,363,628	7,482,158

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at June 30, 2009 and December 31, 2008:
Series A convertible preferred stock (liquidation preference of $51,370 at June 30, 2009 and December 31, 2008); 24,808,959 shares issued and outstanding at June 30, 2009 and December 31, 2008	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 and $0 at June 30, 2009 and December 31, 2008, respectively); 12,500,000 and zero shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13	—
Convertible preferred stock, series C junior; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.001; 9,000,000,000 and 8,000,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 3,883,905,655 and 3,651,765,837 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,884	3,652
Accumulated other comprehensive loss, net of tax	(6,986)	(7,871)
Additional paid-in capital	10,252,983	9,724,991
Accumulated deficit	(10,106,215)	(9,712,260)

Total stockholders’ equity	143,704	8,537

Total liabilities and stockholders’ equity	$7,507,332	$7,490,695

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	24,808,959	$25	—	$—	3,651,765,837	$3,652	$9,724,991	$(9,712,260)	$(7,871)	$8,537
Net loss								(207,767)		(207,767)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	548	548
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	337	337

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(206,882)
Issuance of preferred stock - related party, net of issuance costs	—	—	12,500,000	13	—	—	410,179	(186,188)	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	8,023,793	8	1,283	—	—	1,291
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	—	—	—	59,178,819	59	5,859	—	—	5,918
Share-based payment expense	—	—	—	—	91,666	—	44,392	—	—	44,392
Issuance of restricted stock units in satisfaction of accrued compensation	—	—	—	—	25,445,540	26	31,254	—	—	31,280
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	35,025	—	—	35,164

Balance at June 30, 2009	24,808,959	$25	12,500,000	$13	3,883,905,655	$3,884	$10,252,983	$(10,106,215)	$(6,986)	$143,704

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(207,767)	$(188,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,524	54,019
Non-cash interest expense, net of amortization of premium	26,799	1,971
Provision for doubtful accounts	16,278	5,048
Loss on extinguishment of debt and credit facilities, net	125,713	—
Write-down of long-lived assets	27,614	—
Amortization of deferred income related to equity method investment	(1,388)	—
Loss on investments	6,353	—
Share-based payment expense	49,878	39,413
Deferred income taxes	2,229	1,086
Other non-cash purchase price adjustments	(85,223)	—
Changes in operating assets and liabilities:
Accounts receivable	8,483	11,834
Inventory	(3,424)	5,921
Receivables from distributors	12,277	(11,102)
Related party assets	11,629	—
Prepaid expenses and other current assets	24,052	14,594
Other long-term assets	34,476	5,399
Accounts payable and accrued expenses	(106,041)	(97,463)
Accrued interest	997	53
Deferred revenue	24,713	26,875
Related party liabilities	11,851	—
Other long-term liabilities	(2,164)	(712)

Net cash provided by (used in) operating activities	136,859	(131,081)

Cash flows from investing activities:
Additions to property and equipment	(127,811)	(73,698)
Purchases of restricted and other investments	—	(3,000)
Merger-related costs	—	(14,843)
Sale of restricted and other investments	—	5,004

Net cash used in investing activities	(127,811)	(86,537)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	181
Preferred stock issuance costs, net	(3,712)	—
Long-term borrowings, net	384,876	—
Related party long-term borrowings, net	316,340	—
Payment of premiums on redemption of debt	(16,572)	—
Repayment of long-term borrowings	(427,871)	(1,250)
Repayment of related party long-term borrowings	(100,867)	—

Net cash provided by (used in) financing activities	152,194	(1,069)

Net increase (decrease) in cash and cash equivalents	161,242	(218,687)
Cash and cash equivalents at beginning of period	380,446	438,820

Cash and cash equivalents at end of period	$541,688	$220,133

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$157,854	$32,196
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	31,280	8,729
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	33,501
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164	—
Structuring fee on 10% Senior PIK Secured Notes due 2011	5,918	—
Preferred stock issued to Liberty Media	227,716	—
Release of restricted investments	138,000	—

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1) Business

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Basis of Presentation

In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been made.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.

We have evaluated events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 through August 6, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Financial market volatility and economic conditions in the United States have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

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

Inventory, net, consists of the following:

	June 30, 2009	December 31, 2008
Raw materials	$11,449	$11,648
Finished goods	39,333	38,323
Allowance for obsolescence	(22,896)	(25,509)

Total inventory, net	$27,886	$24,462

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of June 30, 2009 and December 31, 2008, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is determined by either (i) estimating the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities, or (ii) quoted market prices at the reporting date for

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

the traded debt securities. As of June 30, 2009 and December 31, 2008, the carrying value of our long-term debt was $3,316,199 and $3,251,466, respectively; and the fair value approximated $2,698,061 and $1,211,613, respectively.

Reclassifications

Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157 . FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides a detailed example to illustrate key considerations in determining the fair value of a financial asset in an inactive market, and emphasizes the requirements to disclose significant unobservable inputs used as a basis for estimating fair value. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and there has been no impact on our consolidated results of operations or financial position as a result of such action.

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

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amend APB 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amend the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. If a significant decrease in the volume and level of activity for the asset or liability has occurred, quoted prices may not be determinative of fair value. Consequently, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted the FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. We adopted this SFAS No. 165 effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve relevance, representational faithfulness, and comparability of information a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 is effective beginning the first annual reporting period that begins after November 15, 2009, as well as for interim periods within that first annual reporting period. We are currently evaluating the impact, if any, that the adoption of SFAS No. 166 will have on our consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by entities involved with variable interest entities. SFAS No. 167 amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 is effective beginning with the first annual reporting period that begins after November 15, 2009, as well as for interim periods within that first annual reporting period. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. SFAS No. 168 provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on our results of operations or financial position.

In July 2009, the FASB ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, which requires an entity that enters into a share-lending arrangement on its own shares (that are classified in equity pursuant to other authoritative accounting guidance) in contemplation of a convertible debt issuance (or other financing) to initially measure the share-lending arrangement at fair value and treat it as an issuance cost. Entities would exclude the shares borrowed under the share-lending arrangement from basic and diluted EPS. If it becomes probable that the share-lending arrangement counterparty will default on the arrangement (not return the entity’s shares within the specified period), the issuing entity should record a loss in current earnings that is equal to the fair value of the shares outstanding less any recoveries and continue to adjust the loss until actual default. This EITF is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. This EITF requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This EITF is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. We are evaluating the impact that adoption of EITF No. 09-1 will have on our consolidated results of operations and financial position.

(4) Goodwill

Pursuant to the provisions of SFAS No. 141, Business Combinations, we allocated the consideration paid in connection with the Merger to the fair value of acquired assets and assumed liabilities, respectively, and in 2008 recorded goodwill in the amount of $6,601,046. During 2008, we recorded an impairment charge of $4,766,190 resulting in a carrying value of $1,834,856 at December 31, 2008. There has not been any change in the carrying value of goodwill during 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(5) Intangible Assets

Intangible assets consisted of the following:

		June 30, 2009			December 31, 2008
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(61,524)	$318,476	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(5,027)	11,525	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(183)	1,817	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(8,998)	66,002	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(16)	116	908	(105)	803

Total intangible assets		$2,807,338	$(75,748)	$2,731,590	$2,808,114	$(35,789)	$2,772,325

Indefinite Life Intangible Assets

We have identified our FCC licenses and the XM trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. SIRIUS’ FCC license for its FM-1, FM-2 and FM-3 satellites expires in 2010 and the FCC licenses for each of its FM-5 and FM-6 satellites will expire eight years after SIRIUS certifies the satellite has been successfully launched and put into operation; XM Holdings’ FCC licenses for its satellites expire in 2013 and 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost which are expensed as incurred. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2009, there are no legal, regulatory or contractual limitations associated with the XM trademark.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the six months ended June 30, 2009, no impairment loss was recorded for intangible assets with indefinite lives.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Amortization expense for the three and six months ended June 30, 2009 was $19,681 and $40,111. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2009	$36,475
2010	65,916
2011	58,850
2012	53,420
2013	47,097
Thereafter	136,178

Total definite life intangibles, net	$397,936

(6) Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from our agreements with rental car companies, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Subscription fees	$556,400	$261,360	$1,109,958	$511,827
Activation fees	5,702	6,052	11,758	12,350
Effect of rebates	(339)	(894)	(565)	(2,019)

Total subscriber revenue	$561,763	$266,518	$1,121,151	$522,158

(7) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest costs charged to expense	$95,794	$16,745	$161,535	$34,421
Interest costs capitalized	18,430	3,485	34,531	6,746

Total interest costs incurred	$114,224	$20,230	$196,066	$41,167

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(8) Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2009	December 31, 2008
Satellite system	$1,423,591	$1,414,625
Terrestrial repeater network	108,823	109,228
Leasehold improvements	43,016	42,878
Broadcast studio equipment	49,565	49,186
Capitalized software and hardware	134,800	132,555
Satellite telemetry, tracking and control facilities	56,441	56,217
Furniture, fixtures, equipment and other	58,940	57,995
Land	38,411	38,411
Building	56,302	56,392
Construction in progress	567,637	474,716

Total property and equipment	2,537,526	2,432,203
Accumulated depreciation and amortization	(846,662)	(728,727)

Property and equipment, net	$1,690,864	$1,703,476

Construction in progress consists of the following:

	June 30, 2009	December 31, 2008
Satellite system	$543,103	$449,129
Terrestrial repeater network	18,747	19,070
Leasehold improvements	4	—
Other	5,783	6,517

Construction in progress	$567,637	$474,716

Depreciation and amortization expense on property and equipment was $57,477 and $27,113 for the three months ended June 30, 2009 and 2008, respectively, and $119,413 and $54,019 for the six months ended June 30, 2009 and 2008, respectively.

Satellites

SIRIUS’ initial three orbiting satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ three-satellite constellation and terrestrial repeater network were placed into service in 2002. On June 30, 2009, SIRIUS launched a satellite into a geostationary orbit. This satellite will be put into service with SIRIUS’ other three orbiting satellites.

SIRIUS has an agreement with Space Systems/Loral for the design and construction of a sixth SIRIUS satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure a satellite launch on a Proton rocket. This agreement provides us the flexibility to defer this launch date or to cancel that launch upon payment of a cancellation fee.

XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006.

Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. XM has entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, XM recorded a charge of $24,196 to Restructuring, impairments and related costs in our unaudited consolidated statements of operations for amounts previously paid, including capitalized interest.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(9) Related Party Transactions

Liberty Media

Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), have invested in us in the form of loans and a purchase money loan facility. We paid Liberty Media a structuring fee of $30,000 in connection with these transactions. Liberty Media is the holder of our Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on our board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness owed to Liberty Media.

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

The holder of our Series B Preferred Stock is entitled to appoint a number of directors to our board of directors proportionate to its ownership levels from time to time.

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

On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. On June 30, 2009, XM terminated the Second-Lien Credit Agreement in connection with the sale of 11.25% Senior Secured Notes due 2013.

On March 6, 2009, XM amended and restated the $100,000 Term Loan, dated as of June 26, 2008 and the $250,000 Credit Agreement, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. On June 30, 2009, XM used a portion of the net proceeds from the sale of 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement.

In June 2009, Liberty Media Corporation purchased $100,000 aggregate principal amount of XM’s 11.25% Senior Secured Notes due 2013 as part of the offering of such notes.

As of June 30, 2009, we recorded $787 to Current maturities of long-term related party debt, related to the transactions with Liberty Media. As of June 30, 2009, we recorded $222,096 as Long-term related party debt related to the transactions with Liberty Media.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

We recognized Interest expense related to Liberty Media of $24,555 and $33,356 for the three and six months ended June 30, 2009, respectively.

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

Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended June 30, 2009 and 2008 were $2,916 and $3,128, respectively, and $4,914 and $7,830 for the six months ended June 30, 2009 and 2008, respectively. We recorded $1,326 and $0 in royalty income for the three months ended June 30, 2009 and 2008, respectively, and $2,170 and $0 for the six months ended June 30, 2009 and 2008, respectively. Such royalty income was recognized as a component of Other revenue in our unaudited consolidated statements of operations. We also recorded dividend income of $268 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $393 and $0 for the six months ended June 30, 2009 and 2008, respectively, which was included in Interest and investment income in our unaudited consolidated statements of operations. Receivables recorded relating to royalty income and dividend income were fully utilized to absorb a portion of our share of the losses generated by SIRIUS Canada during the three and six months ended June 30, 2009.

As of June 30, 2009 and December 31, 2008, other amounts due from SIRIUS Canada recorded in Related party current assets were $1,385 and $1,814, respectively. As of June 30, 2009 and December 31, 2008, amounts payable to SIRIUS Canada to fund its remaining capital requirements recorded in Related party current liabilities were $1,226 and $1,160, respectively.

XM Canada

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. XM has the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal obligor.

The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our agreements with XM Canada involving royalties on subscriber and activation fees. As of June 30, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $38,212 and $36,002, respectively.

XM has extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of June 30, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $12,515 and $8,311, respectively.

In connection with the deferred income related to XM Canada, we recorded amortization of $694 and $1,388 for the three and six months ended June 30, 2009, respectively. The royalty fees XM earns related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $160 and $274 for the three and six months ended June 30, 2009, respectively. XM Canada pays XM a licensing fee and reimburses XM for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recognized licensing fee revenue of $1,500 and $3,000, and advertising reimbursements of $367 and $733 for the three and six months ended June 30, 2009, respectively. As of June 30, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

assets were $2,406 and $5,594, respectively. As of June 30, 2009 and December 31, 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $5,250 and $0, respectively.

General Motors

XM has a long-term distribution agreement with General Motors Company (“GM”). GM has a representative on our board of directors and is considered a related party. During the term of the agreement, GM has agreed to distribute the XM service. To encourage the broad installation of XM radios in GM vehicles, XM subsidizes a portion of the cost of XM radios and makes incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. XM also shares with GM a percentage of the subscriber revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.

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

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $6,264 and $13,256 for the three and six months ended June 30, 2009, respectively.

We recognized Sales and marketing expense with GM of $7,537 and $15,631 for the three and six months ended June 30, 2009, respectively. We recognized Revenue share and royalties expense with GM of $13,982 and $31,655 for the three and six months ended June 30, 2009, respectively. We recognized Subscriber acquisition costs with GM of $5,545 and $14,805 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $9,672 and $92,796, respectively. As of June 30, 2009, prepaid expenses with GM recorded in Related party long-term assets were $100,863. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296.

As of June 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $54,329 and $63,023, respectively. As of June 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $21,123 and $0, respectively.

American Honda

XM has an agreement to make a certain amount of its bandwidth available to American Honda. American Honda has a representative on our board of directors and is considered a related party. American Honda’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. In January 2007, XM announced a 10-year extension to its arrangement with American Honda to be its supplier of satellite radio and related data services in Honda and Acura vehicles. XM also agreed to make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and share with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.

We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $2,995 and $5,827 for the three and six months ended June 30, 2009, respectively.

We recognized Sales and marketing expense with American Honda of $1,414 and $2,745 for the three and six months ended June 30, 2009. We recognized Revenue share and royalties expense with American Honda of $1,530 and $2,965 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,268 and $2,194, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

As of June 30, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $3,546 and $4,190, respectively.

(10) Investments

Investments consist of the following:

	June 30, 2009	December 31, 2008
Marketable securities	$11,236	$10,525
Restricted investments	3,400	141,250
Embedded derivative accounted for separately from the host contract	3	2
Equity method investments	5,583	8,873

Total investments	$20,222	$160,650

SIRIUS Canada

We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have a significant influence, but less than a controlling voting interest in SIRIUS Canada. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to Gain (loss) on investments in our unaudited consolidated statements of operations. We recorded $1,594 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $2,563 and $0 for the six months ended June 30, 2009 and 2008, respectively, for our share of SIRIUS Canada’s net loss. We recorded $6,869 for the three and six months ended June 30, 2009 to Gain (loss) on investments in our unaudited consolidated statements of operations for payments received from SIRIUS Canada in excess of our carrying value of our investments in, advances to and commitments to such entity. As of June 30, 2009, the carrying value of our equity method investment in SIRIUS Canada was $0.

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Gain (loss) on investments in our unaudited consolidated statements of operations. We recorded $4,847 and $943 for the three and six months ended June 30, 2009, respectively, for our share of XM Canada’s net earnings. During the three and six months ended June 30, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $1,700 and $4,734, respectively. In addition, during the three and six months ended June 30, 2009, we recorded $666 and $501, respectively, as a foreign exchange gain to Accumulated other comprehensive loss, net of tax.

XM Holdings holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of June 30, 2009, the carrying value of our equity method investment in XM Canada was $5,583, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,623 and $3, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of June 30, 2009 and December 31, 2008, the carrying value of these securities was $8,613 and $7,985, respectively.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. During the three months ended March 31, 2009, $138,000 of escrowed funds were released to programming providers. As of June 30, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $3,400 and $141,250, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(11) Debt

Our debt consists of the following:

	Conversion Price (per share)	Long Term Debt
		June 30, 2009	December 31, 2008
SIRIUS Debt
8 3/4% Convertible Subordinated Notes due 2009	$28.46	$1,744	$1,744
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
Senior Secured Term Loan due 2012	N/A	245,625	246,875
LM Term Loan	N/A	250,000	—
Less: discount		(122,590)	—
LM Purchase Money Loan	N/A	380	—
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
2 1/2% Convertible Notes due 2009	$4.41	—	189,586
XM and XM Holdings Debt
10% Convertible Senior Notes due 2009	$10.87	227,515	400,000
Less: discount		(4,308)	(16,449)
10% Senior Secured Discount Convertible Notes due 2009	$0.69	33,249	33,249
Add: premium		14,150	34,321
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(14,577)	—
11.25% Senior Secured Notes due 2013	N/A	525,750	—
Less: discount		(25,799)	—
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(69,627)	(74,986)
9.75% Senior Notes due 2014	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014	$1.875	550,000	550,000
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	18,442	23,215

Total debt		3,316,199	3,251,466
Less: current maturities
Related party		787	—
Non-related party		286,045	399,726

Total current maturities		286,832	399,726

Total long-term		3,029,367	2,851,740
Less: related party		222,096	—

Total long-term, excluding related party		$2,807,271	$2,851,740

SIRIUS Debt

8 3/4% Convertible Subordinated Notes due 2009

In 1999, SIRIUS issued 8 3/4% Convertible Subordinated Notes due 2009 (the “8 3/4% Notes”). The 8 3/4% Notes are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 35.134 shares of common stock for each $1,000 principal amount, or $28.4625 per share of common stock, subject to certain adjustments. The balance of the 8 3/4% Notes matures on September 29, 2009 and interest is payable semi-annually on March 29 and September 29 of each year. The obligations under the 8 3/4% Notes are not secured by any of our assets.

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

Senior Secured Term Loan due 2012

In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which has been fully drawn. Interest under the Senior Secured Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus  1/2 of 1.00%, plus 1.25%. The current interest rate is 2.625%. The Senior Secured Term Loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The Senior Secured Term Loan matures on December 20, 2012.

The Senior Secured Term Loan is guaranteed by our wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”), and is secured by a lien on substantially all of SIRIUS’ and the Guarantor’s assets, including SIRIUS’ four in-orbit satellites, one ground spare satellite and the shares of the Guarantor.

The Senior Secured Term Loan contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Senior Secured Term Loan are substantially similar to those contained in the indenture governing SIRIUS’ 9 5/ 8% Senior Notes due 2013.

LM Term Loan and LM Purchase Money Loan

In February 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The LM Credit Agreement provides for a $250,000 term loan (“LM Term Loan”) and $30,000 of purchase money loans (“LM Purchase Money Loan”). Concurrently with entering into the LM Credit Agreement, SIRIUS borrowed $250,000 under the LM Term Loan. The proceeds of the LM Term Loan were used (i) to repay at maturity our outstanding 2 1/2% Convertible Notes due February 17, 2009 and (ii) for general corporate purposes, including related transaction costs. As of June 30, 2009, we also had $380 outstanding under the LM Purchase Money Loan.

The LM Term Loan and LM Purchase Money Loan have stated interest rates of 15% per annum. Commencing on March 31, 2010, the loans amortize in quarterly installments equal to (i) 0.25% of the aggregate principal amount of the loans outstanding on January 1, 2010 and (ii) after December 31, 2011, 25% of the aggregate principal amount of the loans outstanding on January 1, 2012. The loans mature on December 20, 2012. In addition, we pay a commitment fee of 2.0% per annum on the unused portion of the LM Purchase Money Loan.

The loans under the LM Credit Agreement are guaranteed by Satellite CD Radio, Inc. and Sirius Asset Management Company LLC, SIRIUS’ wholly owned subsidiaries. The loans are secured by a lien on substantially all of SIRIUS’ assets. The affirmative covenants, negative covenants and event of default provisions in the LM Credit Agreement are substantially similar to those in the Senior Secured Term Loan.

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

2 1/2% Convertible Notes due 2009

In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) resulting in net proceeds, after debt issuance costs, of $244,625. In March 2004, SIRIUS issued an additional $50,000 in

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

aggregate principal amount of the 2 1/ 2% Notes pursuant to an option granted in connection with the initial offering of the notes, resulting in net proceeds of $48,975. During 2008, $110,414 in aggregate principal amount of the 2 1/2% Notes were exchanged for shares of our common stock. During the three months ended March 31, 2009, but prior to the maturity date of the 2 1/2% Notes, $18,000 in aggregate principal amount of the 2 1/2% Notes were exchanged for shares of our common stock. The remaining principal balance of $171,586 of the 2 1/2% Notes matured on February 17, 2009, and was paid in cash at maturity.

Space Systems/Loral Credit Agreement

In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS to finance the purchase of its fifth and sixth satellites through June 10, 2010. Loral’s commitment is limited to approximately $25,688, or 80% of the amount due with respect to the construction of SIRIUS’ sixth satellite. Loans made under the Loral Credit Agreement will be secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including SIRIUS’ rights to its sixth satellite. The loans will also be entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain conditions to borrowings. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to 3-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty. SIRIUS has not borrowed under the Loral Credit Agreement.

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

In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due June 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.

In July 2009, XM used a portion of the net proceeds received from the issuance of its 11.25% Senior Secured Notes due 2013 and cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We will record a loss of $3,031 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction in the third quarter of 2009.

10% Senior Secured Discount Convertible Notes due 2009

XM Holdings and XM, as co-obligors, have outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of the notes at a conversion price of $0.69 per share. The 10% Discount Convertible Notes rank equally in right of payment with all of XM Holdings’ and XM’s other existing and future senior indebtedness, and rank senior in right of payment to all of XM Holdings’ and XM’s existing and future subordinated indebtedness. As a result of the fair valuation at the acquisition date, we recognized an initial premium of $57,550.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

10% Senior PIK Secured Notes due 2011

In February 2009, XM Holdings exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount of its 10% Senior PIK Secured Notes due June 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semiannually in arrears on June 1 and December 1 of each year at a rate of 10.0% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10.0% per annum paid in cash and 2.0% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10.0% per annum paid in cash and 4.0% per annum paid in kind from December 1, 2010 to the maturity date.

The PIK Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the PIK Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

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

Amended and Restated Credit Agreement due 2011

In March 2009, XM amended and restated the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008 and the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media LLC (“Liberty”) purchased $100,000 aggregate principal amount of such loans from the lenders.

In June 2009, XM used net proceeds from the sale of its 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement. Under the terms of our agreement, XM paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,786 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.

11.25% Senior Secured Notes due 2013

In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $499,951, resulting in an original issuance discount of $25,799.

XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors (subject to certain exceptions). XM, at its option, may redeem the 11.25% Notes at a “make-whole” redemption price prior to June 15, 2011, subject to certain restrictions. In addition, prior to June 15, 2011, XM may on any one or more occasions redeem up to 35% of the aggregate principal amount of 11.25% Notes at a redemption price equal to 111.25% of the principal amount of the 11.25% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption with the proceeds of certain equity offerings or contributions made to XM with the proceeds from certain equity offerings of its direct or indirect parent.

In June 2009, XM used a portion of the net proceeds from the sale of the 11.25% Notes to repay in full $325,000 principal amount outstanding under the Amended and Restated Credit Agreement. In connection with the sale of the 11.25% Notes, XM terminated the Second-Lien Credit Agreement.

13% Senior Notes due 2013

In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature on August 1, 2013.

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

In March 2009, XM executed and delivered a Third Supplemental Indenture (the “XM 9.75% Notes Supplemental Indenture”). The XM 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the 9.75% Notes.

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

Second-Lien Credit Agreement

In February 2009, XM entered into a Credit Agreement (the “XM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The XM Credit Agreement provided for a $150,000 term loan. On March 6, 2009, XM amended and restated the XM Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation.

In June 2009, XM terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.

Covenants and Restrictions

Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. SIRIUS operates XM Holdings as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments. If we fail to comply with these covenants, our debt could become immediately payable and any unused availability could be terminated.

At June 30, 2009, we were in compliance with all financial covenants.

(12) Stockholders’ Equity

Common Stock, par value $0.001 per share

We are authorized to issue up to 9,000,000,000 and 8,000,000,000 shares of common stock as of June 30, 2009 and December 31, 2008, respectively. There were 3,883,905,655 and 3,651,765,837 shares of common stock issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, approximately 3,898,161,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three and six months ended June 30, 2009, employees did not exercise any stock options.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $219 during each of the three months ended June 30, 2009 and 2008, and $1,860 during each of the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was a $11,412 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $5,560, respectively. As of December 31, 2008, there was a $13,272 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $7,420, respectively.

Preferred Stock, par value $0.001 per share

We are authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2009. There were 24,808,959 shares of Series A convertible preferred stock issued and outstanding as of June 30, 2009 and December 31, 2008. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of June 30, 2009. There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding at June 30, 2009.

The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing 40% of our outstanding shares of common stock (after giving effect to such conversion). This conversion rate will be subject to adjustment from time to time in certain circumstances such that Liberty Radio LLC will maintain a 40% ownership of all outstanding common shares, inclusive of the Series B Preferred Stock on an as converted basis. As holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock, the Series A Preferred Stock, and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock and the Series A Preferred Stock.

During 2009, we accounted for the issuance of Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital for the amount of allocated proceeds received and an additional $186,188 increase to paid-in capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.

On April 28, 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (described below) 9,000 shares of Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of the Company’s Preferred Stock, unless the terms of such series shall so provide.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of June 30, 2009, approximately 52,236,000 warrants to acquire approximately 84,660,000 shares of common stock with an average exercise price of $3.08 per share were outstanding. We recognized expense of $1,318 during the three months ended March 31, 2009 due to the cancellation of certain warrants and the issuance of replacement warrants expiring in March 2015. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We recognized aggregate warrant related expense of $0 and $86 for the three months ended June 30, 2009 and 2008, respectively, and $2,522 and $2,856 for the six months ended June 30, 2009 and 2008, respectively.

Rights Plan

On April 28, 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 29, 2009 (the “Rights Plan”). The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock is converted into common stock) without the approval of our board of directors.

The Rights Plan will continue in effect until August 1, 2011, unless it is terminated or redeemed earlier by our board of directors. We plan to submit the Rights Plan to a stockholder vote prior to June 30, 2010, and the failure to obtain this approval will result in a termination of the Rights Plan.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(13) Benefits Plans

We maintain four share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. We recognized share-based payment expense of $29,701 and $17,151 for the three months ended June 30, 2009 and 2008, respectively, and $49,878 and $39,413 for the six months ended June 30, 2009 and 2008, respectively. For a summarized schedule of share-based payment expense, see the appended footnote to our unaudited consolidated statements of operations. We did not realize any income tax benefits from share-based benefits plans during the three and six months ended June 30, 2009 and 2008, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2009, approximately 477,858,000 shares of common stock were available for future grant under the 2009 Plan.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM Holdings were granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the 2007 Plan. Outstanding awards granted under the 2007 Plan will be continued.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors were eligible to receive awards under the 2003 Plan. The 2003 Plan provided for the grant of stock options, restricted stock, restricted stock units and other stock-based awards. Stock-based awards granted under the 2003 Plan were generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the 2003 Plan. Outstanding awards granted under the 2003 Plan will be continued.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM Holdings were granted stock option awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the Talent Plan. Outstanding awards granted under the Talent Plan will be continued.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.5%	3.1%	2.5%	2.7%
Expected life of options - years	4.71	4.06	4.71	4.06
Expected stock price volatility	88%	80%	88%	80%
Expected dividend yield	$—	$—	$—	$—

The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.64-2.54%	2.9-3.3%	1.08-2.54%	1.6-3.3%
Expected life - years	2.84-4.71	2.50-4.06	2.50-6.19	2.00-4.08
Expected stock price volatility	88%	80%	83-88%	80%
Expected dividend yield	$—	$—	$—	$—

The following table summarizes stock option activity under our share-based payment plans for the six months ended June 30, 2009 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	165,436	$4.42
Granted	122,357	$0.43
Exercised	—	$—
Forfeited, cancelled or expired	(43,649)	$5.59

Outstanding, June 30, 2009	244,144	$2.21	5.48	$1,897

Exercisable, June 30, 2009	96,242	$4.39	4.59	$—

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.29 and $1.73, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0 and $120, respectively.

We recognized share-based payment expense associated with stock options of $20,060 and $11,468 for the three months ended June 30, 2009 and 2008, respectively, and $32,312 and $22,524 for the six months ended June 30, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the six months ended June 30, 2009 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2008	19,931	$2.84
Granted	84,851	$0.37
Vested	(35,129)	$1.08
Forfeited	(1,129)	$2.53

Nonvested, June 30, 2009	68,524	$0.69

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2009 and 2008 was $0.37 and $2.87, respectively. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2009 and 2008 was $10,721 and $8,302, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $6,000 and $1,800 for the three months ended June 30, 2009 and 2008, respectively, and $12,857 and $4,614 for the six months ended June 30, 2009 and 2008, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at June 30, 2009 and December 31, 2008, net of estimated forfeitures, was $83,645 and $90,310, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of June 30, 2009.

401(k) Savings Plans

We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) for eligible employees. During 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) into the Sirius Plan and transferred the assets held in the XM Plan to the Sirius Plan. All eligible employees under the XM Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.

The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3 % for each year of employment and are fully vested after three years of employment. Expense resulting from the matching contribution to the plans was $666 and $364 for the three months ended June 30, 2009 and 2008, respectively, and $1,589 and $1,229 for the six months ended June 30, 2009 and 2008, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total eligible compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $2,756 for the three months ended June 30, 2009. We reduced our accrual for our profit-sharing contribution during the three months ended March 31, 2009 resulting in a $965 profit-sharing contribution benefit for the six months ended June 30, 2009. Profit-sharing contribution expense was $1,703 and $3,360 for the three and six months ended June 30, 2008.

(14) Income Taxes

We recorded income tax expense of $1,115 and $543 for the three months ended June 30, 2009 and 2008, respectively, and $2,229 and $1,086 for the six months ended June 30, 2009 and 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible assets, which are amortized over 15 years for tax purposes but are not amortized for book purposes.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(15) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2009:

	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$268,503	$15,890	$410,270	$484,775	$1,804,250	$555,262	$3,538,950
Cash interest payments	170,521	317,598	307,927	274,442	218,971	35,548	1,325,007
Satellite and transmission	80,250	175,690	80,600	7,947	8,201	50,497	403,185
Programming and content	134,278	248,310	140,278	123,907	32,483	14,350	693,606
Marketing and distribution	49,693	42,159	24,808	14,533	3,000	4,500	138,693
Satellite incentive payments	2,083	4,384	4,695	5,030	5,392	42,831	64,415
Operating lease obliations	20,699	37,148	22,758	18,678	14,852	14,694	128,829
Other	23,636	29,903	19,060	7,060	—	—	79,659

Total	$749,663	$871,082	$1,010,396	$936,372	$2,087,149	$717,682	$6,372,344

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt.

Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.

Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites. SIRIUS has an agreement with Space Systems/Loral to design and construct a sixth satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services to secure a satellite launch on a Proton rocket. This agreement provides SIRIUS with the flexibility to defer this launch date or to cancel that launch upon payment of a cancellation fee.

Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. XM has entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code.

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

Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of June 30, 2009, we have accrued $28,572 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

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

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of June 30, 2009 and December 31, 2008, $3,400 and $141,250, respectively, were classified as Restricted investments as a result of obligations under these letters of credit and escrow deposits.

We do not have any other significant off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of this order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. In July 2009, the United States Court of Appeals for the District of Columbia Circuit confirmed in all material respects the decision of the CRB.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortiously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. A panel of three arbitrators unanimously dismissed with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics filed suit in the New York State Court seeking to vacate the decision of the arbitrators. In July 2009, the New York State Supreme Court affirmed the decision of the arbitrators, and U.S. Electronics filed a notice of appeal of such decision with the New York State Appellate Division.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. In July 2009, the arbitrator issued a partial, final arbitration award denying the plantiff’s application to certify the matter as a class action. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$126,709	$—	$—	$414,979	$—	$541,688
Accounts receivable, net	71,897	—	—	39,039	—	110,936
Due from subsidiaries/affiliates	92,800	—	—	—	(92,800)	—
Inventory, net	24,252	—	—	3,634	—	27,886
Prepaid expenses	36,720	—	—	83,553	—	120,273
Related party current assets	1,385	—	—	107,142	—	108,527
Other current assets	16,886	—	—	64,727	(24,000)	57,613

Total current assets	370,649	—	—	713,074	(116,800)	966,923
Property and equipment, net	867,402	17,142	—	806,320	—	1,690,864
Investment in subsidiaries/affiliates	(717,386)	—	—	—	717,386	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	3,150	—	—	250	—	3,400
Deferred financing fees, net	24,226	—	—	39,053	—	63,279
Intangible assets, net	—	—	—	647,936	—	647,936
Goodwill	—	—	—	—	1,834,856	1,834,856
Due from subsidiaries/affiliates	—	—	—	3,818	(3,818)	—
Related party long-term assets	—	—	—	118,628	—	118,628
Other long-term assets	31,814	—	—	65,978	—	97,792

Total assets	$579,855	$17,142	$83,654	$4,395,057	$2,431,624	$7,507,332

Current liabilities:
Accounts payable and accrued expenses	$312,243	$—	$—	$207,977	$(7,639)	$512,581
Accrued interest	21,797	—	—	51,337	—	73,134
Due to subsidiaries/affiliates	(2,395)	17,479	477	30,969	(46,530)	—
Current portion of deferred revenue	523,719	—	—	464,731	7,246	995,696
Current portion of deferred credit on executory contracts	—	—	—	244,116	—	244,116
Current maturities of long-term debt	4,244	—	—	271,279	10,522	286,045
Current maturities of long-term related party debt	787	—	—	—	—	787
Related party current liabilities	1,226	—	—	114,787	(56,912)	59,101

Total current liabilities	861,621	17,479	477	1,385,196	(93,313)	2,171,460
Deferred revenue	122,466	—	—	162,332	—	284,798
Deferred credit on executory contracts	—	—	—	918,678	—	918,678
Long-term debt	973,127	—	—	1,668,834	165,310	2,807,271
Long-term related party debt	127,003	—	—	95,093	—	222,096
Deferred tax liability	6,100	—	15,835	895,121	(16,783)	900,273
Related party long-term liabilities	—	—	—	21,123	—	21,123
Other long-term liabilities	4,858	—	—	33,071	—	37,929

Total liabilities	2,095,175	17,479	16,312	5,179,448	55,214	7,363,628

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred and common stock	3,922	—	—	—	—	3,922
Accumulated other comprehensive loss	(6,986)	—	—	(6,986)	6,986	(6,986)
Additional paid-in-capital	10,252,982	—	83,654	5,989,720	(6,073,373)	10,252,983
Retained earnings (accumulated deficit)	(11,765,238)	(337)	(16,312)	(6,767,125)	8,442,797	(10,106,215)

Total stockholders’ equity (deficit)	(1,515,320)	(337)	67,342	(784,391)	2,376,410	143,704

Total liabilities and stockholders’ equity (deficit)	$579,855	$17,142	$83,654	$4,395,057	$2,431,624	$7,507,332

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Current assets:
Cash and cash equivalents	$173,647	$—	$—	$206,799	$—	$380,446
Accounts receivable, net	95,247	—	—	52,727	—	147,974
Due from subsidiaries/affiliates	64,279	—	—	2,751	(67,030)	—
Inventory, net	19,973	—	—	4,489	—	24,462
Prepaid expenses	29,852	—	—	37,351	—	67,203
Related party current assets	1,814	—	—	112,363	—	114,177
Other current assets	17,513	—	—	53,004	(11,773)	58,744

Total current assets	402,325	—	—	469,484	(78,803)	793,006

Property and equipment, net	816,562	12,326	—	874,588	—	1,703,476
Investment in subsidiaries/affiliates	(525,687)	—	—	—	525,687	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	21,000	—	—	120,250	—	141,250
Deferred financing fees, net	9,853	—	—	30,303	—	40,156
Intangible assets, net	—	—	—	688,671	—	688,671
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party long-term assets	—	—	—	124,607	—	124,607
Other long-term assets	46,735	—	—	34,284	—	81,019

Total assets	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

Current liabilities:
Accounts payable and accrued expenses	$405,303	$—	$—	$245,598	$(8,081)	$642,820
Accrued interest	25,920	—	—	50,543	—	76,463
Due to subsidiaries/affiliates	—	12,481	477	15,497	(28,455)	—
Current portion of deferred revenue	557,392	—	—	419,707	8,081	985,180
Current portion of deferred credit on executory contracts	—	—	—	234,774	—	234,774
Current maturities of long-term debt	4,244	—	—	355,739	39,743	399,726
Related party current liabilities	23,018	—	—	83,930	(38,575)	68,373

Total current liabilities	1,015,877	12,481	477	1,405,788	(27,287)	2,407,336

Deferred revenue	116,634	—	—	131,255	—	247,889
Deferred credit on executory contracts	—	—	—	1,037,190	—	1,037,190
Long-term debt	1,163,961	—	—	1,439,102	248,677	2,851,740
Deferred tax liability	4,990	—	14,761	886,475	(11,773)	894,453
Related party long-term liabilities	—	—	—	—	—	—
Other long-term liabilities	7,225	—	—	36,325	—	43,550

Total liabilities	2,308,687	12,481	15,238	4,936,135	209,617	7,482,158

Commitments and contingencies
Stockholders’ equity (deficit):
Common and preferred stock	3,677	—	—	—	—	3,677
Accumulated other comprehensive loss	(7,871)	—	—	(7,871)	7,871	(7,871)
Additional paid-in-capital	9,724,991	—	83,654	5,870,502	(5,954,156)	9,724,991
Retained earnings (accumulated deficit)	(11,258,696)	(155)	(15,238)	(6,456,579)	8,018,408	(9,712,260)

Total stockholders’ equity (deficit)	(1,537,899)	(155)	68,416	(593,948)	2,072,123	8,537

Total liabilities and stockholders’ equity (deficit)	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$283,796	$—	$—	$307,033	$—	$590,829

Cost of services	133,383	8	—	121,041	—	254,432
Sales and marketing	18,191	—	—	30,502	—	48,693
Subscriber acquisition costs	45,342	—	—	22,309	—	67,651
General and administrative	31,996	—	—	34,720	—	66,716
Engineering, design and development	5,313	—	—	6,631	—	11,944
Depreciation and amortization	27,070	39	—	50,049	—	77,158
Restructuring, impairments and related costs	415	—	—	26,585	—	27,000

Total operating expenses	261,710	47	—	291,837	—	553,594

Income (loss) from operations	22,086	(47)	—	15,196	—	37,235

Other income (expense):
Interest and investment income	310	—	—	591	—	901
Interest expense, net of amounts capitalized	(23,828)	—	—	(88,117)	16,151	(95,794)
Gain (loss) on change in value of embedded derivative	—	—	—	(19,800)	19,800	—
Loss on extinguishment of debt and facilities, net	(307)	—	—	(107,449)	—	(107,756)
Gain (loss) on investments	(186,747)	—	—	(1,588)	196,757	8,422
Other income (expense)	(4,825)	—	—	5,574	—	749

Income (loss) before income taxes	(193,311)	(47)	—	(195,593)	232,708	(156,243)

Income tax expense	—	—	(537)	(578)	—	(1,115)

Net income (loss)	(193,311)	(47)	(537)	(196,171)	232,708	(157,358)
Preferred stock beneficial conversion feature	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(193,311)	$(47)	$(537)	$(196,171)	$232,708	$(157,358)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$283,017	$—	$—	$—	$—	$283,017

Cost of services	141,718	—	—	215	—	141,933
Sales and marketing	48,757	—	—	376	—	49,133
Subscriber acquisition costs	81,299	—	—	93	—	81,392
General and administrative	42,466	—	—	1	—	42,467
Engineering, design and development	9,028	—	—	—	—	9,028
Depreciation and amortization	27,095	18	—	—	—	27,113
Restructuring, impairments and related costs	—	—	—	—	—	—

Total operating expenses	350,363	18	—	685	—	351,066

Income (loss) from operations	(67,346)	(18)	—	(685)	—	(68,049)

Other income (expense):
Interest and investment income	1,425	—	—	—	—	1,425
Interest expense, net of amounts capitalized	(16,745)	—	—	—	—	(16,745)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—	—
Gain (loss) on investments	(1,246)	—	—	—	1,246	—
Other income (expense)	13	—	—	—	—	13

Income (loss) before income taxes	(83,899)	(18)	—	(685)	1,246	(83,356)
Income tax expense	—	—	(543)	—	—	(543)

Net income (loss)	$(83,899)	$(18)	$(543)	$(685)	$1,246	$(83,899)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$568,354	$—	$—	$609,454	$—	$1,177,808

Cost of services	273,362	8	—	250,417	—	523,787
Sales and marketing	33,484	—	—	66,632	—	100,116
Subscriber acquisition costs	92,082	—	—	48,637	—	140,719
General and administrative	59,558	—	—	66,473	—	126,031
Engineering, design and development	10,340	—	—	11,383	—	21,723
Depreciation and amortization	54,475	174	—	104,875	—	159,524
Restructuring, impairments and related costs	1,029	—	—	26,585	—	27,614

Total operating expenses	524,330	182	—	575,002	—	1,099,514

Income (loss) from operations	44,024	(182)	—	34,452	—	78,294

Other income (expense):
Interest and investment income	522	—	—	1,119	—	1,641
Interest expense, net of amounts capitalized	(39,802)	—	—	(156,317)	34,584	(161,535)
Gain (loss) on change in value of embedded derivative	—	—	—	(78,003)	78,003	—
Loss on extinguishment of debt and facilities, net	(17,637)	—	—	(108,076)	—	(125,713)
Gain (loss) on investments	(302,762)	—	—	(8,525)	311,803	516
Other income (expense)	(4,700)	—	—	5,959	—	1,259

Income (loss) before income taxes	(320,355)	(182)	—	(309,391)	424,390	(205,538)

Income tax expense	—	—	(1,074)	(1,155)	—	(2,229)

Net income (loss)	(320,355)	(182)	(1,074)	(310,546)	424,390	(207,767)
Preferred stock beneficial conversion feature	(186,188)	—	—	—	—	(186,188)

Net income (loss) attributable to common stockholders	$(506,543)	$(182)	$(1,074)	$(310,546)	$424,390	$(393,955)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Revenue	$553,367	$—	$—	$—	$—	$553,367

Cost of services	287,724	—	—	553	—	288,277
Sales and marketing	86,279	—	—	1,319	—	87,598
Subscriber acquisition costs	171,206	—	—	10	—	171,216
General and administrative	91,245	—	—	1	—	91,246
Engineering, design and development	17,684	—	—	—	—	17,684
Depreciation and amortization	53,983	36	—	—	—	54,019
Restructuring, impairments and related costs	—	—	—	—	—	—

Total operating expenses	708,121	36	—	1,883	—	710,040

Income (loss) from operations	(154,754)	(36)	—	(1,883)	—	(156,673)

Other income (expense):
Interest and investment income	4,227	—	—	—	—	4,227
Interest expense, net of amounts capitalized	(34,421)	—	—	—	—	(34,421)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—	—
Gain (loss) on investments	(3,005)	—	—	—	3,005	—
Other income (expense)	(64)	—	—	—	—	(64)

Income (loss) before income taxes	(188,017)	(36)	—	(1,883)	3,005	(186,931)

Income tax expense	—	—	(1,086)	—	—	(1,086)

Net income (loss)	$(188,017)	$(36)	$(1,086)	$(1,883)	$3,005	$(188,017)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF

STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Balance at December 31, 2008	$(1,537,899)	$(155)	$68,416	$(593,948)	$2,072,123	$8,537
Net income (loss)	(320,355)	(182)	(1,074)	(310,546)	424,390	(207,767)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	548	—	—	548	(548)	548
Foreign currency translation adjustment, net of tax	337	—	—	337	(337)	337

Total comprehensive loss	(319,470)	(182)	(1,074)	(309,661)	423,505	(206,882)
Issuance of preferred stock - related party, net of issuance costs	224,004	—	—	—	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	1,291	—	—	—	—	1,291
Structuring fee on 10% Senior PIK Notes due 2011	5,918	—	—	—	—	5,918
Share-based payment expense	44,392	—	—	—	—	44,392
Issuance of restricted stock units in satisfaction of accrued compensation	31,280					31,280
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164					35,164
Contributed capital	—	—	—	119,218	(119,218)	—

Balance at June 30, 2009	$(1,515,320)	$(337)	$67,342	$(784,391)	$2,376,410	$143,704

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash provided by (used in) operating activities	$36,662	$4,990	$—	$101,388	$(6,181)	$136,859

Cash flows from investing activities:
Additions to property and equipment	(118,700)	(4,990)	—	(4,121)	—	(127,811)
Purchases of restricted and other investments	—	—	—	—	—	—
Merger-related costs	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—

Net cash used in investing activities	(118,700)	(4,990)	—	(4,121)	—	(127,811)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	—	—	—	—	(3,712)
Long-term borrowings, net of costs	(8,732)	—	—	387,427	6,181	384,876
Related party long-term borrowings, net of costs	221,247	—	—	95,093	—	316,340
Debt issuance costs	—	—	—	—	—	—
Payment of premiums on redemption of debt	—	—	—	(16,572)	—	(16,572)
Repayment of related party long-term borrowings, net of costs	(867)	—	—	(100,000)		(100,867)
Repayment of long-term borrowings	(172,836)	—	—	(255,035)	—	(427,871)

Net cash provided by financing activities	35,100	—	—	110,913	6,181	152,194

Net increase (decrease) in cash and cash equivalents	(46,938)	—	—	208,180	—	161,242
Cash and cash equivalents at beginning of period	173,647	—	—	206,799	—	380,446

Cash and cash equivalents at end of period	$126,709	$—	$—	$414,979	$—	$541,688

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)	Sirius XM Radio Inc.	Sirius Asset Mgmt LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Consolidated Sirius XM Radio Inc.
Net cash (used in) provided by operating activities	$(127,587)	$5,029	$—	$(8,523)	$—	$(131,081)

Cash flows from investing activities:
Additions to property and equipment	(68,669)	(5,029)	—	—	—	(73,698)
Purchases of restricted and other investments	(3,000)	—	—	—	—	(3,000)
Merger-related costs	(14,843)	—	—	—	—	(14,843)
Sale of restricted and other investments	5,004	—	—	—	—	5,004

Net cash used in investing activities	(81,508)	(5,029)	—	—	—	(86,537)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	181	—	—	—	—	181
Long-term borrowings, net of costs	—	—	—	—	—	—
Payment of premiums on redemption of debt	—	—	—	—	—	—
Repayment of long-term borrowings	(1,250)	—	—	—	—	(1,250)

Net cash used in financing activities	(1,069)	—	—	—	—	(1,069)

Net increase (decrease) in cash and cash equivalents	(210,164)	—	—	(8,523)	—	(218,687)

Cash and cash equivalents at beginning of period	430,225	—	—	8,595	—	438,820

Cash and cash equivalents at end of period	$220,061	$—	$—	$72	$—	$220,133

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, approximately 120 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”), national, regional and specialty retail locations, pre-owned vehicle retailers and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.

As of June 30, 2009, we had 18,413,435 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.

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

Unaudited Actual and Pro Forma Information

Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2008. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 56 through 65) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Subscriber and Key Operating Metrics. The following tables contain our pro forma subscriber and key operating metrics for the three and six months ended June 30, 2009 and 2008, respectively:

Unaudited Actual and Pro Forma Quarterly Subscribers and Metrics:

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Beginning subscribers	18,599,434	17,974,531	19,003,856	17,348,622
Gross subscriber additions	1,380,125	2,111,655	2,719,086	4,153,311
Deactivated subscribers	(1,566,124)	(1,509,356)	(3,309,507)	(2,925,103)

Net additions	(185,999)	602,299	(590,421)	1,228,208

Ending subscribers	18,413,435	18,576,830	18,413,435	18,576,830

Retail	8,235,761	9,185,837	8,235,761	9,185,837
OEM	10,081,514	9,285,488	10,081,514	9,285,488
Rental	96,160	105,505	96,160	105,505

Ending subscribers	18,413,435	18,576,830	18,413,435	18,576,830

Retail	(301,295)	(4,090)	(669,326)	(52,878)
OEM	123,165	593,169	85,561	1,252,220
Rental	(7,869)	13,220	(6,656)	28,866

Net additions	(185,999)	602,299	(590,421)	1,228,208

Self-pay	15,421,414	14,829,150	15,421,414	14,829,150
Paid promotional	2,992,021	3,747,680	2,992,021	3,747,680

Ending subscribers	18,413,435	18,576,830	18,413,435	18,576,830

Self-pay	(14,996)	515,744	(128,243)	955,804
Paid promotional	(171,003)	86,555	(462,178)	272,404

Net additions	(185,999)	602,299	(590,421)	1,228,208

Daily weighted average number of subscribers	18,438,473	18,240,018	18,575,219	17,931,515

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average self-pay monthly churn (1)(7)	2.0%	1.7%	2.1%	1.8%
Conversion rate (2)(7)	44.4%	50.6%	44.7%	50.8%
ARPU (3)(7)	$10.66	$10.55	$10.57	$10.54
SAC, as adjusted, per gross subscriber addition (4)(7)	$57	$71	$59	$77
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.05	$1.06	$1.06	$1.10
Total revenue	$607,836	$601,052	$1,213,317	$1,179,857
Free cash flow (6)(7)	$12,694	$(168,955)	$9,048	$(480,054)
Adjusted income (loss) from operations (8)	$132,219	$(61,118)	$241,055	$(131,273)
Net loss	$(171,280)	$(203,471)	$(234,155)	$(436,858)

Note: See pages 56 through 65 for footnotes.

Subscribers. At June 30, 2009 we had 18,413,435 subscribers, a decrease of 163,395 subscribers, or 1%, from the 18,576,830 subscribers as of June 30, 2008. The decrease was principally the result of 755,659 fewer gross paid promotional trial additions due to the decline in North American auto sales. This decline was partially offset by an increase of 592,264 in self pay subscribers compared to June 30, 2008. Gross subscriber additions decreased approximately 35% during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. OEM gross subscriber additions decreased due to the 35% decline in North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month compared to 2008 reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, the institution of a monthly charge for our streaming service and channel line-up changes in 2008.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, total ARPU was $10.66 and $10.55, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.

•

Six Months: For the six months ended June 30, 2009 and 2008, total ARPU was $10.57 and $10.54, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $57 and $71, respectively. The decrease in SAC was primarily driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios and lower OEM subsidies compared to the three months ended June 30, 2008.

•

Six Months: For the six months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $59 and $77, respectively. The decrease was primarily driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.05 and $1.06, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.06 and $1.10, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

Adjusted Income (Loss) from Operations. We refer to net loss before interest and investment income; interest expense, net of amounts capitalized; income tax expense, loss on extinguishment of debt and credit facilities, net; gain (loss) on investments, other expense (income), restructuring, impairments and related costs, depreciation and amortization, and share-based payment expense as adjusted income (loss) from operations. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $132,219 and ($61,118), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 1%, or $6,784, in revenues and a decrease of 28%, or $186,553, in total expense categories included in adjusted income (loss) from operations. The increase in revenue is due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet streaming packages and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.

•

Six Months: For the six months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $241,055 and ($131,273), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 3%, or $33,460, in revenues and a decrease of 26%, or $338,868, in total expense categories included in adjusted income (loss) from operations. The increase in revenue was due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet packages and the sale of “Best of” programming.

The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.

Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2008. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger, or the goodwill impairment charge taken during 2008. See footnote 8 (pages 57 to 58) for a reconciliation of net loss to adjusted income (loss) from operations.

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$576,958	$558,290	$1,153,034	$1,097,345
Advertising revenue, net of agency fees	12,564	18,764	24,869	36,290
Equipment revenue	10,928	15,447	20,837	25,831
Other revenue	7,386	8,551	14,577	20,391

Total revenue	607,836	601,052	1,213,317	1,179,857

Operating expenses:
Satellite and transmission	18,659	25,467	38,401	51,202
Programming and content	87,707	101,871	184,386	209,793
Revenue share and royalties	117,671	123,309	238,932	234,451
Customer service and billing	58,054	58,236	117,723	118,302
Cost of equipment	8,051	15,702	16,044	31,840
Sales and marketing	48,610	103,326	99,212	182,403
Subscriber acquisition costs	80,988	150,585	164,698	311,919
General and administrative	45,754	67,980	94,331	139,460
Engineering, design and development	10,123	15,694	18,535	31,760
Depreciation and amortization	46,118	59,551	97,599	131,940
Share-based payment expense	31,003	30,098	52,501	69,864
Restructuring, impairments and related costs	27,000	—	27,614	—

Total operating expenses	579,738	751,819	1,149,976	1,512,934

Income (loss) from operations	28,098	(150,767)	63,341	(333,077)
Other expense	(198,263)	(51,488)	(295,267)	(101,691)

Loss before income taxes	(170,165)	(202,255)	(231,926)	(434,768)
Income tax expense	(1,115)	(1,216)	(2,229)	(2,090)

Net loss	$(171,280)	$(203,471)	$(234,155)	$(436,858)

Highlights for the Three Months Ended June 30, 2009. Our revenue grew 1%, or $6,784, in the three months ended June 30, 2009 compared to the same period in 2008. This revenue growth was driven by a 1% growth in weighted average subscribers, the sale of “Best of” programming and rate increases on our multi-subscription and Internet packages resulting in the growth of Subscriber revenue by 3%, or $18,668, in the three months ended June 30, 2009 compared to the same period in 2008. Advertising revenue decreased 33%, or $6,200, in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the decline in the national radio advertising market and the current economic environment. Equipment revenue decreased 29%, or $4,519, in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel. Other revenue decreased 14%, or $1,165, in the three months ended June 30, 2009 compared to the same period in 2008. The overall increase in revenue, combined with a decrease of 28%, or $186,553, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $132,219 in the three months ended June 30, 2009 compared to ($61,118) in the same three month period in 2008.

Satellite and transmission costs decreased 27%, or $6,808, in the three months ended June 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 14%, or $14,164, in the three months ended June 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased by 5%, or $5,638. Customer service and billing costs remained flat with a decrease of $182 in the three months ended June 30, 2009 compared to the same period in 2008. Cost of equipment decreased by 49%, or $7,651, in the three months ended June 30, 2009 compared to the same period in 2008 as a result of a decrease in the company’s direct to customer sales and lower inventory write-downs. Sales and marketing costs decreased 53%, or $54,716, and have decreased as a percentage of revenue to 8% from 17% in the three months ended June 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend, as well as, reductions to personnel costs and third party distribution support expenses.

Subscriber acquisition costs decreased 46%, or $69,597, and decreased as a percentage of revenue to 13% from 25% in the three months ended June 30, 2009 compared to the same period in 2008. This improvement was driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves as compared to the three months ended June 30, 2008. Subscriber acquisition costs also decreased as a result of the 35% decline in gross additions during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

General and administrative costs decreased 33%, or $22,226, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 35%, or $5,571, in the three months ended June 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

Restructuring, impairments and related costs increased $27,000 mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite.

Other expenses increased 285%, or $146,775, in the three months ended June 30, 2009 compared to the same period in 2008 driven mainly by the loss on extinguishment of debt and credit facilities of $107,756, and an increase in interest expense of $53,354, offset by an increase of $12,795 in gain on investments. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of XM’s Amended and Restated Credit Agreement and its Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of XM’s 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.

Highlights for the Six Months Ended June 30, 2009. Our subscriber revenue grew 5%, or $55,689, in the six months ended June 30, 2009 compared to the same period in 2008. This revenue growth was driven by a 4% growth in weighted average subscribers over the period. Advertising revenue decreased 31%, or $11,421, in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 19%, or $4,994, in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel. Other revenue decreased 29%, or $5,814, in the six months ended June 30, 2009 compared to the same period in 2008. Total revenue increased 3%, or $33,460, and combined with a decrease of 26%, or $338,868, in adjusted operating costs (total operating expenses excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $241,055 in the six months ended June 30, 2009 compared to ($131,273) in 2008.

Satellite and transmission costs decreased 25%, or $12,801, in the six months ended June 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 12%, or $25,407, in the six months ended June 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties increased by 2%, or $4,481, while declining slightly as a percentage of revenue in the six months ended June 30, 2009 compared to the same period in 2008. Customer service and billing costs remained relatively flat with a decrease of $579 in the six months ended June 30, 2009 compared to the same period in 2008 due to scale efficiencies over a larger daily weighted average subscriber base. Cost of equipment decreased by 50%, or $15,796, in the six months ended June 30, 2009 compared to the same period in 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs. Sales and marketing costs decreased 46%, or $83,191, and decreased as a percentage of revenue to 8% from 15% in the six months ended June 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses.

Subscriber acquisition costs decreased 47%, or $147,221, and decreased as a percentage of revenue to 14% from 26% in the six months ended June 30, 2009 compared to the same period in 2008. This decrease was driven by a 23% improvement in SAC, as adjusted, per gross addition due to fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Subscriber acquisition costs also decreased as a result of the 35% decline in gross additions during the six months ended June 30, 2009.

General and administrative costs decreased 32%, or $45,129, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 42%, or $13,225, in the six months ended June 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

Restructuring, impairments and related costs increased $27,614 mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite.

Other expenses increased 190%, or $193,576, in the six months ended June 30, 2009 compared to the same period in 2008 driven mainly by the loss on extinguishment of debt and credit facilities of $125,713, and an increase in interest expense of $78,742, offset by an increase of $9,066 in gain on investments. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of XM’s Amended and Restated Credit Agreement and its Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of XM’s 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.

Unaudited Actual Results of Operations

Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 56 to 65) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.

The discussion of our results of operations for the three and six months ended June 30, 2009 and 2008 includes the financial results of XM from the date of the Merger. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses trends we believe are significant.

Subscriber and Key Operating Metrics. The following tables contain our actual subscribers and key operating metrics for the three and six months ended June 30, 2009 and 2008:

Unaudited Actual Quarterly Subscribers and Metrics:

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning subscribers	18,599,434	8,644,319	19,003,856	8,321,785
Gross subscriber additions	1,380,125	1,029,287	2,719,086	2,032,709
Deactivated subscribers	(1,566,124)	(749,467)	(3,309,507)	(1,430,355)

Net additions	(185,999)	279,820	(590,421)	602,354

Ending subscribers	18,413,435	8,924,139	18,413,435	8,924,139

Retail	8,235,761	4,676,699	8,235,761	4,676,699
OEM	10,081,514	4,231,543	10,081,514	4,231,543
Rental	96,160	15,897	96,160	15,897

Ending subscribers	18,413,435	8,924,139	18,413,435	8,924,139

Retail	(301,295)	33,484	(669,326)	35,990
OEM	123,165	244,725	85,561	565,911
Rental	(7,869)	1,611	(6,656)	453

Net additions	(185,999)	279,820	(590,421)	602,354

Self-pay	15,421,414	6,142,307	15,421,414	6,142,307
Paid promotional	2,992,021	2,781,832	2,992,021	2,781,832

Ending subscribers	18,413,435	8,924,139	18,413,435	8,924,139

Self-pay	(14,996)	244,638	(128,243)	457,243
Paid promotional	(171,003)	35,182	(462,178)	145,111

Net additions	(185,999)	279,820	(590,421)	602,354

Daily weighted average number of subscribers	18,438,473	8,739,766	18,575,219	8,593,054

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average self-pay monthly churn (1)(7)	2.0%	1.6%	2.1%	1.9%
Conversion rate (2)(7)	44.4%	47.2%	44.7%	47.2%
ARPU (7)(10)	$10.38	$10.48	$10.28	$10.45
SAC, as adjusted, per gross subscriber addition (7)(11)	$47	$78	$50	$84
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.05	$0.86	$1.06	$0.96
Total revenue	$590,829	$283,017	$1,177,808	$553,367
Free cash flow (7)(13)	$12,694	$(31,087)	$9,048	$(217,622)
Adjusted income (loss) from operations (14)	$171,094	$(23,785)	$315,310	$(63,241)
Net loss	$(157,358)	$(83,899)	$(207,767)	$(188,017)

Note: See pages 56 through 65 for footnotes.

Subscribers. At June 30, 2009 we had 18,413,435 subscribers, an increase of 106% from the 8,924,139 subscribers as of June 30, 2008. The increase was principally a result of the 9,716,070 subscribers acquired in the Merger, partially offset by declines in retail and OEM gross subscriber additions due to declines in North American automobile sales and the effects of reduced consumer spending. Gross additions increased 34% due to the inclusion of XM in our operating results for the quarter. Deactivations include the results of XM from the date of the Merger. The deactivation rate for self-pay subscriptions increased while the conversion rate for subscribers in paid promotional trial periods decreased. We believe the decrease resulted from a combination of factors, including reductions in consumer discretionary spending, the subscriber response to our increase in prices for multi-subscription accounts, the institution of a monthly charge for our Internet service and our channel line-up changes in November 2008.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, total ARPU was $10.38 and $10.48, respectively. The decrease was driven by the effect of purchase price accounting adjustments, subscriber winback programs and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues offset by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.

•

Six Months: For the six months ended June 30, 2009 and 2008, total ARPU was $10.28 and $10.45, respectively. The decrease was driven by the effect of purchase price accounting adjustments, subscriber winback programs and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues offset by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.

We expect ARPU to fluctuate based on promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $47 and $78, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies, decreased production of certain radios, higher aftermarket inventory reserves in the three months ended June 30, 2008 compared to the current period and improved equipment margins.

•

Six Months: For the six months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $50 and $84, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies, decreased production of certain radios, lower aftermarket inventory reserves in the six months ended June 30, 2009 compared to the prior year period and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will be impacted by our increasing mix of OEM additions and the effects of purchase price accounting adjustments.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.05 and $0.86, respectively. The increase was primarily due to the inclusion of XM, which has historically experienced higher customer service and billing expenses, partially offset by efficiencies across a larger subscriber base.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.06 and $0.96, respectively. The increase was primarily due to the inclusion of XM, which has historically experienced higher customer service and billing expenses, partially offset by efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations. We refer to net loss before interest and investment income; interest expense, net of amounts capitalized; income tax expense, loss on extinguishment of debt and credit facilities, net; gain (loss) on investments, other expense (income), restructuring, impairments and related costs, depreciation and amortization, and share-based payment expense as adjusted income (loss) from operations. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $171,094 and ($23,785), respectively. Adjusted income (loss) from operations was favorably impacted by the $307,812 increase in revenues, partially offset by the $112,933 increase in expenses included in adjusted income (loss) from operations. The increase was due primarily to the inclusion of XM.

•

Six Months: For the six months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $315,310 and ($63,241), respectively. Adjusted income (loss) from operations was favorably impacted by the $624,441 increase in revenues, partially offset by the $245,890 increase in expenses included in adjusted income (loss) from operations. The increases was due primarily to the inclusion of XM.

Three and Six Months Ended June 30, 2009 Compared with Three and Six Months Ended June 30, 2008 — Actual

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended June 30, 2009 and 2008, subscriber revenue was $561,763 and $266,518, respectively, an increase of 111% or $295,245. The Merger was responsible for approximately $291,859 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming, and increased internet streaming and multi-subscription rates.

•

Six Months: For the six months ended June 30, 2009 and 2008, subscriber revenue was $1,121,151 and $522,158, respectively, an increase of 115% or $598,993. The Merger was responsible for approximately $579,324 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming, and increased internet streaming and multi-subscription rates, as well as higher average subscribers.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Subscription fees	$556,400	$261,360	$1,109,958	$511,827
Activation fees	5,702	6,052	11,758	12,350
Effect of rebates	(339)	(894)	(565)	(2,019)

Total subscriber revenue	$561,763	$266,518	$1,121,151	$522,158

Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. We expect subscriber revenue to increase due to the inclusion of the full period results of XM.

Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreements applied to gross billing revenue.

•

Three Months: For the three months ended June 30, 2009 and 2008, net advertising revenue was $12,564 and $8,332, respectively, which represents an increase of 51%, or $4,232. The increase is due to the inclusion of XM revenue from the Merger, which was offset by a decrease in ad revenue due to the current economic environment.

•

Six Months: For the six months ended June 30, 2009 and 2008, net advertising revenue was $24,869 and $16,740, respectively, which represents an increase of 49%, or $8,129. The increase is due to the inclusion of XM revenue from the Merger, which was offset by a decrease in ad revenue due to the current economic environment.

Our advertising revenue is subject to fluctuation based on the national economic environment. We believe these general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Additionally, advertising revenue will increase as a result of the inclusion of the full period results of XM.

Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.

•

Three Months: For the three months ended June 30, 2009 and 2008, equipment revenue was $10,928 and $7,956 respectively, which represents an increase of 37%, or $2,972. The Merger was responsible for approximately $6,107 of the increase. The equipment revenue increase was partially offset by a decrease in sales through our direct to consumer distribution channel.

•

Six Months: For the six months ended June 30, 2009 and 2008, equipment revenue was $20,837 and $14,019 respectively, which represents an increase of 49%, or $6,818. The Merger was responsible for approximately $12,024 of the increase. The equipment revenue increase was partially offset by a decrease in sales through our direct to consumer distribution channel.

We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel as well as the inclusion of the full period results of XM.

Operating Expenses

Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

Three Months: For the three months ended June 30, 2009 and 2008, satellite and transmission expenses were $19,615 and $7,451, respectively, which represents an increase of 163%, or $12,164, primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $11,362 during the three months ended June 30, 2009.

•

Six Months: For the six months ended June 30, 2009 and 2008, satellite and transmission expenses were $39,894 and $15,275, respectively, which represents an increase of 161%, or $24,619, primarily due to the impact of the Merger. XM satellite and transmission expense accounted for $25,468 during the six months ended June 30, 2009. This is offset by decreases due to the elimination of contracts, decommissioned repeater sites, and decrease in webstreaming costs.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, programming and content expenses were $72,102 and $55,247, respectively, which represents an increase of 31%, or $16,855. The increase includes $27,893 of XM’s programming and content expense, which was partially offset by savings on content agreements, personnel and on-air talent costs.

•

Six Months: For the six months ended June 30, 2009 and 2008, programming and content expenses were $152,511 and $116,939, respectively, which represents an increase of 30%, or $35,572. The increase includes $56,542 of XM’s programming and content expense, which was partially offset by savings on content agreements, personnel and on-air talent costs.

Our programming and content expenses, excluding share-based payment expense, are expected to decrease as we reduce duplicate programming and content costs.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, revenue share and royalties were $95,831 and $49,723, respectively, which represents an increase of 93%, or $46,108. The increase was primarily attributable to the $46,405 effect of including XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings.

•

Six Months: For the six months ended June 30, 2009 and 2008, revenue share and royalties were $196,297 and $92,043, respectively, which represents an increase of 113%, or $104,254. The increase was primarily attributable to the $96,021 effect of including XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses were $58,833 and $22,865, respectively, which represents an increase of 157%, or $35,968, primarily due to the Merger, increased average subscribers and bad debt expense. XM’s customer services and billing expenses accounted for $31,347 during the three months ended June 30, 2009.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses were $119,041 and $49,786, respectively, which represents an increase of 139%, or $69,255, primarily due to the Merger, increased combined average subscribers and bad debt expense. XM’s customer services and billing expenses accounted for $65,105 during the six months ended June 30, 2009.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, cost of equipment was $8,051 and $6,647, respectively, which represents an increase of 21%, or $1,404. The Merger-related increase of $3,442 was offset mainly by lower sales volume through our direct to consumer channel and lower inventory related charges.

•

Six Months: For the six months ended June 30, 2009 and 2008, cost of equipment was $16,044 and $14,234, respectively, which represents an increase of 13%, or $1,810. The Merger-related increase of $6,907 was offset mainly by lower sales volume through our direct to consumer channel and lower inventory related charges.

We expect cost of equipment to vary in the future with changes in sales through our direct to consumer distribution channel; however, such expenses are expected to increase as a result of the inclusion of the full period results of XM.

Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

Three Months: For the three months ended June 30, 2009 and 2008, sales and marketing expenses were $48,693 and $49,133, respectively, which represents a decrease of 1%, or $440. The decrease was primarily driven by reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses, offset by the Merger-related increase of $26,797.

•

Six Months: For the six months ended June 30, 2009 and 2008, sales and marketing expenses were $100,116 and $87,598, respectively, which represents an increase of 14%, or $12,518. The Merger-related increase of $58,510 was offset partially by reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses.

We expect sales and marketing expenses, excluding share-based payment expense, to decrease as we consolidate our advertising and promotional activities, gain efficiencies in marketing management and eliminate overlapping distribution support costs, however such expenses are expected to increase in the aggregate due to the inclusion of the full period results of XM.

Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; provisions for inventory allowance; and personnel costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios, and revenue share payments to automakers and retailers of SIRIUS and XM radios.

•

Three Months: For the three months ended June 30, 2009 and 2008, subscriber acquisition costs were $67,651 and $81,392, respectively, which represents a decrease of 17%, or $13,741. This decrease was primarily due to lower OEM subsidies, decreased production of certain radios, and lower aftermarket inventory reserves in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, partially offset by the impact of the Merger. XM’s subscriber acquisition costs accounted for $22,226 during the three months ended June 30, 2009.

•

Six Months: For the six months ended June 30, 2009 and 2008, subscriber acquisition costs were $140,719 and $171,216, respectively, which represents a decrease of 18%, or $30,497. This decrease was primarily due to lower OEM subsidies, decreased production of certain radios and lower aftermarket inventory reserves in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, partially offset by the impact of the Merger. XM’s subscriber acquisition costs accounted for $48,475 during the six months ended June 30, 2009.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, general and administrative expenses were $66,716 and $42,467, respectively, which represents an increase of 57%, or $24,249, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.

•

Six Months: For the six months ended June 30, 2009 and 2008, general and administrative expenses were $126,031 and $91,246, respectively, which represents an increase of 38%, or $34,785, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.

General and administrative expenses may fluctuate in certain periods as a result of litigation costs; however such expenses are expected to increase in the aggregate due to inclusion of the full period results of XM.

Engineering, Design and Development. Engineering, design and development expenses include costs to develop chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•

Three Months: For the three months ended June 30, 2009 and 2008, engineering, design and development expenses were $11,944 and $9,028, respectively, which represents an increase of 32%, or $2,916. This increase was primarily due to the impact of the Merger, partially offset by lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

•

Six Months: For the six months ended June 30, 2009 and 2008, engineering, design and development expenses were $21,723 and $17,684, respectively, which represents an increase of 23%, or $4,039. This increase was primarily due to the impact of the Merger, partially offset by lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

We expect engineering, design and development expenses, excluding share-based payment expense, to decrease in future periods as we complete the integration of SIRIUS and XM and gain additional efficiencies in engineering, design and development activities, however such expenses are expected to increase in the aggregate due to inclusion of the full period results of XM.

Other Income (Expense)

Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

Three Months: For the three months ended June 30, 2009 and 2008, interest and investment income was $901 and $1,425, respectively. The decrease of 37%, or $524, was primarily attributable to lower interest rates in 2009 and a lower average cash balance.

•

Six Months: For the six months ended June 30, 2009 and 2008, interest and investment income was $1,641 and $4,227, respectively. The decrease of 61%, or $2,586, was primarily attributable to lower interest rates in 2009 and a lower average cash balance.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.

•

Three Months: For the three months ended June 30, 2009 and 2008, interest expense was $95,794 and $16,745, respectively, which represents an increase of 472%, or $79,049. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicle.

•

Six Months: For the six months ended June 30, 2009 and 2008, interest expense was $161,535 and $34,421, respectively, which represents an increase of 369%, or $127,114. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicle.

Loss on Extinguishment of Debt and Credit Facilities, net. Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion of our 2 1/2% Convertible Notes due 2009.

•	Three Months: For the three months ended June 30, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $107,756 and $0, respectively.

•	Six Months: For the six months ended June 30, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $125,713 and $0, respectively.

Gain on investments. Gain on investments includes our share of SIRIUS Canada’s and XM Canada’s net losses, and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.

•

Three Months: For the three months ended June 30, 2009 and 2008, gain on investment was $8,422 and $0, respectively. The increase was attributable to payments received from SIRIUS Canada in excess of our carrying value of our investments and the inclusion of our share of XM Canada’s net income for the three months ended June 30, 2009, offset by our share of SIRIUS Canada’s net losses for the three months ended June 30, 2009 and an impairment charge related to our investment in XM Canada.

•

Six Months: For the six months ended June 30, 2009 and 2008, loss on investment was $516 and $0, respectively. The increase was attributable to payments received from SIRIUS Canada in excess of our carrying value of our investments and the inclusion of our share of XM Canada’s net income for the six months ended June 30, 2009, offset by our share of SIRIUS Canada’s net losses for the six months ended June 30, 2009 and an impairment charge related to our investment in XM Canada.

Income Taxes

Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.

•	Three Months: We recorded income tax expense of $1,115 and $543 for the three months ended June 30, 2009 and 2008, respectively. The increase is attributed to the inclusion of XM.

•	Six Months: We recorded income tax expense of $2,229 and $1,086 for the six months ended June 30, 2009 and 2008, respectively. The increase is attributed to the inclusion of XM.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

As of June 30, 2009 and 2008, we had $541,688 and $220,133, respectively, in cash and cash equivalents and $380,446 as of December 31, 2008.

The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2009	2008	Variance
Net cash provided by (used in) operating activities	$136,859	$(131,081)	$267,940
Net cash used in investing activities	(127,811)	(86,537)	(41,274)
Net cash provided by (used in) financing activities	152,194	(1,069)	153,263

Net increase (decrease) in cash and cash equivalents	161,242	(218,687)	379,929
Cash and cash equivalents at beginning of period	380,446	438,820	(58,374)

Cash and cash equivalents at end of period	$541,688	$220,133	$321,555

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities increased $267,940 to $136,859 for the six months ended June 30, 2009 from net cash used in operating activities of $131,081 for the six months ended June 30, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $206,490, and a decrease in cash used in other operating assets and liabilities of $61,450.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $41,274 to $127,811 for the six months ended June 30, 2009 from $86,537 for the six months ended June 30, 2008. The increase was primarily the result of an increase in capital expenditures of $54,113 associated with our satellite construction and launch, offset by the reduction of $14,843 in Merger-related costs.

We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased $153,263 to $152,194 for the six months ended June 30, 2009 from net cash used in financing activities of $1,069 for the six months ended June 30, 2008. The increased in cash provided by financing activities was primarily due to $701,216 in net proceeds from our agreement with Liberty Media and issuance of 11.25% Notes, offset by an increase in debt payment of $527,488, principally to holders of our 2 1/2% Convertible Notes due 2009 and Amended and Restated Credit Agreement, premiums on the redemption of debt of $16,572 and $3,712 in preferred stock issuance costs.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that we have sufficient cash, cash equivalents, available borrowings under our credit facilities and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

We are the sole stockholder of XM Holdings and its subsidiaries and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.

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

Off-Balance Sheet Arrangements

We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of June 30, 2009 and December 31, 2008, $3,400 and $141,250, respectively, was classified as restricted investments as a result of obligations under these letters of credit and escrow deposits. In February 2009, we released to programming providers an aggregate of $138,000 held in escrow in satisfaction of future obligations under our agreements with them.

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2009, approximately 477,858,000 shares of common stock were available for future grant under the 2009 Plan.

2007 Stock Incentive Plan

XM Holdings maintains a 2007 Stock Incentive Plan (the “2007 Plan”) under which officers, other employees and other key individuals of XM were granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the 2007 Plan. Outstanding awards granted under the 2007 Plan will be continued.

2003 Long-Term Stock Incentive Plan

SIRIUS maintains the Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (the “2003 Plan”). Employees, consultants and members of our board of directors were eligible to receive awards under the 2003 Plan. The 2003 Plan provided for the grant of stock options, restricted stock, restricted stock units and other stock-based awards. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2003 Plan are generally subject to a vesting requirement. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the 2003 Plan. Outstanding awards granted under the 2003 Plan will be continued.

XM Talent Option Plan

XM Holdings maintains a Talent Option Plan (the “Talent Plan”) under which non-employee programming consultants to XM were granted stock option awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Upon approval of the 2009 Plan by our stockholders, no further awards may be made under the Talent Plan. Outstanding awards granted under the Talent Plan will be continued.

As of June 30, 2009, approximately 312,668,000 stock options, shares of restricted stock and restricted stock units were outstanding under all of our plans.

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

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.
(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.
(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscriber revenue	$576,958	$558,290	$1,153,034	$1,097,345
Net advertising revenue	12,564	18,764	24,869	36,290

Total subscriber and net advertising revenue	$589,522	$577,054	$1,177,903	$1,133,635

Daily weighted average number of subscribers	18,438,473	18,240,018	18,575,219	17,931,515
ARPU	$10.66	$10.55	$10.57	$10.54

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscriber acquisition cost	$80,988	$150,585	$164,698	$311,933
Less: share-based payment expense granted to third parties and employees	—	—	—	(14)
Less/Add: margin from direct sales of radios and accessories	(2,877)	255	(4,793)	6,009

SAC, as adjusted	$78,111	$150,840	$159,905	$317,928

Gross subscriber additions	1,380,125	2,111,655	2,719,086	4,153,311
SAC, as adjusted, per gross subscriber addition	$57	$71	$59	$77

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer service and billing expenses	$58,959	$59,253	$119,284	$120,484
Less: share-based payment expense	(905)	(1,017)	(1,561)	(2,182)

Customer service and billing expenses, as adjusted	$58,054	$58,236	$117,723	$118,302

Daily weighted average number of subscribers	18,438,473	18,240,018	18,575,219	17,931,515
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$1.06	$1.06	$1.10

(6)	Free cash flow is calculated as follows:

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$69,988	$(119,107)	$136,859	$(366,095)
Additions to property and equipment	(56,671)	(45,052)	(127,811)	(101,145)
Merger related costs	(623)	(4,825)	—	(14,843)
Restricted and other investment activity	—	29	—	2,029

Free cash flow	$12,694	$(168,955)	$9,048	$(480,054)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized, income tax expense; loss from redemption of debt; gain (loss) on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring, impairments and related costs and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Unaudited Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(171,280)	$(203,471)	$(234,155)	$(436,858)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(901)	(2,168)	(1,641)	(6,646)
Interest expense, net of amounts capitalized	100,579	47,225	172,970	94,228
Income tax expense	1,115	1,216	2,229	2,090
Loss on extinguishment of debt and facilities, net	107,756	—	125,713	—
(Gain) loss on investments	(8,422)	4,373	(516)	8,550
Other expense (income)	(749)	2,058	(1,259)	5,559

Income (loss) from operations	28,098	(150,767)	63,341	(333,077)
Restructuring, impairments and related costs	27,000	—	27,614	—
Depreciation and amortization	46,118	59,551	97,599	131,940
Share-based payment expense	31,003	30,098	52,501	69,864

Adjusted income (loss) from operations	$132,219	$(61,118)	$241,055	$(131,273)

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

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended June 30, 2009
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$561,763	$15,195	$—	$576,958
Advertising revenue, net of agency fees	12,564	—	—	12,564
Equipment revenue	10,928	—	—	10,928
Other revenue	5,574	1,812	—	7,386

Total revenue	590,829	17,007	—	607,836
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	19,615	354	(1,310)	18,659
Programming and content	72,102	17,701	(2,096)	87,707
Revenue share and royalties	95,831	21,840	—	117,671
Customer service and billing	58,833	126	(905)	58,054
Cost of equipment	8,051	—	—	8,051
Sales and marketing	48,693	3,173	(3,256)	48,610
Subscriber acquisition costs	67,651	13,337	—	80,988
General and administrative	66,716	406	(21,368)	45,754
Engineering, design and development	11,944	247	(2,068)	10,123
Depreciation and amortization	77,158	(31,040)	—	46,118
Share-based payment expense	—	—	31,003	31,003
Restructuring, impairments and related costs	27,000	—	—	27,000

Total operating expenses	553,594	26,144	—	579,738

Income (loss) from operations	37,235	(9,137)	—	28,098
Other income (expense)
Interest and investment income	901	—	—	901
Interest expense, net of amounts capitalized	(95,794)	(4,785)	—	(100,579)
Loss on extinguishment of debt and credit facilities, net	(107,756)	—	—	(107,756)
Gain on investments	8,422	—	—	8,422
Other (expense) income	749	—	—	749

Total other expense	(193,478)	(4,785)	—	(198,263)

Loss before income taxes	(156,243)	(13,922)	—	(170,165)
Income tax expense	(1,115)	—	—	(1,115)

Net loss	$(157,358)	$(13,922)	$—	$(171,280)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,177	$133	$—	$1,310
Programming and content	1,891	205	—	2,096
Customer service and billing	779	126	—	905
Sales and marketing	3,072	184	—	3,256
Subscriber acquisition costs	—	—	—	—
General and administrative	20,961	407	—	21,368
Engineering, design and development	1,821	247	—	2,068

Total share-based payment expense	$29,701	$1,302	$—	$31,003

	Unaudited For the Three Months Ended June 30, 2008
	As Reported	Predecessor Financial Information	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$266,518	$291,772	$—	$558,290
Advertising revenue, net of agency fees	8,332	10,432	—	18,764
Equipment revenue	7,956	7,491	—	15,447
Other revenue	211	8,340	—	8,551

Total revenue	283,017	318,035	—	601,052
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	7,451	19,780	(1,764)	25,467
Programming and content	55,247	49,604	(2,980)	101,871
Revenue share and royalties	49,723	73,586	—	123,309
Customer service and billing	22,865	36,388	(1,017)	58,236
Cost of equipment	6,647	9,055	—	15,702
Sales and marketing	49,133	59,280	(5,087)	103,326
Subscriber acquisition costs	81,392	69,193	—	150,585
General and administrative	42,467	42,015	(16,502)	67,980
Engineering, design and development	9,028	9,414	(2,748)	15,694
Depreciation and amortization	27,113	32,438	—	59,551
Share-based payment expense	—	—	30,098	30,098

Total operating expenses	351,066	400,753	—	751,819

Loss from operations	(68,049)	(82,718)	—	(150,767)
Other income (expense)
Interest and investment income	1,425	743	—	2,168
Interest expense, net of amounts capitalized	(16,745)	(30,480)	—	(47,225)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—
Loss on investments	—	(4,373)	—	(4,373)
Other (expense) income	13	(2,071)	—	(2,058)

Total other expense	(15,307)	(36,181)	—	(51,488)

Loss before income taxes	(83,356)	(118,899)	—	(202,255)
Income tax expense	(543)	(673)	—	(1,216)

Net loss	$(83,899)	$(119,572)	$—	$(203,471)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$759	$1,005	$—	$1,764
Programming and content	1,160	1,820	—	2,980
Customer service and billing	265	752	—	1,017
Sales and marketing	2,464	2,623	—	5,087
Subscriber acquisition costs	—	—	—	—
General and administrative	11,457	5,045	—	16,502
Engineering, design and development	1,046	1,702	—	2,748

Total share-based payment expense	$17,151	$12,947	$—	$30,098

	Unaudited For the Six Months Ended June 30, 2009
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$1,121,151	$31,883	$—	$1,153,034
Advertising revenue, net of agency fees	24,869	—	—	24,869
Equipment revenue	20,837	—	—	20,837
Other revenue	10,951	3,626	—	14,577

Total revenue	1,177,808	35,509	—	1,213,317
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	39,894	681	(2,174)	38,401
Programming and content	152,511	36,592	(4,717)	184,386
Revenue share and royalties	196,297	42,635	—	238,932
Customer service and billing	119,041	243	(1,561)	117,723
Cost of equipment	16,044	—	—	16,044
Sales and marketing	100,116	6,831	(7,735)	99,212
Subscriber acquisition costs	140,719	23,979	—	164,698
General and administrative	126,031	878	(32,578)	94,331
Engineering, design and development	21,723	548	(3,736)	18,535
Depreciation and amortization	159,524	(61,925)	—	97,599
Share-based payment expense	—	—	52,501	52,501
Restructuring, impairments and related costs	27,614	—	—	27,614

Total operating expenses	1,099,514	50,462	—	1,149,976

Income (loss) from operations	78,294	(14,953)	—	63,341
Other income (expense)
Interest and investment income	1,641	—	—	1,641
Interest expense, net of amounts capitalized	(161,535)	(11,435)	—	(172,970)
Loss on extinguishment of debt and credit facilities, net	(125,713)	—	—	(125,713)
Gain on investments	516	—	—	516
Other (expense) income	1,259	—	—	1,259

Total other expense	(283,832)	(11,435)	—	(295,267)

Loss before income taxes	(205,538)	(26,388)	—	(231,926)
Income tax expense	(2,229)	—	—	(2,229)

Net loss	$(207,767)	$(26,388)	$—	$(234,155)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,934	$240	$—	$2,174
Programming and content	4,381	336	—	4,717
Customer service and billing	1,318	243	—	1,561
Sales and marketing	7,358	377	—	7,735
Subscriber acquisition costs	—	—	—	—
General and administrative	31,699	879	—	32,578
Engineering, design and development	3,188	548	—	3,736

Total share-based payment expense	$49,878	$2,623	$—	$52,501

	Unaudited For the Six Months Ended June 30, 2008
	As Reported	Predecessor Financial Information	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$522,158	$575,187	$—	$1,097,345
Advertising revenue, net of agency fees	16,740	19,550	—	36,290
Equipment revenue	14,019	11,812	—	25,831
Other revenue	450	19,941	—	20,391

Total revenue	553,367	626,490	—	1,179,857
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	15,275	39,922	(3,995)	51,202
Programming and content	116,939	101,166	(8,312)	209,793
Revenue share and royalties	92,043	142,408	—	234,451
Customer service and billing	49,786	70,698	(2,182)	118,302
Cost of equipment	14,234	17,606	—	31,840
Sales and marketing	87,598	108,786	(13,981)	182,403
Subscriber acquisition costs	171,216	140,717	(14)	311,919
General and administrative	91,246	83,235	(35,021)	139,460
Engineering, design and development	17,684	20,435	(6,359)	31,760
Depreciation and amortization	54,019	77,921	—	131,940
Share-based payment expense	—	—	69,864	69,864

Total operating expenses	710,040	802,894	—	1,512,934

Loss from operations	(156,673)	(176,404)	—	(333,077)
Other income (expense)
Interest and investment income	4,227	2,419	—	6,646
Interest expense, net of amounts capitalized	(34,421)	(59,807)	—	(94,228)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—
Loss on investments	—	(8,550)	—	(8,550)
Other (expense) income	(64)	(5,495)	—	(5,559)

Total other expense	(30,258)	(71,433)	—	(101,691)

Loss before income taxes	(186,931)	(247,837)	—	(434,768)
Income tax expense	(1,086)	(1,004)	—	(2,090)

Net loss	$(188,017)	$(248,841)	$—	$(436,858)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,555	$2,440	$—	$3,995
Programming and content	3,949	4,363	—	8,312
Customer service and billing	541	1,641	—	2,182
Sales and marketing	7,704	6,277	—	13,981
Subscriber acquisition costs	14	—	—	14
General and administrative	23,455	11,566	—	35,021
Engineering, design and development	2,195	4,164	—	6,359

Total share-based payment expense	$39,413	$30,451	$—	$69,864

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscriber revenue	$561,763	$266,518	$1,121,151	$522,158
Net advertising revenue	12,564	8,332	24,869	16,740

Total subscriber and net advertising revenue	$574,327	$274,850	$1,146,020	$538,898

Daily weighted average number of subscribers	18,438,473	8,739,766	18,575,219	8,593,054
ARPU	$10.38	$10.48	$10.28	$10.45

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscriber acquisition cost	$67,651	$81,392	$140,719	$171,216
Less: share-based payment expense granted to third parties and employees	—	—	—	(14)
Less/Add: margin from direct sales of radios and accessories	(2,877)	(1,309)	(4,793)	215

SAC, as adjusted	$64,774	$80,083	$135,926	$171,417

Gross subscriber additions	1,380,125	1,029,287	2,719,086	2,032,709
SAC, as adjusted, per gross subscriber addition	$47	$78	$50	$84

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Customer service and billing expenses	$58,833	$22,865	$119,041	$49,786
Less: share-based payment expense	(779)	(265)	(1,318)	(541)

Customer service and billing expenses, as adjusted	$58,054	$22,600	$117,723	$49,245

Daily weighted average number of subscribers	18,438,473	8,739,766	18,575,219	8,593,054
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$0.86	$1.06	$0.96

(13)	Free cash flow is calculated as follows:

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net cash provided by (used in) operating activities	$69,988	$8,211	$136,859	$(131,081)
Additions to property and equipment	(56,671)	(34,473)	(127,811)	(73,698)
Merger related costs	(623)	(4,825)	—	(14,843)
Restricted and other investment activity	—	—	—	2,000

Free cash flow	$12,694	$(31,087)	$9,048	$(217,622)

(14)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; gain (loss) on investments; other expense (income); restructuring, impairments and related cost; depreciation and amortization; and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted income (loss) from operations is calculated as follows:

	Unaudited Actual
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(157,358)	$(83,899)	$(207,767)	$(188,017)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(901)	(1,425)	(1,641)	(4,227)
Interest expense, net of amounts capitalized	95,794	16,745	161,535	34,421
Income tax expense	1,115	543	2,229	1,086
Loss on extinguishment of debt and facilities, net	107,756	—	125,713	—
(Gain) loss on investments	(8,422)	—	(516)	—
Other expense (income)	(749)	(13)	(1,259)	64

Loss from operations	37,235	(68,049)	78,294	(156,673)
Restructuring, impairments and related costs	27,000	—	27,614	—
Depreciation and amortization	77,158	27,113	159,524	54,019
Share-based payment expense	29,701	17,151	49,878	39,413

Adjusted income (loss) from operations	$171,094	$(23,785)	$315,310	$(63,241)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of June 30, 2009, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of auction rate certificates and a debt security. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed and variable rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2009.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. Inc September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of this order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. In July 2009, the United States Court of Appeals for the District of Columbia Circuit confirmed in all material respects the decision of the CRB.

U.S. Electronics Arbitration. In May 2006, U.S. Electronics Inc., a former licensed distributor and manufacturer of SIRIUS radios, commenced an arbitration proceeding against SIRIUS. U.S. Electronics alleged that SIRIUS breached its contract; failed to pay monies owed under the contract; tortuously interfered with U.S. Electronics’ relationships with retailers and manufacturers; and otherwise acted in bad faith. U.S. Electronics sought up to $133 million in damages. A panel of three arbitrators unanimously dismissed with prejudice all of U.S. Electronics’ claims, including its claims for lost profits. U.S. Electronics filed suit in the New York State Court seeking to vacate the decision of the arbitrators. In July 2009, the New York State Supreme Court affirmed the decision of the arbitrators, and U.S. Electronics filed a notice of appeal of such decision with the New York State Appellate Division.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. In July 2009, the arbitrator issued a partial, final arbitration award denying the plantiff’s application to certify the matter as a class action. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration.

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

Except as disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, there have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2009, we held our annual meeting of stockholders. At the annual meeting, stockholders acted on the matters contained in our definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2009 (the “Proxy Statement”).

At the annual meeting, the holders of our common stock and our Series A Preferred Stock, voting together as a single class, elected the persons listed below as common stock directors. The relevant voting information for each person is set forth opposite such person’s name:

	Votes Cast
	For	Against
Joan L. Amble	2,812,729,070	267,235,666

Leon D. Black	2,309,155,142	687,173,540

Lawrence F. Gilberti	2,812,444,161	256,217,510

Eddy W. Hartenstein	2,828,149,525	250,466,213

James P. Holden	2,840,635,582	239,398,178

Chester A. Huber, Jr.	2,824,476,575	255,114,529

Mel Karmazin	2,848,655,316	258,271,825

John W. Mendel	2,831,412,710	250,329,370

James F. Mooney	2,795,057,513	237,376,861

Gary M. Parsons	2,822,358,417	251,999,678

Jack Shaw	2,833,844,583	246,782,736

Jeffrey D. Zients	2,823,784,166	252,597,609

On June 22, 2009, Jeffrey D. Zients resigned from our board of directors. Mr. Zients was confirmed by the United States Senate as Deputy Director for Management, Office of Management and Budget, of the United States and was required to resign as a director.

Our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B-1 Preferred Stock”), does not have the right to vote with the holders of our common stock and Series A Preferred Stock on the election of common stock directors. The holder of the Series B-1 Preferred Stock is entitled to designate and elect up to six members of our board of directors pursuant to the Certificate of Designations of the Series B-1 Preferred Stock. Currently, the holder of the Series B-1 Preferred Stock has designated David J.A. Flowers, Gregory B. Maffei and John C. Malone to serve as members of our board of directors until their successors are duly elected and qualified.

At the annual meeting, the holders of our common stock, our Series A Preferred Stock and our Series B-1 Preferred Stock, voting together as a single class, and the holders of our common stock, voting as a separate class, approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 8,000,000,000 to 9,000,000,000 shares. The results of the voting on this proposal are set forth below:

	Votes Cast For	Votes Cast Against	Abstentions
Common Stock, Series A Preferred Stock and Series B-1 Preferred Stock, voting as a class	5,095,729,430	663,144,235	21,143,401
Common Stock, voting as a separate class	2,503,790,876	663,144,235	21,143,401

Following the annual meeting, we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 9,000,000,000 shares.

The holders of our common stock, our Series A Preferred Stock and our Series B-1 Preferred Stock, voting together as a single class, and the holders of our common stock, voting as a separate class, also approved an amendment to our certificate of incorporation to (i) effect a reverse stock split of our common stock by a ratio of not less than one-for-ten and not more than one-for-fifty at any time prior to June 30, 2010, with the exact ratio to be set at a whole number within this range to be determined by our board of directors in its discretion, and (ii) reduce the number of authorized shares of our common stock as set forth in the Proxy Statement. The results of the voting on this proposal are set forth below:

	Votes Cast For	Votes Cast Against	Abstentions
Common Stock, Series A Preferred Stock and Series B-1 Preferred Stock, voting as a class	5,245,144,079	511,699,385	23,173,602
Common Stock, voting as a separate class	2,653,205,525	511,699,385	23,173,602

At the annual meeting, the holders of our common stock, our Series A Preferred Stock and our Series B-1 Preferred Stock, voting together as a single class, approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan. The results of the voting on this proposal are set forth below:

	Votes Cast For	Votes Cast Against	Abstentions
Common Stock, Series A Preferred Stock and Series B-1 Preferred Stock, voting as a single class	3,122,141,260	303,820,368	9,209,107

The holders of our common stock, our Series A Preferred Stock and our Series B-1 Preferred Stock, voting together as a single class, ratified the appointment of KPMG LLP as our independent registered public accountants. The results of the voting on this proposal are set forth below:

	Votes Cast For	Votes Cast Against	Abstentions
Common Stock, Series A Preferred Stock and Series B-1 Preferred Stock, voting as a single class	5,602,807,357	116,807,596	60,402,113

The holders of our common stock, our Series A Preferred Stock and our Series B-1 Preferred Stock, voting together as a single class, did not approve a stockholder proposal calling for an advisory vote on executive compensation. The results of the voting on this proposal are set forth below:

	Votes Cast For	Votes Cast Against	Abstentions
Common Stock, Series A Preferred Stock and Series B-1 Preferred Stock, voting as a single class	361,559,638	3,062,682,291	10,928,806

ITEM 5.	OTHER INFORMATION

Resignation of Jeffrey D. Zients. On June 22, 2009, Jeffrey D. Zients resigned from our board of directors. Mr. Zients was recently confirmed by the United States Senate as Deputy Director for Management, Office of Management and Budget, of the United States and was required to resign as a director.

Due to the resignation of Mr. Zients, we no longer comply with NASDAQ’s independent director requirement for continued listing as set forth in the NASDAQ Listing Rules. We currently have fourteen directors, seven of whom our board has determined to be an “independent director” as such term is defined under the NASDAQ Listing Rules.

In accordance with the NASDAQ Listing Rules, we will comply with the independent director requirement prior to the earlier of our next annual stockholders’ meeting or June 22, 2010.

Directors Compensation. As previously disclosed in our annual proxy statement, each non-employee member of our board of directors is entitled to receive annually a $50,000 cash retainer and an option to purchase our common stock with a grant date fair value equal to $70,000. The number of shares underlying the option is determined using a Black-Scholes pricing model using the same assumptions we then employ in calculating option expense in our consolidated financial statements. The option is granted following each year’s annual meeting of stockholders. Our 2009 annual meeting of stockholders was held on May 27, 2009.

On May 27, 2009 (the “Grant Date”), we granted each non-employee member of our board of directors an option to purchase 214,237 shares of our common stock at an exercise price of $0.35 per share, the closing price of our common stock that day on the Nasdaq Global Select Market (the “Original Option Award”). In calculating the number of shares, we used a Black Scholes pricing model that overstated the fair market value of the options, which resulted in us awarding insufficient number of shares per director.

Accordingly, on August 5, 2009, we awarded each non-employee member of our board of directors an additional option to purchase 53,973 shares of our common stock at an exercise price of $0.54 per share, the closing price of our common stock that day on the Nasdaq Global Select Market (the “Additional Option Award”). The Additional Option Award is subject to the same terms and conditions as the Original Option Award, including the vesting schedule.

The aggregate Black-Scholes value, as of the respective option grant dates, of the Original Option Award and the Additional Option Award is $70,000 for each non-employee director. Mr. Huber and Mr. Mendel, who are employees of General Motors and American Honda, respectively, have elected to forgo all compensation paid to directors and did not participate in these stock option awards.

ITEM 6.	EXHIBITS

See Exhibits Index attached hereto.

EXHIBIT INDEX

Exhibit		Description
3.1	_	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated December 30, 2008).

3.4	_	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.5	_	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.6	_	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.7	_	Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.8	_	Certificate of Designations of Series B-2 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.9	_	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 29, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-160386)).

4.1	_	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	_	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	_	Warrant Agreement, dated as of May 15, 1999, between the Company and United States Trust Company of New York, as warrant agent (incorporated by reference to Exhibit 4.4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-82303)).

4.4	_	Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 1999).

4.5	_	First Supplemental Indenture, dated as of September 29, 1999, between the Company and United States Trust Company of Texas, N.A., as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

4.6	_	Form of 8 3/4% Convertible Subordinated Note due 2009 (incorporated by reference to Article VII of Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 1, 1999).

Exhibit		Description
4.7	_	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.8	_	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.9	_	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.10	_	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.11	_	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.12	_	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.13	_	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.14	_	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.15	_	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	_	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.17	_	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.18	_	Second Supplemental Indenture, dated as of March 4, 2003, among the Company, The Bank of New York (as successor to United States Trust Company of Texas, N.A.), as resigning trustee, and HSBC Bank USA, as successor trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description
4.19	_	Third Supplemental Indenture, dated as of March 7, 2003, between the Company and HSBC Bank USA, as trustee, relating to the Company’s 8 3/4% Convertible Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.20	_	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.21	_	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.22	_	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.23	_	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.24	_	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	_	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

4.26	_	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.27	_	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.28	_	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, relating to the Company’s 9 5/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2005).

4.29	_	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.30	_	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.31	_	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and the Company (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

Exhibit		Description
4.32	_	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33		Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	_	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	_	First Supplemental Warrant Agreement, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.37	_	Written instrument, dated July 28, 2008, between the Company and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Space Systems/Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.38	_	Written instrument, dated July 28, 2008, between the Company and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.39	_	Second Supplemental Indenture, dated July 28, 2008, between XM Satellite Radio Holdings Inc. and the Company, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.40	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.41	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.42	_	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.43	_	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.44	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.45	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.46	_	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.47	_	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.48	_	Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.49	_	Note Purchase Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.50	_	Indenture, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.51	_	Form of Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009)).

Exhibit		Description
4.52	_	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.53	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.54	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.55	_	Registration Rights Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.56	_	Investment Agreement, dated as of February 17, 2009, between the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.57	_	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.58	_	Rights Agreement, dated as of April 29, 2009, between the Company and The Bank of New York Mellon, as rights agent, which includes the Certificate of Designation of Series C Junior Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2009).

4.59	_	Indenture, dated June 30, 2009, between XM Satellite Radio Inc. and U.S. Bank National Association relating to the 11.25% Senior Secured Notes due 2013 (filed herewith).

4.60	_	Third Amendment to Security Agreement, dated June 30, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association (filed herewith).

10.1	_	Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

**10.2	_	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.3	_	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

***10.4	_	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit		Description
10.5	_	Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.6	_	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.7	_	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.8	_	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.9	_	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	_	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.11	_	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.12	_	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	_	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.14	_	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15	_	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

Exhibit		Description
10.16	_	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	_	Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.18	_	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.19	_	First Amendment and Waiver to Amended and Restated Credit Agreement, dated as of May 22, 2008, between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.20	_	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, N.A., in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, N.A., as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.21	_	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.22	_	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.23	_	Share Lending Agreement, dated July 28, 2008, between the Company and Morgan Stanley Capital Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.24	_	Share Lending Agreement, dated July 28, 2008, between the Company and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.25	_	Underwriting Agreement, dated July 28, 2008, among the Company, Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the Share Lending Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
10.26	_	Term Credit Agreement, dated as of February 17, 2009, among the Company, the lender parties thereto and Liberty Media Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.27	_	Term Loan Guarantee and Collateral Agreement, dated as of February 17, 2009, among the Company, The subsidiary guarantors named therein and Liberty Media Corporation, as collateral agent (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.28	_	Purchase Money Loan Guarantee and Collateral Agreement, dated as of February 17, 2009, among the Company, the subsidiary guarantors named therein and Liberty Media Corporation, as and collateral agent (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.29	_	Credit Agreement, dated as of February 17, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as lender and administrative agent (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.30	_	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.26 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.31	_	Guarantee and Collateral Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the subsidiary guarantors named therein and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.27 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.32	_	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.33	_	Intercreditor Agreement, dated as of March 6, 2009, among XM Satellite Radio Inc., JPMorgan Chase Bank, N.A. and Liberty Media Corporation agent (incorporated by reference to Exhibit 10.29 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.34	_	Second Amendment to Security Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.30 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.35	_	Joinder Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.31 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.36	_	Amended and Restated Guarantee Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., certain of its subsidiaries named therein and certain subsidiaries of XM Satellite Radio Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.37		Amended and Restated Purchase Money Loan Guarantee and Collateral Agreement, dated as of April 30, 2009, among the Company, the subsidiary guarantors named therein and Liberty Media Corporation, as collateral agent (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

Exhibit		Description
*10.38	_	Form of Option Agreement, dated as of December 29, 1997, between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.39	_	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.40	_	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.41	_	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.42	_	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.43	_	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.44	_	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.45	_	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.46	_	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.47	_	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.48	_	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.49	_	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.50	_	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.51	_	Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit		Description
*10.52	_	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.53	_	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.54	_	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.55	_	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.56	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.57	_	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.58	_	First Amendment, dated as of May 21, 2007, to the Employment Agreement, dated as of November 8, 2004, between Patrick L. Donnelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2007).

*10.59	_	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.60	_	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.61	_	Amended and Restated Employment Agreement, dated as of June 6, 2007, between James E. Meyer and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007).

*10.62	_	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.63	_	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.64	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit		Description
*10.65	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.66	_	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

*10.67	_	Agreement to Forfeit Non-Qualified Stock Options, dated as of May 13, 2009, between Mel Karmazin and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009).

*10.68	_	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-160386)).

*10.69	_	Letter agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009).

*10.70	_	Employment Agreement, dated as of July 28, 2009, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2009).

31.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sirius XM Radio INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2009