Form 10-Q
period 2009-09-30
SIRIUS XM RADIO INC.
filed 2009-11-05
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 31, 2009)

COMMON STOCK, $0.001 PAR VALUE	3,858,653,816 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$578,304	$458,237	$1,699,455	$980,396
Advertising revenue, net of agency fees	12,418	14,674	37,287	31,413
Equipment revenue	10,506	11,271	31,343	25,290
Other revenue	17,428	4,261	28,379	4,710

Total revenue	618,656	488,443	1,796,464	1,041,809
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	19,542	19,526	59,435	34,800
Programming and content	78,315	106,037	230,825	222,975
Revenue share and royalties	100,558	85,592	296,855	177,635
Customer service and billing	56,529	47,432	175,570	97,218
Cost of equipment	11,944	13,773	27,988	28,007
Sales and marketing	52,530	63,637	152,647	151,237
Subscriber acquisition costs	90,054	86,616	230,773	257,832
General and administrative	56,923	57,310	182,953	148,555
Engineering, design and development	11,252	10,434	32,975	28,091
Impairment of goodwill	—	4,750,859	—	4,750,859
Depreciation and amortization	72,100	66,774	231,624	120,793
Restructuring, impairments and related costs	2,554	7,430	30,167	7,457

Total operating expenses	552,301	5,315,420	1,651,812	6,025,459

Income (loss) from operations	66,355	(4,826,977)	144,652	(4,983,650)
Other income (expense):
Interest and investment income	962	4,940	2,602	9,167
Interest expense, net of amounts capitalized	(78,527)	(49,216)	(240,062)	(83,636)
Loss on extinguishment of debt and credit facilities, net	(138,053)	—	(263,767)	—
(Loss) gain on investments	(58)	(3,089)	457	(3,089)
Other income (expense)	1,246	(3,870)	2,505	(3,935)

Total other expense	(214,430)	(51,235)	(498,265)	(81,493)

Loss before income taxes	(148,075)	(4,878,212)	(353,613)	(5,065,143)
Income tax expense	(1,115)	(1,215)	(3,344)	(2,301)

Net loss	(149,190)	(4,879,427)	(356,957)	(5,067,444)
Preferred stock beneficial conversion feature	—	—	(186,188)	—

Net loss attributable to common stockholders	$(149,190)	$(4,879,427)	$(543,145)	$(5,067,444)

Net loss per common share (basic and diluted)	$(0.04)	$(1.93)	$(0.15)	$(2.76)

Weighted average common shares outstanding (basic and diluted)	3,621,062	2,527,692	3,577,587	1,836,834

(1)	Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,086	$1,331	$3,020	$2,887
Programming and content	3,037	3,529	7,418	7,477
Customer service and billing	734	596	2,052	1,137
Sales and marketing	2,722	3,672	10,081	11,376
Subscriber acquisition costs	—	—	—	14
General and administrative	8,442	12,904	40,141	36,359
Engineering, design and development	1,653	1,973	4,841	4,167

Total share-based payment expense	$17,674	$24,005	$67,553	$63,417

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380,372	$380,446
Accounts receivable, net of allowance for doubtful accounts of $9,872 and $10,860, respectively	87,148	102,024
Receivables from distributors	41,755	45,950
Inventory, net	20,996	24,462
Prepaid expenses	107,350	67,203
Related party current assets	109,172	114,177
Other current assets	64,317	58,744

Total current assets	811,110	793,006
Property and equipment, net	1,694,235	1,703,476
FCC licenses	2,083,654	2,083,654
Restricted investments	3,400	141,250
Deferred financing fees, net	35,889	40,156
Intangible assets, net	629,288	688,671
Goodwill	1,834,856	1,834,856
Related party long-term assets	114,073	124,607
Other long-term assets	62,438	81,019

Total assets	$7,268,943	$7,490,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$521,621	$642,820
Accrued interest	65,537	76,463
Current portion of deferred revenue	987,177	985,180
Current portion of deferred credit on executory contracts	247,566	234,774
Current maturities of long-term debt	103,674	399,726
Related party current liabilities	90,869	68,373

Total current liabilities	2,016,444	2,407,336
Deferred revenue	285,488	247,889
Deferred credit on executory contracts	851,955	1,037,190
Long-term debt	2,874,391	2,851,740
Long-term related party debt	265,659	—
Deferred tax liability	906,428	894,453
Related party long-term liabilities	21,928	—
Other long-term liabilities	39,005	43,550

Total liabilities	7,261,298	7,482,158

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at September 30, 2009 and December 31, 2008:
Series A convertible preferred stock (liquidation preference of $51,370 at September 30, 2009 and December 31, 2008); 24,808,959 shares issued and outstanding at September 30, 2009 and December 31, 2008	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 and $0 at September 30, 2009 and December 31, 2008, respectively); 12,500,000 and zero shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	13	—
Convertible preferred stock, series C junior; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.001; 9,000,000,000 and 8,000,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 3,858,186,839 and 3,651,765,837 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,858	3,652
Accumulated other comprehensive loss, net of tax	(6,598)	(7,871)
Additional paid-in capital	10,265,752	9,724,991
Accumulated deficit	(10,255,405)	(9,712,260)

Total stockholders’ equity	7,645	8,537

Total liabilities and stockholders’ equity	$7,268,943	$7,490,695

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Series A		Series B						Accumulated
	Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2008	24,808,959	$25	—	$—	3,651,765,837	$3,652	$9,724,991	$(9,712,260)	$(7,871)	$8,537
Net loss								(356,957)		(356,957)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	579	579
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	694	694

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(355,684)

Issuance of preferred stock — related party, net of issuance costs	—	—	12,500,000	13	—	—	410,179	(186,188)	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	8,520,957	9	1,917	—	—	1,926
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	—	—	—	59,178,819	59	5,859	—	—	5,918
Share-based payment expense	—	—	—	—	91,666	—	56,500	—	—	56,500
Returned shares under share borrow agreements	—	—	—	—	(60,000,000)	(60)	60	—	—	—
Issuance of restricted stock units in satisfaction of accrued compensation	—	—	—	—	59,229,560	59	31,221	—	—	31,280
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	35,025	—	—	35,164

Balance at September 30, 2009	24,808,959	$25	12,500,000	$13	3,858,186,839	$3,858	$10,265,752	$(10,255,405)	$(6,598)	$7,645

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(356,957)	$(5,067,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,624	114,923
Impairment of goodwill	—	4,750,859
Non-cash interest expense, net of amortization of premium	32,909	(1,933)
Provision for doubtful accounts	23,879	11,125
Amortization of deferred income related to equity method investment	(2,082)	(471)
Loss on extinguishment of debt and credit facilities, net	263,767	—
Restructuring, impairments and related costs	26,954	—
Loss on disposal of assets	—	4,879
Loss on investments	10,967	3,089
Share-based payment expense	67,553	63,417
Deferred income taxes	3,344	2,301
Other non-cash purchase price adjustments	(142,487)	(23,770)
Other	—	1,643
Changes in operating assets and liabilities:
Accounts receivable	(9,002)	1,575
Inventory	3,466	2,952
Receivables from distributors	4,195	9,595
Related party assets	15,539	(1,357)
Prepaid expenses and other current assets	30,188	3,528
Other long-term assets	64,034	37,110
Accounts payable and accrued expenses	(68,135)	(122,969)
Accrued interest	(6,600)	(2,810)
Deferred revenue	11,569	(4,577)
Related party liabilities	44,424	3,315
Other long-term liabilities	3,958	(1,972)

Net cash provided by (used in) operating activities	253,107	(216,992)

Cash flows from investing activities:
Additions to property and equipment	(217,335)	(102,705)
Sales of property and equipment	—	105
Purchases of restricted and other investments	—	(3,000)
Acquisition of acquired entity cash	—	819,521
Merger related costs	—	(13,047)
Sale of restricted and other investments	—	65,642

Net cash (used in) provided by investing activities	(217,335)	766,516

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	471
Preferred stock issuance costs, net	(3,712)	—
Long-term borrowings, net	579,936	533,941
Related party long-term borrowings, net	364,964	—
Short-term financings	2,220	—
Payment of premiums on redemption of debt	(17,075)	(18,693)
Payments to minority interest holder	—	(61,880)
Repayment of long-term borrowings	(610,932)	(1,082,428)
Repayment of related party long-term borrowings	(351,247)	—
Other	—	(98)

Net cash used in financing activities	(35,846)	(628,687)

Net decrease in cash and cash equivalents	(74)	(79,163)
Cash and cash equivalents at beginning of period	380,446	438,820

Cash and cash equivalents at end of period	$380,372	$359,657

	For the Nine Months
	Ended September 30,
(in thousands)	2009	2008
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$211,143	$91,309
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	31,280	8,729
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	33,502
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164	—
Structuring fee on 10% Senior PIK Secured Notes due 2011	5,918	—
Preferred stock issued to Liberty Media	227,716	—
Release of restricted investments	138,000	—
Equity issued in the acquisition of XM	—	5,784,976
See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, over 125 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.
Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services. In August 2009, we began charging our subscribers a U.S. Music Royalty Fee (the “MRF”).
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Basis of Presentation
In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been made.
Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.
We have evaluated events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 through November 5, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.
(3) Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.
Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. The financial market volatility and economic conditions in the United States have impacted and may continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.
Inventory
Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
Inventory, net, consists of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$15,995	$11,648
Finished goods	30,920	38,323
Allowance for obsolescence	(25,919)	(25,509)

Total inventory, net	$20,996	$24,462

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of September 30, 2009 and December 31, 2008, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.
The fair value of our long-term debt is determined by either (i) estimating the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities, or (ii) quoted market prices at the reporting date for the traded debt securities. As of September 30, 2009 and December 31, 2008, the carrying value of our long-term debt was $3,243,724 and $3,251,466, respectively; and the fair value approximated $3,130,837 and $1,211,613, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Reclassifications
Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.
We adopted ASC 855, Subsequent Events, which requires disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance effective April 1, 2009, with no impact on our consolidated results of operations or financial position.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require an analysis to determine whether our variable interest(s) give us a controlling financial interest in a variable interest entity. Statement 167 has not been incorporated into ASC and is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated results of operations and financial position.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which integrated existing accounting standards with other authoritative guidance to provide a single source of authoritative U.S. GAAP for nongovernmental entities. Statement 168 has not been incorporated into ASC and is effective for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009, with no impact on our consolidated results of operations or financial position.
In July 2009, the FASB proposed an update to ASC 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This proposed standard would require share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance would be effective for fiscal years beginning on or after December 15, 2009, and retrospective application for all arrangements outstanding as of the adoption date would be required. We are evaluating the impact that adoption of this proposed guidance would have on our consolidated results of operations and financial position.
(4) Goodwill
We allocated the consideration paid in connection with the Merger to the fair value of acquired assets and assumed liabilities, respectively, and in 2008 recorded goodwill in the amount of $6,601,046. During 2008, we recorded an impairment charge of $4,766,190, of which $4,750,859 was recognized as of September 30, 2008, resulting in a carrying value of $1,834,856 at December 31, 2008. There has not been any change in the carrying value of goodwill during 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Intangible Assets
Intangible assets consisted of the following:

		September 30, 2009			December 31, 2008
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(76,670)	$303,330	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(6,020)	10,532	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(233)	1,767	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(11,452)	63,548	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(21)	111	908	(105)	803

Total intangible assets		$2,807,338	$(94,396)	$2,712,942	$2,808,114	$(35,789)	$2,772,325

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. SIRIUS’ FCC license for its FM-1, FM-2 and FM-3 satellites (and a ground spare FM-4) expires in 2010, the FCC license for its FM-5 satellite expires in 2017 and the FCC license for its FM-6 satellite will expire eight years after SIRIUS certifies the satellite has been successfully launched and put into operation. XM Holdings’ FCC licenses for its satellites expire in 2013 and 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost which is expensed as incurred. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2009, there are no legal, regulatory or contractual limitations associated with the XM trademark.
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the three and nine months ended September 30, 2009, no impairment loss was recorded for intangible assets with indefinite lives.
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
Amortization expense was $18,648 and $9,232 for the three months ended September 30, 2009 and 2008, respectively, and $58,759 and $9,232 for the nine months ended September 30, 2009 and 2008, respectively. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2009	$17,827
2010	65,916
2011	58,850
2012	53,420
2013	47,097
Thereafter	136,178

Total definite life intangibles, net	$379,288

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

(6)	Subscriber Revenue
Subscriber revenue consists of subscription fees, revenue derived from our agreements with rental car companies, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period upon activation and sale to the customer.
Subscriber revenue consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Subscription fees	$573,611	$453,540	$1,683,568	$963,454
Activation fees	5,171	4,920	16,929	17,271
Effect of rebates	(478)	(223)	(1,042)	(329)

Total subscriber revenue	$578,304	$458,237	$1,699,455	$980,396

(7)	Interest Costs
We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest costs charged to expense	$78,527	$49,216	$240,062	$83,636
Interest costs capitalized	12,742	7,791	47,272	14,340

Total interest costs incurred	$91,269	$57,007	$287,334	$97,976

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(8) Property and Equipment
Property and equipment, net, consists of the following:

	September 30,	December 31,
	2009	2008
Satellite system	$1,664,286	$1,414,625
Terrestrial repeater network	108,698	109,228
Leasehold improvements	43,033	42,878
Broadcast studio equipment	49,818	49,186
Capitalized software and hardware	138,174	132,555
Satellite telemetry, tracking and control facilities	56,013	56,217
Furniture, fixtures, equipment and other	59,804	57,995
Land	38,411	38,411
Building	56,322	56,392
Construction in progress	379,748	474,716

Total property and equipment	2,594,307	2,432,203
Accumulated depreciation and amortization	(900,072)	(728,727)

Property and equipment, net	$1,694,235	$1,703,476

	September 30,	December 31,
	2009	2008

Satellite system	$353,938	$449,129
Terrestrial repeater network	19,067	19,070
Leasehold improvements	—	—
Other	6,743	6,517

Construction in progress	$379,748	$474,716

Depreciation and amortization expense on property and equipment was $53,452 and $57,542 for the three months ended September 30, 2009 and 2008, respectively, and $172,865 and $111,561 for the nine months ended September 30, 2009 and 2008, respectively.
Satellites
SIRIUS’ initial three orbiting satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ three-satellite constellation and terrestrial repeater network were placed into service in 2002. On June 30, 2009, SIRIUS launched a satellite into a geostationary orbit and placed it into service in August 2009 along with SIRIUS’ other three orbiting satellites.
SIRIUS has an agreement with Space Systems/Loral for the design and construction of a sixth SIRIUS satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket. We currently expect to launch this satellite in the fourth quarter of 2011.
XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006.
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In 2006, XM entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, XM recorded a charge of $24,196 to Restructuring, impairments and related costs in our unaudited consolidated statements of operations for amounts previously paid, including capitalized interest. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket. We currently expect to launch XM-5 in the second or third quarter of 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Related Party Transactions
Liberty Media
Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”) is the holder of our Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on our board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness previously owed to Liberty Media.
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
Loan Investments
On February 17, 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. The LM Credit Agreement provided for a $250,000 term loan and $30,000 of purchase money loans. In August 2009, we repaid all amounts due and terminated the LM Credit Agreement in connection with the issue and sale of XM’s 9.75% Senior Secured Notes due 2015.
On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. In June 2009, XM repaid all amounts due and terminated the Second-Lien Credit Agreement in connection with the issue and sale of its 11.25% Senior Secured Notes due 2013.
On March 6, 2009, XM amended and restated the $100,000 Term Loan, dated as of June 26, 2008 and the $250,000 Credit Agreement, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. In June 2009, XM used a portion of the net proceeds from the sale of its 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement.
In June 2009, Liberty Media Corporation purchased $100,000 aggregate principal amount of XM’s 11.25% Senior Secured Notes due 2013 as part of the offering of such notes. In August 2009, Liberty Media Corporation purchased $50,000 aggregate principal amount of SIRIUS’ 9.75% Senior Secured Notes due 2015 as part of the offering of such notes.
As of September 30, 2009, we recorded $265,659 as Long-term related party debt related to the transactions with Liberty Media. This amount included the following principal amounts; $87,000 of XM’s 11.25% Senior Secured Notes due 2013, $76,000 of XM’s 13% Senior Notes due 2013, $11,000 of XM’s 7% Exchangeable Senior Subordinated Notes due 2014, $55,221 of SIRIUS’ 9 5/8% Senior Notes due 2013, and $50,000 of SIRIUS’ 9.75% Senior Secured Notes due 2015. As of September 30, 2009, we recorded $5,737 related to accrued interest with Liberty Media to Related party current liabilities.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We recognized Interest expense related to Liberty Media of $18,067 and $69,439 for the three and nine months ended September 30, 2009, respectively.
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
Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended September 30, 2009 and 2008 were $2,471 and $3,345, respectively, and $8,196 and $11,175 for the nine months ended September 30, 2009 and 2008, respectively. We recorded $1,525 and $0 in royalty income for the three months ended September 30, 2009 and 2008, respectively, and $3,695 and $0 for the nine months ended September 30, 2009 and 2008, respectively. Such royalty income was recognized as a component of Other revenue in our unaudited consolidated statements of operations. We also recorded dividend income of $219 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $612 and $0 for the nine months ended September 30, 2009 and 2008, respectively, which was included in Interest and investment income in our unaudited consolidated statements of operations. Receivables recorded relating to royalty income and dividend income were fully utilized to absorb a portion of our share of the losses generated by SIRIUS Canada during the three and nine months ended September 30, 2009.
As of September 30, 2009 and December 31, 2008, other amounts due from SIRIUS Canada recorded in Related party current assets were $3,379 and $1,814, respectively. As of September 30, 2009 and December 31, 2008, amounts payable to SIRIUS Canada to fund its remaining capital requirements recorded in Related party current liabilities were $1,305 and $1,160, respectively.
XM Canada
In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. XM has the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition.
The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our agreements with XM Canada involving royalties on subscriber and activation fees. As of September 30, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $39,566 and $36,002, respectively.
XM has extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of September 30, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $15,522 and $8,311, respectively.
In connection with the deferred income related to XM Canada, we recorded amortization of $694 and $471 for the three months ended September 30, 2009 and 2008, respectively, and $2,082 and $471 for the nine months ended September 30, 2009 and 2008, respectively. The royalty fees XM earns related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $225 and $146 for the three months ended September 30, 2009 and 2008, respectively, and $499 and $146 for the nine months ended September 30, 2009 and 2008, respectively. XM Canada pays XM a licensing fee and reimburses XM for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recognized licensing fee revenue of $1,500 and $1,000 for the three months ended September 30, 2009 and 2008, respectively, and $4,500 and $1,000 for the nine months ended September 30, 2009 and 2008, respectively. We recognized advertising reimbursements of $0 for each of the three months ended September 30, 2009 and 2008, respectively, and $733 and $0 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current assets were $3,408 and $5,594, respectively. As of September 30, 2009 and December 31, 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $6,000 and $0, respectively.

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
We recorded total revenue from GM, primarily consisting of subscriber revenue, of $8,831 and $6,733 for the three months ended September 30, 2009 and 2008, respectively, and $22,087 and $6,733 for the nine months ended September 30, 2009 and 2008, respectively.
We recognized Sales and marketing expense with GM of $7,720 and $8,539 for the three months ended September 30, 2009 and 2008, respectively, and $23,387 and $8,539 for the nine months ended September 30, 2009 and 2008, respectively. We recognized Revenue share and royalties expense with GM of $15,008 and $26,021 for the three months ended September 30, 2009 and 2008, respectively, and $46,664 and $26,021 for the nine months ended September 30, 2009 and 2008, respectively. We recognized Subscriber acquisition costs with GM of $9,035 and $29,530 for the three months ended September 30, 2009 and 2008, respectively, and $25,066 and $29,530 for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $8,175 and $91,902, respectively. As of September 30, 2009, prepaid expenses with GM recorded in Related party long-term assets were $92,551. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296.
As of September 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $79,813 and $63,023, respectively. As of September 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $21,928 and $0, respectively.
American Honda
XM has an agreement to make a certain amount of its bandwidth available to American Honda. American Honda has a representative on our board of directors and is considered a related party. American Honda’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. XM makes incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.
We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $3,374 and $3,321 for the three months ended September 30, 2009 and 2008, respectively, and $9,201 and $3,321 for the nine months ended September 30, 2009 and 2008, respectively.
We recognized Sales and marketing expense with American Honda of $1,647 and $1,848 for the three months ended September 30, 2009 and 2008, respectively, and $4,391 and $1,848 for the nine months ended September 30, 2009 and 2008, respectively. We recognized Revenue share and royalties expense with American Honda of $1,636 and $747 for the three months ended September 30, 2009 and 2008, respectively, and $4,601 and $747 for the nine months ended September 30, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
As of September 30, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,308 and $2,194, respectively.
As of September 30, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $4,014 and $4,190, respectively.
(10) Investments
Investments consist of the following:

	September 30,	December 31,
	2009	2008
Marketable securities	$11,555	$10,525
Restricted investments	3,400	141,250
Embedded derivative accounted for separately from the host contract	26	2
Equity method investments	2,679	8,873

Total investments	$17,660	$160,650

SIRIUS Canada
We have a 49.9% economic interest in SIRIUS Canada. Our investment in SIRIUS Canada is recorded using the equity method since we have a significant influence, but less than a controlling voting interest in SIRIUS Canada. Under this method, our investment in SIRIUS Canada, originally recorded at cost, is adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund SIRIUS Canada. Our share of net earnings or losses of SIRIUS Canada is recorded to Gain (loss) on investments in our unaudited consolidated statements of operations. We recorded losses of $1,744 and $0 for the three months ended September 30, 2009 and 2008, respectively, and $4,307 and $0 for the nine months ended September 30, 2009 and 2008, respectively, for our share of SIRIUS Canada’s net loss. We recorded $4,555 and $11,424, respectively, for the three and nine months ended September 30, 2009 to Gain (loss) on investments in our unaudited consolidated statements of operations for payments received from SIRIUS Canada in excess of our carrying value of our investments in, advances to and commitments to such entity. As of September 30, 2009, the carrying value of our equity method investment in SIRIUS Canada was $0.
XM Canada
We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Gain (loss) on investments in our unaudited consolidated statements of operations. We recorded $2,870 and $1,926 for the three and nine months ended September 30, 2009, respectively, for our share of XM Canada’s net loss. We recorded $3,088 for the three and nine months ended September 30, 2008 for our share of XM Canada’s net loss. During the three and nine months ended September 30, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $4,734 and $0 for the nine months ended September 30, 2009 and 2008, respectively. In addition, during the three and nine months ended September 30, 2009, we recorded ($35) and $466, respectively, as a foreign exchange gain (loss) to Accumulated other comprehensive loss, net of tax.
XM Holdings holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of September 30, 2009, the carrying value of our equity method investment in XM Canada was $2,679, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,967 and $26, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Auction Rate Certificates
Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of September 30, 2009 and December 31, 2008, the carrying value of these securities was $8,588 and $7,985, respectively.
Restricted Investments
Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of September 30, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $3,400 and $141,250, respectively.
(11) Debt
Our debt consists of the following:

	Conversion	Long Term Debt
	Price	September 30,	December 31,
	(per share)	2009	2008
SIRIUS Debt
8 3/4% Convertible Subordinated Notes due 2009	$28.46	$—	$1,744
3 1/4% Convertible Notes due 2011	$5.30	230,000	230,000
Senior Secured Term Loan due 2012	N/A	245,000	246,875
9 5/8% Senior Notes due 2013	N/A	500,000	500,000
9.75% Senior Secured Notes due 2015	N/A	257,000	—
Less: discount		(12,006)	—
2 1/2% Convertible Notes due 2009	$4.41	—	189,586
XM and XM Holdings Debt
10% Convertible Senior Notes due 2009	$10.87	48,450	400,000
Less: discount		(371)	(16,449)
10% Senior Secured Discount Convertible Notes due 2009	$0.69	33,249	33,249
Add: premium		6,450	34,321
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(12,870)	—
11.25% Senior Secured Notes due 2013	N/A	525,750	—
Less: discount		(34,525)	—
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(66,538)	(74,986)
9.75% Senior Notes due 2014	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014	$1.875	550,000	550,000
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	17,890	23,215

Total debt		3,243,724	3,251,466
Less: current maturities		103,674	399,726

Total long-term		3,140,050	2,851,740
Less: related party		265,659	—

Total long-term, excluding related party		$2,874,391	$2,851,740

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS Debt
8 3/4% Convertible Subordinated Notes due 2009
In 1999, SIRIUS issued 8 3/4% Convertible Subordinated Notes due 2009 (the “8 3/4% Notes”). The balance of the 8 3/4% Notes matured on September 29, 2009 and were repaid in cash.
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
Senior Secured Term Loan due 2012
In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which has been fully drawn. Interest under the Senior Secured Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. The current interest rate is 2.563%. The Senior Secured Term Loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The Senior Secured Term Loan matures on December 20, 2012.
The Senior Secured Term Loan is guaranteed by certain of our wholly owned subsidiaries, including Satellite CD Radio, Inc. (the “Guarantor”), and is secured by a lien on substantially all of SIRIUS’ and the Guarantor’s assets, including SIRIUS’ four in-orbit satellites, one ground spare satellite and the shares of the Guarantor.
The Senior Secured Term Loan contains customary affirmative covenants and event of default provisions. The negative covenants contained in the Senior Secured Term Loan are substantially similar to those contained in the indenture governing SIRIUS’ 9 5/8% Senior Notes due 2013.
LM Term Loan and LM Purchase Money Loan
In February 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The LM Credit Agreement provided for a $250,000 term loan (“LM Term Loan”) and $30,000 of purchase money loans (“LM Purchase Money Loan”). Concurrently with entering into the LM Credit Agreement, SIRIUS borrowed $250,000 under the LM Term Loan. The proceeds of the LM Term Loan were used (i) to repay at maturity our outstanding 2 1/2% Convertible Notes due February 17, 2009 and (ii) for general corporate purposes, including related transaction costs.
In August 2009, SIRIUS used net proceeds from the sale of its 9.75% Senior Secured Notes due 2015 to extinguish the LM Term Loan and LM Purchase Money Loan. We recorded an aggregate loss on extinguishment of the LM Term Loan and LM Purchase Money Loan of $134,520 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.
9.75% Senior Secured Notes due 2015
In August 2009, SIRIUS issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2010, at a rate of 9.75% per annum. The 9.75% Notes mature on September 1, 2015. The 9.75% Notes were issued for $244,787, resulting in an aggregate original issuance discount, including fees, of $12,213. The proceeds of the 9.75% Notes were used to extinguish the LM Term Loan and LM Purchase Money Loan.
SIRIUS and the domestic subsidiaries of SIRIUS that guarantee certain of the indebtedness of SIRIUS and its restricted subsidiaries guarantee SIRIUS’ obligations under the 9.75% Notes. The 9.75% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of SIRIUS and the guarantors other than certain excluded assets (including cash, accounts receivable and certain inventory).

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
2 1/2% Convertible Notes due 2009
In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”) resulting in net proceeds, after debt issuance costs, of $244,625. The remaining principal balance of the 2 1/2% Notes matured on February 17, 2009, and was paid in cash at maturity.
Space Systems/Loral Credit Agreement
In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS to finance the purchase of its fifth and sixth satellites through June 10, 2010. As of September 30, 2009, Loral’s commitment was approximately $19,730. Loans made under the Loral Credit Agreement will be secured by SIRIUS’ rights under the Satellite Purchase Agreement with Space Systems/Loral, including SIRIUS’ rights to its sixth satellite. The loans will also be entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., the subsidiary that holds SIRIUS’ FCC license, and any future material subsidiary that may be formed by SIRIUS. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the sixth satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the sixth satellite. The Loral Credit Agreement contains certain conditions to borrowings, including payment of periodic commitment fees. Any loans made under the Loral Credit Agreement generally will bear interest at a variable rate equal to 3-month LIBOR plus 4.75%. The daily unused balance bears interest at a rate per annum equal to 0.50%, payable quarterly on the last day of each March, June, September and December. The Loral Credit Agreement permits SIRIUS to prepay all or a portion of the loans outstanding without penalty. SIRIUS has not borrowed under the Loral Credit Agreement.
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
In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.
In July 2009, XM used a portion of the net proceeds received from the issuance of its 11.25% Senior Secured Notes due 2013 and cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We recorded a loss of $3,031 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
10% Senior PIK Secured Notes due 2011
In February 2009, XM Holdings exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount of its 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semiannually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% per annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date.
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
In October 2009, we purchased $58,800 aggregate principal amount of the PIK Notes at a price of $60,499, which included accrued interest of $2,287. We will record a net loss of $3,669, related to the unamortized discount and the discount on the purchase, to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction.
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
In June 2009, XM used net proceeds from the sale of its 11.25% Senior Secured Notes due 2013 to repay amounts due under and extinguish the Amended and Restated Credit Agreement. XM paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,786 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.
11.25% Senior Secured Notes due 2013
In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $489,952, resulting in an aggregate original issuance discount, including fees, of $35,798.
XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors.
In June 2009, XM used a portion of the net proceeds from the sale of the 11.25% Notes to repay in full $325,000 principal amount outstanding under the Amended and Restated Credit Agreement. In connection with the sale of the 11.25% Notes, XM terminated the Second-Lien Credit Agreement and repaid all amounts thereunder.
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
9.75% Senior Notes due 2014
XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “XM 9.75% Notes”). Interest on the XM 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The XM 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the XM 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, XM may redeem the XM 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
In March 2009, XM executed and delivered a Third Supplemental Indenture (the “XM 9.75% Notes Supplemental Indenture”). The XM 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the XM 9.75% Notes.
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
In June 2009, XM terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes and repaid all amounts due thereunder. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.
Covenants and Restrictions
Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. SIRIUS operates XM Holdings as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments. If we fail to comply with these covenants, our debt could become immediately payable.
At September 30, 2009, we were in compliance with all financial covenants.
(12) Stockholders’ Equity
Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 and 8,000,000,000 shares of common stock as of September 30, 2009 and December 31, 2008, respectively. There were 3,858,186,839 and 3,651,765,837 shares of common stock issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
As of September 30, 2009, approximately 3,848,417,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the three and nine months ended September 30, 2009, employees did not exercise any stock options.
During the third quarter of 2009, Morgan Stanley Capital Services Inc. returned 60,000,000 shares of our common stock initially borrowed in July 2008 to facilitate the offering of the Exchangeable Notes. The returned shares were retired upon receipt.
In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 for each of the three months ended September 30, 2009 and 2008, respectively, and $3,501 for each of the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was a $9,771 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $3,919, respectively. As of December 31, 2008, there was a $13,272 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $7,420, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2009. There were 24,808,959 shares of Series A convertible preferred stock issued and outstanding as of September 30, 2009 and December 31, 2008. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of September 30, 2009. There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding at September 30, 2009.
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
In April 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide.
Warrants
We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of September 30, 2009, approximately 49,315,000 warrants to acquire approximately 81,739,000 shares of common stock with an average exercise price of $3.12 per share were outstanding. We recognized expense of $1,318 during the three months ended March 31, 2009 due to the cancellation of certain warrants and the issuance of replacement warrants expiring in March 2015. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We recognized aggregate warrant related expense (benefit) of $0 and ($620) for the three months ended September 30, 2009 and 2008, respectively, and $2,522 and $2,236 for the nine months ended September 30, 2009 and 2008, respectively.
Rights Plan
In April 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 29, 2009 (the “Rights Plan”). The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock is converted into common stock) without the approval of our board of directors.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(13) Benefits Plans
We maintain four share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. We recognized share-based payment expense of $17,674 and $24,005 for the three months ended September 30, 2009 and 2008, respectively, and $67,553 and $63,417 for the nine months ended September 30, 2009 and 2008, respectively. For a summarized schedule of share-based payment expense, see the appended footnote to our unaudited consolidated statements of operations. We did not realize any income tax benefits from share-based benefits plans during the three and nine months ended September 30, 2009 and 2008, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.
2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2009, approximately 359,762,000 shares of common stock were available for future grant under the 2009 Plan.
Other Plans
SIRIUS and XM Holdings maintain three other share-based benefit plans — the XM Holdings 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan and the XM Holdings Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock based awards. No further awards may be made under these plans. Outstanding awards under these plans will be continued.
The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Risk-free interest rate	2.5%	3.1%	2.5%	2.7%
Expected life of options — years	4.57	4.06	4.64	4.06
Expected stock price volatility	88%	80%	88%	80%
Expected dividend yield	$—	$—	$—	$—
The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Risk-free interest rate	1.45 - 2.53%	2.0 - 3.0%	1.08 - 2.54%	1.6 - 3.3%
Expected life — years	2.58 - 4.98	1.50 - 4.06	2.50 - 6.19	1.50 - 4.08
Expected stock price volatility	88-112%	80%	83-112%	80%
Expected dividend yield	$—	$—	$—	$—

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2009 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, December 31, 2008	165,436	$4.42
Granted	240,239	$0.52
Exercised	—	$—
Forfeited, cancelled or expired	(53,985)	$5.08

Outstanding, September 30, 2009	351,690	$1.66	6.83	$34,683

Exercisable, September 30, 2009	87,205	$4.53	4.44	$1
The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.35 and $1.73, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0 and $127, respectively.
We recognized share-based payment expense associated with stock options of $8,577 and $13,940 for the three months ended September 30, 2009 and 2008, respectively, and $40,890 and $36,465 for the nine months ended September 30, 2009 and 2008, respectively.
The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the nine months ended September 30, 2009 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, December 31, 2008	19,931	$2.84
Granted	84,851	$0.37
Vested	(69,123)	$0.75
Forfeited	(2,124)	$1.97

Nonvested, September 30, 2009	33,535	$0.96

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2009 and 2008 was $0.37 and $2.87, respectively. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2009 and 2008 was $28,865 and $19,529, respectively.
We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $5,024 and $6,849 for the three months ended September 30, 2009 and 2008, respectively, and $17,881 and $14,433 for the nine months ended September 30, 2009 and 2008, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at September 30, 2009 and December 31, 2008, net of estimated forfeitures, was $118,637 and $90,310, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of September 30, 2009.
401(k) Savings Plans
We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) for eligible employees. During 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) into the Sirius Plan. All eligible employees under the XM Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.
The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment. Expense resulting from the matching contribution to the plans was $895 and $857 for the three months ended September 30, 2009 and 2008, respectively, and $2,484 and $2,086 for the nine months ended September 30, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total eligible compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $1,537 and $1,665 for the three months ended September 30, 2009 and 2008, respectively, and $573 and $5,025 for the nine months ended September 30, 2009 and 2008, respectively.
(14) Income Taxes
We recorded income tax expense of $1,115 and $1,215 for the three months ended September 30, 2009 and 2008, respectively, and $3,344 and $2,301 for the nine months ended September 30, 2009 and 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible assets, which are amortized over 15 years for tax purposes but are not amortized for book purposes.
(15) Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2009:

	Remaining
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$85,746	$13,742	$407,889	$239,541	$1,804,406	$812,260	$3,363,584
Cash interest payments	65,638	304,935	295,019	276,326	244,049	88,871	1,274,838
Satellite and transmission	34,685	98,933	106,834	36,659	2,370	22,183	301,664
Programming and content	87,630	257,126	147,529	129,236	38,638	29,955	690,114
Marketing and distribution	51,529	43,666	24,868	14,533	3,000	4,500	142,096
Satellite incentive payments	1,801	7,384	8,851	10,505	11,099	74,342	113,982
Operating lease obligations	13,338	37,352	22,851	18,861	15,046	14,854	122,302
Other	16,321	34,096	20,677	8,234	—	—	79,328

Total	$356,688	$797,234	$1,034,518	$733,895	$2,118,608	$1,046,965	$6,087,908

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt.
Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.
Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites. SIRIUS has an agreement with Space Systems/Loral to design and construct a sixth satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket. We expect to launch our sixth satellite in the fourth quarter of 2011.
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In 2006, XM entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket. We currently expect to launch XM-5 in the second or third quarter of 2010.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of September 30, 2009, we have accrued $28,655 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
Space Systems/Loral may be entitled to an additional $22,500 if FM-5 continues to operate above baseline specifications during the satellite’s fifteen-year design life.
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
Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.
We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of September 30, 2009 and December 31, 2008, $3,400 and $141,250, respectively, were classified as Restricted investments as a result of obligations under these letters of credit and escrow deposits.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2009

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$54,347	$—	$—	$326,025	$—	$380,372
Accounts receivable, net	83,660	—	—	45,243	—	128,903
Due from subsidiaries/affiliates	141,247	—	—	103	(141,350)	—
Inventory, net	18,073	—	—	2,923	—	20,996
Prepaid expenses	28,080	—	—	79,270	—	107,350
Related party current assets	3,500	—	—	105,672	—	109,172
Other current assets	17,633	—	—	57,594	(10,910)	64,317

Total current assets	346,540	—	—	616,830	(152,260)	811,110

Property and equipment, net	878,817	17,171	—	798,247	—	1,694,235
Investment in subsidiaries/affiliates	(766,229)	—	—	—	766,229	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	3,150	—	—	250	—	3,400
Deferred financing fees, net	8,579	—	—	27,310	—	35,889
Intangible assets, net	—	—	—	629,288	—	629,288
Goodwill	—	—	—	—	1,834,856	1,834,856
Due from subsidiaries/affilates	—	—	—	—	—	—
Related party long-term assets	—	—	—	114,073	—	114,073
Other long-term assets	20,878	—	—	41,560	—	62,438

Total assets	$491,735	$17,171	$83,654	$4,227,558	$2,448,825	$7,268,943

Current liabilities:
Accounts payable and accrued expenses	$323,766	$—	$—	$205,084	$(7,229)	$521,621
Accrued interest	13,279	—	—	52,258	—	65,537
Due to subsidiaries/affiliates	—	17,548	477	123,344	(141,369)	—
Current portion of deferred revenue	507,241	—	—	472,688	7,248	987,177
Current portion of deferred credit on executory contracts	—	—	—	247,566	—	247,566
Current maturities of long-term debt	2,500	—	—	101,300	(126)	103,674
Related party current liabilities	2,692	—	—	88,177	—	90,869

Total current liabilities	849,478	17,548	477	1,290,417	(141,476)	2,016,444

Deferred revenue	119,587	—	—	165,901	—	285,488
Deferred credit on executory contracts	—	—	—	851,955	—	851,955
Long-term debt	1,113,627	—	—	1,636,869	123,895	2,874,391
Long-term related party debt	103,868	—	—	159,275	2,516	265,659
Deferred tax liability	1,077	—	16,372	899,889	(10,910)	906,428
Related party long-term liabilities	—	—	—	21,928	—	21,928
Other long-term liabilities	5,024	—	—	33,981	—	39,005

Total liabilities	2,192,661	17,548	16,849	5,060,215	(25,975)	7,261,298

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,896	—	—	—	—	3,896
Accumulated other comprehensive loss	(6,598)	—	—	(6,598)	6,598	(6,598)
Additional paid-in-capital	10,265,752	—	83,654	5,989,700	(6,073,354)	10,265,752
Retained earnings (accumulated deficit)	(11,963,976)	(377)	(16,849)	(6,815,759)	8,541,556	(10,255,405)

Total stockholders’ equity (deficit)	(1,700,926)	(377)	66,805	(832,657)	2,474,800	7,645

Total liabilities and stockholders’ equity (deficit)	$491,735	$17,171	$83,654	$4,227,558	$2,448,825	$7,268,943

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$173,647	$—	$—	$206,799	$—	$380,446
Accounts receivable, net	95,247	—	—	52,727	—	147,974
Due from subsidiaries/affiliates	64,279	—	—	2,751	(67,030)	—
Inventory, net	19,973	—	—	4,489	—	24,462
Prepaid expenses	29,852	—	—	37,351	—	67,203
Related party current assets	1,814	—	—	112,363	—	114,177
Other current assets	17,513	—	—	53,004	(11,773)	58,744

Total current assets	402,325	—	—	469,484	(78,803)	793,006

Property and equipment, net	816,562	12,326	—	874,588	—	1,703,476
Investment in subsidiaries/affiliates	(525,687)	—	—	—	525,687	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	21,000	—	—	120,250	—	141,250
Deferred financing fees, net	9,853	—	—	30,303	—	40,156
Intangible assets, net	—	—	—	688,671	—	688,671
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party long-term assets	—	—	—	124,607	—	124,607
Other long-term assets	46,735	—	—	34,284	—	81,019

Total assets	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

Current liabilities:
Accounts payable and accrued expenses	$405,303	$—	$—	$245,598	$(8,081)	$642,820
Accrued interest	25,920	—	—	50,543	—	76,463
Due to subsidiaries/affiliates	—	12,481	477	15,497	(28,455)	—
Current portion of deferred revenue	557,392	—	—	419,707	8,081	985,180
Current portion of deferred credit on executory contracts	—	—	—	234,774	—	234,774
Current maturities of long-term debt	4,244	—	—	355,739	39,743	399,726
Related party current liabilities	23,018	—	—	83,930	(38,575)	68,373

Total current liabilities	1,015,877	12,481	477	1,405,788	(27,287)	2,407,336

Deferred revenue	116,634	—	—	131,255	—	247,889
Deferred credit on executory contracts	—	—	—	1,037,190	—	1,037,190
Long-term debt	1,163,961	—	—	1,439,102	248,677	2,851,740
Deferred tax liability	4,990	—	14,761	886,475	(11,773)	894,453
Related party long-term liabilities	—	—	—	—	—	—
Other long-term liabilities	7,225	—	—	36,325	—	43,550

Total liabilities	2,308,687	12,481	15,238	4,936,135	209,617	7,482,158

Commitments and contingencies

Stockholders’ equity (deficit):
Common and preferred stock	3,677	—	—	—	—	3,677
Accumulated other comprehensive loss	(7,871)	—	—	(7,871)	7,871	(7,871)
Additional paid-in-capital	9,724,991	—	83,654	5,870,502	(5,954,156)	9,724,991
Retained earnings (accumulated deficit)	(11,258,696)	(155)	(15,238)	(6,456,579)	8,018,408	(9,712,260)

Total stockholders’ equity (deficit)	(1,537,899)	(155)	68,416	(593,948)	2,072,123	8,537

Total liabilities and stockholders’ equity (deficit)	$770,788	$12,326	$83,654	$4,342,187	$2,281,740	$7,490,695

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.

Revenue	$293,000	$—	$—	$325,656	$—	$618,656

Cost of services	144,237	1	—	122,650	—	266,888
Sales and marketing	20,745	—	—	31,785	—	52,530
Subscriber acquisition costs	54,945	—	—	35,109	—	90,054
General and administrative	31,705	—	—	25,218	—	56,923
Engineering, design and development	5,837	—	—	5,415	—	11,252
Depreciation and amortization	30,474	39	—	41,587	—	72,100
Restructuring, impairments and related costs	(476)	—	—	3,030	—	2,554

Total operating expenses	287,467	40	—	264,794	—	552,301

Income (loss) from operations	5,533	(40)	—	60,862	—	66,355

Other income (expense):
Interest and investment income	235	—	—	727	—	962
Interest expense, net of amounts capitalized	(23,504)	—	—	(70,617)	15,594	(78,527)
Gain (loss) on change in value of embedded derivative	—	—	—	(33,700)	33,700	—
Loss on extinguishment of debt and facilities, net	(134,520)	—	—	(3,786)	253	(138,053)
Gain (loss) on investments	(51,135)	—	—	1,866	49,211	(58)
Other income (expense)	4,654	—	—	(3,408)	—	1,246

Income (loss) before income taxes	(198,737)	(40)	—	(48,056)	98,758	(148,075)

Income tax expense	—	—	(537)	(578)	—	(1,115)

Net income (loss)	(198,737)	(40)	(537)	(48,634)	98,758	(149,190)

Preferred stock beneficial conversion feature	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(198,737)	$(40)	$(537)	$(48,634)	$98,758	$(149,190)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.

Revenue	$292,963	$—	$—	$195,480	$—	$488,443

Cost of services	174,329	—	—	98,031	—	272,360
Sales and marketing	34,407	—	—	29,230	—	63,637
Subscriber acquisition costs	59,058	—	—	27,558	—	86,616
General and administrative	38,095	—	—	19,215	—	57,310
Engineering, design and development	5,243	—	—	5,191	—	10,434
Impairment of goodwill	—	—	—	4,750,859	—	4,750,859
Depreciation and amortization	32,136	18	—	34,620	—	66,774
Restructuring, impairments and related costs	7,430	—	—	—	—	7,430

Total operating expenses	350,698	18	—	4,964,704	—	5,315,420

Income (loss) from operations	(57,735)	(18)	—	(4,769,224)	—	(4,826,977)

Other income (expense):
Interest and investment income	977	—	—	3,963	—	4,940
Interest expense, net of amounts capitalized	(16,311)	—	—	(32,905)	—	(49,216)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—	—
Gain (loss) on investments	(4,806,394)	—	—	(3,089)	4,806,394	(3,089)
Other income (expense)	204	—	—	(4,074)	—	(3,870)

Income (loss) before income taxes	(4,879,259)	(18)	—	(4,805,329)	4,806,394	(4,878,212)

Income tax expense	—	—	(543)	(672)	—	(1,215)

Net income (loss)	$(4,879,259)	$(18)	$(543)	$(4,806,001)	$4,806,394	$(4,879,427)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.

Revenue	$861,354	$—	$—	$935,110	$—	$1,796,464

Cost of services	417,599	9	—	373,065	—	790,673
Sales and marketing	54,229	—	—	98,418	—	152,647
Subscriber acquisition costs	147,027	—	—	83,746	—	230,773
General and administrative	91,263	—	—	91,690	—	182,953
Engineering, design and development	16,177	—	—	16,798	—	32,975
Depreciation and amortization	84,949	213	—	146,462	—	231,624
Restructuring, impairments and related costs	553	—	—	29,614	—	30,167

Total operating expenses	811,797	222	—	839,793	—	1,651,812

Income (loss) from operations	49,557	(222)	—	95,317	—	144,652

Other income (expense):
Interest and investment income	757	—	—	1,845	—	2,602
Interest expense, net of amounts capitalized	(63,306)	—	—	(226,934)	50,178	(240,062)
Gain (loss) on change in value of embedded derivative	—	—	—	(111,703)	111,703	—
Loss on extinguishment of debt and facilities, net	(152,157)	—	—	(111,863)	253	(263,767)
Gain (loss) on investments	(353,897)	—	—	(6,660)	361,014	457
Other income (expense)	(46)	—	—	2,551	—	2,505

Income (loss) before income taxes	(519,092)	(222)	—	(357,447)	523,148	(353,613)

Income tax expense	—	—	(1,611)	(1,733)	—	(3,344)

Net income (loss)	(519,092)	(222)	(1,611)	(359,180)	523,148	(356,957)

Preferred stock beneficial conversion feature	(186,188)	—	—	—	—	(186,188)

Net income (loss) attributable to common stockholders	$(705,280)	$(222)	$(1,611)	$(359,180)	$523,148	$(543,145)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non -		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.

Revenue	$846,329	$—	$—	$195,480	$—	$1,041,809

Cost of services	462,051	—	—	98,584	—	560,635
Sales and marketing	120,688	—	—	30,549	—	151,237
Subscriber acquisition costs	230,264	—	—	27,568	—	257,832
General and administrative	129,339	—	—	19,216	—	148,555
Engineering, design and development	22,900	—	—	5,191	—	28,091
Impairment of goodwill	—	—	—	4,750,859	—	4,750,859
Depreciation and amortization	86,119	54	—	34,620	—	120,793
Restructuring, impairments and related costs	7,457	—	—	—	—	7,457

Total operating expenses	1,058,818	54	—	4,966,587	—	6,025,459

Income (loss) from operations	(212,489)	(54)	—	(4,771,107)	—	(4,983,650)

Other income (expense):
Interest and investment income	5,204	—	—	3,963	—	9,167
Interest expense, net of amounts capitalized	(50,731)	—	—	(32,905)	—	(83,636)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—	—
Gain (loss) on investments	(4,809,567)	—	—	(3,089)	4,809,567	(3,089)
Other income (expense)	139	—	—	(4,074)	—	(3,935)

Income (loss) before income taxes	(5,067,444)	(54)	—	(4,807,212)	4,809,567	(5,065,143)

Income tax expense	—	—	(1,629)	(672)	—	(2,301)

Net income (loss)	$(5,067,444)	$(54)	$(1,629)	$(4,807,884)	$4,809,567	$(5,067,444)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM	Sirius Asset	Satellite CD	Non-		Sirius XM
(in thousands)	Radio Inc.	Mgmt LLC	Radio	Guarantors	Eliminations	Radio Inc.

Balance at December 31, 2008	$(1,537,899)	$(155)	$68,416	$(593,948)	$2,072,123	$8,537
Net income (loss)	(519,092)	(222)	(1,611)	(359,180)	523,148	(356,957)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	579	—	—	579	(579)	579
Foreign currency translation adjustment, net of tax	694	—	—	694	(694)	694

Total comprehensive loss	(517,819)	(222)	(1,611)	(357,907)	521,875	(355,684)
Issuance of preferred stock - related party, net of issuance costs	224,004	—	—	—	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	1,926	—	—	—	—	1,926
Structuring fee on 10% Senior PIK Notes due 2011	5,918	—	—	—	—	5,918
Share-based payment expense	56,500	—	—	—	—	56,500
Issuance of restricted stock units in satisfaction of accrued compensation	31,280					31,280
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164					35,164
Contributed capital	—	—	—	119,198	(119,198)	—

Balance at September 30, 2009	$(1,700,926)	$(377)	$66,805	$(832,657)	$2,474,800	$7,645

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.
Net cash provided by (used in) operating activities	$25,668	$5,058	$—	$228,562	$(6,181)	$253,107

Cash flows from investing activities:
Additions to property and equipment	(173,466)	(5,058)	—	(38,811)	—	(217,335)
Purchases of restricted and other investments	—	—	—	—	—	—
Merger related costs	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—

Net cash used in investing activities	(173,466)	(5,058)	—	(38,811)	—	(217,335)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	—	—	—	—	(3,712)
Long-term borrowings, net of costs	186,571	—	—	387,184	6,181	579,936
Related party long-term borrowings, net of costs	269,871	—	—	95,093	—	364,964
Short-term financings	2,220	—	—	—	—	2,220
Payment of premiums on redemption of debt	—	—	—	(17,075)	—	(17,075)
Repayment of related party long-term borrowings, net of costs	(251,247)	—	—	(100,000)		(351,247)
Repayment of long-term borrowings	(175,205)	—	—	(435,727)	—	(610,932)

Net cash provided by (used in) financing activities	28,498	—	—	(70,525)	6,181	(35,846)

Net (decrease) increase in cash and cash equivalents	(119,300)	—	—	119,226	—	(74)
Cash and cash equivalents at beginning of period	173,647	—	—	206,799	—	380,446

Cash and cash equivalents at end of period	$54,347	$—	$—	$326,025	$—	$380,372

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.
Net cash (used in) provided by operating activities	$(220,763)	$6,744	$—	$(2,973)	$—	$(216,992)

Cash flows from investing activities:
Additions to property and equipment	(88,068)	(6,744)	—	(7,893)	—	(102,705)
Sales of property and equipment	105	—	—	—	—	105
Purchases of restricted and other investments	(3,000)	—	—	—	—	(3,000)
Merger related costs	(13,047)	—	—	—	—	(13,047)
Acquisition of acquired entity cash	—	—	—	—	819,521	819,521
Sale of restricted and other investments	40,242	—	—	25,400	—	65,642

Net cash (used in) provided by investing activities	(63,768)	(6,744)	—	17,507	819,521	766,516

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	471	—	—	—	—	471
Long-term borrowings, net of costs	—	—	—	533,941	—	533,941
Payments to minority interest holder	—	—	—	(61,880)	—	(61,880)
Payment of premiums on redemption of debt	—	—	—	(18,693)	—	(18,693)
Repayment of long-term borrowings	(1,875)	—	—	(1,080,553)	—	(1,082,428)
Other	—	—	—	(98)	—	(98)

Net cash used in financing activities	(1,404)	—	—	(627,283)	—	(628,687)

Net (decrease) increase in cash and cash equivalents	(285,935)	—	—	(612,749)	819,521	(79,163)
Cash and cash equivalents at beginning of period	430,226	—	—	828,115	(819,521)	438,820

Cash and cash equivalents at end of period	$144,291	$—	$—	$215,366	$—	$359,657

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, over 125 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an app on the Apple iPhone.
Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
As of September 30, 2009, we had 18,515,730 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.

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
In August 2009, we began charging our subscribers a U.S. Music Royalty Fee (the “MRF”). The MRF is $1.98 a month on our base subscriptions and $.97 for plans that are eligible for a second radio discount. The MRF also varies depending upon subscriber package and plan term. Amounts we collect through the MRF are included in Other revenue on our unaudited consolidated statements of operations. The FCC decision approving the Merger permits us to pass through to subscribers increases in music royalties since March 20, 2007, the date we asked the FCC to approve the Merger. The MRF is the implementation of that FCC decision.
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
Unaudited Actual and Pro Forma Information
Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2008. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 53 through 62) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Subscriber and Key Operating Metrics. The following tables contain our actual and pro forma subscriber and key operating metrics for the three and nine months ended September 30, 2009 and 2008, respectively:
Unaudited Actual and Pro Forma Quarterly Subscribers and Metrics:

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Beginning subscribers	18,413,435	18,576,830	19,003,856	17,348,622
Gross subscriber additions	1,606,446	1,843,785	4,325,532	5,997,096
Deactivated subscribers	(1,504,151)	(1,499,704)	(4,813,658)	(4,424,807)

Net additions	102,295	344,081	(488,126)	1,572,289

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Retail	7,925,904	9,036,420	7,925,904	9,036,420
OEM	10,488,530	9,777,704	10,488,530	9,777,704
Rental	101,296	106,787	101,296	106,787

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Retail	(309,972)	(149,417)	(979,298)	(202,295)
OEM	407,131	492,216	492,692	1,744,436
Rental	5,136	1,282	(1,520)	30,148

Net additions	102,295	344,081	(488,126)	1,572,289

Self-pay	15,456,748	15,190,588	15,456,748	15,190,588
Paid promotional	3,058,982	3,730,323	3,058,982	3,730,323

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Self-pay	35,405	361,438	(92,838)	1,317,242
Paid promotional	66,890	(17,357)	(395,288)	255,047

Net additions	102,295	344,081	(488,126)	1,572,289

Daily weighted average number of subscribers	18,393,678	18,710,940	18,514,041	18,187,927

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average self-pay monthly churn (1)(7)	2.0%	1.7%	2.1%	1.7%
Conversion rate (2)(7)	46.8%	47.0%	45.3%	49.2%
ARPU (3)(7)	$10.87	$10.51	$10.67	$10.53
SAC, as adjusted, per gross subscriber addition (4)(7)	$69	$74	$63	$76
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.01	$1.05	$1.04	$1.08
Total revenue	$629,607	$612,776	$1,842,924	$1,792,632
Free cash flow (6)(7)	$26,724	$(97,594)	$35,772	$(577,648)
Adjusted income (loss) from operations (8)	$106,140	$(36,851)	$347,198	$(168,096)
Net loss	$(181,935)	$(217,010)	$(416,090)	$(653,867)

Note:	See pages 53 through 62 for footnotes.

Subscribers. At September 30, 2009 we had 18,515,730 subscribers, a decrease of 405,181 subscribers, or 2%, from the 18,920,911 subscribers as of September 30, 2008. The decrease was principally the result of 671,341 fewer paid promotional trials due to the decline in North American auto sales. This decline was partially offset by an increase of 266,160 in self-pay subscribers compared to September 30, 2008. Gross subscriber additions decreased approximately 13% and 28% during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively. OEM gross subscriber additions decreased due to the decline in North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.
ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, total ARPU was $10.87 and $10.51, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, total ARPU was $10.67 and $10.53, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.
SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $69 and $74, respectively. The decrease in SAC was primarily due to lower OEM subsidies and lower aftermarket inventory settlements partially offset by higher OEM subsidies on installations compared to the three months ended September 30, 2008.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $63 and $76, respectively. The decrease was primarily driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory settlements in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.01 and $1.05, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.04 and $1.08, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $106,140 and ($36,851), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 3%, or $16,831, in revenues and a decrease of 19%, or $126,160, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.

•	Nine Months: For the nine months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $347,198 and ($168,096), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 3%, or $50,292, in revenues and a decrease of 24%, or $465,002, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.
Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2008. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger, or the goodwill impairment charge taken during 2008. See footnote 8 (pages 54 to 55) for a reconciliation of net loss to adjusted income (loss) from operations.

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Subscriber revenue, including effects of rebates	$587,442	$572,355	$1,740,477	$1,669,700
Advertising revenue, net of agency fees	12,418	17,867	37,287	54,156
Equipment revenue	10,506	12,856	31,343	38,687
Other revenue	19,241	9,698	33,817	30,089

Total revenue	629,607	612,776	1,842,924	1,792,632

Operating expenses:
Satellite and transmission	18,676	25,136	57,077	76,336
Programming and content	93,230	131,630	277,614	341,422
Revenue share and royalties	123,531	120,800	362,463	355,251
Customer service and billing	55,795	58,857	173,517	177,159
Cost of equipment	11,944	16,179	27,988	48,020
Sales and marketing	52,827	78,178	152,039	260,583
Subscriber acquisition costs	109,384	132,477	274,082	444,396
General and administrative	48,481	75,981	142,812	215,440
Engineering, design and development	9,599	10,389	28,134	42,121
Depreciation and amortization	47,997	64,111	145,596	196,051
Share-based payment expense	18,799	29,809	71,301	99,673
Restructuring, impairments and related costs	2,554	7,430	30,167	7,457

Total operating expenses	592,817	750,977	1,742,790	2,263,909

Income (loss) from operations	36,790	(138,201)	100,134	(471,277)
Other expense	(217,610)	(77,086)	(512,880)	(178,777)

Loss before income taxes	(180,820)	(215,287)	(412,746)	(650,054)
Income tax expense	(1,115)	(1,723)	(3,344)	(3,813)

Net loss	$(181,935)	$(217,010)	$(416,090)	$(653,867)

Highlights for the Three Months Ended September 30, 2009. Our revenue grew 3%, or $16,831, in the three months ended September 30, 2009 compared to the same period in 2008. Subscriber revenue increased 3%, or $15,087, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the rate increases to our multi-subscription and internet packages. Advertising revenue decreased 30%, or $5,449, in the three months ended September 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 18%, or $2,350, in the three months ended September 30, 2009 compared to the same period in 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel. Other revenue increased 98%, or $9,543, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced this quarter. The overall increase in revenue, combined with a decrease of 19%, or $126,160, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $106,140 in the three months ended September 30, 2009 compared to ($36,851) in the same period in 2008.

Satellite and transmission costs decreased 26%, or $6,460, in the three months ended September 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense and personnel costs. Programming and content costs decreased 29%, or $38,400, in the three months ended September 30, 2009 compared to the same period in 2008, due mainly to a $27,500 one-time payment recognized in 2008 to a programming provider upon completion of the Merger, reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties increased 2%, or $2,731, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 5%, or $3,062, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to decreases in personnel costs and customer call center expenses. Cost of equipment decreased 26%, or $4,235, in the three months ended September 30, 2009 compared to the same period in 2008 as a result of a decrease in our direct to customer sales and lower inventory write-downs.
Sales and marketing costs decreased 32%, or $25,351, and decreased as a percentage of revenue to 8% from 13% in the three months ended September 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 17%, or $23,093, and decreased as a percentage of revenue to 17% from 22% in the three months ended September 30, 2009 compared to the same period in 2008. This improvement was driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves as compared to the three months ended September 30, 2008. Subscriber acquisition costs also decreased as a result of the 13% decline in gross additions during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
General and administrative costs decreased 36%, or $27,500, in the three months ended September 30, 2009 compared to the same period in 2008 mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 8%, or $790, in the three months ended September 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
Restructuring, impairments and related costs decreased 66%, or $4,876, in the three months ended September 30, 2009 compared to the same period in 2008 mainly due to fewer restructuring charges associated with the Merger.
Other expenses increased 182%, or $140,524, in the three months ended September 30, 2009 compared to the same period in 2008 driven mainly by the Loss on extinguishment of debt and credit facilities of $138,053, and an increase in Interest expense of $11,554, offset by an increase of $7,491 in Gain on investments. The Loss on the extinguishment of debt and credit facilities was incurred on the full repayment of SIRIUS’ LM Credit Agreement. Interest expense increased due primarily to the issuance of XM’s 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.
Highlights for the Nine Months Ended September 30, 2009. Our subscriber revenue grew 4%, or $70,777, in the nine months ended September 30, 2009 compared to the same period in 2008. Advertising revenue decreased 31%, or $16,869, in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 19%, or $7,344, in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel. Other revenue increased 12%, or $3,728, in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced this quarter. Total revenue increased 3%, or $50,292, and combined with a decrease of 24%, or $465,002, in adjusted operating costs (total operating expenses excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $347,198 in the nine months ended September 30, 2009 compared to ($168,096) in 2008.
Satellite and transmission costs decreased 25%, or $19,259, in the nine months ended September 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 19%, or $63,808, in the nine months ended September 30, 2009 compared to the same period in 2008, due mainly to a $27,500 one-time payment recognized in 2008 to a programming provider upon completion of the Merger, to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties increased 2%, or $7,212, in the nine months ended September 30, 2009 compared to the same period in 2008. Customer service and billing costs decreased 2%, or $3,642, in the nine months ended September 30, 2009 compared to the same period in 2008 due to scale efficiencies over a larger subscriber base. Cost of equipment decreased 42%, or $20,032, in the nine months ended September 30, 2009 compared to the same period in 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs.

Sales and marketing costs decreased 42%, or $108,544, and decreased as a percentage of revenue to 8% from 15% in the nine months ended September 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 38%, or $170,314, and decreased as a percentage of revenue to 15% from 25% in the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was driven by a 17% improvement in SAC, as adjusted, per gross addition due to fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Subscriber acquisition costs also decreased as a result of the 28% decline in gross additions during the nine months ended September 30, 2009.
General and administrative costs decreased 34%, or $72,628, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 33%, or $13,987, in the nine months ended September 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
Restructuring, impairments and related costs increased 305%, or $22,710, mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite, offset partially by a decrease in personnel related restructuring costs.
Other expenses increased 187%, or $334,103, in the nine months ended September 30, 2009 compared to the same period in 2008 driven mainly by the increase in Loss on extinguishment of debt and credit facilities of $263,767 and an increase in Interest expense of $90,297, offset by an increase of $16,556 in Gain on investments. The Loss on the extinguishment of debt and credit facilities was incurred on the full repayment of SIRIUS’ LM Credit Agreement and XM’s Amended and Restated Credit Agreement and XM’s Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of XM’s 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.

Unaudited Actual Results of Operations
Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 53 through 62) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.
The discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008 includes the financial results of XM from the date of the Merger. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses trends we believe are significant.
Subscriber and Key Operating Metrics. The following tables contain our actual subscribers and key operating metrics for the three and nine months ended September 30, 2009 and 2008:
Unaudited Actual Quarterly Subscribers and Metrics:

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning subscribers	18,413,435	8,924,139	19,003,856	8,321,785
Gross subscriber additions	1,606,446	11,208,193	4,325,532	13,240,902
Deactivated subscribers	(1,504,151)	(1,211,421)	(4,813,658)	(2,641,776)

Net additions	102,295	9,996,772	(488,126)	10,599,126

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Retail	7,925,904	9,036,420	7,925,904	9,036,420
OEM	10,488,530	9,777,704	10,488,530	9,777,704
Rental	101,296	106,787	101,296	106,787

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Retail	(309,972)	4,359,721	(979,298)	4,395,710
OEM	407,131	5,546,161	492,692	6,112,073
Rental	5,136	90,890	(1,520)	91,343

Net additions	102,295	9,996,772	(488,126)	10,599,126

Self-pay	15,456,748	15,190,588	15,456,748	15,190,588
Paid promotional	3,058,982	3,730,323	3,058,982	3,730,323

Ending subscribers	18,515,730	18,920,911	18,515,730	18,920,911

Self-pay	35,405	9,048,281	(92,838)	9,505,524
Paid promotional	66,890	948,491	(395,288)	1,093,602

Net additions	102,295	9,996,772	(488,126)	10,599,126

Daily weighted average number of subscribers	18,393,678	15,472,506	18,514,041	10,887,028

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average self-pay monthly churn (1)(7)	2.0%	1.7%	2.1%	1.7%
Conversion rate (2)(7)	46.8%	47.0%	45.3%	49.1%
ARPU (7)(10)	$10.71	$10.19	$10.42	$10.33
SAC, as adjusted, per gross subscriber addition (7)(11)	$57	$60	$53	$74
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.01	$1.01	$1.04	$0.98
Total revenue	$618,656	$488,443	$1,796,464	$1,041,809
Free cash flow (7)(13)	$26,724	$(52,722)	$35,772	$(270,344)
Adjusted income (loss) from operations (14)	$158,683	$22,091	$473,996	$(41,124)
Net loss	$(149,190)	$(4,879,427)	$(356,957)	$(5,067,444)

Note:	See pages 53 through 62 for footnotes.
Subscribers. At September 30, 2009 we had 18,515,730 subscribers, a decrease of 405,181 subscribers, or 2%, from the 18,920,911 subscribers as of September 30, 2008. The decrease was principally the result of 671,341 fewer paid promotional trials due to the decline in North American auto sales. This decline was partially offset by an increase of 266,160 in self-pay subscribers compared to September 30, 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.
ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, total ARPU was $10.71 and $10.19, respectively. The increase was driven by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, total ARPU was $10.42 and $10.33, respectively. The increase was driven by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $57 and $60, respectively. The decrease in SAC was attributed to lower OEM subsidies, decreased production of certain radios, lower aftermarket inventory reserves and improved equipment margins, offset by an additional month of XM subscriber acquisition costs in the three months ended September 30, 2009 compared to the prior year period.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $53 and $74, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies, decreased production of certain radios, lower aftermarket inventory reserves and improved equipment margins in the nine months ended September 30, 2009 compared to the prior year period.
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
•	Three Months: For each of the three months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.01.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.04 and $0.98, respectively. The increase was primarily due to the inclusion of XM, which has historically experienced higher customer service and billing expenses.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $158,683 and $22,091, respectively. Adjusted income (loss) from operations was favorably impacted by the $130,213 increase in revenues, and the $6,379 decrease in expenses included in adjusted income (loss) from operations. The increase was due primarily to the inclusion of XM.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $473,996 and ($41,124), respectively. Adjusted income (loss) from operations was favorably impacted by the $754,655 increase in revenues, partially offset by the $239,535 increase in expenses included in adjusted income (loss) from operations. The increase was due primarily to the inclusion of XM.
Three and Nine Months Ended September 30, 2009 Compared with Three and Nine Months Ended September 30, 2008 — Actual
Total Revenue
Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.
•	Three Months: For the three months ended September 30, 2009 and 2008, subscriber revenue was $578,304 and $458,237, respectively, an increase of 26% or $120,067. The Merger was responsible for approximately $95,684 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming and increased internet and multi-subscription rates.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, subscriber revenue was $1,699,455 and $980,396, respectively, an increase of 73% or $719,059. The Merger was responsible for approximately $670,870 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming and increased internet and multi-subscription rates, as well as higher average subscribers.
The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Subscription fees	$573,611	$453,540	$1,683,568	$963,454
Activation fees	5,171	4,920	16,929	17,271
Effect of rebates	(478)	(223)	(1,042)	(329)

Total subscriber revenue	$578,304	$458,237	$1,699,455	$980,396

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
•	Three Months: For the three months ended September 30, 2009 and 2008, net advertising revenue was $12,418 and $14,674, respectively, which represents a decrease of 15%, or $2,256. The decrease in ad revenue was due to the current economic environment.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, net advertising revenue was $37,287 and $31,413, respectively, which represents an increase of 19%, or $5,874. The increase was due to the inclusion of XM revenue from the Merger, which was offset by a decrease in ad revenue due to the current economic environment.
Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.
Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended September 30, 2009 and 2008, equipment revenue was $10,506 and $11,271 respectively, which represents a decrease of 7%, or $765. The equipment revenue decrease was mainly due to a decrease in sales through our direct to consumer distribution channel partially offset by the inclusion of XM revenue from the Merger.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, equipment revenue was $31,343 and $25,290 respectively, which represents an increase of 24%, or $6,053. The Merger was responsible for approximately $13,397 of the increase. The equipment revenue increase was partially offset by a decrease in sales through our direct to consumer distribution channel.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, satellite and transmission expenses were $19,542 and $19,526, respectively, remaining relatively flat. The inclusion of a full quarter of XM’s satellite and transmission expense was offset by reductions in personnel costs and maintenance.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, satellite and transmission expenses were $59,435 and $34,800, respectively, which represents an increase of 71%, or $24,635. The satellite and transmission increase was primarily due to the inclusion of XM’s satellite and transmission expense, partially offset by decreases due to the elimination of contracts, decommissioned repeater sites, and decrease in web-streaming costs.
We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add to our in-orbit satellite fleet.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, programming and content expenses were $78,315 and $106,037, respectively, which represents a decrease of 26%, or $27,722. The decrease was primarily due to a $27,500 one-time payment recognized in 2008 to a programming provider upon completion of the Merger, savings on content agreements, and personnel and on-air talent costs, which were partially offset by a full quarter of XM’s programming and content expense.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, programming and content expenses were $230,825 and $222,975, respectively, which represents an increase of 4%, or $7,850. The increase was due to the inclusion of XM’s programming and content expense, which was partially offset by decreases due to a $27,500 one-time payment recognized in 2008 to a programming provider upon completion of the Merger, the impact of the Merger, and by savings on content agreements, personnel and on-air talent costs.

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
•	Three Months: For the three months ended September 30, 2009 and 2008, revenue share and royalties were $100,558 and $85,592, respectively, which represents an increase of 17%, or $14,966. The increase was primarily attributable to the inclusion of a full quarter of XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, revenue share and royalties were $296,855 and $177,635, respectively, which represents an increase of 67%, or $119,220. The increase was primarily attributable to the inclusion of XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings.
We expect these costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings.
Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended September 30, 2009 and 2008, customer service and billing expenses were $56,529 and $47,432, respectively, which represents an increase of 19%, or $9,097. The increase was primarily attributable to the inclusion of a full quarter of XM’s customer service and billing expense as a result of the Merger and increased bad debt expense due to the current economic environment.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses were $175,570 and $97,218, respectively, which represents an increase of 81%, or $78,352. The increase was primarily due to the inclusion of XM’s customer and billing expense as a result of the Merger and increased bad debt expense due to the current economic environment.
We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense associated with a larger subscriber base.
Cost of Equipment. Cost of equipment includes costs from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended September 30, 2009 and 2008, cost of equipment was $11,944 and $13,773, respectively, which represents a decrease of 13%, or $1,829. The decrease was mainly due to lower sales volume through our direct to consumer channel and lower inventory related charges, offset by the inclusion of a full quarter of XM’s cost of equipment expense as a result of the Merger.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, cost of equipment was $27,988 and $28,007, respectively, remaining relatively flat period over period. This was mainly due to lower sales volume through our direct to consumer channel and lower inventory related charges, offset by the inclusion of XM’s cost of equipment expense as a result of the Merger.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, sales and marketing expenses were $52,530 and $63,637, respectively, which represents a decrease of 17%, or $11,107. The decrease was primarily driven by reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses, offset by the inclusion of a full quarter of XM’s sales and marketing expense.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, sales and marketing expenses were $152,647 and $151,237, respectively, which represents an increase of 1%, or $1,410. The increase is due to the inclusion of XM’s sales and marketing expense, partially offset by reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, subscriber acquisition costs were $90,054 and $86,616, respectively, which represents an increase of 4%, or $3,438. This increase was primarily due to the inclusion of a full quarter of XM’s subscriber acquisition costs, partially offset by lower OEM subsidies, and lower aftermarket inventory settlements in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, subscriber acquisition costs were $230,773 and $257,832, respectively, which represents a decrease of 10%, or $27,059. This decrease was primarily due to lower OEM subsidies, and lower aftermarket inventory settlements in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, partially offset by the inclusion of XM’s subscriber acquisition costs as a result of the Merger.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, general and administrative expenses were $56,923 and $57,310, respectively, remaining relatively flat, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, general and administrative expenses were $182,953 and $148,555, respectively, which represents an increase of 23%, or $34,398, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.
We expect total general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we gain efficiencies in staff, facilities, and information technology costs.

Engineering, Design and Development. Engineering, design and development expenses include costs to develop chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended September 30, 2009 and 2008, engineering, design and development expenses were $11,252 and $10,434, respectively, which represents an increase of 8%, or $818. This increase was primarily due to the inclusion of a full quarter of XM’s engineering, design and development expenses, partially offset by lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, engineering, design and development expenses were $32,975 and $28,091, respectively, which represents an increase of 17%, or $4,884. This increase was primarily due to the inclusion of XM’s engineering, design and development expenses, partially offset by lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we increase development of our next generation chipsets.
Other Income (Expense)
Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.
•	Three Months: For the three months ended September 30, 2009 and 2008, interest and investment income was $962 and $4,940, respectively. The decrease of 81%, or $3,978, was primarily attributable to lower interest rates in 2009 and a lower average cash balance.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, interest and investment income was $2,602 and $9,167, respectively. The decrease of 72%, or $6,565, was primarily attributable to lower interest rates in 2009 and a lower average cash balance.
Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.
•	Three Months: For the three months ended September 30, 2009 and 2008, interest expense was $78,527 and $49,216, respectively, which represents an increase of 60%, or $29,311. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicles.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, interest expense was $240,062 and $83,636, respectively, which represents an increase of 187%, or $156,426. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicles.
Loss on Extinguishment of Debt and Credit Facilities, net. Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion and retirement of certain debt instruments.
•	Three Months: For the three months ended September 30, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $138,053 and $0, respectively. The loss was incurred on the retirement of the outstanding Term Loan and Purchase Money Loan borrowings from Liberty Media and the repurchase of a portion of XM Holdings’ 10% Convertible Senior Notes due 2009.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $263,767 and $0, respectively. The loss was incurred on the retirement of the outstanding Term Loan and Purchase Money Loan borrowings from Liberty Media, the repurchase of a portion of XM Holdings’ 10% Convertible Senior Notes due 2009, and the retirement of XM’s Amended and Restated Credit Agreement and XM’s Second-Lien Credit Agreement.

Gain (loss) on investments. Gain (loss) on investments includes our share of SIRIUS Canada’s and XM Canada’s net losses, and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	Three Months: For the three months ended September 30, 2009 and 2008, loss on investment was $58 and $3,089, respectively. The decrease was attributable to payments received from SIRIUS Canada in excess of our carrying value of our investments, partially offset by our share of SIRIUS Canada’s and XM Canada’s net losses for the three months ended September 30, 2009.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, gain (loss) on investment was $457 and ($3,089), respectively. The increase was attributable to payments received from SIRIUS Canada in excess of our carrying value of our investments, partially offset by our share of SIRIUS Canada’s and XM Canada’s net losses for the nine months ended September 30, 2009 and an impairment charge related to our investment in XM Canada.
Income Taxes
Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: We recorded income tax expense of $1,115 and $1,215 for the three months ended September 30, 2009 and 2008, respectively.
•	Nine Months: We recorded income tax expense of $3,344 and $2,301 for the nine months ended September 30, 2009 and 2008, respectively. The increase is attributed to the inclusion of XM.
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
As of September 30, 2009 and 2008, we had $380,372 and $359,657, respectively, in cash and cash equivalents and $380,446 as of December 31, 2008.
The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months
	Ended September 30,
	2009	2008	Variance
Net cash provided by (used in) operating activities	$253,107	$(216,992)	$470,099
Net cash (used in) provided by investing activities	(217,335)	766,516	(983,851)
Net cash used in financing activities	(35,846)	(628,687)	592,841

Net decrease in cash and cash equivalents	(74)	(79,163)	79,089
Cash and cash equivalents at beginning of period	380,446	438,820	(58,374)

Cash and cash equivalents at end of period	$380,372	$359,657	$20,715

Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $470,099 to $253,107 for the nine months ended September 30, 2009 from net cash used in operating activities of $216,992 for the nine months ended September 30, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $300,853, and a decrease in cash used in other operating assets and liabilities of $169,246.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities increased $983,851 to $217,335 for the nine months ended September 30, 2009 from net cash provided by investing activities of $766,516 for the nine months ended September 30, 2008. The increase was primarily the result of a decrease of $819,521 in net cash acquired from XM in the Merger, a decrease of $65,642 from the sale of restricted and other investments and an increase in capital expenditures of $114,630 associated with our satellite construction and launch, partially offset by a decrease of $13,047 in Merger-related costs.
We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash Flows Used in Financing Activities
Net cash used in financing activities decreased $592,841 to $35,846 for the nine months ended September 30, 2009 from $628,687 for the nine months ended September 30, 2008. The decrease in cash used in financing activities was primarily due to an increase of $410,959 in net proceeds from our agreement with Liberty Media and issuance of 11.25% Notes and SIRIUS 9.75% Notes during the nine months ended September 30, 2009 compared to proceeds from our Exchangeable Notes during the nine months ended September 30, 2008; a decrease in debt payment of $120,249, principally to holders of our 2 1/2% Convertible Notes due 2009, Amended and Restated Credit Agreement and our agreement with Liberty Media during the nine months ended September 30, 2009 compared to debt payment to holders of the XM 9.75% Notes, XM Floating Rate Notes and XM’s Debt of Consolidated Variable Interest Entity during the nine months ended September 30, 2008; and a decrease of $61,880 in payments to a minority interest holder.
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
Future Liquidity and Capital Resource Requirements
Based upon our current plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.
We are the sole stockholder of XM Holdings and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.
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
Off-Balance Sheet Arrangements
We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of September 30, 2009 and December 31, 2008, $3,400 and $141,250, respectively, was classified as restricted investments as a result of obligations under these letters of credit and escrow deposits. In February 2009, we released to programming providers an aggregate of $138,000 held in escrow in satisfaction of future obligations under our agreements with them.
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2009, approximately 359,762,000 shares of common stock were available for future grant under the 2009 Plan.
Other Plans
SIRIUS and XM Holdings maintain three other share-based benefit plans — the XM Holdings 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan and the XM Holdings Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock based awards. No further awards may be made under these plans. Outstanding awards under these plans will be continued.
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
Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Subscriber revenue	$587,442	$572,355	$1,740,477	$1,669,700
Net advertising revenue	12,418	17,867	37,287	54,156

Total subscriber and net advertising revenue	$599,860	$590,222	$1,777,764	$1,723,856

Daily weighted average number of subscribers	18,393,678	18,710,940	18,514,041	18,187,927
ARPU	$10.87	$10.51	$10.67	$10.53

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Subscriber acquisition cost	$109,384	$132,477	$274,082	$444,410
Less: share-based payment expense granted to third parties and employees	—	—	—	(14)
Less/Add: margin from direct sales of radios and accessories	1,438	3,323	(3,355)	9,333

SAC, as adjusted	$110,822	$135,800	$270,727	$453,729

Gross subscriber additions	1,606,446	1,843,785	4,325,532	5,997,096
SAC, as adjusted, per gross subscriber addition	$69	$74	$63	$76

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Customer service and billing expenses	$56,644	$59,786	$175,928	$180,270
Less: share-based payment expense	(849)	(929)	(2,411)	(3,111)

Customer service and billing expenses, as adjusted	$55,795	$58,857	$173,517	$177,159

Daily weighted average number of subscribers	18,393,678	18,710,940	18,514,041	18,187,927
Customer service and billing expenses, as adjusted, per average subscriber	$1.01	$1.05	$1.04	$1.08

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net cash provided by (used in) operating activities	$116,248	$(101,983)	$253,107	$(468,078)
Additions to property and equipment	(89,524)	(32,403)	(217,335)	(133,548)
Merger related costs	—	1,796	—	(13,047)
Restricted and other investment activity	—	34,996	—	37,025

Free cash flow	$26,724	$(97,594)	$35,772	$(577,648)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(181,935)	$(217,010)	$(416,090)	$(653,867)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(962)	(5,534)	(2,602)	(12,180)
Interest expense, net of amounts capitalized	81,707	70,153	254,677	164,380
Income tax expense	1,115	1,723	3,344	3,813
Loss on extinguishment of debt and facilities, net	138,053	—	263,767	—
Loss (gain) on investments	58	7,549	(457)	16,099
Other (income) expense	(1,246)	4,918	(2,505)	10,478

Income (loss) from operations	36,790	(138,201)	100,134	(471,277)
Restructuring, impairments and related costs	2,554	7,430	30,167	7,457
Depreciation and amortization	47,997	64,111	145,596	196,051
Share-based payment expense	18,799	29,809	71,301	99,673

Adjusted income (loss) from operations	$106,140	$(36,851)	$347,198	$(168,096)

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

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended September 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$578,304	$9,138	$—	$587,442
Advertising revenue, net of agency fees	12,418	—	—	12,418
Equipment revenue	10,506	—	—	10,506
Other revenue	17,428	1,813	—	19,241

Total revenue	618,656	10,951	—	629,607
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	19,542	331	(1,197)	18,676
Programming and content	78,315	18,117	(3,202)	93,230
Revenue share and royalties	100,558	22,973	—	123,531
Customer service and billing	56,529	115	(849)	55,795
Cost of equipment	11,944	—	—	11,944
Sales and marketing	52,530	3,155	(2,858)	52,827
Subscriber acquisition costs	90,054	19,330	—	109,384
General and administrative	56,923	374	(8,816)	48,481
Engineering, design and development	11,252	224	(1,877)	9,599
Depreciation and amortization	72,100	(24,103)	—	47,997
Share-based payment expense	—	—	18,799	18,799
Restructuring, impairments and related costs	2,554	—	—	2,554

Total operating expenses	552,301	40,516	—	592,817

Income (loss) from operations	66,355	(29,565)	—	36,790
Other income (expense)
Interest and investment income	962	—	—	962
Interest expense, net of amounts capitalized	(78,527)	(3,180)	—	(81,707)
Loss on extinguishment of debt and facilities, net	(138,053)	—	—	(138,053)
Loss on investments	(58)	—	—	(58)
Other income	1,246	—	—	1,246

Total other expense	(214,430)	(3,180)	—	(217,610)

Loss before income taxes	(148,075)	(32,745)	—	(180,820)
Income tax expense	(1,115)	—	—	(1,115)

Net loss	$(149,190)	$(32,745)	$—	$(181,935)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,086	$111	$—	$1,197
Programming and content	3,037	165	—	3,202
Customer service and billing	734	115	—	849
Sales and marketing	2,722	136	—	2,858
Subscriber acquisition costs	—	—	—	—
General and administrative	8,442	374	—	8,816
Engineering, design and development	1,653	224	—	1,877

Total share-based payment expense	$17,674	$1,125	$—	$18,799

	Unaudited For the Three Months Ended September 30, 2008
		Predecessor	Purchase Price	Allocation of Share-
		Financial	Accounting	based Payment
	As Reported	Information	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$458,237	$95,684	$18,434	$—	$572,355
Advertising revenue, net of agency fees	14,674	3,193	—	—	17,867
Equipment revenue	11,271	1,585	—	—	12,856
Other revenue	4,261	4,242	1,195	—	9,698

Total revenue	488,443	104,704	19,629	—	612,776
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	19,526	6,644	638	(1,672)	25,136
Programming and content	106,037	15,991	13,912	(4,310)	131,630
Revenue share and royalties	85,592	24,198	11,010	—	120,800
Customer service and billing	47,432	12,249	105	(929)	58,857
Cost of equipment	13,773	2,406	—	—	16,179
Sales and marketing	63,637	17,268	2,081	(4,808)	78,178
Subscriber acquisition costs	86,616	33,366	12,495	—	132,477
General and administrative	57,310	33,209	777	(15,315)	75,981
Engineering, design and development	10,434	2,611	119	(2,775)	10,389
Impairment of goodwill	4,750,859	—	(4,750,859)	—	—
Depreciation and amortization	66,774	10,828	(13,491)	—	64,111
Restructuring, impairments and related costs	7,430	—	—	—	7,430
Share-based payment expense	—	—	—	29,809	29,809

Total operating expenses	5,315,420	158,770	(4,723,213)	—	750,977

Loss from operations	(4,826,977)	(54,066)	4,742,842	—	(138,201)
Other income (expense)
Interest and investment income	4,940	594	—	—	5,534
Interest expense, net of amounts capitalized	(49,216)	(14,130)	(6,807)	—	(70,153)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—
Loss on investments	(3,089)	(4,460)	—	—	(7,549)
Other expense	(3,870)	(1,048)	—	—	(4,918)

Total other expense	(51,235)	(19,044)	(6,807)	—	(77,086)

Loss before income taxes	(4,878,212)	(73,110)	4,736,035	—	(215,287)
Income tax expense	(1,215)	(508)	—	—	(1,723)

Net loss	$(4,879,427)	$(73,618)	$4,736,035	$—	$(217,010)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,331	$305	$36	$—	$1,672
Programming and content	3,529	586	195	—	4,310
Customer service and billing	596	228	105	—	929
Sales and marketing	3,672	770	366	—	4,808
Subscriber acquisition costs	—	—	—	—	—
General and administrative	12,904	1,634	777	—	15,315
Engineering, design and development	1,973	510	292	—	2,775

Total share-based payment expense	$24,005	$4,033	$1,771	$—	$29,809

(a)	Includes impairment of goodwill.

	Unaudited For the Nine Months Ended September 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$1,699,455	$41,022	$—	$1,740,477
Advertising revenue, net of agency fees	37,287	—	—	37,287
Equipment revenue	31,343	—	—	31,343
Other revenue	28,379	5,438	—	33,817

Total revenue	1,796,464	46,460	—	1,842,924
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	59,435	1,013	(3,371)	57,077
Programming and content	230,825	54,708	(7,919)	277,614
Revenue share and royalties	296,855	65,608	—	362,463
Customer service and billing	175,570	358	(2,411)	173,517
Cost of equipment	27,988	—	—	27,988
Sales and marketing	152,647	9,986	(10,594)	152,039
Subscriber acquisition costs	230,773	43,309	—	274,082
General and administrative	182,953	1,252	(41,393)	142,812
Engineering, design and development	32,975	772	(5,613)	28,134
Depreciation and amortization	231,624	(86,028)	—	145,596
Share-based payment expense	—	—	71,301	71,301
Restructuring, impairments and related costs	30,167	—	—	30,167

Total operating expenses	1,651,812	90,978	—	1,742,790

Income (loss) from operations	144,652	(44,518)	—	100,134
Other income (expense)
Interest and investment income	2,602	—	—	2,602
Interest expense, net of amounts capitalized	(240,062)	(14,615)	—	(254,677)
Loss on extinguishment of debt and facilities, net	(263,767)	—	—	(263,767)
Gain on investments	457	—	—	457
Other income	2,505	—	—	2,505

Total other expense	(498,265)	(14,615)	—	(512,880)

Loss before income taxes	(353,613)	(59,133)	—	(412,746)
Income tax expense	(3,344)	—	—	(3,344)

Net loss	$(356,957)	$(59,133)	$—	$(416,090)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$3,020	$351	$—	$3,371
Programming and content	7,418	501	—	7,919
Customer service and billing	2,052	359	—	2,411
Sales and marketing	10,081	513	—	10,594
Subscriber acquisition costs	—	—	—	—
General and administrative	40,141	1,252	—	41,393
Engineering, design and development	4,841	772	—	5,613

Total share-based payment expense	$67,553	$3,748	$—	$71,301

	Unaudited For the Nine Months Ended September 30, 2008
		Predecessor	Purchase Price	Allocation of Share-
		Financial	Accounting	based Payment
	As Reported	Information	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$980,396	$670,870	$18,434	$—	$1,669,700
Advertising revenue, net of agency fees	31,413	22,743	—	—	54,156
Equipment revenue	25,290	13,397	—	—	38,687
Other revenue	4,710	24,184	1,195	—	30,089

Total revenue	1,041,809	731,194	19,629	—	1,792,632
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	34,800	46,566	638	(5,668)	76,336
Programming and content	222,975	117,156	13,912	(12,621)	341,422
Revenue share and royalties	177,635	166,606	11,010	—	355,251
Customer service and billing	97,218	82,947	105	(3,111)	177,159
Cost of equipment	28,007	20,013	—	—	48,020
Sales and marketing	151,237	126,054	2,081	(18,789)	260,583
Subscriber acquisition costs	257,832	174,083	12,495	(14)	444,396
General and administrative	148,555	116,444	777	(50,336)	215,440
Engineering, design and development	28,091	23,045	119	(9,134)	42,121
Impairment of goodwill	4,750,859	—	(4,750,859)	—	—
Depreciation and amortization	120,793	88,749	(13,491)	—	196,051
Restructuring, impairments and related costs	7,457	—	—	—	7,457
Share-based payment expense	—	—	—	99,673	99,673

Total operating expenses	6,025,459	961,663	(4,723,213)	—	2,263,909

Loss from operations	(4,983,650)	(230,469)	4,742,842	—	(471,277)
Other income (expense)
Interest and investment income	9,167	3,013	—	—	12,180
Interest expense, net of amounts capitalized	(83,636)	(73,937)	(6,807)	—	(164,380)
Loss on extinguishment of debt and facilities, net	—	—	—	—	—
Loss on investments	(3,089)	(13,010)	—	—	(16,099)
Other expense	(3,935)	(6,543)	—	—	(10,478)

Total other expense	(81,493)	(90,477)	(6,807)	—	(178,777)

Loss before income taxes	(5,065,143)	(320,946)	4,736,035	—	(650,054)
Income tax expense	(2,301)	(1,512)	—	—	(3,813)

Net loss	$(5,067,444)	$(322,458)	$4,736,035	$—	$(653,867)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,887	$2,745	$36	$—	$5,668
Programming and content	7,477	4,949	195	—	12,621
Customer service and billing	1,137	1,869	105	—	3,111
Sales and marketing	11,376	7,047	366	—	18,789
Subscriber acquisition costs	14	—	—	—	14
General and administrative	36,359	13,200	777	—	50,336
Engineering, design and development	4,167	4,675	292	—	9,134

Total share-based payment expense	$63,417	$34,485	$1,771	$—	$99,673

(a)	Includes impairment of goodwill.

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Subscriber revenue	$578,304	$458,237	$1,699,455	$980,396
Net advertising revenue	12,418	14,674	37,287	31,413

Total subscriber and net advertising revenue	$590,722	$472,911	$1,736,742	$1,011,809

Daily weighted average number of subscribers	18,393,678	15,472,506	18,514,041	10,887,028
ARPU	$10.71	$10.19	$10.42	$10.33

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Subscriber acquisition cost	$90,054	$86,616	$230,773	$257,832
Less: share-based payment expense granted to third parties and employees	—	—	—	(14)
Less/Add: margin from direct sales of radios and accessories	1,438	2,502	(3,355)	2,717

SAC, as adjusted	$91,492	$89,118	$227,418	$260,535

Gross subscriber additions	1,606,446	1,495,790	4,325,532	3,528,499
SAC, as adjusted, per gross subscriber addition	$57	$60	$53	$74

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Customer service and billing expenses	$56,529	$47,432	$175,570	$97,218
Less: share-based payment expense	(734)	(596)	(2,052)	(1,137)

Customer service and billing expenses, as adjusted	$55,795	$46,836	$173,518	$96,081

Daily weighted average number of subscribers	18,393,678	15,472,506	18,514,041	10,887,028
Customer service and billing expenses, as adjusted, per average subscriber	$1.01	$1.01	$1.04	$0.98

(13)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net cash provided by (used in) operating activities	$116,248	$(85,911)	$253,107	$(216,992)
Additions to property and equipment	(89,524)	(29,007)	(217,335)	(102,705)
Merger related costs	—	1,796	—	(13,047)
Restricted and other investment activity	—	60,400	—	62,400

Free cash flow	$26,724	$(52,722)	$35,772	$(270,344)

(14)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; gain (loss) on investments; other expense (income); restructuring, impairments and related cost; depreciation and amortization; and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

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

Adjusted income (loss) from operations is calculated as follows:

	Unaudited Actual
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(149,190)	$(4,879,427)	$(356,957)	$(5,067,444)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(962)	(4,940)	(2,602)	(9,167)
Interest expense, net of amounts capitalized	78,527	49,216	240,062	83,636
Income tax expense	1,115	1,215	3,344	2,301
Loss on extinguishment of debt and facilities, net	138,053	—	263,767	—
Loss (gain) on investments	58	3,089	(457)	3,089
Other (income) expense	(1,246)	3,870	(2,505)	3,935

Income (loss) from operations	66,355	(4,826,977)	144,652	(4,983,650)
Restructuring, impairments and related costs	2,554	7,430	30,167	7,457
Impairment of goodwill	—	4,750,859	—	4,750,859
Depreciation and amortization	72,100	66,774	231,624	120,793
Share-based payment expense	17,674	24,005	67,553	63,417

Adjusted income (loss) from operations	$158,683	$22,091	$473,996	$(41,124)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of September 30, 2009, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of auction rate certificates and a debt security. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
Our debt includes fixed and variable rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2009.

PART II — OTHER INFORMATION
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
The aggregate Black-Scholes value, as of the respective option grant dates, of the Original Option Award and the Additional Option Award is $70,000 for each non-employee director. Mr. Huber and Mr. Mendel have elected to forgo all compensation paid to directors and did not participate in these stock option awards.
ITEM 6. EXHIBITS
See Exhibits Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sirius XM Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
November 5, 2009