Form 10-K
period 2009-12-31
SIRIUS XM RADIO INC.
filed 2010-02-25
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $1,670,079,432. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
The number of shares of the registrant’s common stock outstanding as of February 23, 2010 was 3,884,668,860.
Documents Incorporated by Reference
Information included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM RADIO INC.
2009 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE
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
Unless otherwise indicated,
•	“we,” “us,” “our,” the “company,” the “companies” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;
•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and their respective subsidiaries;
•	“XM Holdings” refers to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, including XM Satellite Radio Inc.; and
•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.
The SIRIUS satellite radio business is conducted by SIRIUS; and the XM satellite radio business is conducted principally by XM under one management team. XM Holdings is primarily a holding company, although XM Holdings owns the former corporate headquarters and data center of XM and leases these buildings to XM; owns the XM-5 and portions of the XM-3 and XM-4 satellites; holds the investment in XM Canada; and holds certain cash accounts.
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	general economic conditions, which has adversely affected our business;
•	our dependence upon automakers, many of which have experienced a dramatic drop in sales, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;
•	the substantial indebtedness of SIRIUS and XM;
•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured; and
•	the competitive position of SIRIUS and XM versus other forms of audio and video entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.
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
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, over 125 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
As of December 31, 2009, we had 18,772,758 subscribers. Our subscriber totals include:
•	subscribers under our regular and discounted pricing plans;
•	subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle;
•	certain radios activated for daily rental fleet programs;
•	certain subscribers to SIRIUS Internet Radio and XM Online, our Internet services; and
•	certain subscribers to our weather, traffic, data and video services.
Our primary source of revenue is subscription fees, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. Since the Merger, we have introduced new programming packages and made certain changes to the pricing of our services. In October 2008, we introduced “best of” programming to both SIRIUS and XM subscribers for an additional $4.04 per month. In March 2009, we increased the price of our discounted second radio subscription plan from $6.99 to $8.99 per month. In March 2009, we began offering SIRIUS Internet Radio and XM Online, our Internet services, to our subscribers for an additional $2.99 per month. Effective July 29, 2009, we began adding a U.S. Music Royalty Fee to subscriber invoices. The U.S. Music Royalty Fee is $1.98 a month on our base $12.95 subscriptions and $.97 for base plans that are eligible for a second radio discount. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
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
Programming
We offer a dynamic programming lineup of more than 135 channels of commercial-free music, sports, news, talk, entertainment, and traffic and weather on each of the SIRIUS platform and the XM platform — of which 104 channels are available to subscribers on both platforms. The channel line-ups for the SIRIUS service and the XM service vary in certain respects and are available at sirius.com and xmradio.com.
Our subscription packages allow most listeners to customize and enhance our standard programming lineup. Our “Best of SIRIUS” package offers to XM subscribers the Howard Stern channels, Martha Stewart Living Radio, SIRIUS NFL Radio, SIRIUS NASCAR Radio, Playboy Radio and play-by-play NFL games and college sports programming. Our “Best of XM” package offers to SIRIUS subscribers Oprah Radio, The Virus, XM Public Radio, MLB Home Plate, NHL Home Ice, The PGA Tour Network, and select play-by-play of NBA and NHL games and college sports programming.
Subscribers with a la carte-capable radios may customize the programming they receive through our a la carte subscription packages. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.
We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content that appeals to a broad range of audiences and to our existing subscribers.

Music Programming
The SIRIUS platform offers 69 channels and the XM platform offers 71 channels of commercial-free music. Each platform offers an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.
All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also from time to time provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and an array of “pop up” channels featuring the music of particular artists.
Sports Programming
Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League (“NFL”), Major League Baseball (“MLB”), NASCAR, Formula One, NBA, NHL, and the PGA Tour, and broadcast most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays English Premier League and UEFA Champions League. We also air FIS Alpine Skiing and World Cup events and horse racing.
We offer many exclusive talk channels and programs such as MLB’s “Home Plate,” SIRIUS NASCAR Radio, SIRIUS NFL Radio and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as simulcasts of select ESPN television shows, including SportsCenter.
Talk and Entertainment Programming
We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.
In January 2006, Howard Stern moved his radio show to SIRIUS from terrestrial radio and now programs two of our channels. Our agreement with Stern expires on December 31, 2010. Our talk radio offerings also feature dozens of popular talk personalities, many creating radio shows that air exclusively on our services, including Oprah Winfrey, Martha Stewart, Rosie O’Donnell, Barbara Walters, Opie and Anthony, Bob Edwards, Senator Bill Bradley, Deepak Chopra and doctors from the NYU Langone Medical Center.
Our comedy channels present a range of humor such as Jamie Foxx’s The Foxxhole, Laugh USA, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SIRIUS XM Book Radio, Kids Place Live and Radio Disney, as well as OutQ, Road Dog Trucking and Playboy Radio.
Our religious programming includes The Catholic Channel, which is programmed with the Archdiocese of New York; EWTN, a Global Catholic Radio Network; and Family Talk and Family Net Radio.
News and Information Programming
We offer a wide range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, NPR and World Radio Network.
We also offer continuous, local traffic reports for 21 metropolitan markets throughout the United States on the XM service, and 20 metropolitan markets throughout the United States on the SIRIUS service. We broadcast these reports, together with local and national weather reports from The Weather Channel.
We also air a range of political call-in talk shows on a variety of channels including our exclusive channel, POTUS.
Distribution of Radios
Automakers
Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with every major automaker — Acura/Honda, Aston Martin, Audi, Automobili Lamborghini, Bentley, BMW, Chrysler, Dodge, Ferrari, Ford, General Motors, Honda, Hyundai, Infiniti/Nissan, Jaguar, Jeep, Kia, Land Rover, Lincoln, Lexus, Toyota, Scion, Subaru, Maybach, Mazda, Mercedes-Benz, Mercury, MINI, Mitsubishi, Porsche, Rolls-Royce, Volvo and Volkswagen — to offer either SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. As of December 31, 2009, satellite radios were available as a factory or dealer-installed option in substantially all vehicle models sold in the United States.

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
Retail
We sell satellite radios directly to consumers through our websites. Satellite radios are also marketed and distributed through major national and regional retailers. We develop in-store merchandising materials and provide sales force training for several retailers.
Previously Owned Vehicles
We expect to acquire an increasing number of subscribers through the sale and lease of previously owned vehicles with factory installed satellite radios. We have entered into agreements with several automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs.
We intend to develop systems and methods to identify purchasers and lessees of used vehicles which include satellite radios, and expect to make other efforts to market and sell satellite radio subscriptions to owners of used vehicles.
Our Satellite Radio Systems
Our satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.
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
Satellites, Terrestrial Repeaters and Other Satellite Facilities
SIRIUS Satellites. SIRIUS owns and operates four orbiting satellites, and owns a spare satellite that is in storage. Space Systems/Loral delivered the first three of SIRIUS’ operating satellites in 2000, its spare satellite to ground storage in 2002, and its fourth operating satellite in 2009. The SIRIUS satellites are of the Loral FS-1300 model series.
Three of SIRIUS’ orbiting satellites travel in a figure eight pattern extending above and below the equator, and spend approximately 16 hours per day north of the equator. At any time, two of these three orbiting satellites operate north of the equator while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions from signal blockage. SIRIUS’ fourth operating satellite is deployed in a geostationary orbit at 96° West Longitude. This provides redundant coverage and enhances performance of our satellite constellation.
Space Systems/Loral is constructing a sixth satellite for use in the SIRIUS system. This satellite is also a Loral FS-1300 model satellite. SIRIUS has an agreement with International Launch Services to launch this satellite on a Proton rocket, and expects to launch this sixth satellite in the fourth quarter of 2011. SIRIUS plans to deploy this satellite in a geostationary orbit at 115° West Longitude.
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
Space Systems/Loral is constructing a fifth satellite, XM-5, for use in the XM system. XM-5 is a Loral FS-1300 model satellite. XM has an agreement with International Launch Services to launch XM-5 during the third quarter of 2010 on a Proton rocket.

Satellite Insurance. SIRIUS does not maintain in-orbit insurance for three of its four operating satellites. XM currently has in- orbit insurance on XM-3 and XM-4, its primary operating satellites, but does not carry insurance coverage for XM-1 and XM-2, its in-orbit spare satellites.
These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during annual (or multi-year) in-orbit periods. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. SIRIUS operates over 125 terrestrial repeaters; XM operates over 650 terrestrial repeaters.
Other Satellite Facilities. SIRIUS controls and communicates with its satellites from an uplink facility in New Jersey. These activities include routine satellite orbital maneuvers and monitoring of the satellites. SIRIUS also maintains earth stations in Panama and Ecuador to control and communicate with its satellites. XM’s satellites are monitored, tracked and controlled by Telesat Canada, a satellite operator. In addition, XM and SIRIUS operate backup stations in the United States.
Studios
The programming on the SIRIUS and XM systems originates principally from studios in New York City and Washington D.C., and, to a lesser extent, from smaller studio facilities in Chicago, Cleveland, Los Angeles, Memphis, Nashville and Orlando. Our New York City offices house our corporate headquarters. Both our New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.
Satellite Radios
We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of SIRIUS and XM radios. We do not manufacture radios. We have authorized manufacturers to produce and distribute SIRIUS and XM brand radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under various consumer brands. We directly import certain radios distributed through our websites. Due to differences in technology, SIRIUS and XM radios require distinct chip sets to receive and output the respective satellite radio services. To facilitate the sale of SIRIUS and XM radios, we often subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
SIRIUS and XM radios are manufactured in three principal configurations — as in-dash radios, Dock & Play radios and portable or wearable radios.
•	In-dash radios are integrated into vehicles and allow the user to listen to AM, FM or satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.
•	Dock & Play radios enable subscribers to transport their SIRIUS or XM radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their SIRIUS and XM radios virtually anywhere, are available for various models of Dock & Play radios. The SIRIUS Stratus 6 and SIRIUS Starmate 5 Dock & Play radios also support a la carte channel selection.
•	Portable or wearable radios offer live satellite radio “on the go” and recorded satellite, MP3 and WMA content. The XMp3 allows consumers to record up to one hundred hours of XM and “Best of Sirius” programming, and is capable of recording up to five channels simultaneously. The Stiletto 2 allows consumers to record up to 100 hours of SIRIUS and “Best of XM” programming and can connect to the SIRIUS Internet Radio service through an accessible Wi-Fi network.
SIRIUS and XM home units that provide our satellite services to home and commercial audio systems are also available.
We have introduced an interoperable radio, called MiRGE, containing both SIRIUS and XM chip sets. This radio has a unified control interface allowing for easy switching between the two satellite radio networks. We have introduced the XM SkyDock, which connects to an Apple iPhone and iPod touch and provides live XM satellite radio using the control capability of the iPhone or iPod touch.
Internet Radio
Both SIRIUS and XM simulcast music channels and select non-music channels over the Internet. Access to SIRIUS Internet Radio and XM Online are offered to subscribers for a fee. In 2009, we introduced new products that provide access to our internet radio services in the home, such as clock radios, without the need for a personal computer. We also developed and introduced an application for the Apple iPhone and iPod touch that permits consumers to access SIRIUS Internet Radio and XM Online on such devices. We expect to introduce similar applications to allow consumers to access SIRIUS Internet Radio and XM Online on other personal mobile devices. Subscribers to SIRIUS Internet Radio and XM Online are not included in our subscriber count, unless the service is purchased separately and not as part of a subscription to the SIRIUS or XM satellite radio service.

International
Canada. We have an interest in the satellite radio services offered in Canada. SIRIUS Canada, a Canadian corporation that we jointly own with Canadian Broadcasting Corporation and Slaight Communications Inc., offers a satellite radio service in Canada. SIRIUS Canada offers 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 12 channels offering Canadian content. XM Canada, a Canadian corporation in which we have an ownership interest, also offers satellite radio service in Canada. XM Canada offers 130 channels of music and news, sports, talk and entertainment programming. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.
Mexico. We have entered into a letter of intent with a Mexican company, ACIR DARS Mexico, S. de R.L. de C.V., to pursue a license to offer satellite radio in Mexico. ACIR DARS Mexico has filed an application for a license to offer satellite radio with the Mexican government. The letter of intent contemplates us receiving a royalty from ACIR DARS Mexico as well as an option to acquire an equity interest in such Mexican business.
Other regions. We are in discussions with various parties regarding possible joint ventures in other countries.
Other Services
Commercial Accounts. The SIRIUS and XM music services are also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions and directly from SIRIUS and XM. Commercial subscribers are included in our subscriber count.
Satellite Television Services. We offer music channels as part of certain programming packages on the DISH Network satellite television service. Our agreement to offer music channels as part of programming packages on the DirecTV satellite television service terminated in February 2010. Subscribers to the DISH Network satellite television service are not included in our subscriber count.
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
SIRIUS Backseat TV. SIRIUS offers SIRIUS Backseat TV, a service offering television content designed primarily for children in the backseat of vehicles. SIRIUS Backseat TV is available as a factory-installed option in select Chrysler, Dodge and Jeep models, and at retail for aftermarket installation.
SIRIUS Travel Link. SIRIUS offers SIRIUS Travel Link, a suite of data services that includes real-time traffic, tabular and graphical weather, fuel prices, sports schedules and scores, and movie listings.
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
FCC Conditions
In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These programming, public interest and qualified entity channels, equipment, subscription rates, and other service commitments are summarized as follows:
Programming
A La Carte Programming: We offer the a la carte programming options described below to consumers with eligible radios:
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
Discounted Family-Friendly Programming: We offer consumers a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. We also offer SIRIUS and XM customers a family-friendly version of the “best of” programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.
Public Interest Channels
We agreed to set aside four percent of the full-time audio channels on the SIRIUS platform and on the XM platform for non-commercial, educational and informational programming within the meaning of the FCC rules that govern similar obligations of direct broadcast satellite providers. We also committed not to select a programmer to fill more than one non-commercial, educational or informational channel on each of the SIRIUS and XM platforms as long as demand by programming providers for such channels exceeds available supply.
Qualified Public Entity Channels
We agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the SIRIUS platform and on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on the SIRIUS platform and the XM platform are reserved for a Qualified Entity or Entities.
The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. The FCC is expected to inform us how it plans to select these Qualified Entities. In February 2009, the FCC commenced a proceeding to determine the method to select these Qualified Entities but has not completed this proceeding. We will implement our commitment to enter into long-term leases or other agreements to provide a Qualified Entity or Entities audio channels on the SIRIUS platform and on the XM platform when the FCC completes its pending proceeding and directs us how to legally implement this requirement.
Equipment
We are required to provide, on commercially reasonable terms, our intellectual property necessary to permit any device manufacturer to develop equipment that can deliver our satellite radio services. Chip sets for satellite radios, which include the encryption, conditional access and security technology necessary to access our satellite radio services, may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. We have agreed not to enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver our satellite radio services.
We have also agreed not to execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.
Subscription Rates
We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or our new programming packages described above until July 28, 2011. Under the FCC’s order approving the Merger, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. Effective July 29, 2009, we began adding a U.S. Music Royalty Fee to subscriber invoices. The U.S. Music Royalty Fee is $1.98 a month on our base $12.95 subscriptions and $.97 for base plans that are eligible for a second radio discount. Subscription packages, such as our “News, Sports and Talk” package, that contain little music are not subject to the U.S. Music Royalty Fee. Amounts collected on account of the U.S. Music Royalty Fee are being used to partially offset payments to the music industry. A summary of the costs passed through pursuant to U.S. Music Royalty Fee is available on our websites.

Service to Puerto Rico
We agreed to file an application with the FCC to provide the SIRIUS satellite radio service to the Commonwealth of Puerto Rico using terrestrial repeaters. In 2009, the FCC granted us Special Temporary Authority to operate terrestrial repeaters in Puerto Rico, and in late 2009, we introduced the SIRIUS satellite radio service to the Commonwealth.
Interoperable Radios
We agreed to offer for sale an interoperable radio and began offering such radio in early 2009.
Local Programming and Advertising
We have committed not to originate local programming or advertising through our repeater networks.
Transactions between SIRIUS, XM Holdings and XM
Promptly following the Merger, SIRIUS and XM began to integrate their operations, and agreed to share the costs of certain day-to-day functions. For example, XM transferred its employees to SIRIUS, and SIRIUS, in turn, has agreed to provide various services to both companies necessary to support their business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. XM and SIRIUS share equally the costs of these employees. SIRIUS and XM also agreed to share programming and rationalize their channel line-ups, and to share equally the costs of certain programming that appears on both platforms. In addition, SIRIUS and XM have agreed to jointly market radios and coordinate rebate and warranty support programs to subscribers who purchase radios at retail or via their websites. In general, SIRIUS and XM share equally the costs of this marketing and sales coordination.
SIRIUS and XM have also sought opportunities to jointly increase revenues. SIRIUS and XM have agreed to offer their respective subscribers programming packages that include “best of” programming from the other service. Each of SIRIUS and XM retains all the respective revenue generated from its respective “best of” programming package. The companies have also made arrangements to have XM radios offered in RadioShack, a retailer that was previously exclusive to SIRIUS.
XM Holdings and XM are operated as unrestricted subsidiaries under the agreements governing SIRIUS’ existing debt. As unrestricted subsidiaries, transactions among the companies are required to comply with various contractual provisions in our respective debt instruments. The agreements between XM and SIRIUS are intended to permit both companies to share in the benefits of the inter-company arrangements in approximately equal proportion. The terms of the agreements between XM and SIRIUS are intended to be no more favorable to one company or the other than those that could be obtained at the time in an arm’s-length dealing with an unaffiliated firm or person.
Certain operations have not yet been integrated in any significant respect. SIRIUS and XM expect to enter into additional arrangements as they continue to integrate their operations and pursue opportunities to realize cost savings and increase revenues.
From time to time, we continue to evaluate options to further integrate SIRIUS and XM by completing either or both of a merger between XM Holdings and XM or a merger between us and XM Holdings and/or XM.
Competition
We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete with the following providers of radio or other audio services:
Traditional AM/FM Radio
SIRIUS and XM compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.
Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations offer information programming of a local nature, such as local news and sports. By attracting listeners to their stations, traditional AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and by offering free broadcasts they impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.

HD Radio
Many radio stations have begun broadcasting digital signals, which have a clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, nearly 2,000 radio stations are currently broadcasting primary signals with HD Radio technology and broadcasting approximately 1,000 new FM multicast channels (HD2/HD3), and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also aggressively entering Internet radio and wireless internet-based distribution arrangements. Approximately 15 automakers have committed to installing HD Radio equipment as either a factory standard or factory option, including Ford, Volkswagen, BMW, Mercedes-Benz, Kia and Hyundai.
Internet Radio
Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies and online-only providers, including Clear Channel, CBS, and Pandora, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. In addition, there has been wide proliferation of mobile Internet enabled smartphones, many of which have the capability of interfacing with vehicles. These smartphones can typically play recorded or cached content and access live Internet radio via browsers or dedicated applications. Internet based radio products have also been announced for vehicles, although their adoption is currently nascent. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with SIRIUS’ and XM’s Internet offerings and with our home line of products through the use of home stereo media adapters, media-centric PCs, and specialized IP-based audio consoles.
Portable Audio Devices
The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. iPods® are compatible with certain car stereos and various home speaker systems, and certain automakers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. In addition, many emerging artists give away their music for free via blogs and other websites in order to increase live event ticket sales, which are often more profitable to emerging artists than music sales. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced. In addition, many current generation portable audio devices, such as the iPod touch, also contain WiFi connections enabling direct Internet connections for purchasing additional music or streaming music that is not stored on the local device.
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
Traffic News Services
A number of providers also compete with the XM and SIRIUS traffic services. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. The in-dash navigation market in which we primarily compete is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. For instance, the Motorola Droid, Google Nexus One, Palm Pre, and Apple iPhone 3GS all include GPS functionality with turn-by-turn navigation—although these services often require more expensive data plans or other fees.

Government Regulation
As operators of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:
•	the licensing of our satellite systems;
•	preventing interference with or to other users of radio frequencies; and
•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC. The FCC’s order approving the Merger requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding. We believe we comply with those commitments.
In 1997, XM and SIRIUS was each a winning bidder for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. SIRIUS’ FCC licenses for its satellites expire in 2017. XM’s FCC licenses for its satellites expire in 2013 and 2014. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.
SIRIUS has entered into an agreement with Space Systems/Loral to design and construct a sixth satellite. In September 2008, the FCC granted SIRIUS’ application to amend its license to add this satellite to the existing SIRIUS satellite constellation.
In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. Rulemaking on the subject has been initiated by the FCC and is still pending. Many comments have been filed as part of this and related rulemakings. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted XM and SIRIUS special temporary authority (“STA”) to operate their terrestrial repeaters and offer service on a non-harmful interference basis to other wireless services. Following the FCC’s review of whether certain repeaters had been operating at variance to the specifications in their STAs, both XM and SIRIUS entered into consent decrees in 2008 requiring both remedial action and a voluntary contribution to the federal government. We believe the repeaters operated by SIRIUS and XM comply with the consent decrees, the STAs and applicable FCC rules.
We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in most cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. Following the FCC’s review of whether the FM transmitters in certain XM and SIRIUS radios comply with the FCC’s emissions and frequency rules, we entered into consent decrees in 2008 requiring both remedial action and a voluntary contribution to the federal government. We believe our radios that are in production comply with the consent decree and applicable FCC rules.
We are required to obtain export licenses from the United States government to deliver components of our satellite radio systems and related technical data thereto. In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).
Changes in law or regulations relating to communications policy or to matters affecting our services could adversely affect our ability to retain our FCC licenses or the manner in which we operate.
Copyrights to Programming
In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).
Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we may negotiate royalty arrangements with the sound recording copyright owners, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress. In January 2008, the CRB issued a decision regarding the royalty rate payable by SIRIUS and XM under the statutory license covering the performance of sound recordings over their satellite radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Our next rate settling proceeding before the CRB is scheduled to commence in January 2011. Under the terms of the CRB’s decision, we paid a royalty of 6.0%, 6.0% and 6.5% of gross revenues, subject to certain exclusions, for 2007, 2008 and 2009, respectively. Under this decision, we will pay a royalty of 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012.
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
Personnel
As of December 31, 2009, we had 1,514 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees is represented by a labor union, and we believe that our employee relations are good.
Corporate Information
Our executive offices are located at 1221 Avenue of the Americas, 36th floor, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is siriusxm.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed such material with, or furnished it to, the SEC. Siriusxm.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.
XM Holdings and XM also file and furnish annual, quarterly and current reports, and amendments to those reports, pursuant to the Securities Exchange Act of 1934, and those reports may be accessed free of charge through xmradio.com after XM Holdings and XM have electronically filed such material with, or furnished it to, the SEC. Xmradio.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.
Executive Officers of the Registrant
Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	66	Chief Executive Officer
Scott A. Greenstein	50	President and Chief Content Officer
James E. Meyer	55	President, Operations and Sales
Dara F. Altman	51	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	48	Executive Vice President, General Counsel and Secretary
David J. Frear	53	Executive Vice President and Chief Financial Officer

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
Scott A. Greenstein has served as our President and Chief Content Officer since May 2004. Prior to May 2004, Mr. Greenstein was Chief Executive Officer of The Greenstein Group, a media and entertainment consulting firm. From 1999 until 2002, he was Chairman of USA Films, a motion picture production, marketing and distribution company. From 1997 until 1999, Mr. Greenstein was Co-President of October Films, a motion picture production, marketing and distribution company. Prior to joining October Films, Mr. Greenstein was Senior Vice President of Motion Pictures, Music, New Media and Publishing at Miramax Films, and held senior positions at Viacom Inc.
James E. Meyer has served as our President, Operations and Sales since May 2004. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as the Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson’s Senior Vice President of Product Management. Mr. Meyer is a director of ROVI Corporation.
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
Employment Agreements
Mel Karmazin
In June 2009, we amended our employment agreement with Mel Karmazin. The amendment (i) extended the term of his employment agreement through December 31, 2012, (ii) increased his base salary from $1,250,000 per year to $1,500,000 per year beginning on January 1, 2010, and (iii) provided for the grant of an option to purchase 120,000,000 shares of our common stock, at an exercise price of $0.430 per share (the closing price of our common stock on the date of the amendment).
These options vest in equal installments on each of December 31, 2010, December 31, 2011, June 30, 2012 and December 31, 2012. The vesting of these stock options accelerate upon the termination of Mr. Karmazin’s employment by us without cause, by him for good reason, upon his death or disability and in the event of a change of control. These options will generally expire on December 31, 2014; provided that if the parties subsequently agree to extend the term of his employment agreement through December 31, 2013 or later, then the term of these options will automatically extend until the later of (i) December 31, 2015 and (ii) the date that is one year following the date that such new employment agreement expires.

In the event that any payment we make, or benefit we provide, to Mr. Karmazin would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Karmazin the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
Scott A. Greenstein
In July 2009, we entered into a new employment agreement with Scott A. Greenstein to continue to serve as our President and Chief Content Officer through July 27, 2013. The employment agreement provides for an annual base salary of $850,000, with an increase to at least $925,000 on January 1, 2010; at least $1,000,000 on January 1, 2011; at least $1,100,000 on January 1, 2012; and at least $1,250,000 on January 1, 2013. Mr. Greenstein will also be eligible to receive annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.
In connection with the execution of the employment agreement, we granted Mr. Greenstein an option to purchase 27,768,136 shares of our common stock at an exercise price of $0.43 per share (the closing price of our common stock on the date of the employment agreement). These options vest in four equal installments on each of July 26, 2010, July 26, 2011, July 26, 2012 and July 26, 2013. The vesting of these stock options will accelerate upon the termination of Mr. Greenstein’s employment by us without cause, by him for good reason, and upon his death or disability. These options will generally expire on July 27, 2019, subject to earlier termination following Mr. Greenstein’s termination of employment.
If Mr. Greenstein’s employment is terminated without cause or he terminates his employment for good reason, subject to an execution of a release of claims, we are obligated to pay him a lump sum payment equal to his then annual salary and the cash value of the bonus last paid or payable to him in respect of the preceding fiscal year and to continue his health and life insurance benefits for one year.
In the event that any payment we make, or benefit we provide, to Mr. Greenstein would require him to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Mr. Greenstein the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
James E. Meyer
In October 2009, we entered into a new employment agreement with James E. Meyer to continue to serve as our President, Operations and Sales, through May 1, 2013. The employment agreement provides for an initial base salary of $950,000, with specified increases. The employment agreement also provides for a lump sum severance payment in an amount equal to (1) Mr. Meyer’s annual base salary plus, (2) the greater of (x) a bonus equal to 60% of his then annual base salary or (y) the prior year’s bonus actually paid to him (the “Designated Amount”) in the case of certain qualifying terminations. In the event Mr. Meyer elects to retire in April 2011, he will receive two times the Designated Amount generally in lieu of any other payments under the employment agreement. Our obligation to pay the foregoing amounts are subject to Mr. Meyer’s execution of a valid release of claims against us and his compliance with certain restrictive covenants. We have also agreed to indemnify for any excise taxes that may be imposed on him under Section 280G of the Internal Revenue Code.
Upon the expiration of the employment agreement in May 2013 or following his retirement in April 2011, we have agreed to offer Mr. Meyer a one-year consulting agreement for no additional consideration, other than reimbursement of reasonable out-of-pocket expenses associated with the performance of his obligations under the consulting agreement.
In connection with the execution of the employment agreement, we granted Mr. Meyer an option to purchase 25,184,984 shares of our common stock at an exercise price of $0.5752 per share (the closing sale price of our common stock on date of the employment agreement). The option will generally vest in four equal installments on each of October 14, 2010, October 14, 2011, October 14, 2012 and October 14, 2013, subject to earlier acceleration or termination under certain circumstances.
Dara F. Altman
In September 2008, we entered into a three year employment agreement with Dara F. Altman to serve as our Executive Vice President and Chief Administrative Officer. We pay Ms. Altman an annual salary of $446,331, and annual bonuses in an amount determined each year by the Compensation Committee of our board of directors.
If Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, she is entitled to receive a lump sum severance payment, in cash equal to two times the sum of (1) her base salary as in effect immediately prior to the termination date or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting good reason, and (2) the higher of (a) the last annual bonus actually paid to her and (b) 55% of her base salary as in effect immediately prior to the termination date or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting good reason. In the event Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, all options to purchase our common stock, restricted stock units or restricted shares of common stock issued by us to her during the term that are held by her on the termination date shall immediately vest. Any such vested stock options shall expire 90 days following the termination. In addition, in the event Ms. Altman’s employment is terminated without cause or she terminates her employment for good reason, we are also obligated to continue her medical, dental and life insurance benefits for 24 months following her termination.

In the event that any payment we make, or benefit we provide, to Ms. Altman would require her to pay an excise tax under Section 280G of the Internal Revenue Code, we have agreed to pay Ms. Altman the amount of such tax and any additional amount as may be necessary to place her in the exact same financial position that she would have been in if the excise tax was not imposed.
Patrick L. Donnelly
In January 2010, we entered into a new employment agreement with Patrick L. Donnelly to continue to serve as our Executive Vice President, General Counsel and Secretary, through January 13, 2014. The employment agreement provides for an initial base salary of $575,000, with specified increases. If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, we are obligated to pay him a lump sum payment equal to his then annual salary and the cash value of the bonus last paid or payable to him in respect of the preceding fiscal year and to continue his health and life insurance benefits for one year. Our obligations to pay the foregoing amounts are subject to Mr. Donnelly’s execution of a valid release of claims against us and his compliance with certain restrictive covenants. We have also agreed to indemnify Mr. Donnelly for any excise taxes that may be imposed on him under Section 280G of the Internal Revenue Code.
In connection with the execution of the employment agreement, we granted Mr. Donnelly an option to purchase 13,163,495 shares of our common stock at an exercise price of $0.6669 per share (the last sale price of our common stock on the Nasdaq Global Select Market prior to the execution of the employment agreement). The option will generally vest in four equal installments on each of January 14, 2011, January 14, 2012, January 14, 2013 and January 14, 2014, subject to earlier acceleration or termination under certain circumstances.
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
Additional information regarding the compensation for Messrs. Karmazin, Greenstein, Meyer, Donnelly and Frear and Ms. Altman will be included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Form 4s furnished to us during our most recent fiscal year, we know of no director, executive officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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
Our business and our financial condition have been adversely affected by general economic conditions.
The purchase of a satellite radio subscription is discretionary, and we believe that our business and our financial condition have been adversely affected by general economic conditions. In addition, the dramatic slowdown in auto sales negatively impacted our subscriber growth in 2008 and 2009.
Demand for our services is difficult to predict.
We cannot estimate with any certainty whether consumer demand for our services will be sufficient for us to continue to increase the number of subscribers to our services. Our satellite radio services have experienced a decrease in new subscriptions from retail subscribers and most new subscription growth has come from new and used automobiles.
Failure of third parties to perform could adversely affect our business.
Our business depends in part on the efforts of various third parties, including:
•	manufacturers that build and distribute satellite radios;
•	companies that manufacture and sell integrated circuits for satellite radios;
•	programming providers and on-air talent, including Howard Stern;
•	retailers that market and sell satellite radios and promote subscriptions to our services; and
•	vendors that have designed or built, and vendors that support or operate, important elements of our systems, such as our satellites and customer service facilities.
If one or more of these third parties do not perform in a sufficient or timely manner, our business could be adversely affected. In addition, a number of third parties on which we depend have, and may in the future, experience financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.
We design, establish specifications, source or specify parts and components, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.
Programming is an important part of our services, and the costs to renew our programming arrangements may be more than anticipated.
Third-party content is an important part of our satellite radio services, and we compete with many entities for content. We have entered into a number of important content arrangements, including agreements with the National Football League, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with Howard Stern expires in December 2010; our agreement with the NFL expires at the end of the 2010-2011 NFL season; and our agreement with NASCAR expires in December 2011. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.
In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plans.
We employ, or independently contract with, on-air talent who maintain significant loyal audiences in or across various demographic groups. There can be no assurance that this on-air talent will remain with us or that we will be able to retain their respective audiences. If we lose the services of one or more of them, or fail to attract qualified replacement personnel, it could harm our business and future prospects.
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

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Our next rate setting proceeding before the CRB is scheduled to commence in January 2011, and, if negotiations prove unsuccessful, these royalty rates may not remain at their current levels following the proceeding.
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
We are experiencing, and expect to continue to experience, subscriber turnover, or churn. If we are unable to retain our current subscribers, or the costs of retaining subscribers are higher than we expect, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to their satellite radio services. During 2009, we converted approximately 45.4% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle to a self-paying subscription. Over the same period, we have experienced churn of our self-pay subscribers of approximately 2.03% per month.
We cannot predict the amount of churn we will experience over the longer term. Our inability to retain customers who either purchase or lease new vehicles with our services beyond the promotional period, or who purchase or lease a new vehicle that includes a prepaid subscription to our services, and self-pay subscriber churn could adversely affect our financial performance and results of operations.
Our ability to generate advertising revenues is directly affected by general economic conditions, the number of subscribers to our services and the amount of time subscribers spend listening to the talk and entertainment channels or the traffic and weather services. General economic conditions are affecting our ad revenues. Our ability to generate advertising revenues also depends on several factors, including the level and type of penetration of our services, competition for advertising dollars from other media, and changes in the advertising industry and the economy generally. We directly compete for audiences and advertising revenues with traditional AM/FM radio stations and other media, some of which maintain longstanding relationships with advertisers.
We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.
We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and could limit our ability to react to changes in the economy or our industry.
As of December 31, 2009, we had an aggregate principal amount of approximately $3.1 billion of indebtedness. Our substantial indebtedness has important consequences. For example, it:
•	increases our vulnerability to general adverse economic and industry conditions;
•	requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities;
•	limits our ability to borrow additional funds or make capital expenditure;
•	limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry; and
•	may place us at a competitive disadvantage compared to other competitors.
A substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, investments in new technologies and future business opportunities.
The instruments governing our indebtedness contain covenants that, among other things, restrict our ability to incur more debt, pay dividends, make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

Our business might never become profitable.
As of December 31, 2009, we had an accumulated deficit of approximately $10.2 billion. We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on existing debt. As of December 31, 2009, we had total debt of approximately $3.1 billion. If we are unable ultimately to consistently generate sufficient revenues to become profitable, we may not be able to make the required payments on our indebtedness and could ultimately default on our commitments.
Our business depends in large part upon automakers, a number of whom have experienced a sharp decline in sales, have reduced production and are experiencing extreme financial difficulties.
The sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio services. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Economic conditions, particularly the dramatic slowdown in auto sales, negatively impacted subscriber growth for our services in 2008 and 2009.
Our subscription growth is dependent, in large part, on sales and vehicle production by automakers. Automotive sales and production are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers continue to decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other automakers, subscriber growth for our satellite radio services will be adversely impacted.
Rapid technological and industry changes could adversely impact our services.
The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies less competitive in the marketplace.
Consumers could pirate our services.
Individuals who engage in piracy may be able to obtain or rebroadcast our satellite radio service or access the internet transmission of our services without paying the subscription fee. Although we use encryption technologies to mitigate the risk of signal theft, such technologies may not be adequate to prevent theft of the signals. If signal theft becomes widespread, it could harm our business.
Failure of our satellites would significantly damage our business and potential satellite losses may not be covered by insurance.
We operate eight in-orbit satellites, four supporting the SIRIUS service and four supporting the XM service, including two satellites that are used for backup purposes only. The useful lives of these satellites will vary and depend on a number of factors, including:
•	degradation and durability of solar panels;
•	quality of construction;
•	random failure of satellite components, which could result in significant damage to or loss of a satellite;
•	amount of fuel the satellites consume; and
•	damage or destruction by electrostatic storms or collisions with other objects in space.
Three of SIRIUS’ orbiting satellites were launched in 2000; the fourth satellite was launched in 2009. We currently estimate that two of SIRIUS’ initial in-orbit satellites will have a 13-year operational life from the time of launch and the other orbiting SIRIUS satellites will each have a 15-year operational life from the time of launch. SIRIUS’ operating results would be materially adversely affected if the useful life of its satellites is significantly shorter than expected, whether as a result of a satellite failure or technical obsolescence, and SIRIUS does not launch replacement satellites in a timely manner.
Three of the SIRIUS in-orbit satellites have experienced circuit failures on their solar arrays. The circuit failures these satellites have experienced do not affect current operations. Additional circuit failures on the first three SIRIUS satellites could reduce the estimated useful lives of those satellites.

If two or more of the SIRIUS satellites fail in orbit in close proximity in time, the SIRIUS service could be suspended until replacement satellites are launched and placed into service. In such event, SIRIUS’ business would be materially impacted and it could default on its commitments.
SIRIUS has entered into an agreement with Space Systems/Loral to design and construct a new satellite which is expected to be launched in the fourth quarter of 2011. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. SIRIUS’ agreement with Space Systems/Loral does not protect it against the risks inherent in a satellite launch or in-orbit operations.
XM placed its XM-3 and XM-4 satellites into service during the second quarter of 2005 and during the fourth quarter of 2006, respectively. XM’s XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. We estimate that the XM-3 and XM-4 satellites will meet their 15-year predicted useful lives, and that XM-1 and XM-2 satellites’ useful lives will end in 2011. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of XM’s service, and could interrupt the continuation of its service and harm its business. We expect to launch the XM-5 satellite, which will serve as an in-orbit spare for the SIRIUS and XM services, in the third quarter of 2010. In the event of any satellite failure prior to that time, XM would need to rely on its back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow XM to maintain adequate broadcast signal strength through the date on which XM-5 is brought into service, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.
In addition, SIRIUS’ network of terrestrial repeaters communicates with one third-party satellite and XM’s network of terrestrial repeaters communicates with one XM satellite. If the satellites communicating with the SIRIUS or XM repeater network fail unexpectedly, the services would be disrupted for several hours or longer.
In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these future events will have a material adverse effect on our operations or the useful life of our existing in-orbit satellites.
We do not maintain in-orbit insurance policies covering three of the four satellites broadcasting the SIRIUS service. We maintain in-orbit insurance covering our primary satellites broadcasting the XM service, but do not maintain insurance on the XM back-up satellites.
Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites or XM’s in-orbit spare satellites, nor will they cover, and SIRIUS and XM do not have protection against, business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits that may not be sufficient to cover losses.
Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.
An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt the SIRIUS or XM service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of their terrestrial repeater networks. We do have redundant facilities that can be used to assume immediately many of the functions of the broadcast studios and satellite uplink facilities in the event of a catastrophic event.
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
Electromagnetic interference from others could damage our business.
Our satellite radio service may be subject to interference caused by other users of radio frequencies, such as Wireless Communications Service (“WCS”) users. The FCC is seeking comment on proposals by certain WCS licensees for modification of rules regarding their operations in spectrum adjacent to satellite radio, including rule changes to facilitate mobile broadband services in the WCS frequencies. We are participating actively in this proceeding and have opposed the changes requested by WCS licensees out of a concern for their impact on the reception of satellite radio service. We cannot predict the outcome of the FCC proceeding, or the impact on satellite radio reception.

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
The operation of our satellite radio systems is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. We are required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of our satellite radios with those of other licensed satellite radio systems; to coordinate our satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing our services, or that the FCC will not modify its rules and regulations in a manner that would have a material impact on our operations.
The terms of our licenses, the order of the FCC approving the Merger, and the consent decrees we entered into with the FCC require us to meet certain conditions. We have agreed to implement a number of voluntary commitments, including programming, a la carte, minority and public interest, equipment, subscription rates and other service commitments. Non-compliance with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.
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
Changes in consumer protection laws and their enforcement could damage our business.
We engage in extensive marketing efforts to attract and retain subscribers to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including print, television, radio and online advertising; telemarketing efforts; and email solicitations. The United States Federal Trade Commission, the FCC and various states agencies have responsibility for consumer protection and have jurisdiction over components of our consumer marketing efforts.
Consumer protection laws, rules and regulations are extensive and have developed rapidly. Consumer protection laws in certain jurisdictions cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with subscribers and prospective subscribers. We are engaged in considerable efforts to ensure that all our activities comply with federal and state laws, rules and regulations relating to consumer protection. Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers to our services. While we monitor the changes in and interpretations of these laws in consumer-related settlements and decisions, and while we believe that we are in material compliance with applicable laws, there can be no assurances that new laws or regulations will not be enacted or adopted, or preexisting laws or regulations will not be more strictly enforced, which might adversely affect our operations.
The unfavorable outcome of pending or future litigation could have a material adverse effect.
We are parties to several legal proceedings arising out of various aspects of our business. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on our business or financial results.
Our business may be impaired by third-party intellectual property rights.
Development of the XM and SIRIUS systems has depended upon the intellectual property that we have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our satellite radio systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent our intellectual property rights, patents or existing sublicenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm us.

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
Third parties may assert claims or bring suit against us for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate our systems or license our technology; or otherwise adversely affect our ability to successfully develop and market our satellite radio systems.
Liberty Media Corporation has significant influence over our business and affairs and its interests may differ from ours.
Liberty Media Corporation holds preferred stock that is convertible into approximately 40% of the issued and outstanding shares of our common stock. Pursuant to the terms of the preferred stock held by Liberty Media we cannot take certain actions, such as certain issuances of equity or debt securities, without the consent of Liberty Media. Additionally, Liberty Media has the right to designate six members of our fifteen-member board of directors. As a result, Liberty Media has significant influence over our business and affairs. The interests of Liberty Media may differ from our interests. The extent of Liberty Media’s stock ownership in us also may have the effect of discouraging offers to acquire control of us.
Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
We have generated a federal net operating loss carryforward of approximately $8 billion through the year ended December 31, 2009, and we may generate net operating loss carryforwards in future years.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.
If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our long-term financial position and results of operations.
In April 2009, our board of directors adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code. We have agreed to submit this shareholder rights plan to a vote of our stockholders. If our stockholders do not approve this shareholder rights plan prior to June 30, 2010 it will terminate in accordance with its terms.
Our stockholders have approved a reverse stock split, and a reverse stock split could have certain adverse effects.
On September 15, 2009, we received notice from the Nasdaq Stock Market that our common stock had closed below $1.00 per share for 30 consecutive business days and was therefore not in compliance with the Nasdaq Marketplace Rules. We may regain compliance if at any time by March 15, 2010 our common stock closes at or above $1.00 for 10 consecutive business days. The closing price of our common stock on February 23, 2010 was $1.12. However, we cannot assure you that our common stock will close at or above $1.00 for 10 consecutive business days by March 15, 2010.
In December 2008 and May 2009, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of not less than one-for-ten and not more than one-for-fifty. Our board of directors has authority to select an exchange ratio within the approved range at any time prior to June 30, 2010. Our board of directors intends to effect the reverse stock split only if it determines the reverse split to be in the best interests of the company and its stockholders.

A reverse stock split could have certain adverse consequences, including:
•	if the reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.
•	there can be no assurance that the reverse stock split will result in any particular price for our common stock. As a result, the trading liquidity of our common stock may not necessarily improve.
•	the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. Moreover, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.
•	because the number of issued and outstanding shares of common stock would decrease as result of the reverse stock split, the number of authorized but unissued shares of common stock may increase on a relative basis. If we issue additional shares of common stock, the ownership interest of our current stockholders would be diluted, possibly substantially.
•	the proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the stock ownership of a person seeking to effect a change in the composition of the board of directors or contemplating a tender offer or other transaction for the combination of the company with another company.
•	the reverse stock split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.
•	holders of common stock otherwise entitled to a fractional share as a result of the reverse stock split will receive a cash payment in lieu of such fractional share. As a result, the ownership interest in the company of certain small stockholders could be terminated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
New York, NY	Corporate headquarters and studio/production facilities	Lease
New York, NY	Office facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Office facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
New York, NY	Studio/production facilities @ Jazz at Lincoln Center	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facility	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease
We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse and maintenance space. These facilities are not material to our business or operations. We also lease properties in Panama and Ecuador that we use as earth stations to command and control the SIRIUS satellites.
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
Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought, or threatened to bring, actions against SIRIUS and XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3, the SIRIUS S50 and the SIRIUS Stiletto line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief.
XM has settled these claims with the major record companies and a significant number of music publishers. XM is in discussions to settle these claims with certain independent record companies and other music publishers.
Prior to introducing retail sales of devices with advanced recording functionality, SIRIUS entered into agreements with the major recording companies concerning such devices. SIRIUS is in discussions to settle the remaining claims with certain independent record companies and music publishers.
SIRIUS and XM believe that the distribution and use of their products do not violate applicable copyright laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low

Year ended December 31, 2008
First Quarter	$3.89	$2.51
Second Quarter	2.92	1.80
Third Quarter	2.75	0.57
Fourth Quarter	0.69	0.08

Year ended December 31, 2009
First Quarter	$0.43	$0.05
Second Quarter	0.63	0.30
Third Quarter	0.78	0.35
Fourth Quarter	0.69	0.51
On February 23, 2010, the closing sales price of our common stock on the Nasdaq Global Select Market was $1.12 per share. On February 23, 2010, there were approximately 935,000 beneficial holders of our common stock.
We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.
COMPARISON OF CUMULATIVE TOTAL RETURNS
Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor’s Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2004 to December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index and that all dividends were reinvested.

Stockholder Return Performance Table

	Nasdaq
	Telecommunications
	Index	S&P 500 Index	Sirius XM Radio Inc.
December 31, 2004	$100.00	$100.00	$100.00
December 31, 2005	$92.79	$103.00	$87.93
December 31, 2006	$118.55	$117.03	$46.46
December 31, 2007	$129.42	$121.16	$39.76
December 31, 2008	$73.79	$74.53	$1.57
December 31, 2009	$109.39	$92.01	$7.87
Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
(shares in thousands)	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	364,792	$1.44	274,425
Equity compensation plans not approved by security holders	—	—	—

Total	364,792	$1.44	274,425

ITEM 6.	SELECTED FINANCIAL DATA
Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, and with respect to the consolidated balance sheets at December 31, 2009 and 2008, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2006 and 2005, and with respect to the consolidated balance sheets at December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended December 31,
(in thousands, except per share data)	2009	2008(1)	2007	2006	2005
Statements of Operations Data:
Total revenue	$2,472,638	$1,663,992	$922,066	$637,235	$242,245
Net loss	(342,790)	(5,313,288)	(565,252)	(1,104,867)	(862,997)
Net loss per share (basic and diluted)	$(0.15)	$(2.45)	$(0.39)	$(0.79)	$(0.65)
Weighted average common shares outstanding (basic and diluted)	3,585,864	2,169,489	1,462,967	1,402,619	1,325,739

Balance Sheet Data:
Cash and cash equivalents	$383,489	$380,446	$438,820	$393,421	$762,007
Restricted investments	3,400	141,250	53,000	77,850	107,615
Total assets	7,263,528	7,459,736	1,687,231	1,650,147	2,075,519
Long-term debt, net of current portion	3,062,693	2,820,781	1,271,699	1,059,868	1,074,594
Stockholders’ equity (deficit) (2)	37,432	8,537	(792,737)	(389,071)	324,968

(1)	The 2008 results and balances reflect the results and balances of XM Holdings from the date of the Merger and a $4,766,190 goodwill impairment charge.
(2)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)
Executive Summary
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. On July 28, 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, over 125 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone.
Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
As of December 31, 2009, we had 18,772,758 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; certain subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.
Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
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
Unaudited Pro Forma and Actual Information
Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2007. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 50 through 63) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Unaudited Actual and Pro Forma Subscribers and Metrics. The following tables contain our actual and pro forma subscriber and key operating metrics for the three months and three years ended December 31, 2009, 2008 and 2007, respectively:

	Unaudited
	For the Three Months Ended December 31,
	2009	2008	2007
	(Actual)	(Actual)	(Pro Forma)
Beginning subscribers	18,515,730	18,920,911	16,234,070
Gross subscriber additions	1,882,950	1,713,210	2,336,640
Deactivated subscribers	(1,625,922)	(1,630,265)	(1,222,088)

Net additions	257,028	82,945	1,114,552

Ending subscribers	18,772,758	19,003,856	17,348,622

Retail	7,725,750	8,905,087	9,238,715
OEM	10,930,952	9,995,953	8,033,268
Rental	116,056	102,816	76,639

Ending subscribers	18,772,758	19,003,856	17,348,622

Retail	(200,154)	(131,333)	314,908
OEM	442,422	218,249	791,356
Rental	14,760	(3,971)	8,288

Net additions	257,028	82,945	1,114,552

Self-pay	15,703,932	15,549,657	13,873,346
Paid promotional	3,068,826	3,454,199	3,475,276

Ending subscribers	18,772,758	19,003,856	17,348,622

Self-pay	247,182	359,069	822,326
Paid promotional	9,846	(276,124)	292,226

Net additions	257,028	82,945	1,114,552

Daily weighted average number of subscribers	18,576,151	18,910,689	16,629,079

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007
Average self-pay monthly churn (1)(7)	2.0%	1.8%	1.7%
Conversion rate (2)(7)	46.4%	44.2%	51.4%
ARPU (3)(7)	$10.92	$10.65	$10.47
SAC, as adjusted, per gross subscriber addition (4)(7)	$64	$70	$83
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.06	$1.18	$1.30
Total revenue	$683,779	$644,108	$557,515
Free cash flow (6)(7)	$149,547	$25,877	$5,405
Adjusted income (loss) from operations (8)	$115,339	$31,797	$(224,143)
Net loss	$(25,243)	$(248,468)	$(405,041)

Note: See pages 50 through 63 for footnotes.
Subscribers. At December 31, 2009, we had 18,772,758 subscribers, a decrease of 231,098 subscribers, or 1%, from the 19,003,856 subscribers as of December 31, 2008. Net subscriber additions increased 174,083, or 210%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our OEM channel increased 224,173, or 103%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our retail channel decreased 68,821, or 52%, in the three months ended December 31, 2009 compared to 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our upgraded streaming service and the introduction of the U.S. Music Royalty Fee.

We ended the fourth quarter 2008 with 19,003,856 subscribers, an increase of 1,655,234 subscribers, or 10%, from the 17,348,622 subscribers as of December 31, 2007. Net subscriber additions decreased 1,031,607, or 93%, in the three months ended December 31, 2008 compared to 2007. Net additions in our OEM channel decreased 573,107, or 72%, in the three months ended December 31, 2008 compared to 2007. Net subscriber additions in our retail channel decreased 446,241, or 142%, in the three months ended December 31, 2008 compared to 2007. Deactivation rates for self-pay subscriptions in the quarter increased slightly to1.8% per month.
ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, total ARPU was $10.92 and $10.65, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower advertising revenue.
For the three months ended December 31, 2008 and 2007, total ARPU was $10.65 and $10.47, respectively. The increase was driven by the start of our “Best of” package sales and by lower OEM inventories. These factors were partially offset by an increase in the mix of discounted OEM promotional trials, subscriber win-back programs, second subscribers and a decline in net advertising revenue per average subscriber.
SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $64 and $70, respectively. The decrease in SAC was primarily due to lower OEM subsidies, lower chip set costs and lower aftermarket acquisition costs, partially offset by higher aftermarket inventory related charges compared to the three months ended December 31, 2008.
For the three months ended December 31, 2008 and 2007, SAC, as adjusted, per gross subscriber addition was $70 and $83, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics and improved equipment margin.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.06 and $1.18, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
For the three months ended December 31, 2008 and 2007, Customer service and billing expenses, as adjusted, per average subscriber was $1.18 and $1.30, respectively. The decline was primarily due to efficiencies across a larger subscriber base.
Adjusted Income (Loss) from Operations. We refer to net income (loss) before interest and investment income; interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; (gain) loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $115,339 and $31,797, respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 6%, or $39,671, in revenues and a decrease of 7%, or $43,871, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming, partially offset by decreased equipment revenue. The decreases in expenses were primarily driven by lower subscriber acquisition costs, lower customer service and billing expense, savings in programming and content expenses, and lower legal and consulting costs in general and administrative expenses.

For the three months ended December 31, 2008 and 2007, our adjusted income (loss) from operations was $31,797 and ($224,143), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 16%, or $86,593, in revenues and a decrease of 22%, or $169,347, in total expenses included in adjusted income (loss) from operations.

	Unaudited
	For the Years Ended December 31,
	2009	2008	2007
	(Actual)	(Pro Forma)	(Pro Forma)
Beginning subscribers	19,003,856	17,348,622	13,653,107
Gross subscriber additions	6,208,482	7,710,306	8,077,674
Deactivated subscribers	(6,439,580)	(6,055,072)	(4,382,159)

Net additions	(231,098)	1,655,234	3,695,515

Ending subscribers	18,772,758	19,003,856	17,348,622

Retail	7,725,750	8,905,087	9,238,715
OEM	10,930,952	9,995,953	8,033,268
Rental	116,056	102,816	76,639

Ending subscribers	18,772,758	19,003,856	17,348,622

Retail	(1,179,452)	(333,628)	784,135
OEM	935,114	1,962,685	2,863,895
Rental	13,240	26,177	47,485

Net additions	(231,098)	1,655,234	3,695,515

Self-pay	15,703,932	15,549,657	13,873,346
Paid promotional	3,068,826	3,454,199	3,475,276

Ending subscribers	18,772,758	19,003,856	17,348,622

Self-pay	154,275	1,676,311	2,382,480
Paid promotional	(385,373)	(21,077)	1,313,035

Net additions	(231,098)	1,655,234	3,695,515

Daily weighted average number of subscribers	18,529,696	18,373,274	15,342,041

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007
Average self-pay monthly churn (1)(7)	2.0%	1.8%	1.7%
Conversion rate (2)(7)	45.4%	47.5%	50.9%
ARPU (7)(10)	$10.73	$10.56	$10.66
SAC, as adjusted, per gross subscriber addition (7)(11)	$63	$74	$86
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.05	$1.11	$1.18
Total revenue	$2,526,703	$2,436,740	$2,058,608
Free cash flow (7)(13)	$185,319	$(551,771)	$(504,869)
Adjusted income (loss) from operations (14)	$462,539	$(136,298)	$(565,452)
Net loss	$(441,333)	$(902,335)	$(1,247,633)

Note: See pages 50 through 63 for footnotes.
Subscribers. At December 31, 2009, we had 18,772,758 subscribers, a decrease of 231,098 subscribers, or 1%, from the 19,003,856 subscribers as of December 31, 2008. The decrease was principally the result of 385,373 fewer paid promotional trials compared to December 31, 2008 due to the decline in North American auto sales. This decline was partially offset by an increase of 154,275 in self-pay subscribers compared to December 31, 2008. Deactivation rates for self-pay subscriptions in the year increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our upgraded streaming service and the introduction of the U.S. Music Royalty Fee.

We ended 2008 with 19,003,856 subscribers, an increase of 1,655,234, or 10%, from the 17,348,622 subscribers as of December 31, 2007. Net subscriber additions decreased 2,040,281, or 55% during 2008 from 2007. Deactivation rates for self-pay subscriptions in the year increased slightly to 1.8%; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.
ARPU. For the years ended December 31, 2009 and 2008, total ARPU was $10.73 and $10.56, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower advertising revenue.
For the years ended December 31, 2008 and 2007, total ARPU was $10.56 and $10.66, respectively. The decrease was driven by a change in the mix of discounted OEM promotional subscriptions, subscriber win-back programs, second subscribers and a decline in net advertising revenue per average subscriber.
SAC, As Adjusted, Per Gross Subscriber Addition. For the years ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $63 and $74, respectively. The decrease was primarily driven by lower OEM subsidies, fewer OEM installations relative to gross subscriber additions and lower aftermarket inventory charges in the year ended December 31, 2009 compared to 2008.
For the years ended December 31, 2008 and 2007, SAC, as adjusted, per gross subscriber addition was $74 and $86, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics and improved equipment margin.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the years ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.05 and $1.11, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
For the years ended December 31, 2008 and 2007, Customer service and billing expenses, as adjusted, per average subscriber was $1.11 and $1.18, respectively. The decline was primarily due to efficiencies across a larger subscriber base.
Adjusted Income (Loss) from Operations. For the years ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $462,539 and ($136,298), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 4%, or $89,963, in revenues and a decrease of 20%, or $508,874, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming, partially offset by decreased by equipment revenue. The decreases in expenses were primarily driven by lower subscriber acquisition costs, lower sales and marketing discretionary spend, savings in programming and content expenses, and lower legal and consulting costs in general and administrative expenses.
For the years ended December 31, 2008 and 2007, our adjusted income (loss) from operations was ($136,298) and ($565,452), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 18%, or $378,132, in revenues and a decrease of 2%, or $51,022, in total expenses included in adjusted income (loss) from operations.

Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2007. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger, or the goodwill impairment charge taken during 2008. See footnote 8 (pages 51 to 52) and footnote 14 (page 57) for a reconciliation of net income (loss) to adjusted income (loss) from operations.

	Unaudited Pro Forma
	For the Three Months Ended December 31,
(in thousands)	2009	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$593,841	$588,622	$501,595
Advertising revenue, net of agency fees	14,467	15,776	20,571
Equipment revenue	19,008	30,712	25,133
Other revenue	56,463	8,998	10,216

Total revenue	683,779	644,108	557,515

Operating expenses:
Satellite and transmission	25,094	22,851	23,697
Programming and content	92,857	105,215	109,076
Revenue share and royalties	124,527	122,711	163,541
Customer service and billing	58,887	67,036	65,006
Cost of equipment	12,200	18,084	37,334
Sales and marketing	80,161	81,712	123,711
Subscriber acquisition costs	127,588	132,731	180,767
General and administrative	39,108	51,591	64,223
Engineering, design and development	8,018	10,380	14,303
Depreciation and amortization	57,549	49,519	75,045
Restructuring, impairments and related costs	2,640	2,977	—
Share-based payment expense	7,480	24,945	52,897

Total operating expenses	636,109	689,752	909,600

Income (loss) from operations	47,670	(45,644)	(352,085)
Other expense	(70,276)	(202,649)	(52,055)

Loss before income taxes	(22,606)	(248,293)	(404,140)
Income tax expense	(2,637)	(175)	(901)

Net loss	$(25,243)	$(248,468)	$(405,041)

Highlights for the Three Months Ended December 31, 2009. Our revenue grew 6%, or $39,671, in the three months ended December 31, 2009 compared to 2008. Subscriber revenue increased 1%, or $5,219, in the three months ended December 31, 2009 compared to 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the price increases to our multi-subscription and internet packages. Advertising revenue decreased 8%, or $1,309, in the three months ended December 31, 2009 compared to 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 38%, or $11,704, in the three months ended December 31, 2009 compared to 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel and lower product royalties. Other revenue increased 528%, or $47,465, in the three months ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 7%, or $43,871, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $115,339 in the three months ended December 31, 2009 compared to $31,797 in 2008.
Satellite and transmission costs increased 10%, or $2,243, in the three months ended December 31, 2009 compared to 2008 due to non-cash repeater lease charges and an increase in in-orbit insurance expense, partially offset by reductions in repeater maintenance costs and personnel costs. Programming and content costs decreased 12%, or $12,358, in the three months ended December 31, 2009 compared to 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties increased 1%, or $1,816, in the three months ended December 31, 2009 compared to 2008 primarily due to an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 12%, or $8,149, in the three months ended December 31, 2009 compared to 2008 primarily due to decreases in personnel costs and customer call center expenses. Cost of equipment decreased 33%, or $5,884, in the three months ended December 31, 2009 compared to 2008 as a result of a decrease in our direct to customer sales and lower inventory write-downs.

Sales and marketing costs decreased 2%, or $1,551, in the three months ended December 31, 2009 compared to 2008 due to reduced personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 4%, or $5,143, in the three months ended December 31, 2009 compared to 2008. This improvement was driven by lower OEM subsidies, improved chip set costs and lower aftermarket acquisition costs, partially offset by higher aftermarket inventory related charges.
General and administrative costs decreased 24%, or $12,483, in the three months ended December 31, 2009 compared to 2008 mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 23%, or $2,362, in the three months ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs decreased 11%, or $337, in the three months ended December 31, 2009 compared to 2008 mainly due to fewer restructuring charges associated with the Merger.
Other expenses decreased 65%, or $132,373, in the three months ended December 31, 2009 compared to 2008 driven mainly by a decrease in loss on extinguishment of debt and credit facilities of $94,324 and a decrease of $28,892 in loss on investments.
Highlights for the Three Months Ended December 31, 2008. Our revenue grew 16%, or by $86,593, in the three months ended December 31, 2008 compared to 2007. The increase in subscriber revenue was driven primarily by a 14% growth in average subscribers. Advertising revenue decreased 23%, or $4,795, in the three months ended December 31, 2008 compared to 2007. The decrease in advertising revenue was driven by reduced spending by advertisers. Equipment revenue increased 22%, or $5,579, in the three months ended December 31, 2008 compared to 2007. The increase in equipment revenue was driven by increased sales through our direct to consumer distribution channel at higher average prices. Other revenue decreased 12%, or $1,218, in the three months ended December 31, 2008 compared to 2007. The decrease in other revenue was driven mainly by decreased content license fees. The overall increase in revenue was accompanied by lower operating costs, as described below, resulting in a significantly improved adjusted income (loss) from operations of $31,797 compared to ($224,143) in the fourth quarter of 2007. Total operating expenses, excluding goodwill impairment, restructuring, depreciation and share-based payment expense, decreased by 22%, or $169,347, in the quarter.
Satellite and transmission costs decreased 4%, or $846, in the three months ended December 31, 2008 compared to 2007 primarily due to reductions in repeater maintenance costs and personnel costs. Programming and content costs decreased 4%, or $3,861, in the three months ended December 31, 2008 compared to 2007 as a result of Merger related savings. Revenue share and royalties, representing approximately 19% and 29% of revenue during 2008 and 2007 respectively, decreased by 25%, or $40,830, over the prior year’s quarter. The prior period included a charge of $52,440 resulting from the decision in January 2008 of the Copyright Royalty Board to increase royalties to the music industry commencing January 1, 2007. Adjusting for the royalty accrual in the fourth quarter of 2007, revenue share and royalties increased 10%, or $11,610, from the fourth quarter of 2007. Customer service and billing costs increased 3%, or $2,030, from the prior year’s quarter, reflecting higher subscriber totals and improved scale efficiencies. Cost of equipment decreased 52%, or $19,250, in the three months ended December 31, 2008 compared to 2007 as a result of lower product costs.
Sales and marketing cost decreased 34%, or $41,999, in the three months ended December 31, 2008 compared to 2007 due to reduced advertising and cooperative marketing spend and Merger related savings, partially offset by higher customer retention spending. Subscriber acquisition costs decreased 27%, or $48,036, in the three months ended December 31, 2008 compared to 2007. This improvement was primarily driven by 27% lower gross additions in the fourth quarter of 2008.
General and administrative costs decreased 20%, or $12,632, in the three months ended December 31, 2008 compared to 2007, reflecting lower Merger costs and savings from the integration of administrative functions. Engineering, design and development costs decreased 27%, or $3,923, in the three months ended December 31, 2008 compared to 2007 due to lower product development costs and Merger savings.
Restructuring, impairments and related costs increased $2,977 in the three months ended December 31, 2008 compared to 2007 due to restructuring charges associated with the Merger.

Other expenses increased by $150,594 or 289% as compared to prior year’s quarter as a result of higher interest expense and loss from redemption of debt during 2008.

	Unaudited Pro Forma
	For the Years Ended December 31,
(in thousands)	2009	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$2,334,317	$2,258,322	$1,888,709
Advertising revenue, net of agency fees	51,754	69,933	73,340
Equipment revenue	50,352	69,398	57,614
Other revenue	90,280	39,087	38,945

Total revenue	2,526,703	2,436,740	2,058,608

Operating expenses:
Satellite and transmission	82,170	99,185	101,721
Programming and content	370,470	446,638	401,461
Revenue share and royalties	486,990	477,962	403,059
Customer service and billing	232,405	244,195	217,402
Cost of equipment	40,188	66,104	97,820
Sales and marketing	232,199	342,296	413,084
Subscriber acquisition costs	401,670	577,126	654,775
General and administrative	181,920	267,032	271,831
Engineering, design and development	36,152	52,500	62,907
Depreciation and amortization	203,145	245,571	293,976
Restructuring, impairments and related costs	32,807	10,434	—
Share-based payment expense	78,782	124,619	165,099

Total operating expenses	2,378,898	2,953,662	3,083,135

Income (loss) from operations	147,805	(516,922)	(1,024,527)
Other expense	(583,157)	(381,425)	(221,610)

Loss before income taxes	(435,352)	(898,347)	(1,246,137)
Income tax expense	(5,981)	(3,988)	(1,496)

Net loss	$(441,333)	$(902,335)	$(1,247,633)

Highlights for the Year Ended December 31, 2009. Our revenue grew 4%, or $89,963, in the year ended December 31, 2009 compared to 2008. Subscriber revenue grew 3%, or $75,995, in the year ended December 31, 2009 compared to 2008. Advertising revenue decreased 26%, or $18,179, in the year ended December 31, 2009 compared to 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 27%, or $19,046, in the year ended December 31, 2009 compared to 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel and lower product and component sales offset by higher product royalties. Other revenue increased 131%, or $51,193, in the year ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 20%, or $508,874, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $462,539 in the year ended December 31, 2009 compared to ($136,298) in 2008.
Satellite and transmission costs decreased 17%, or $17,015, in the year ended December 31, 2009 compared to 2008 due to reductions in repeater maintenance costs, non-cash repeater lease charges and personnel costs. Programming and content costs decreased 17%, or $76,168, in the year ended December 31, 2009 compared to 2008, due mainly to a $27,500 one-time payment recognized in 2008 to a programming provider upon completion of the Merger, reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties increased 2%, or $9,028, in the year ended December 31, 2009 compared to 2008. Customer service and billing costs decreased 5%, or $11,790, in the year ended December 31, 2009 compared to 2008 due to scale efficiencies. Cost of equipment decreased 39%, or $25,916, in the year ended December 31, 2009 compared to 2008 as a result of a decrease in direct to customer sales, lower inventory write-downs and lower product and component sales.
Sales and marketing costs decreased 32%, or $110,097, in the year ended December 31, 2009 compared to 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 30%, or $175,456, in the year ended December 31, 2009 compared to 2008. This improvement was driven by fewer OEM installations relative to gross subscriber additions, improved OEM subsidies and chip set cost, decreased production of certain radios and lower aftermarket inventory reserves as compared to 2008. Subscriber acquisition costs also decreased as a result of the 19% decline in gross additions during the year ended December 31, 2009 compared to 2008.

General and administrative costs decreased 32%, or $85,112, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 31%, or $16,348, in the year ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs increased 214%, or $22,373, mainly due to a loss of $24,196 on capitalized installment payments for the launch of a satellite, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, offset partially by a decrease in personnel related restructuring costs.
Other expenses increased 53%, or $201,732, in the year ended December 31, 2009 compared to 2008 driven mainly by the increase in loss on extinguishment of debt and credit facilities of $169,443 and an increase in interest expense of $88,787, partially offset by a decrease of $45,448 in loss on investments. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of SIRIUS’ Credit Agreement with Liberty Media and XM’s Amended and Restated Credit Agreement and termination of XM’s Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of XM’s 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008.
Highlights for the Year Ended December 31, 2008. Our revenue grew 18%, or by $378,132, in the year ended December 31, 2008. Subscriber revenue grew 20%, or $369,613, in the year ended December 31, 2008 compared to 2007. Advertising revenue decreased 5%, or $3,407, in the year ended December 31, 2008 compared to 2007. The decrease in advertising revenue was driven by the economic environment. Equipment revenue increased 20%, or $11,784, in the year ended December 31, 2008 compared to 2007. The increase in equipment revenue was driven by higher product royalties and increased sales through our direct to consumer distribution channel at higher average prices. Other revenue increased $142 in the year ended December 31, 2008 compared to 2007. This revenue growth was driven by our 20% growth in average subscribers. This increase, combined with lower fixed costs, particularly in the fourth quarter, resulted in improved adjusted loss from operations of ($136,298) in 2008 versus ($565,452) in 2007, as increases in our variable costs were more than offset by decreases in other operating expenses. Total operating expenses, excluding restructuring, depreciation and share-based payment expense and a $27,500 one-time Merger related payment to a programming provider, decreased by 3%, or $78,522, during 2008.
Satellite and transmission costs decreased 2%, or $2,536, in the year ended December 31, 2008 compared to 2007 due to reductions in repeater maintenance costs and personnel costs. Programming and content costs increased 11%, or $45,177, in the year ended December 31, 2008 compared to 2007, primarily due to a one-time payment to a programming provider of $27,500 due upon completion of the Merger. Excluding this one-time payment, programming costs increased by 4%, or $17,677. Revenue share and royalties increased by 19%, or $74,903, in the year ended December 31, 2008 compared to 2007, maintaining a flat percentage of revenue of approximately 20% in 2008 and 2007. Customer service and billing costs increased 12%, or $26,793, in the year ended December 31, 2008 compared to 2007 due to a larger subscriber base, mitigated by scale efficiencies. Cost of equipment decreased by 32%, or $31,716, in the year ended December 31, 2008 compared to 2007 as a result of lower product costs.
Sales and marketing costs decreased 17%, or $70,788, in the year ended December 31, 2008 compared to 2007 due to reduced advertising and cooperative marketing spend, offset in part by higher customer retention spending. Subscriber acquisition costs declined nearly 12%, or $77,649, in the year ended December 31, 2008 compared to 2007. This improvement was primarily driven by a 14% improvement in SAC, as adjusted, per gross addition due to improved product economics and lower retail and OEM subsidies. Subscriber acquisition costs also declined as a result of the 5% decline in gross additions during 2008.
General and administrative costs decreased 2%, or $4,799, in the year ended December 31, 2008 compared to 2007, reflecting lower one-time costs in connection with the Merger and early integration savings in 2008. Engineering, design and development costs decreased 17%, or $10,407, in the year ended December 31, 2008 compared to 2007 due to fewer OEM platform launches and lower product development costs.
Restructuring, impairments and related costs increased $10,434, in the year ended December 31, 2008 compared to 2007 due to restructuring charges associated with the Merger.
Other expenses increased by $159,815 or 72%, in the year ended December 31, 2008 compared to 2007 as a result of higher interest expense and loss from redemption of debt during 2008.
Unaudited Actual Information
Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 50 through 63) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.

The discussion of our results of operations for the three months and three years ended December 31, 2009, 2008, and 2007 includes the financial results of XM from the date of the Merger. The inclusion of these results may render direct comparisons with results for prior periods less meaningful. Accordingly, the discussion below addresses trends we believe are significant.
Unaudited Actual Subscribers and Metrics. The following tables contain our actual subscribers and key operating metrics for the three months and three years ended December 31, 2009, 2008 and 2007:

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Beginning subscribers	18,515,730	18,920,911	7,667,476
Gross subscriber additions	1,882,950	1,713,210	1,194,014
Deactivated subscribers	(1,625,922)	(1,630,265)	(539,705)

Net additions	257,028	82,945	654,309

Ending subscribers	18,772,758	19,003,856	8,321,785

Retail	7,725,750	8,905,087	4,640,710
OEM	10,930,952	9,995,953	3,665,631
Rental	116,056	102,816	15,444

Ending subscribers	18,772,758	19,003,856	8,321,785

Retail	(200,154)	(131,333)	211,962
OEM	442,422	218,249	444,244
Rental	14,760	(3,971)	(1,897)

Net additions	257,028	82,945	654,309

Self-pay	15,703,932	15,549,657	5,685,064
Paid promotional	3,068,826	3,454,199	2,636,721

Ending subscribers	18,772,758	19,003,856	8,321,785

Self-pay	247,182	359,069	423,794
Paid promotional	9,846	(276,124)	230,515

Net additions	257,028	82,945	654,309

Daily weighted average number of subscribers	18,576,151	18,910,689	7,878,574

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Average self-pay monthly churn (1)(7)	2.0%	1.8%	1.7%
Conversion rate (2)(7)	46.4%	44.2%	47.4%
ARPU (7)(16)	$10.81	$10.30	$10.05
SAC, as adjusted, per gross subscriber addition (7)(17)	$55	$59	$87
Customer service and billing expenses, as adjusted, per average subscriber (7)(18)	$1.06	$1.18	$1.23
Total revenue	$676,173	$622,183	$249,816
Free cash flow (7)(19)	$149,547	$25,877	$75,921
Adjusted income (loss) from operations (20)	$170,566	$72,155	$(107,220)
Net loss	$14,167	$(245,844)	$(166,223)

Note:	See pages 50 through 63 for footnotes.

Subscribers. At December 31, 2009, we had 18,772,758 subscribers, a decrease of 231,098 subscribers, or 1%, from the 19,003,856 subscribers as of December 31, 2008. Net subscriber additions increased 174,083, or 210%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our OEM channel increased 224,173, or 103%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our retail channel decreased 68,821, or 52%, in the three months ended December 31, 2009 compared to 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.
We ended the fourth quarter of 2008 with 19,003,856 subscribers, an increase of 10,682,071 subscribers, or 128%. The increase was primarily a result of the additional subscribers acquired in the Merger. Net subscriber additions decreased 571,364, or 87%, in the three months ended December 31, 2008 compared to 2007. Net subscriber additions in our OEM channel decreased 225,995, or 51%, in the three months ended December 31, 2008 compared to 2007. Net subscriber additions in our retail channel decreased 343,295, or 162%, in the three months ended December 31, 2008 compared to 2007. Deactivations include the results of XM in the quarter. Deactivations for self-pay subscriptions increased slightly to 1.8% per month; non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.
ARPU. For the three months ended December 31, 2009 and 2008, total ARPU was $10.81 and $10.30, respectively. The increase was driven by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
For the three months ended December 31, 2008 and 2007, total ARPU was $10.30 and $10.05, respectively. The increase was driven by the start of our “Best of” package sales and by a lower mix of prepaid subscriptions from automakers in vehicles which have not sold through to customers. These factors were partially offset by an increase in the mix of discounted OEM promotional trials, subscriber win-back programs, second subscribers, the effect of purchase price accounting adjustments and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.
We expect ARPU to fluctuate based on promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
SAC, As Adjusted, Per Gross Subscriber Addition. For the three months ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $55 and $59, respectively. The decrease in SAC was primarily due to lower OEM subsidies, lower chip set costs and lower aftermarket acquisition costs, partially offset by higher aftermarket inventory related charges compared to the three months ended December 31, 2008.
For the three months ended December 31, 2008 and 2007, SAC, as adjusted, per gross subscriber addition was $59 and $87, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics, the effect of purchase price accounting adjustments and improved equipment margins.
We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will be impacted by our increasing mix of OEM additions and the effects of purchase price accounting adjustments.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the three months ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.06 and $1.18, respectively.
For the three months ended December 31, 2008 and 2007, Customer service and billing expenses, as adjusted, per average subscriber decreased $1.18 and $1.23, respectively. The decline was primarily due to efficiencies across a larger subscriber base.
We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.
Adjusted Income (Loss) from Operations. For the three months ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $170,566 and $72,155, respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 9%, or $53,990, in revenues and a decrease of 8%, or $44,421, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower subscriber acquisition costs, savings in programming and content expenses, lower customer service and billing expenses and lower legal and consulting costs in general and administrative expenses.

For the three months ended December 31, 2008 and 2007, our adjusted income (loss) from operations was $72,155 and ($107,220), respectively. Adjusted income (loss) from operations was favorably impacted by the $372,367 increase in revenues, partially offset by the $192,992 increase in expenses included in adjusted income (loss) from operations, both of which were favorably impacted by the inclusion of the operating results of XM in the amount of $60,371.

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Beginning subscribers	19,003,856	8,321,785	6,024,555
Gross subscriber additions	6,208,482	14,954,112	4,183,901
Deactivated subscribers	(6,439,580)	(4,272,041)	(1,886,671)

Net additions	(231,098)	10,682,071	2,297,230

Ending subscribers	18,772,758	19,003,856	8,321,785

Retail	7,725,750	8,905,087	4,640,710
OEM	10,930,952	9,995,953	3,665,631
Rental	116,056	102,816	15,444

Ending subscribers	18,772,758	19,003,856	8,321,785

Retail	(1,179,452)	4,264,378	598,884
OEM	935,114	6,330,321	1,706,622
Rental	13,240	87,372	(8,276)

Net additions	(231,098)	10,682,071	2,297,230

Self-pay	15,703,932	15,549,657	5,685,064
Paid promotional	3,068,826	3,454,199	2,636,721

Ending subscribers	18,772,758	19,003,856	8,321,785

Self-pay	154,275	9,864,593	1,262,222
Paid promotional	(385,373)	817,478	1,035,008

Net additions	(231,098)	10,682,071	2,297,230

Daily weighted average number of subscribers	18,529,696	13,378,035	7,082,927

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Average self-pay monthly churn (1)(7)	2.0%	1.8%	1.6%
Conversion rate (2)(7)	45.4%	47.5%	47.5%
ARPU (7)(21)	$10.52	$9.94	$10.46
SAC, as adjusted, per gross subscriber addition (7)(22)	$53	$69	$98
Customer service and billing expenses, as adjusted, per average subscriber (7)(23)	$1.05	$1.02	$1.10
Total revenue	$2,472,638	$1,663,992	$922,066
Free cash flow (7)(24)	$185,319	$(244,467)	$(218,624)
Adjusted income (loss) from operations (25)	$644,564	$31,032	$(327,410)
Net loss	$(342,790)	$(5,313,288)	$(565,252)

Note:	See pages 50 through 63 for footnotes.
Subscribers. At December 31, 2009, we had 18,772,758 subscribers, a decrease of 231,098 subscribers, or 1%, from the 19,003,856 subscribers as of December 31, 2008. The decrease was principally the result of 385,373 fewer paid promotional trials due to the decline in North American auto sales. This decline was partially offset by an increase of 154,275 in self-pay subscribers compared to December 31, 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.

We ended 2008 with 19,003,856 subscribers, an increase of 128% from the 8,321,785 subscribers as of December 31, 2007. The increase was a result of the 9,716,070 subscribers acquired in the Merger. Gross additions in our OEM channel continued to grow as automakers continued to increase the portion of their production which incorporates satellite radio. The growth in OEM gross additions was offset by declines in retail gross additions. Deactivations include the results of XM from the date of the Merger. The deactivation rate for self-pay subscriptions increased slightly to 1.8% while the conversion rate for subscribers in paid promotional trial periods stayed constant.
ARPU. For the years ended December 31, 2009 and 2008, total ARPU was $10.52 and $9.94, respectively. The increase was driven by the revenues earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
For the years ended December 31, 2008 and 2007, total ARPU was $9.94 and $10.46, respectively. The decrease was driven by an increase in the mix of discounted OEM promotional trials, subscriber win-back programs, second subscribers, the effect of purchase price accounting adjustments and a decline in net advertising revenue per average subscriber as subscriber growth exceeded the growth in ad revenues.
We expect ARPU to fluctuate based on promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
SAC, As Adjusted, Per Gross Subscriber Addition. For the years ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $53 and $69, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies, decreased production of certain radios, lower aftermarket inventory reserves and improved equipment margins in the year ended December 31, 2009 compared to 2008.
For the years ended December 31, 2008 and 2007, SAC, as adjusted, per gross subscriber addition was $69 and $98, respectively. The decrease was primarily driven by lower retail and OEM subsidies due to better product economics, the effect of purchase price accounting adjustments and improved equipment margins.
We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of SIRIUS and XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will be impacted by our increasing mix of OEM additions and the effects of purchase price accounting adjustments.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the years ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per average subscriber was $1.05 and $1.02, respectively. The increase was primarily due to the inclusion of XM, which had historically experienced higher customer service and billing expenses.
For the years ended December 31, 2008 and 2007, Customer service and billing expenses, as adjusted, per average subscriber was $1.02 and $1.10, respectively. The decline was primarily due to efficiencies across a larger subscriber base.
We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.
Adjusted Income (Loss) from Operations. For the years ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $644,564 and $31,032, respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 49%, or $808,646, in revenues, partially offset by the increase of 12%, or $195,114, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to the inclusion of XM for a full year, an increase in weighted average subscribers, increased rates on multi-subscription packages, revenues earned on internet packages, the introduction of the U.S. Music Royalty Fee and the sale of “Best of” programming. The increases in expenses were primarily driven by the inclusion of XM for a full year.
For the years ended December 31, 2008 and 2007, our adjusted income (loss) from operations was $31,032 and ($327,410), respectively. Adjusted income (loss) from operations was favorably impacted by the $741,926 increase in revenues, partially offset by the $383,484 increase in expenses included in adjusted income (loss) from operations, both of which were favorably impacted by the inclusion of the operating results of XM in the amount of $82,863.

Unaudited Actual Results of Operations. Set forth below are our actual results of operations for the three months ended December 31, 2009, 2008 and 2007. See footnote 20 (pages 61 to 62) for a reconciliation of net income (loss) to adjusted income (loss) from operations for the three months ended December 31, 2009, 2008 and 2007. See footnote 25 (page 63) for a reconciliation of net income (loss) to adjusted income (loss) from operations for the three years ended December 31, 2009, 2008 and 2007.

	Unaudited
	For the Three Months Ended December 31,
(in thousands)	2009	2008	2007
Revenue:
Subscriber revenue, including effects of rebates	$588,048	$568,523	$227,658
Advertising revenue, net of agency fees	14,467	15,776	9,770
Equipment revenue	19,008	30,712	12,065
Other revenue	54,650	7,172	323

Total revenue	676,173	622,183	249,816

Operating expenses (1):
Satellite and transmission	24,597	24,481	5,175
Programming and content	77,297	89,214	62,735
Revenue share and royalties	100,355	103,217	56,762
Customer service and billing	58,887	67,818	29,288
Cost of equipment	12,200	18,084	15,886
Sales and marketing	76,308	80,699	56,866
Subscriber acquisition costs	109,733	113,512	100,062
General and administrative	44,601	64,586	37,212
Engineering, design and development	8,056	12,404	7,946
Impairment of goodwill	—	15,331	—
Depreciation and amortization	77,826	82,958	27,638
Restructuring, impairments and related costs	2,640	2,977	—

Total operating expenses	592,500	675,281	399,570

Income (loss) from operations	83,673	(53,098)	(149,754)
Other income (expense):
Interest and investment income	1,043	(90)	4,171
Interest expense, net of amounts capitalized	(66,358)	(61,196)	(19,887)
Loss on extinguishment of debt and credit facilities, net	(3,879)	(98,203)	—
Gain (loss) on investments	1,474	(27,418)	—
Other income (expense)	851	(5,664)	17

Total other income (expense)	(66,869)	(192,571)	(15,699)

Income (loss) before income taxes	16,804	(245,669)	(165,453)
Income tax expense	(2,637)	(175)	(770)

Net income (loss)	$14,167	$(245,844)	$(166,223)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$(276)	$1,349	$364
Programming and content	1,646	4,672	2,786
Customer service and billing	—	783	165
Sales and marketing	(474)	2,165	539
Subscriber acquisition costs	—	—	156
General and administrative	5,493	12,995	10,261
Engineering, design and development	38	2,023	625

Total share-based payment expense	$6,427	$23,987	$14,896

Highlights for the Three Months Ended December 31, 2009. Our revenue grew 9%, or $53,990, in the three months ended December 31, 2009 compared to 2008. Subscriber revenue increased 3%, or $19,525, in the three months ended December 31, 2009 compared to 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the rate increases to our multi-subscription and internet packages. Advertising revenue decreased 8%, or $1,309, in the three months ended December 31, 2009 compared to 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 38%, or $11,704, in the three months ended December 31, 2009 compared to 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel and lower product royalties. Other revenue increased 662%, or $47,478, in the three months ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 8%, or $44,421, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $170,566 in the three months ended December 31, 2009 compared to $72,155 in 2008.

Satellite and transmission costs increased slightly in the three months ended December 31, 2009 compared to 2008 due to non-cash repeater lease charges and an increase in in-orbit insurance expense, partially offset by reductions in repeater maintenance costs and personnel costs. Programming and content costs decreased 13%, or $11,917, in the three months ended December 31, 2009 compared to 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased 3%, or $2,862, in the three months ended December 31, 2009 compared to 2008 primarily due to the impact of purchase accounting adjustments partially offset by increases to revenues and an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 13%, or $8,931, in the three months ended December 31, 2009 compared to 2008 primarily due to decreases in personnel costs and customer call center expenses. Cost of equipment decreased 33%, or $5,884, in the three months ended December 31, 2009 compared to 2008 as a result of a decrease in our direct to customer sales and lower inventory write-downs.
Sales and marketing costs decreased $4,391, or 5%, in the three months ended December 31, 2009 compared to 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 3%, or $3,779, in the three months ended December 31, 2009 compared to 2008. The decrease was primarily due to lower OEM subsidies, improved chip set costs and lower aftermarket acquisition costs, partially offset by higher aftermarket inventory related charges.
General and administrative costs decreased 31%, or $19,985, in the three months ended December 31, 2009 compared to 2008 mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 35%, or $4,348, in the three months ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs decreased 11%, or $337, in the three months ended December 31, 2009 compared to 2008 mainly due to fewer restructuring charges associated with the Merger.
Other expenses decreased 65%, or $125,702, in the three months ended December 31, 2009 compared to 2008 driven mainly by a decrease in loss on extinguishment of debt and credit facilities of $94,324 and a decrease of $28,892 in loss on investments, partially offset by an increase in interest expense of $5,162.
Highlights for the Three Months Ended December 31, 2008. Our revenue grew 149%, or by $372,367, in the three months ended December 31, 2008 compared to 2007. The inclusion of XM’s results for the fourth quarter of 2008 drove $315,551 of the increase. Adjusted income (loss) from operations was $72,155 in the fourth quarter of 2008 quarter compared to ($107,220) in the fourth quarter of 2007. Total operating expenses, excluding goodwill impairment, restructuring, depreciation and share-based payment expense, increased by 54%, or $192,992, in the quarter. $262,908 of the increase was attributable to the Merger.
Satellite and transmission costs increased by 373%, or $19,306, in the three months ended December 31, 2008 compared to 2007 due to the inclusion of XM’s satellite and transmission costs for the fourth quarter of 2008. Programming and content costs increased by 42%, or $26,479, in the three months ended December 31, 2008 compared to 2007, as a result of the inclusion of XM’s programming costs for the fourth quarter of 2008. Revenue share and royalties increased by 82%, or $46,455, in the three months ended December 31, 2008 compared to 2007, as a result of the inclusion of XM’s revenue share and royalties costs. Customer service and billing costs increased 132%, or $38,530, in the three months ended December 31, 2008 compared to 2007. $36,002 of the increase was attributable to the Merger.
Sales and marketing cost increased 42%, or $23,833, in the three months ended December 31, 2008 compared to 2007. The increase was attributable to the merger, partially offset by reduced advertising and cooperative marketing spend. Subscriber acquisition costs increased 13%, or $13,450, over the prior year’s quarter, of which, $37,343 was attributable to the Merger, partially offset by improved product economics and lower retail and OEM subsidies.
General and administrative costs increased 74%, or $27,374, over the prior year’s quarter, $24,006 of which was attributable to the Merger. Engineering, design and development costs increased 56%, or $4,458. The Merger drove $6,467 of the increase. The offsetting decrease was due lower product development costs and savings at SIRIUS as result of the Merger.
Restructuring, impairments and related costs increased $2,977 in the three months ended December 31, 2008 compared to 2007 due to restructuring charges associated with the Merger.

Other expenses increased 1,127%, or $176,872, in the three months ended December 31, 2008 compared to 2007 driven mainly by an increase in loss on extinguishment of debt and credit facilities of $98,203, an increase in interest expense of $41,309, and an increase of $27,418 in loss on investments due to the inclusion of XM’s expenses attributable to the Merger.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008 and Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 — Actual
Total Revenue
Subscriber Revenue. Subscriber revenue includes subscription fees, activation and other fees and the effects of rebates.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber revenue was $2,287,503 and $1,548,919, respectively, an increase of 48%, or $738,584. The Merger was responsible for approximately $670,870 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming, increased internet and multi-subscription rates and higher average subscribers.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber revenue was $1,548,919 and $854,933, respectively, an increase of 81%, or $693,986. The Merger was responsible for approximately $472,457 of the increase and the remaining increase was primarily attributable to the growth of subscribers to our services.
The following table contains a breakdown of our subscriber revenue for the periods presented:

	For the Years Ended December 31,
	2009	2008	2007
Subscription fees	$2,266,809	$1,529,726	$853,832
Activation fees	21,837	23,025	20,878
Effect of rebates	(1,143)	(3,832)	(19,777)

Total subscriber revenue	$2,287,503	$1,548,919	$854,933

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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, net advertising revenue was $51,754 and $47,190, respectively, which represents an increase of 10%, or $4,564. The increase was due to the inclusion of XM revenue from the Merger, which was offset by a decrease in ad revenue due to the current economic environment.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, net advertising revenue was $47,190 and $34,192, respectively, which represents an increase of 38%, or $12,998. The Merger was responsible for approximately $10,010 of the increase and the remaining increase was primarily attributable to an increase in advertisers compared to 2007.
Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as the economy improves and as we increase the size and effectiveness of our advertising sales force.
Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, equipment revenue was $50,352 and $56,001, respectively, which represents a decrease of 10%, or $5,649. The decrease was primarily due to a decrease in sales through our direct to consumer distribution channel and lower product royalties, partially offset by the inclusion of XM revenue for a full year.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, equipment revenue was $56,001 and $29,281, respectively, which represents an increase of 91%, or $26,720. The Merger was responsible for approximately $18,991 of the increase and the remaining increase was primarily attributable to higher unit sales at higher average prices.
We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.

Other Revenue. Other revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, other revenue was $83,029 and $11,882, respectively, which represents an increase of 599%, or $71,147. The increase was primarily due to the introduction of the U.S. Music Royalty Fee and the inclusion of XM revenue for a full year.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, other revenue was $11,882 and $3,660, respectively, which represents an increase of 225%, or $8,222. The increase was primarily due to the Merger and was partially offset by decreased content licensing fees.
We expect other revenue to increase with a full year of billing of the U.S. Music Royalty Fee and as revenues from affiliates increase.
Operating Expenses
Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, satellite and transmission expenses were $84,033 and $59,279, respectively, which represents an increase of 42%, or $24,754. The satellite and transmission increase was primarily due to the inclusion of XM’s satellite and transmission expense, partially offset by decreases due to the elimination of contracts, decommissioned repeater sites and decrease in streaming costs.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, satellite and transmission expenses were $59,279 and $27,907, respectively, which represents an increase of 112%, or $31,372 primarily due to the Merger. XM satellite and transmission expense accounted for $29,852 during the year ended December 31, 2008.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, programming and content expenses were $308,121 and $312,189, respectively, which represents a decrease of $4,068, or 1%. The increase from the inclusion of a full year of XM expense was offset by savings in content agreements, personnel and on-air talent costs.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, programming and content expenses were $312,189 and $236,059, respectively, which represents an increase of 32%, or $76,130 primarily due to the Merger.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, revenue share and royalties were $397,210 and $280,852, respectively, which represents an increase of 41%, or $116,358. The increase was primarily attributable to the inclusion of XM’s revenue share and royalty expense as a result of the Merger, an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, revenue share and royalties were $280,852 and $146,715, respectively, which represents an increase of 91%, or $134,137. The increase was primarily attributable to an increase in our revenues, the $91,132 effect of including XM’s revenue share and royalty expense as a result of the Merger and an increase in the statutory royalty rate due for the performance of sound recordings.
We expect these costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, customer service and billing expenses were $234,456 and $165,036, respectively, which represents an increase of 42%, or $69,420. The increase was primarily due to the inclusion of XM’s customer and billing expense as a result of the Merger and increased bad debt expense due to the current economic environment.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, customer service and billing expenses were $165,036 and $93,817, respectively, which represents an increase of 76%, or $71,219, primarily due to the Merger. XM’s customer services and billing expense accounted for $59,767 during the year ended December 31, 2008. The remaining increase was primarily attributed to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger customer base.
We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense associated with a larger subscriber base.
Cost of Equipment. Cost of equipment includes costs from the sale of SIRIUS and XM radios, components and accessories.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, cost of equipment was $40,188 and $46,091, respectively, which represents a decrease of 13%, or $5,903. This was mainly due to lower sales volume through our direct to consumer channel, lower inventory related charges and lower product and component sales, partially offset by the inclusion of XM’s cost of equipment expense as a result of the Merger.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, cost of equipment was $46,091 and $35,817, respectively, which represents an increase of 29%, or $10,274. The Merger related increase of approximately $12,299 was partially offset by lower product costs.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, sales and marketing expenses were $228,956 and $231,937, respectively, which represents a decrease of 1%, or $2,981. The decrease was due to reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses, partially offset by the inclusion of XM’s sales and marketing expense.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, sales and marketing expenses were $231,937 and $183,213, respectively, which represents an increase of 27%, or $48,724. The Merger increased sales and marketing expense by $76,104, which was partially offset by a reduction in consumer advertising.
We expect sales and marketing expenses, excluding share-based payment expense, to increase as we increase our advertising, retention and promotional activities over a larger subscriber base.
Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; and provisions for inventory allowance. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios, and revenue share payments to automakers and retailers of SIRIUS and XM radios.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber acquisition costs were $340,506 and $371,343, respectively, which represents a decrease of 8%, or $30,837. This decrease was primarily a result of lower OEM subsidies and chip set costs, decreases in production of certain radios and lower aftermarket inventory charges in the year ended December 31, 2009 compared to 2008, partially offset by the inclusion of XM’s subscriber acquisition costs as a result of the Merger.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber acquisition costs were $371,343 and $407,642, respectively, which represents a decrease of 9%, or $36,299. This decrease was primarily due to lower retail and OEM subsidies due to better product economics, offset partially by the impact of the Merger. XM’s subscriber acquisition costs accounted for $64,865 during the year ended December 31, 2008.

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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, general and administrative expenses were $227,554 and $213,142, respectively, which represents an increase of 7%, or $14,412, primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, general and administrative expenses were $213,142 and $155,863, respectively, which represents an increase of 37%, or $57,279, primarily due to the impact of the Merger. XM’s general and administrative expense accounted for $47,322 during the year ended December 31, 2008. The remaining increase was primarily attributable to higher compensation-related costs to support the growth of our business.
We expect total general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we gain efficiencies in staff, facilities and information technology costs.
Engineering, Design and Development. Engineering, design and development expenses include costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, engineering, design and development expenses were $41,031 and $40,496, respectively, which represents an increase of 1%, or $535. This increase was primarily due to the inclusion of XM’s engineering, design and development expenses, partially offset by lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, engineering, design and development expenses were $40,496 and $41,343, respectively, which represents a decrease of 2%, or $847. This decrease was primarily due to reduced OEM and product development costs, offset partially by the impact of the Merger.
We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we increase development of our next generation chip sets.
Other Income (Expense)
Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest and investment income was $3,645 and $9,079, respectively. The decrease of 60%, or $5,434, was primarily attributable to lower interest rates in 2009 and a lower average cash balance.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest and investment income was $9,079 and $20,570, respectively. The decrease of 56%, or $11,491 was primarily attributable to lower interest rates in 2008 and a lower cash balance.
Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest expense was $306,420 and $144,833, respectively, which represents an increase of 112%, or $161,587. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicles.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest expense was $144,833 and $70,328, respectively, which represents an increase of 106%, or $74,505. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicle.

We expect interest expense to increase as a result of changes in the GAAP recognition and reporting requirements for share lending arrangements which were adopted as of January 1, 2010. EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, (“EITF No. 09-1”), will require us to recognize an aggregate increase of $378,000 in deferred financing costs associated with XM’s 7% Exchangeable Senior Subordinated Notes due 2014, which will be amortized to interest expense over the six year life of the notes under the effective interest method.
Loss on Extinguishment of Debt and Credit Facilities, net. Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion and retirement of certain debt instruments.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $267,646 and $98,203, respectively. During 2009, the loss was incurred on the retirement of the SIRIUS’ Term Loan and Purchase Money Loan borrowings from Liberty Media, the repurchase of a portion of XM Holdings’ 10% Convertible Senior Notes due 2009, and the retirement of XM’s Amended and Restated Credit Agreement and XM’s Second-Lien Credit Agreement.
•	2008 vs. 2007: For the year ended December 31, 2008 and 2007, loss from redemption of debt was $98,203 and $0, respectively.
Gain (loss) on investments. Gain (loss) on investments includes our share of SIRIUS Canada’s and XM Canada’s net losses, and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, gain (loss) on investment was $1,931 and ($30,507), respectively. The decrease in the loss was attributable to payments received from SIRIUS Canada in excess of our carrying value of our investments, decreases in our share of SIRIUS Canada’s and XM Canada’s net losses and decreases in impairment charges related to our investment in XM Canada for the year ended December 31, 2009 compared to 2008.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, loss on investment was $30,507 and $0, respectively.
Income Taxes
Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	2009 vs. 2008: We recorded income tax expense of $5,981 and $2,476 for the years ended December 31, 2009 and 2008, respectively. The increase was attributed to the inclusion of XM.
•	2008 vs. 2007: We recorded income tax expense of $2,476 and $2,435 for the years ended December 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
Cash Flows for the Year Ended December 31, 2009 Compared with Year Ended December 31, 2008 and Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
As of December 31, 2009 and 2008, we had $383,489 and $380,446, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net cash provided by (used in) operating activities	$433,830	$(152,797)	$(148,766)	$586,627	$(4,031)
Net cash (used in) provided by investing activities	(248,511)	728,425	(54,186)	(976,936)	782,611
Net cash (used in) provided by financing activities	(182,276)	(634,002)	248,351	451,726	(882,353)

Net increase (decrease) in cash and cash equivalents	3,043	(58,374)	45,399	61,417	(103,773)
Cash and cash equivalents at beginning of period	380,446	438,820	393,421	(58,374)	45,399

Cash and cash equivalents at end of period	$383,489	$380,446	$438,820	$3,043	$(58,374)

Cash Flows Provided by (Used in) Operating Activities
•	2009 vs. 2008: Net cash provided by operating activities increased $586,627 to $433,830 for the year ended December 31, 2009 from net cash used in operating activities of $152,797 for the year ended December 31, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $388,435, and an increase in cash provided by working capital of $198,192.

•	2008 vs. 2007: Net cash used in operating activities increased $4,031 to $152,797 for the year ended December 31, 2008 from $148,766 for the year ended December 31, 2007. The increase was primarily the result of a decrease in cash provided by working capital of $194,376, offset partially by a decrease in net loss, net of non-cash operating activities of $190,345. The decrease in working capital was primarily due to decreases in cash provided by deferred revenue and accounts payable and accrued expenses.
Cash Flows (Used in) Provided by Investing Activities
•	2009 vs. 2008: Net cash used in investing activities increased $976,936 to $248,511 for the year ended December 31, 2009 from net cash provided by investing activities of $728,425 for the year ended December 31, 2008. The increase was primarily the result of a decrease of $819,521 in net cash acquired from XM in the Merger, a decrease of $65,869 from the sale of restricted and other investments and an increase in capital expenditures of $117,960 associated with our satellite construction and launch vehicle, partially offset by a decrease of $23,519 in Merger-related costs.
•	2008 vs. 2007: Net cash provided by investing activities was $728,425 for the year ended December 31, 2008 compared with net cash used in investing activities of $54,186 for the year ended December 31, 2007. The $782,611 increase was primarily due to the inclusion of $819,521 in net cash acquired from XM in the Merger offset partially by increased capital expenditures of $65,287 associated with our satellite construction and launch vehicle.
We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.
Cash Flows (Used in) Provided by Financing Activities
•	2009 vs. 2008: Net cash used in financing activities decreased $451,726 to $182,276 for the year ended December 31, 2009 from $634,002 for the year ended December 31, 2008. The decrease in cash used in financing activities was primarily due to an increase of $413,462 in net proceeds from our agreement with Liberty Media and issuance of XM’s 11.25% Senior Secured Notes due 2013 and SIRIUS’ 9.75% Senior Secured Notes due 2015 during the year ended December 31, 2009 compared to proceeds from XM’s 7% Exchangeable Senior Subordinated Notes due 2014 during the year ended December 31, 2008 and a decrease of $61,880 in payments to a noncontrolling interest; partially offset by a decrease in debt payment of $21,051, principally to holders of SIRIUS’ 2 1/2% Convertible Notes due 2009, XM’s Amended and Restated Credit Agreement due 2011 and SIRIUS’ Term Loan and Purchase Money Loan borrowings from Liberty Media during the year ended December 31, 2009 compared to debt payments to holders of XM’s 9.75% Senior Notes due 2014, XM’s Senior Floating Rate Notes due 2013 and XM’s Debt of Consolidated Variable Interest Entity during the year ended December 31, 2008.
•	2008 vs. 2007: Net cash used in financing activities increased $882,353 to $634,002 for the year ended December 31, 2008 from net cash provided by financing activities of $248,351 for the year ended December 31, 2007. Significant financing activities for the year ended December 31, 2008 included $550,000 in cash proceeds from the issuance of XM’s 7% Exchangeable Senior Subordinated Notes due 2014; $613,400 in cash used to extinguish 99% of the principal and accrued interest on XM’s 9.75% Senior Notes due 2014; $203,500 in cash used to extinguish 100% of the principal, accrued interest and prepayment premiums on XM’s Senior Floating Rate Notes due 2013; and $309,400 for transponder repurchase obligation, from both debt and equity holders of a consolidated variable interest entity, including a prepayment premium and interest accrued through the date of extinguishment.
Financings and Capital Requirements
We have historically financed our operations through the sale of debt and equity securities. The Certificate of Designations for our Series B Preferred Stock provides that so long as Liberty beneficially owns at least half of its initial equity investment, we need the consent of Liberty for certain actions, including the grant or issuance of our equity securities and the incurrence of debt (other than, in general, debt incurred to refinance existing debt) in amounts greater than a stated threshold.
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
We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices.
Off-Balance Sheet Arrangements
We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2009 and 2008, $3,400 and $141,250, respectively, was classified as restricted investments as a result of obligations under these letters of credit and escrow deposits. In February 2009, we released to programming providers an aggregate of $138,000 held in escrow in satisfaction of future obligations under our agreements with them.
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our consolidated financial statements in Item 8 of this Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2009, approximately 274,425,000 shares of common stock were available for future grant under the 2009 Plan.
Other Plans
SIRIUS and XM Holdings maintain four other share-based benefit plans — the XM Holdings 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM Holdings 1998 Shares Award Plan and the XM Holdings Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock based awards. No further awards may be made under these plans. Outstanding awards under these plans will be continued.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments” refer to Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions” refer to Note 9 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have disclosed all significant accounting policies in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

Fair Value of XM Assets Acquired and Liabilities Assumed. On July 28, 2008, our wholly owned subsidiary Vernon Merger Corporation merged with and into XM Satellite Radio Holdings Inc., with XM Holdings becoming our wholly-owned subsidiary. The application of purchase accounting resulted in the transaction being valued at $5,836,363 and our recording of goodwill acquired totaling $6,601,046.
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
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the year ended December 31, 2008, we recorded $4,766,190 of goodwill impairment. At December 31, 2009, our intangible assets with indefinite lives totaled $2,333,654, and the remaining unamortized total basis of our intangible assets with definite lives was $361,461.
Useful Life of Broadcast/Transmission System. Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our four in-orbit SIRIUS satellites were originally 15 years from the date they were placed into orbit. In June 2006, we adjusted the useful lives of two of our in-orbit SIRIUS satellites to 13 years to reflect the unanticipated loss of power from the solar array and the way we operate the constellation. We currently expect our first three in-orbit SIRIUS satellites to operate effectively through 2015 and are evaluating the impact of current satellite operational data on the expected useful lives. XM Holdings operates four in-orbit satellites, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched in 2005 and 2006. We estimate that the XM-3 and XM-4 satellites will meet their 15 year predicted useful lives, and that XM-1 and XM-2 satellite’s useful lives will end in 2011. XM Holdings is constructing an additional XM satellite which is in storage awaiting its launch.
Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2009 would have resulted in approximately $19,432 of additional depreciation expense.
Revenue Recognition. We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreements with daily rental fleet programs; non-refundable activation and other fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.
We recognize subscription fees as our services are provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.
At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and twelve-month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. These payments are included in Subscriber acquisition costs because we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.
Activation fees are recognized ratably over the estimated term of a subscriber relationship, estimated to be approximately 3.5 years during 2009. The estimated term of a subscriber relationship is based on historical experience. If we were to revise our estimate our recognition of activation fees would change, for example, a 10% decrease to the estimated term of a subscriber relationship during 2009 would have resulted in approximately $7,585 of additional activation fees.

We record an estimate of rebates that are paid by us to subscribers as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.
We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is broadcast.
Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of cost of equipment.
Revenue arrangements with multiple deliverables are divided into separate units of accounting when the products and services meet certain criteria and consideration is allocated among the separate units of accounting based on their relative fair values.
Share-based Payment. We recognize all share-based compensation payments in the financial statements based on fair value using the Black-Scholes-Merton option-pricing model to value stock option awards and we treat awards with graded vesting as a single award. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.
Fair value as determined using Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
Equity instruments granted to non-employees are recognized in earnings at the estimated fair value, which is remeasured during the performance commitment period. The final measurement date for the fair value of equity instruments is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.
Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, restricted stock and restricted stock units.
Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners and lessees generally receive between three and twelve month trial subscriptions. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007
Subscriber revenue	$593,841	$588,622	$501,595
Net advertising revenue	14,467	15,776	20,571

Total subscriber and net advertising revenue	$608,308	$604,398	$522,166

Daily weighted average number of subscribers	18,576,151	18,910,689	16,629,079
ARPU	$10.92	$10.65	$10.47

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007
Subscriber acquisition cost	$127,588	$132,731	$190,090
Less: share-based payment expense granted to third parties and employees	—	—	(9,323)
(Less) Add: margin from direct sales of radios and accessories	(6,808)	(12,628)	12,201

SAC, as adjusted	$120,780	$120,103	$192,968

Gross subscriber additions	1,882,950	1,713,210	2,336,640
SAC, as adjusted, per gross subscriber addition	$64	$70	$83

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007
Customer service and billing expenses	$58,981	$67,906	$65,991
Less: share-based payment expense	(94)	(870)	(985)

Customer service and billing expenses, as adjusted	$58,887	$67,036	$65,006

Daily weighted average number of subscribers	18,576,151	18,910,689	16,629,079
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.18	$1.30

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$180,723	$64,195	$30,957
Additions to property and equipment	(31,176)	(27,846)	(18,954)
Merger related costs	—	(10,472)	(6,680)
Restricted and other investment activity	—	—	82

Free cash flow	$149,547	$25,877	$5,405

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net income (loss) before interest and investment income; interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; (gain) loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other expense (income), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other (income) expense, depreciation and amortization, restructuring, impairments and related costs and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net income (loss) to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts) (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008	2007

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(25,243)	$(248,468)	$(405,041)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(1,043)	90	(6,978)
Interest expense, net of amounts capitalized	69,765	71,274	48,703
Income tax expense	2,637	175	901
Loss on extinguishment of debt and credit facilities, net	3,879	98,203	728
(Gain) loss on investments	(1,474)	27,418	3,768
Other (income) expense	(851)	5,664	5,834

Income (loss) from operations	47,670	(45,644)	(352,085)
Restructuring, impairments and related costs	2,640	2,977	—
Depreciation and amortization	57,549	49,519	75,045
Share-based payment expense	7,480	24,945	52,897

Adjusted income (loss) from operations	$115,339	$31,797	$(224,143)

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to results of operations as disclosed in our consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(9)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended December 31, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$588,048	$5,793	$—	$593,841
Advertising revenue, net of agency fees	14,467	—	—	14,467
Equipment revenue	19,008	—	—	19,008
Other revenue	54,650	1,813	—	56,463

Total revenue	676,173	7,606	—	683,779
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	24,597	327	170	25,094
Programming and content	77,297	17,361	(1,801)	92,857
Revenue share and royalties	100,355	24,172	—	124,527
Customer service and billing	58,887	94	(94)	58,887
Cost of equipment	12,200	—	—	12,200
Sales and marketing	76,308	3,522	331	80,161
Subscriber acquisition costs	109,733	17,855	—	127,588
General and administrative	44,601	350	(5,843)	39,108
Engineering, design and development	8,056	205	(243)	8,018
Depreciation and amortization	77,826	(20,277)	—	57,549
Restructuring, impairments and related costs	2,640	—	—	2,640
Share-based payment expense	—	—	7,480	7,480

Total operating expenses	592,500	43,609	—	636,109

Income (loss) from operations	83,673	(36,003)	—	47,670
Other income (expense)
Interest and investment income	1,043	—	—	1,043
Interest expense, net of amounts capitalized	(66,358)	(3,407)	—	(69,765)
Loss on extinguishment of debt and credit facilities, net	(3,879)	—	—	(3,879)
Gain on investments	1,474	—	—	1,474
Other income	851	—	—	851

Total other expense	(66,869)	(3,407)	—	(70,276)

Income (loss) before income taxes	16,804	(39,410)	—	(22,606)
Income tax expense	(2,637)	—	—	(2,637)

Net income (loss)	$14,167	$(39,410)	$—	$(25,243)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$(276)	$106	$—	$(170)
Programming and content	1,646	155	—	1,801
Customer service and billing	—	94	—	94
Sales and marketing	(474)	143	—	(331)
Subscriber acquisition costs	—	—	—	—
General and administrative	5,493	350	—	5,843
Engineering, design and development	38	205	—	243

Total share-based payment expense	$6,427	$1,053	$—	$7,480

	Unaudited For the Three Months Ended December 31, 2008
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$568,523	$20,099	$—	$588,622
Advertising revenue, net of agency fees	15,776	—	—	15,776
Equipment revenue	30,712	—	—	30,712
Other revenue	7,172	1,826	—	8,998

Total revenue	622,183	21,925	—	644,108
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	24,481	(214)	(1,416)	22,851
Programming and content	89,214	20,755	(4,754)	105,215
Revenue share and royalties	103,217	19,494	—	122,711
Customer service and billing	67,818	88	(870)	67,036
Cost of equipment	18,084	—	—	18,084
Sales and marketing	80,699	3,312	(2,299)	81,712
Subscriber acquisition costs	113,512	19,219	—	132,731
General and administrative	64,586	306	(13,301)	51,591
Engineering, design and development	12,404	281	(2,305)	10,380
Impairment of goodwill	15,331	(15,331)	—	—
Depreciation and amortization	82,958	(33,439)	—	49,519
Restructuring, impairments and related costs	2,977	—	—	2,977
Share-based payment expense	—	—	24,945	24,945

Total operating expenses	675,281	14,471	—	689,752

(Loss) income from operations	(53,098)	7,454	—	(45,644)
Other income (expense)
Interest and investment income	(90)	—	—	(90)
Interest expense, net of amounts capitalized	(61,196)	(10,078)	—	(71,274)
Loss on extinguishment of debt and credit facilities, net	(98,203)	—	—	(98,203)
Loss on investments	(27,418)	—	—	(27,418)
Other expense	(5,664)	—	—	(5,664)

Total other expense	(192,571)	(10,078)	—	(202,649)

Loss before income taxes	(245,669)	(2,624)	—	(248,293)
Income tax expense	(175)	—	—	(175)

Net loss	$(245,844)	$(2,624)	$—	$(248,468)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,349	$67	$—	$1,416
Programming and content	4,672	82	—	4,754
Customer service and billing	783	87	—	870
Sales and marketing	2,165	134	—	2,299
General and administrative	12,995	306	—	13,301
Engineering, design and development	2,023	282	—	2,305

Total share-based payment expense	$23,987	$958	$—	$24,945

(a)	Includes impairment of goodwill.

	Unaudited For the Three Months Ended December 31, 2007
		Predecessor	Allocation of
		Financial	Share-based
(in thousands)	As Reported	Information	Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$227,658	$273,937	$—	$501,595
Advertising revenue, net of agency fees	9,770	10,801	—	20,571
Equipment revenue	12,065	13,068	—	25,133
Other revenue	323	9,893	—	10,216

Total revenue	249,816	307,699	—	557,515
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	5,175	20,304	(1,782)	23,697
Programming and content	62,735	51,297	(4,956)	109,076
Revenue share and royalties	56,762	106,779	—	163,541
Customer service and billing	29,288	36,703	(985)	65,006
Cost of equipment	15,886	21,448	—	37,334
Sales and marketing	56,866	83,693	(16,848)	123,711
Subscriber acquisition costs	100,062	90,028	(9,323)	180,767
General and administrative	37,212	43,106	(16,095)	64,223
Engineering, design and development	7,946	9,265	(2,908)	14,303
Depreciation and amortization	27,638	47,407	—	75,045
Share-based payment expense	—	—	52,897	52,897

Total operating expenses	399,570	510,030	—	909,600

Loss from operations	(149,754)	(202,331)	—	(352,085)
Other income (expense)
Interest and investment income	4,171	2,807	—	6,978
Interest expense, net of amounts capitalized	(19,887)	(28,816)	—	(48,703)
Loss on extinguishment of debt and credit facilities, net	—	(728)	—	(728)
Loss on investments	—	(3,768)	—	(3,768)
Other income (expense)	17	(5,851)	—	(5,834)

Total other expense	(15,699)	(36,356)	—	(52,055)

Loss before income taxes	(165,453)	(238,687)	—	(404,140)
Income tax expense	(770)	(131)	—	(901)

Net loss	$(166,223)	$(238,818)	$—	$(405,041)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$364	$1,418	$—	$1,782
Programming and content	2,786	2,170	—	4,956
Customer service and billing	165	820	—	985
Sales and marketing	539	16,309	—	16,848
Subscriber acquisition costs	156	9,167	—	9,323
General and administrative	10,261	5,834	—	16,095
Engineering, design and development	625	2,283	—	2,908

Total share-based payment expense	$14,896	$38,001	$—	$52,897

(10)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007
Subscriber revenue	$2,334,317	$2,258,322	$1,888,709
Net advertising revenue	51,754	69,933	73,340

Total subscriber and net advertising revenue	$2,386,071	$2,328,255	$1,962,049

Daily weighted average number of subscribers	18,529,696	18,373,274	15,342,041
ARPU	$10.73	$10.56	$10.66

(11)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007
Subscriber acquisition cost	$401,670	$577,140	$666,785
Less: share-based payment expense granted to third parties and employees	—	(14)	(12,010)
(Less) Add: margin from direct sales of radios and accessories	(10,164)	(3,294)	40,206

SAC, as adjusted	$391,506	$573,832	$694,981

Gross subscriber additions	6,208,482	7,710,306	8,077,674
SAC, as adjusted, per gross subscriber addition	$63	$74	$86

(12)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007
Customer service and billing expenses	$234,909	$248,176	$220,593
Less: share-based payment expense	(2,504)	(3,981)	(3,191)

Customer service and billing expenses, as adjusted	$232,405	$244,195	$217,402

Daily weighted average number of subscribers	18,529,696	18,373,274	15,342,041
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$1.11	$1.18

(13)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$433,830	$(403,883)	$(303,496)
Additions to property and equipment	(248,511)	(161,394)	(198,602)
Merger related costs	—	(23,519)	(29,444)
Restricted and other investment activity	—	37,025	26,673

Free cash flow	$185,319	$(551,771)	$(504,869)

(14)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008	2007

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(441,333)	$(902,335)	$(1,247,633)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(3,645)	(12,092)	(34,654)
Interest expense, net of amounts capitalized	324,442	235,655	186,933
Income tax expense	5,981	3,988	1,496
Loss on extinguishment of debt and credit facilities, net	267,646	98,203	3,693
(Gain) loss on investments	(1,931)	43,517	56,156
Other (income) expense	(3,355)	16,142	9,482

Income (loss) from operations	147,805	(516,922)	(1,024,527)
Restructuring, impairments and related costs	32,807	10,434	—
Depreciation and amortization	203,145	245,571	293,976
Share-based payment expense	78,782	124,619	165,099

Adjusted income (loss) from operations	$462,539	$(136,298)	$(565,452)

(15)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Year Ended December 31, 2009
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$2,287,503	$46,814	$—	$2,334,317
Advertising revenue, net of agency fees	51,754	—	—	51,754
Equipment revenue	50,352	—	—	50,352
Other revenue	83,029	7,251	—	90,280

Total revenue	2,472,638	54,065	—	2,526,703
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	84,033	1,339	(3,202)	82,170
Programming and content	308,121	72,069	(9,720)	370,470
Revenue share and royalties	397,210	89,780	—	486,990
Customer service and billing	234,456	453	(2,504)	232,405
Cost of equipment	40,188	—	—	40,188
Sales and marketing	228,956	13,507	(10,264)	232,199
Subscriber acquisition costs	340,506	61,164	—	401,670
General and administrative	227,554	1,602	(47,236)	181,920
Engineering, design and development	41,031	977	(5,856)	36,152
Depreciation and amortization	309,450	(106,305)	—	203,145
Restructuring, impairments and related costs	32,807	—	—	32,807
Share-based payment expense	—	—	78,782	78,782

Total operating expenses	2,244,312	134,586	—	2,378,898

Income (loss) from operations	228,326	(80,521)	—	147,805
Other income (expense)
Interest and investment income	3,645	—	—	3,645
Interest expense, net of amounts capitalized	(306,420)	(18,022)	—	(324,442)
Loss on extinguishment of debt and credit facilities, net	(267,646)	—	—	(267,646)
Gain on investments	1,931	—	—	1,931
Other income	3,355	—	—	3,355

Total other expense	(565,135)	(18,022)	—	(583,157)

Loss before income taxes	(336,809)	(98,543)	—	(435,352)
Income tax expense	(5,981)	—	—	(5,981)

Net loss	$(342,790)	$(98,543)	$—	$(441,333)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,745	$457	$—	$3,202
Programming and content	9,064	656	—	9,720
Customer service and billing	2,051	453	—	2,504
Sales and marketing	9,608	656	—	10,264
Subscriber acquisition costs	—	—	—	—
General and administrative	45,634	1,602	—	47,236
Engineering, design and development	4,879	977	—	5,856

Total share-based payment expense	$73,981	$4,801	$—	$78,782

	Unaudited For the Year Ended December 31, 2008
		Predecessor	Purchase Price	Allocation of
		Financial	Accounting	Share-based
(in thousands)	As Reported	Information	Adjustments (a)	Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$1,548,919	$670,870	$38,533	$—	$2,258,322
Advertising revenue, net of agency fees	47,190	22,743	—	—	69,933
Equipment revenue	56,001	13,397	—	—	69,398
Other revenue	11,882	24,184	3,021	—	39,087

Total revenue	1,663,992	731,194	41,554	—	2,436,740
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	59,279	46,566	424	(7,084)	99,185
Programming and content	312,189	117,156	34,667	(17,374)	446,638
Revenue share and royalties	280,852	166,606	30,504	—	477,962
Customer service and billing	165,036	82,947	193	(3,981)	244,195
Cost of equipment	46,091	20,013	—	—	66,104
Sales and marketing	231,937	126,054	5,393	(21,088)	342,296
Subscriber acquisition costs	371,343	174,083	31,714	(14)	577,126
General and administrative	213,142	116,444	1,083	(63,637)	267,032
Engineering, design and development	40,496	23,045	400	(11,441)	52,500
Impairment of goodwill	4,766,190	—	(4,766,190)	—	—
Depreciation and amortization	203,752	88,749	(46,930)	—	245,571
Restructuring, impairments and related costs	10,434	—	—	—	10,434
Share-based payment expense	—	—	—	124,619	124,619

Total operating expenses	6,700,741	961,663	(4,708,742)	—	2,953,662

(Loss) income from operations	(5,036,749)	(230,469)	4,750,296	—	(516,922)
Other income (expense)
Interest and investment income	9,079	3,013	—	—	12,092
Interest expense, net of amounts capitalized	(144,833)	(73,937)	(16,885)	—	(235,655)
Loss on extinguishment of debt and credit facilities, net	(98,203)	—	—	—	(98,203)
Loss on investments	(30,507)	(13,010)	—	—	(43,517)
Other expense	(9,599)	(6,543)	—	—	(16,142)

Total other expense	(274,063)	(90,477)	(16,885)	—	(381,425)

(Loss) income before income taxes	(5,310,812)	(320,946)	4,733,411	—	(898,347)
Income tax expense	(2,476)	(1,512)	—	—	(3,988)

Net (loss) income	$(5,313,288)	$(322,458)	$4,733,411	$—	$(902,335)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$4,236	$2,745	$103	$—	$7,084
Programming and content	12,148	4,949	277	—	17,374
Customer service and billing	1,920	1,869	192	—	3,981
Sales and marketing	13,541	7,047	500	—	21,088
Subscriber acquisition costs	14	—	—	—	14
General and administrative	49,354	13,200	1,083	—	63,637
Engineering, design and development	6,192	4,675	574	—	11,441

Total share-based payment expense	$87,405	$34,485	$2,729	$—	$124,619

(a)	Includes impairment of goodwill.

	Unaudited For the Year Ended December 31, 2007
		Predecessor	Allocation of
		Financial	Share-based
(in thousands)	As Reported	Information	Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$854,933	$1,033,776	$—	$1,888,709
Advertising revenue, net of agency fees	34,192	39,148	—	73,340
Equipment revenue	29,281	28,333	—	57,614
Other revenue	3,660	35,285	—	38,945

Total revenue	922,066	1,136,542	—	2,058,608
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	27,907	81,036	(7,222)	101,721
Programming and content	236,059	183,900	(18,498)	401,461
Revenue share and royalties	146,715	256,344	—	403,059
Customer service and billing	93,817	126,776	(3,191)	217,402
Cost of equipment	35,817	62,003	—	97,820
Sales and marketing	183,213	269,930	(40,059)	413,084
Subscriber acquisition costs	407,642	259,143	(12,010)	654,775
General and administrative	155,863	188,574	(72,606)	271,831
Engineering, design and development	41,343	33,077	(11,513)	62,907
Depreciation and amortization	106,780	187,196	—	293,976
Share-based payment expense	—	—	165,099	165,099

Total operating expenses	1,435,156	1,647,979	—	3,083,135

Loss from operations	(513,090)	(511,437)	—	(1,024,527)
Other income (expense)
Interest and investment income	20,570	14,084	—	34,654
Interest expense, net of amounts capitalized	(70,328)	(116,605)	—	(186,933)
Loss on extinguishment of debt and credit facilities, net	—	(3,693)	—	(3,693)
Loss on investments	—	(56,156)	—	(56,156)
Other income (expense)	31	(9,513)	—	(9,482)

Total other expense	(49,727)	(171,883)	—	(221,610)

Loss before income taxes	(562,817)	(683,320)	—	(1,246,137)
Income tax expense	(2,435)	939	—	(1,496)

Net loss	$(565,252)	$(682,381)	$—	$(1,247,633)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,198	$5,024	$—	$7,222
Programming and content	9,643	8,855	—	18,498
Customer service and billing	708	2,483	—	3,191
Sales and marketing	15,607	24,452	—	40,059
Subscriber acquisition costs	2,843	9,167	—	12,010
General and administrative	44,317	28,289	—	72,606
Engineering, design and development	3,584	7,929	—	11,513

Total share-based payment expense	$78,900	$86,199	$—	$165,099

(16)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Subscriber revenue	$588,048	$568,523	$227,658
Net advertising revenue	14,467	15,776	9,770

Total subscriber and net advertising revenue	$602,515	$584,299	$237,428

Daily weighted average number of subscribers	18,576,151	18,910,689	7,878,574
ARPU	$10.81	$10.30	$10.05

(17)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Subscriber acquisition cost	$109,733	$113,512	$100,062
Less: share-based payment expense granted to third parties and employees	—	—	(156)
(Less) Add: margin from direct sales of radios and accessories	(6,808)	(12,628)	3,821

SAC, as adjusted	$102,925	$100,884	$103,727

Gross subscriber additions	1,882,950	1,713,210	1,194,014
SAC, as adjusted, per gross subscriber addition	$55	$59	$87

(18)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Customer service and billing expenses	$58,887	$67,818	$29,288
Less: share-based payment expense	—	(783)	(165)

Customer service and billing expenses, as adjusted	$58,887	$67,035	$29,123

Daily weighted average number of subscribers	18,576,151	18,910,689	7,878,574
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.18	$1.23

(19)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$180,723	$64,195	$89,818
Additions to property and equipment	(31,176)	(27,846)	(7,377)
Merger related costs	—	(10,472)	(6,680)
Restricted and other investment activity	—	—	160

Free cash flow	$149,547	$25,877	$75,921

(20)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008	2007
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$14,167	$(245,844)	$(166,223)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(1,043)	90	(4,171)
Interest expense, net of amounts capitalized	66,358	61,196	19,887
Income tax expense	2,637	175	770
Loss on extinguishment of debt and credit facilities, net	3,879	98,203	—
(Gain) loss on investments	(1,474)	27,418	—
Other (income) expense	(851)	5,664	(17)

Income (loss) from operations	83,673	(53,098)	(149,754)
Restructuring, impairments and related costs	2,640	2,977	—
Impairment of goodwill	—	15,331	—
Depreciation and amortization	77,826	82,958	27,638
Share-based payment expense	6,427	23,987	14,896

Adjusted income (loss) from operations	$170,566	$72,155	$(107,220)

(21)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Subscriber revenue	$2,287,503	$1,548,919	$854,933
Net advertising revenue	51,754	47,190	34,192

Total subscriber and net advertising revenue	$2,339,257	$1,596,109	$889,125

Daily weighted average number of subscribers	18,529,696	13,378,035	7,082,927
ARPU	$10.52	$9.94	$10.46

(22)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Subscriber acquisition cost	$340,506	$371,343	$407,642
Less: share-based payment expense granted to third parties and employees	—	(14)	(2,843)
(Less) Add: margin from direct sales of radios and accessories	(10,164)	(9,910)	6,536

SAC, as adjusted	$330,342	$361,419	$411,335

Gross subscriber additions	6,208,482	5,238,042	4,183,901
SAC, as adjusted, per gross subscriber addition	$53	$69	$98

(23)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Customer service and billing expenses	$234,456	$165,036	$93,817
Less: share-based payment expense	(2,051)	(1,920)	(708)

Customer service and billing expenses, as adjusted	$232,405	$163,116	$93,109

Daily weighted average number of subscribers	18,529,696	13,378,035	7,082,927
Customer service and billing expenses, as adjusted, per average subscriber	$1.05	$1.02	$1.10

(24)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$433,830	$(152,797)	$(148,766)
Additions to property and equipment	(248,511)	(130,551)	(65,264)
Merger related costs	—	(23,519)	(29,444)
Restricted and other investment activity	—	62,400	24,850

Free cash flow	$185,319	$(244,467)	$(218,624)

(25)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Actual
	For the Years Ended December 31,
	2009	2008	2007
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(342,790)	$(5,313,288)	$(565,252)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(3,645)	(9,079)	(20,570)
Interest expense, net of amounts capitalized	306,420	144,833	70,328
Income tax expense	5,981	2,476	2,435
Loss on extinguishment of debt and credit facilities, net	267,646	98,203	—
(Gain) loss on investments	(1,931)	30,507	—
Other (income) expense	(3,355)	9,599	(31)

Income (loss) from operations	228,326	(5,036,749)	(513,090)
Restructuring, impairments and related costs	32,807	10,434	—
Impairment of goodwill	—	4,766,190	—
Depreciation and amortization	309,450	203,752	106,780
Share-based payment expense	73,981	87,405	78,900

Adjusted income (loss) from operations	$644,564	$31,032	$(327,410)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of December 31, 2009, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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
Controls and Procedures
As of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2009.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our definitive proxy statement for our 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.

(3)	Exhibits.
See Exhibit Index appearing on pages E-1 through E-6 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2010.

SIRIUS XM RADIO INC.

By:	/s/ David J. Frear

David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddy W. Hartenstein	Chairman of the Board of Directors and Director	February 25, 2010

(Eddy W. Hartenstein)

/s/ Mel Karmazin	Chief Executive Officer and Director	February 25, 2010

(Mel Karmazin)	(Principal Executive Officer)

/s/ David J. Frear	Executive Vice President and Chief Financial Officer	February 25, 2010

(David J. Frear)	(Principal Financial Officer)

/s/ Thomas D. Barry	Senior Vice President and Controller	February 25, 2010

(Thomas D. Barry)	(Principal Accounting Officer)

/s/ Joan L. Amble	Director	February 25, 2010

(Joan L. Amble)

/s/ Leon D. Black	Director	February 25, 2010

(Leon D. Black)

/s/ David A. Flowers	Director	February 25, 2010

(David A. Flowers)

/s/ Lawrence F. Gilberti	Director	February 25, 2010

(Lawrence F. Gilberti)

/s/ James P. Holden	Director	February 25, 2010

(James P. Holden)

/s/ Chester A. Huber, Jr.	Director	February 25, 2010

(Chester A. Huber, Jr.)

/s/ Gregory B. Maffei	Director	February 25, 2010

(Gregory B. Maffei)

/s/ John C. Malone	Director	February 25, 2010

(John C. Malone)

/s/ John W. Mendel	Director	February 25, 2010

(John W. Mendel)

/s/ James F. Mooney	Director	February 25, 2010

(James F. Mooney)

/s/ Jack Shaw	Director	February 25, 2010

(Jack Shaw)

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:
We have audited Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Radio Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Sirius XM Radio Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years then ended, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Sirius XM Radio Inc. (formerly Sirius Satellite Radio Inc.) and Subsidiaries:
We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows of Sirius XM Radio Inc. and Subsidiaries for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sirius XM Radio Inc. and Subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ ERNST & YOUNG LLP
New York, NY
February 29, 2008,
except Note 17 related to the 2007 financial information, as to which the date is March 10, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007

Revenue:
Subscriber revenue, including effects of rebates	$2,287,503	$1,548,919	$854,933
Advertising revenue, net of agency fees	51,754	47,190	34,192
Equipment revenue	50,352	56,001	29,281
Other revenue	83,029	11,882	3,660

Total revenue	2,472,638	1,663,992	922,066
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	84,033	59,279	27,907
Programming and content	308,121	312,189	236,059
Revenue share and royalties	397,210	280,852	146,715
Customer service and billing	234,456	165,036	93,817
Cost of equipment	40,188	46,091	35,817
Sales and marketing	228,956	231,937	183,213
Subscriber acquisition costs	340,506	371,343	407,642
General and administrative	227,554	213,142	155,863
Engineering, design and development	41,031	40,496	41,343
Impairment of goodwill	—	4,766,190	—
Depreciation and amortization	309,450	203,752	106,780
Restructuring, impairments and related costs	32,807	10,434	—

Total operating expenses	2,244,312	6,700,741	1,435,156

Income (loss) from operations	228,326	(5,036,749)	(513,090)
Other income (expense):
Interest and investment income	3,645	9,079	20,570
Interest expense, net of amounts capitalized	(306,420)	(144,833)	(70,328)
Loss on extinguishment of debt and credit facilities, net	(267,646)	(98,203)	—
Gain (loss) on investments	1,931	(30,507)	—
Other income (expense)	3,355	(9,599)	31

Total other expense	(565,135)	(274,063)	(49,727)

Loss before income taxes	(336,809)	(5,310,812)	(562,817)
Income tax expense	(5,981)	(2,476)	(2,435)

Net loss	(342,790)	(5,313,288)	(565,252)
Preferred stock beneficial conversion feature	(186,188)	—	—

Net loss attributable to common stockholders	$(528,978)	$(5,313,288)	$(565,252)

Net loss per common share (basic and diluted)	$(0.15)	$(2.45)	$(0.39)

Weighted average common shares outstanding (basic and diluted)	3,585,864	2,169,489	1,462,967

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,745	$4,236	$2,198
Programming and content	9,064	12,148	9,643
Customer service and billing	2,051	1,920	708
Sales and marketing	9,608	13,541	15,607
Subscriber acquisition costs	—	14	2,843
General and administrative	45,634	49,354	44,317
Engineering, design and development	4,879	6,192	3,584

Total share-based payment expense	$73,981	$87,405	$78,900

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share data)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$383,489	$380,446
Accounts receivable, net	113,580	102,024
Receivables from distributors	48,738	45,950
Inventory, net	16,193	24,462
Prepaid expenses	100,273	67,203
Related party current assets	106,247	110,427
Deferred tax asset	72,640	31,270
Other current assets	18,620	27,474

Total current assets	859,780	789,256
Property and equipment, net	1,711,003	1,703,476
FCC licenses	2,083,654	2,083,654
Restricted investments	3,400	141,250
Deferred financing fees, net	8,902	9,197
Intangible assets, net	611,461	688,671
Goodwill	1,834,856	1,834,856
Related party long-term assets	110,594	128,357
Other long-term assets	39,878	81,019

Total assets	$7,263,528	$7,459,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$543,686	$625,264
Accrued interest	74,566	76,463
Current portion of deferred revenue	1,086,205	1,002,736
Current portion of deferred credit on executory contracts	252,831	234,774
Current maturities of long-term debt	13,882	399,726
Related party current liabilities	105,471	68,373

Total current liabilities	2,076,641	2,407,336
Deferred revenue	283,942	247,889
Deferred credit on executory contracts	784,078	1,037,190
Long-term debt	2,799,127	2,820,781
Long-term related party debt	263,566	—
Deferred tax liability	940,182	894,453
Related party long-term liabilities	17,508	—
Other long-term liabilities	61,052	43,550

Total liabilities	7,226,096	7,451,199

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at December 31, 2009 and 2008:
Series A convertible preferred stock (liquidation preference of $51,370 at December 31, 2009 and 2008); 24,808,959 shares issued and outstanding at December 31, 2009 and 2008	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 and $0 at December 31, 2009 and 2008, respectively); 12,500,000 and zero shares issued and outstanding at December 31, 2009 and 2008, respectively	13	—
Convertible preferred stock, series C junior; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, par value $0.001; 9,000,000,000 and 8,000,000,000 shares authorized at December 31, 2009 and 2008, respectively; 3,882,659,087 and 3,651,765,837 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,882	3,652
Accumulated other comprehensive loss, net of tax	(6,581)	(7,871)
Additional paid-in capital	10,281,331	9,724,991
Accumulated deficit	(10,241,238)	(9,712,260)

Total stockholders’ equity	37,432	8,537

Total liabilities and stockholders’ equity	$7,263,528	$7,459,736

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Series A		Series B						Accumulated
	Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at January 1, 2007	—	$—	—	$—	1,434,635,501	$1,435	$3,443,214	$(3,833,720)	$—	$(389,071)

Net loss	—	—	—	—	—	—	—	(565,252)	—	(565,252)
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—

Total comprehensive loss										(565,252)

Issuance of common stock to employees and employee benefit plans	—	—	—	—	4,279,097	4	19,242	—	—	19,246
Issuance of common stock to third parties	—	—	—	—	22,058,824	22	82,919	—	—	82,941
Compensation in connection with the issuance of stock-based awards	—	—	—	—	—	—	52,683	—	—	52,683
Exercise of options, $2.79 to $4.16 per share	—	—	—	—	2,859,232	3	3,529	—	—	3,532
Exercise of warrants, $1.04 to $2.39 per share	—	—	—	—	4,988,726	5	(5)	—	—	—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—	—	—	2,321,737	2	3,180	—	—	3,182
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	—	—	453	—	2	—	—	2

Balance at December 31, 2007	—	$—	—	$—	1,471,143,570	$1,471	$3,604,764	$(4,398,972)	$—	$(792,737)

Net loss	—	—			—	—	—	(5,313,288)	—	(5,313,288)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—			—	—	—	—	(1,040)	(1,040)
Foreign currency translation adjustment	—	—			—	—	—	—	(6,831)	(6,831)

Total comprehensive loss										(5,321,159)

Common stock issued to XM Satellite Radio Holdings stockholders	—	—			1,440,858,219	1,441	5,459,412	—	—	5,460,853
Restricted common stock issued to XM Satellite Radio Holdings stockholders	—	—			29,739,201	30	66,598	—	—	66,628
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—			5,091,274	5	10,841	—	—	10,846
Issuance of common stock under share borrow agreements	—	—			262,399,983	262	—	—	—	262
Series A convertible preferred stock issued to XM Satellite Radio Holdings stockholders	24,808,959	25			—	—	47,070	—	—	47,095
Compensation in connection with the issuance of stock-based awards	—	—			—	—	83,610	—	—	83,610
Conversion of XM Satellite Radio Holdings vested stock-based awards	—	—			—	—	94,616	—	—	94,616
Conversion of XM Satellite Radio Holdings outstanding warrants	—	—			—	—	115,784	—	—	115,784
Exercise of options, $1.45 to $3.36 per share	—	—			117,442	—	208	—	—	208
Exercise of warrants, $2.392 per share	—	—			899,836	1	(1)	—	—	—
Exercise of XM Satellite Radio Holdings outstanding warrants					17,173,644	17	(17)			—
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	—			24,131,155	24	33,478	—	—	33,502
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—			400,211,513	401	208,712	—	—	209,113
Restricted shares withheld for taxes upon vesting	—	—			—	—	(84)	—	—	(84)

Balance at December 31, 2008	24,808,959	$25	—	$—	3,651,765,837	$3,652	$9,724,991	$(9,712,260)	$(7,871)	$8,537
See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Series A		Series B						Accumulated
	Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Net loss								(342,790)		(342,790)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	473	473
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	817	817

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(341,500)

Issuance of preferred stock — related party, net of issuance costs	—	—	12,500,000	13	—	—	410,179	(186,188)	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	8,511,009	8	2,622	—	—	2,630
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	—	—	—	59,178,819	59	5,859	—	—	5,918
Share-based payment expense	—	—	—	—	—	—	71,388	—	—	71,388
Returned shares under share borrow agreements	—	—	—	—	(60,000,000)	(60)	60	—	—	—
Issuance of restricted stock units in satisfaction of accrued compensation	—	—	—	—	83,803,422	84	31,207	—	—	31,291
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	35,025	—	—	35,164

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$10,281,331	$(10,241,238)	$(6,581)	$37,432

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net loss	$(342,790)	$(5,313,288)	$(565,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	309,450	203,752	106,780
Impairment of goodwill	—	4,766,190	—
Non-cash interest expense, net of amortization of premium	33,818	(6,311)	4,269
Provision for doubtful accounts	30,602	21,589	9,002
Amortization of deferred income related to equity method investment	(2,776)	(1,156)	—
Loss on extinguishment of debt and credit facilities, net	267,646	98,203	—
Restructuring, impairments and related costs	26,964	—	—
Loss (gain) on disposal of assets	—	4,879	(428)
Loss on investments	13,664	28,999	—
Share-based payment expense	73,981	87,405	78,900
Deferred income taxes	5,981	2,476	2,435
Other non-cash purchase price adjustments	(202,054)	(68,330)	—
Other	—	1,643	—
Changes in operating assets and liabilities:
Accounts receivable	(42,158)	(32,121)	(28,881)
Inventory	8,269	8,291	4,965
Receivables from distributors	(2,788)	14,401	(13,179)
Related party assets	15,305	(22,249)	(1,241)
Prepaid expenses and other current assets	10,027	(19,953)	11,118
Other long-term assets	86,674	(5,490)	13,691
Accounts payable and accrued expenses	(46,645)	(83,037)	52,492
Accrued interest	2,429	23,081	(8,920)
Deferred revenue	89,144	73,334	183,582
Related party liabilities	54,606	34,646	—
Other long-term liabilities	44,481	30,249	1,901

Net cash provided by (used in) operating activities	433,830	(152,797)	(148,766)

Cash flows from investing activities:
Additions to property and equipment	(248,511)	(130,551)	(65,264)
Sales of property and equipment	—	105	641
Purchases of restricted and other investments	—	(3,000)	(310)
Acquisition of acquired entity cash	—	819,521	—
Merger related costs	—	(23,519)	(29,444)
Sale of restricted and other investments	—	65,869	40,191

Net cash (used in) provided by investing activities	(248,511)	728,425	(54,186)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	471	4,097
Preferred stock issuance costs, net of costs	(3,712)	—	—
Long-term borrowings, net of costs	582,612	531,743	244,879
Related party long-term borrowings, net of costs	362,593	—	—
Payment of premiums on redemption of debt	(17,075)	(18,693)	—
Payments to noncontrolling interest	—	(61,880)	—
Repayment of long-term borrowings	(755,447)	(1,085,643)	(625)
Repayment of related party long-term borrowings	(351,247)	—	—

Net cash (used in) provided by financing activities	(182,276)	(634,002)	248,351

Net increase (decrease) in cash and cash equivalents	3,043	(58,374)	45,399
Cash and cash equivalents at beginning of period	380,446	438,820	393,421

Cash and cash equivalents at end of period	$383,489	$380,446	$438,820

See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Supplemental Disclosure of Cash and Non-Cash Flow Information Cash paid during the period for:
Interest, net of amounts capitalized	$257,328	$137,542	$66,266
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	31,291	8,729	7,949
Common stock issued in exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	—	33,502	3,182
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	18,000	209,113	2
Structuring fee on 10% Senior PIK Secured Notes due 2011	5,918	—	—
Preferred stock issued to Liberty Media	227,716	—	—
Release of restricted investments	137,850	—	—
Common stock issued to third parties	—	—	82,941
Equity issued in the acquisition of XM	—	5,784,976	—
In-orbit satellite performance incentives	14,905	—	—
See accompanying Notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. and, as a result, XM Satellite Radio Holdings Inc. is now our wholly owned subsidiary. The SIRIUS system consists of four in-orbit satellites, over 125 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
Our primary source of revenue is subscription fees, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
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
We also have an interest in the satellite radio services offered in Canada.
Unless otherwise indicated,
•	“we,” “us,” “our,” the “company,” “the companies” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;
•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and their respective consolidated subsidiaries;
•	“XM Holdings” refers to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries, including XM Satellite Radio Inc.; and
•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(2) Principles of Consolidation and Basis of Presentation
Principles of Consolidation
The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
The results of XM Holdings’ operations have been included in the accompanying consolidated financial statements of Sirius XM Radio Inc. from the date of the Merger. Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 with the results and balances of XM Holdings included as of July 31, 2008. We accounted for the Merger as an acquisition of XM Holdings under the purchase method of accounting for business combinations. The acquisition cost approximated $5,836,363, including transaction cost, and was allocated to the underlying net assets acquired, based on the respective estimated fair values. This allocation included intangible assets, such as FCC licenses, customer relationships, license agreements and trademarks. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Because the Merger was consummated on July 28, 2008, the accompanying financial statements and notes for periods prior to that date reflect only the financial results of Sirius Satellite Radio Inc., as predecessor to Sirius XM Radio Inc, and are therefore not comparable to our financial results for 2009 and the fourth quarter of 2008.
We have evaluated events subsequent to the balance sheet date and prior to filing of this Annual Report on Form 10-K for the year ended December 31, 2009 through February 25, 2010 and determined there have not been any events that have occurred that would require adjustment to our consolidated financial statements.
(3) Summary of Significant Accounting Policies
Use of Estimates
In presenting consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and accompanying notes. Additionally, estimates were used when recording the fair values of assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. The economic conditions in the United States have impacted our business. Such conditions could have a material impact to our accounting estimates.
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants. The discussion below includes the applicable ASC reference.
In July 2009, the FASB proposed an update to ASC 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This proposed standard would require share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. We will recognize an aggregate increase in the deferred financing costs associated with XM’S 7% Exchangeable Senior Subordinated Notes due 2014 of approximately $378,000 as of the Merger date, offset by approximately $30,000 of accumulated amortization through December 31, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which integrated existing accounting standards with other authoritative guidance to provide a single source of authoritative GAAP for nongovernmental entities. Statement 168 has not been incorporated into ASC and is effective for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009, with no impact on our consolidated results of operations or financial position.
Revenue Recognition
We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreements with daily rental fleet programs; non-refundable activation and other fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.
We recognize subscription fees as our services are provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.
At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and twelve-month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. These payments are included in Subscriber acquisition costs because we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.
Activation fees are recognized ratably over the estimated term of a subscriber relationship, estimated to be approximately 3.5 years during 2009. The estimated term of a subscriber relationship is based on historical experience.
We record an estimate of rebates that are paid by us to subscribers as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.
We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of Advertising revenue. Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.
Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.
ASC 605, Revenue Recognition, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values.
Programming Costs
Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. During the years ended December 31, 2009, 2008 and 2007, we recorded advertising costs of $128,784, $109,253 and $107,485, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.
Stock-Based Compensation
We account for equity instruments granted to employees in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.
Fair value as determined using Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.
Stock-based awards granted to employees, non-employees and members of our board of directors include warrants, stock options, restricted stock and restricted stock units.
Subscriber Acquisition Costs
Subscriber acquisition costs consist of costs incurred to acquire new subscribers and include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; product warranty obligations; and provisions for inventory allowance. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios and revenue share payments to automakers and retailers of radios.
Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as Subscriber acquisition costs when the automaker confirms receipt.
We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. As of April 2008, SIRIUS changed its product warranty period on some of its products from twelve months to 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. Products manufactured prior to April 2008 contained a warranty period of 12 months from the purchase date. Customers may exchange products directly to the retailer within 30 days of purchase. We recorded a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2009, 2008 and 2007, we recorded research and development costs of $38,852, $41,362 and $38,082, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.
Income Taxes
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.
ASC 740, Income Taxes, requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of operations.
Net (Loss) Income per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. Common stock equivalents of approximately 3,381,905,000, 787,000,000 and 165,000,000 for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit, in-transit credit card receipts and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.
Accounts Receivable
Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
Accounts receivable, net, consists of the following:

	December 31,
	2009	2008

Gross accounts receivable	$122,247	$112,884
Allowance for doubtful accounts	(8,667)	(10,860)

Total accounts receivable, net	$113,580	$102,024

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
Inventory, net, consists of the following:

	December 31,
	2009	2008

Raw materials	$17,370	$11,648
Finished goods	19,704	38,323
Allowance for obsolescence	(20,881)	(25,509)

Total inventory, net	$16,193	$24,462

Investments
Marketable Securities —Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. Our investment policy objectives are the preservation of capital, maintenance of liquidity to meet operating requirements and yield maximization. Marketable securities are classified as available-for-sale securities and carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium or discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.
We received proceeds from the sale or maturity of marketable securities of $0, $5,469 and $15,031 for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded $473 of net unrealized gains on marketable securities for the year ended December 31, 2009 and $1,040 of net unrealized losses on marketable securities for the year ended December 31, 2008.
Restricted Investments — We have certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal. We received proceeds from the release of restricted investments of $0, $60,400 and $25,160 for the years ended December 31, 2009, 2008 and 2007, respectively.
Equity Method Investments — Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other (expense) income in our consolidated statements of operations. We evaluate our equity method investments for impairment whenever events, or changes in circumstances, indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and the estimated fair values of our equity method investments is recognized as an impairment loss when the loss is deemed to be other than temporary.
Cost Method Investments — Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input — unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input — observable market data for the same or similar instrument but not Level 1; and iii) Level 3 input — unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and the 8% convertible unsecured subordinated debentures issued by XM Canada. These investments are not material to our consolidated results of operations or financial position.

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
Property and Equipment
Property and equipment, including satellites, are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 — 15 years
Terrestrial repeater network	5 — 15 years
Broadcast studio equipment	3 — 15 years
Capitalized software and hardware	3 — 7 years
Satellite telemetry, tracking and control facilities	3 — 17.5 years
Furniture, fixtures, equipment and other	2 — 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term
We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the net amount assigned to identifiable assets acquired and liabilities assumed in the Merger. We perform an impairment test annually in early October, or more frequently if indicators of impairment exist. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.
Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist.
Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm. As of December 31, 2009 and 2008, the carrying value of our long-term debt was $3,076,575 and $3,220,507, respectively; and the fair value approximated $3,195,375 and $1,211,613, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Reclassifications
Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
We allocated the consideration paid in connection with the Merger to the fair value of acquired assets and assumed liabilities, respectively, and in 2008 recorded goodwill in the amount of $6,601,046. During 2008, we recorded an impairment charge of $4,766,190, resulting in a carrying value of $1,834,856 at December 31, 2008. There has not been any change in the carrying value of goodwill during 2009.
(5) Intangible Assets
Intangible assets consisted of the following:

		December 31, 2009			December 31, 2008
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(91,186)	$288,814	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(6,823)	9,729	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(283)	1,717	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(13,906)	61,094	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(25)	107	908	(105)	803

Total intangible assets		$2,807,338	$(112,223)	$2,695,115	$2,808,114	$(35,789)	$2,772,325

Indefinite Life Intangible Assets
We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expire:

FCC license	Expiration year

SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 ground spare satellite	2017
SIRIUS FM-5 satellite	2017
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2009, there are no legal, regulatory or contractual limitations associated with the XM trademark.
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the year ended December 31, 2009, no impairment loss was recorded for intangible assets with indefinite lives.
Definite Life Intangible Assets
Definite life intangible assets consist primarily of subscriber relationships of $380,000 that were acquired as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements of $75,000, which are being amortized over a weighted average useful life of 9.1 years on a straight-line basis.
Amortization expense was $76,587, $35,789 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

2010	$65,916
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangibles, net	$361,461

(6) Subscriber Revenue
Subscriber revenue consists of subscription fees, revenue derived from our agreements with daily rental fleet programs, non-refundable activation and other fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period, after sale or subscriber activation.
Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2009	2008	2007

Subscription fees	$2,266,809	$1,529,726	$853,832
Activation fees	21,837	23,025	20,878
Effect of rebates	(1,143)	(3,832)	(19,777)

Total subscriber revenue	$2,287,503	$1,548,919	$854,933

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(7) Interest Costs
We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2009	2008	2007

Interest costs charged to expense	$306,420	$144,833	$70,328
Interest costs capitalized	61,201	20,872	8,914

Total interest costs incurred	$367,621	$165,705	$79,242

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees. This non-cash interest was $33,818, ($6,311) and $4,269 for the years ended December 31, 2009, 2008 and 2007, respectively.
(8) Property and Equipment
Property and equipment, net, consists of the following:

	December 31,
	2009	2008

Satellite system	$1,680,732	$1,414,625
Terrestrial repeater network	108,841	109,228
Leasehold improvements	43,480	42,878
Broadcast studio equipment	49,965	49,186
Capitalized software and hardware	146,035	132,555
Satellite telemetry, tracking and control facilities	55,965	56,217
Furniture, fixtures, equipment and other	57,536	57,995
Land	38,411	38,411
Building	56,424	56,392
Construction in progress	430,543	474,716

Total property and equipment	2,667,932	2,432,203
Accumulated depreciation and amortization	(956,929)	(728,727)

Property and equipment, net	$1,711,003	$1,703,476

Construction in progress consists of the following:

	December 31,
	2009	2008

Satellite system	$398,425	$449,129
Terrestrial repeater network	19,396	19,070
Other	12,722	6,517

Construction in progress	$430,543	$474,716

Depreciation and amortization expense on property and equipment was $232,863, $167,963 and $106,780 for the years ended December 31, 2009, 2008 and 2007, respectively.
Satellites
SIRIUS’ initial three orbiting satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ original three-satellite constellation and terrestrial repeater network were placed into service in 2002. In June 2009, SIRIUS launched a satellite into a geostationary orbit and placed it into service in August 2009 along with SIRIUS’ other three orbiting satellites.
SIRIUS has an agreement with Space Systems/Loral for the design and construction of a sixth SIRIUS satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM owns four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006.
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In 2006, XM entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, we recorded a charge of $24,196 to Restructuring, impairments and related costs in our consolidated statements of operations for amounts previously paid, including capitalized interest. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket.
(9) Related Party Transactions
We had the following related party balances at December 31, 2009 and 2008:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	December 31,		December 31,		December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Liberty Media	$—	$—	$801	$—	$8,523	$—	$—	$—	$263,566	$—
SIRIUS Canada	2,327	1,814	—	—	—	1,160	—	—	—	—
XM Canada	1,011	1,844	24,429	12,061	—	—	—	—	—	—
General Motors	99,995	104,575	85,364	116,296	93,107	63,023	17,508	—	—	—
American Honda	2,914	2,194	—	—	3,841	4,190	—	—	—	—

Total	$106,247	$110,427	$110,594	$128,357	$105,471	$68,373	$17,508	$—	$263,566	$—

Liberty Media
Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), is the holder of our Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on our board of directors and is considered a related party. See Note 11, Debt, to our consolidated financial statements for further information regarding indebtedness previously owed to Liberty Media.
Investment Agreement
On February 17, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with Liberty Media. Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of Series B Preferred Stock with a liquidation preference of $0.001 per share in partial consideration for certain loan investments.
The Series B Preferred Stock is convertible into approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). Liberty Radio, LLC has agreed not to acquire more than 49.9% of our outstanding common stock for three years from the date the Series B Preferred Stock was issued, except that Liberty Radio, LLC may acquire more than 49.9% of our outstanding common stock at any time after the second anniversary of such date pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Radio, LLC or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during such three year period.
We accounted for the Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital, excluding issuance costs, for the amount of allocated proceeds received and an additional $186,188 increase in paid-in capital for the beneficial conversion feature, which was immediately recognized as a charge to retained earnings.
Loan Investments
On February 17, 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. The LM Credit Agreement provided for a $250,000 term loan and $30,000 of purchase money loans. In August 2009, we repaid all amounts due and terminated the LM Credit Agreement in connection with the issue and sale of SIRIUS’ 9.75% Senior Secured Notes due 2015.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
Liberty Media has advised us that as of December 31, 2009 it owned the following principal amounts of our debt:

	December 31,
	2009	2008

11.25% Senior Secured Notes due 2013	$87,000	$—
13% Senior Notes due 2013	76,000	—
7% Exchangeable Senior Subordinated Notes due 2014	11,000	—
9 5/8% Senior Notes due 2013	55,221	—
9.75% Senior Secured Notes due 2015	50,000	—

Total	$279,221	$—

As of December 31, 2009, we recorded $8,523 related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense related to Liberty Media of $79,640 for the year ended December 31, 2009.
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
We recorded the following revenue from SIRIUS Canada in connection with the agreement above. Royalty income is included in Other revenue and dividend income is included in Interest and investment income in our consolidated statements of operations:

	For the Years Ended December 31,
	2009	2008	2007

Royalty income	$5,797	$1,309	$1,159
Dividend income	839	199	422

Total revenue from SIRIUS Canada	$6,636	$1,508	$1,581

Receivables recorded relating to royalty income and dividend income were fully utilized to absorb a portion of our share of the losses generated by SIRIUS Canada during the year ended December 31, 2009. Total costs that have been or will be reimbursed by SIRIUS Canada for the years ended December 31, 2009, 2008 and 2007 were $11,031, $14,973 and $7,712, respectively.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. As of December 31, 2009 and 2008, the carrying value of Deferred revenue related to XM Canada was $31,568 and $36,002, respectively.
XM has extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of December 31, 2009 and 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $18,429 and $8,311, respectively.
As of December 31, 2009 and 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $6,000 and $3,750, respectively.
We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of operations, in connection with the agreements above:

	For the Years Ended December 31,
	2009	2008	2007

Amortization of XM Canada deferred income	$2,776	$1,156	$—
Subscriber and activation fee royalties	11,603	97	—
Licensing fee revenue	6,000	2,500	—
Advertising reimbursements	1,067	366	—

Total revenue from XM Canada	$21,446	$4,119	$—

General Motors and American Honda
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We recorded the following total revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Years Ended December 31,
	2009	2008	2007

GM	$31,037	$16,803	$—
American Honda	12,254	7,504	—

Total	$43,291	$24,307	$—

We have incurred the following expenses with GM and American Honda:

	For the Years Ended December 31,
	2009		2008		2007
		American		American		American
	GM	Honda	GM	Honda	GM	Honda

Sales and marketing	$31,595	$500	$16,115	$815	$—	$—
Revenue share and royalties	58,992	6,541	36,305	2,051	—	—
Subscriber acquisition costs	34,895	5,397	30,975	3,433	—	—
Customer service and billing	268	—	119	—	—	—
Interest expense, net of amounts capitalized	4,644	—	51	—	—	—

Total	$130,394	$12,438	$83,565	$6,299	$—	$—

(10) Investments
Investments consist of the following:

	December 31,
	2009	2008

Investment in SIRIUS Canada	$—	$—
Investment in XM Canada	2,390	8,873
Investment in XM Canada debentures	2,970	2,542
Auction rate certificates	8,556	7,985
Restricted investments	3,400	141,250

Total investments	$17,316	$160,650

Canadian Investments
Our investments in SIRIUS Canada and XM Canada (“Canadian Investments”) are recorded using the equity method since we have a significant influence, but less than a controlling voting interest in our Canadian Investments. Under this method, our investments in the Canadian Investments, originally recorded at cost, are adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund our Canadian Investments. We have a 49.9% economic interest in SIRIUS Canada and a 23.33% economic interest in XM Canada.
Our share of net earnings or losses of our Canadian Investments is recorded to Gain (loss) on investments in our consolidated statements of operations. As it relates to XM Canada, this is done on a one month lag. We evaluate our Canadian Investments periodically and record an impairment charge to Gain (loss) on investments in our consolidated statements of operations if we determine that decreases in fair value are considered to be other than temporary. In addition, any payments received from the Canadian Investments in excess of the carrying value of our investments in, advances to and commitments to such entity is recorded to Gain (loss) on investments in our consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We recorded the following amounts to Gain (loss) on investments:

	For the Years Ended December 31,
	2009	2008	2007

Share of SIRIUS Canada net loss	$(6,636)	$(4,745)	$—
Payments received from SIRIUS Canada in excess of carrying value	13,738	—	—
Release of liability with SIRIUS Canada	1,351	—	—
Share of XM Canada net loss	(2,292)	(9,309)	—
Impairment of XM Canada	(4,734)	(16,453)	—
Other	504	—	—

Total	$1,931	$(30,507)	$—

In addition, during the year ended December 31, 2009, we recorded $543 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
XM Holdings holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of December 31, 2009, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively. As of December 31, 2008, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.
Auction Rate Certificates
Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of approximately $900 in the first quarter of 2010.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
Our debt consists of the following:

	Conversion
	Price	December 31,
	(per share)	2009	2008

SIRIUS Debt
8 3/4% Convertible Subordinated Notes due 2009 (a)	$28.46	$—	$1,744
3 1/4% Convertible Notes due 2011 (b)	$5.30	230,000	230,000
Less: discount		(1,371)	(1,935)
Senior Secured Term Loan due 2012 (c)	N/A	244,375	246,875
9 5/8% Senior Notes due 2013 (d)	N/A	500,000	500,000
Less: discount		(3,341)	(3,518)
9.75% Senior Secured Notes due 2015 (e)	N/A	257,000	—
Less: discount		(11,695)	—
2 1/2% Convertible Notes due 2009 (f)	$4.41	—	189,586
XM and XM Holdings Debt
10% Convertible Senior Notes due 2009 (g)	$10.87	—	400,000
Less: discount		—	(16,449)
10% Senior Secured Discount Convertible Notes due 2009 (h)	$0.69	—	33,249
Add: premium		—	34,321
10% Senior PIK Secured Notes due 2011 (i)	N/A	113,685	—
Less: discount		(7,325)	—
11.25% Senior Secured Notes due 2013 (j)	N/A	525,750	—
Less: discount		(32,259)	—
13% Senior Notes due 2013 (k)	N/A	778,500	778,500
Less: discount		(76,601)	(90,018)
9.75% Senior Notes due 2014 (l)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (m)	$1.875	550,000	550,000
Less: discount		(9,707)	(10,474)
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	14,304	23,215

Total debt		3,076,575	3,220,507
Less: current maturities		13,882	399,726

Total long-term		3,062,693	2,820,781
Less: related party		263,566	—

Total long-term, excluding related party		$2,799,127	$2,820,781

SIRIUS Debt
(a) 8 3/4% Convertible Subordinated Notes due 2009
In 1999, SIRIUS issued 8 3/4% Convertible Subordinated Notes due 2009 (the “8 3/4% Notes”). The remaining balance of the 8 3/4% Notes matured on September 29, 2009 and were repaid in cash.
(b) 3 1/4% Convertible Notes due 2011
In October 2004, SIRIUS issued $230,000 in aggregate principal amount of 3 1/4% Convertible Notes due 2011 (the “3 1/4% Notes”), which are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock, subject to certain adjustments. The 3 1/4% Notes mature on October 15, 2011 and interest is payable semi-annually on April 15 and October 15 of each year. The obligations under the 3 1/4% Notes are not secured by any of our assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(c) Senior Secured Term Loan due 2012
In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provides for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which has been fully drawn. Interest under the Senior Secured Term Loan is based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. The current interest rate is 2.56%. The Senior Secured Term Loan amortizes in equal quarterly installments of 0.25% of the initial aggregate principal amount for the first four and a half years, with the balance of the loan thereafter being repaid in four equal quarterly installments. The Senior Secured Term Loan matures on December 20, 2012.
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
(d) 9 5/8% Senior Notes due 2013
In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9 5/8% Senior Notes due 2013 (the “9 5/8% Notes”), which mature on August 1, 2013 with interest payable semi-annually on February 1 and August 1 of each year. The obligations under the 9 5/8% Notes are not secured by any of our assets.
(e) 9.75% Senior Secured Notes due 2015
In August 2009, SIRIUS issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2010, at a rate of 9.75% per annum. The 9.75% Notes mature on September 1, 2015. The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708.
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
(f) 2 1/2% Convertible Notes due 2009
In February 2004, SIRIUS issued $250,000 in aggregate principal amount of 2 1/2% Convertible Notes due 2009 (the “2 1/2% Notes”). The remaining balance of the 2 1/2% Notes matured on February 17, 2009, and were paid in cash.
XM and XM Holdings Debt
(g) 10% Convertible Senior Notes due 2009
XM Holdings issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”).
In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our consolidated statements of operations and $10,990 of additional debt discount in our consolidated balance sheets.
In July 2009, XM used a portion of the net proceeds received from the issuance of its 11.25% Senior Secured Notes due 2013 and cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We recorded a loss of $3,031 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our consolidated statements of operations as a result of this transaction.
Interest was payable semi-annually at a rate of 10% per annum. The remaining balance of $48,450 of the 10% Convertible Notes matured on December 1, 2009 and were paid in cash.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(h) 10% Senior Secured Discount Convertible Notes due 2009
XM Holdings and XM, as co-obligors, had outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest was payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes matured on December 31, 2009 and were paid in cash.
(i) 10% Senior PIK Secured Notes due 2011
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
In October 2009, we purchased $58,800 aggregate principal amount of the PIK Notes at a price of $60,499, which included accrued interest of $2,287. We recorded a net loss of $3,669, related to the unamortized discount and the discount on the purchase, to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations as a result of this transaction.
(j) 11.25% Senior Secured Notes due 2013
In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352.
XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors.
(k) 13% Senior Notes due 2013
In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum, are unsecured and mature on August 1, 2013.
(l) 9.75% Senior Notes due 2014
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(m) 7% Exchangeable Senior Subordinated Notes due 2014
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
Expired Credit Arrangements
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
In August 2009, SIRIUS used net proceeds from the sale of its 9.75% Notes to extinguish the LM Term Loan and LM Purchase Money Loan. We recorded an aggregate loss on extinguishment of the LM Term Loan and LM Purchase Money Loan of $134,520 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.
Amended and Restated Credit Agreement due 2011
In March 2009, XM amended and restated the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008, and the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media LLC purchased $100,000 aggregate principal amount of such loans from the lenders.
In June 2009, XM used net proceeds from the sale of its 11.25% Notes to repay amounts due under and extinguish the Amended and Restated Credit Agreement. XM paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,996 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.
Second-Lien Credit Agreement
In February 2009, XM entered into a Credit Agreement (the “XM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The XM Credit Agreement provided for a $150,000 term loan. On March 6, 2009, XM amended and restated the XM Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation.
In June 2009, XM terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes and repaid all amounts due thereunder. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.
Space Systems/Loral Credit Agreement
In July 2007, SIRIUS amended and restated its existing Credit Agreement with Space Systems/Loral (the “Loral Credit Agreement”). Under the Loral Credit Agreement, Space Systems/Loral agreed to make loans to SIRIUS to finance the purchase of its fifth and sixth satellites through June 10, 2010. On December 1, 2009, we cancelled the Loral Credit Agreement.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
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
At December 31, 2009, we were in compliance with all financial covenants.
(12) Stockholders’ Equity
Common Stock, par value $0.001 per share
We were authorized to issue up to 9,000,000,000 and 8,000,000,000 shares of common stock as of December 31, 2009 and 2008, respectively. There were 3,882,659,087 and 3,651,765,837 shares of common stock issued and outstanding as of December 31, 2009 and 2008, respectively.
As of December 31, 2009, approximately 3,659,320,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock plans and common stock to be granted to third parties upon satisfaction of performance targets. During the year ended December 31, 2009, employees did not exercise any stock options.
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
During the third quarter of 2009, Morgan Stanley Capital Services Inc. returned to us 60,000,000 shares of our common stock borrowed in July 2008 to facilitate the offering of the Exchangeable Notes. The returned shares were retired upon receipt.
The shares we loaned to the share borrowers are issued and outstanding for corporate law purposes, and holders of borrowed shares (other than the share borrowers) have the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP as currently in effect, however, the borrowed shares are not considered outstanding for the purpose of computing and reporting our net loss per common share. The accounting method may change if, due to a default by either UBS or MS (or Morgan Stanley, as guarantor), the borrowed shares, or the equivalent value of those shares, will not be returned to us as required under the share lending agreements.
In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $5,852 in each of the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was a $7,420 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $1,568, respectively. As of December 31, 2008, there was a $13,272 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $7,420, respectively.
Preferred Stock, par value $0.001 per share
We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2009. There were 24,808,959 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of December 31, 2009 and 2008. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of December 31, 2009. There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding at December 31, 2009.
The Series A Preferred Stock is redeemable at the option of the holder at any time for an equal number of shares of our common stock.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock, the Series A Preferred Stock, and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock and the Series A Preferred Stock.
In 2009, we accounted for the issuance of Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital for the amount of allocated proceeds received and an additional $186,188 increase to paid-in capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.
In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide.
Warrants
We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of December 31, 2009, approximately 47,271,000 warrants to acquire approximately 61,678,000 shares of common stock with an average exercise price of $3.04 per share were outstanding. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We recognized aggregate warrant related expense of $2,522, $1,865 and $10,707 for the years ended December 31, 2009, 2008 and 2007, respectively.

	Average		Number of Warrants Outstanding
	Exercise	Expiration	December 31,
	Price	Date	2009	2008
NFL	$2.50	March 2008 – March 2015	16,718	16,718
Penske Companies	2.39	July 2009	—	2,921
DaimlerChrysler AG	1.04	May 2012	16,500	16,500
RadioShack	5.00	December 2010	4,000	6,000
Ford	3.00	October 2012	4,000	4,000
Warrants associated with XM Holdings Debt	0.66	December 2009	—	44
Warrants associated with XM Holdings Debt	8.76	March 2010	325	325
Space Systems/Loral	7.05	December 2011	1,840	1,840
Other distributors and programming providers	3.00	June 2014	1,788	1,788
Other	15.00	December 2010 – April 2011	2,100	4,531

Total	$3.04		47,271	54,667

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(13) Benefits Plans
We maintain four share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. We recognized share-based payment expense of $73,981, $87,405 and $78,900 for the years ended December 31, 2009, 2008 and 2007, respectively. For a summarized schedule of share-based payment expense, see the appended footnote to our consolidated statements of operations. We did not realize any income tax benefits from share-based benefits plans during the years ended December 31, 2009, 2008 and 2007, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.
2009 Long-Term Stock Incentive Plan
In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2009, approximately 274,425,000 shares of common stock were available for future grant under the 2009 Plan.
Other Plans
SIRIUS and XM Holdings maintain four other share-based benefit plans — the XM Holdings 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM Holdings 1998 Shares Award Plan and the XM Holdings Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock based awards. No further awards may be made under these plans. Outstanding awards under these plans will be continued.
The following table summarizes the weighted-average assumptions used to compute reported share-based payment expense to employees and members of our board of directors for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.5%	2.3%	4.8%
Expected life of options — years	4.68	4.89	4.45
Expected stock price volatility	88%	80%	60%
Expected dividend yield	$—	$—	$—
The following table summarizes the range of assumptions used to compute reported share-based payment expense to third parties, other than non-employee members of our board of directors, for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	0.67 – 2.69%	0.37 – 3.34%	3.1 – 5.0%
Expected life — years	2.33 – 6.19	1.25 – 4.08	2.25 – 6.33
Expected stock price volatility	83 – 130%	80%	60%
Expected dividend yield	$—	$—	$—

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The following table summarizes stock option activity under our share-based payment plans for the years ended December 31, 2009, 2008 and 2007 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2007	71,793	$5.56
Granted	12,715	$3.55
Exercised	(2,859)	$1.43
Forfeited, cancelled or expired	(2,049)	$3.97

Outstanding, December 31, 2007	79,600	$5.38
Options exchanged for outstanding XM Holdings options	67,711	$4.09
Granted	24,358	$2.12
Exercised	(117)	$1.74
Forfeited, cancelled or expired	(6,116)	$4.09

Outstanding, December 31, 2008	165,436	$4.42
Granted	265,761	$0.53
Exercised	—	$—
Forfeited, cancelled or expired	(66,405)	$5.21

Outstanding, December 31, 2009	364,792	$1.44	6.89	$29,051

Exercisable, December 31, 2009	77,718	$4.22	4.43	$685

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.36, $1.27 and $1.88, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $127 and $5,286, respectively.
We recognized share-based payment expense associated with stock options of $46,080, $49,148 and $41,431 for the years ended December 31, 2009, 2008 and 2007, respectively.
The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the years ended December 31, 2009, 2008 and 2007 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2007	4,086	$4.64
Granted	2,188	$3.58
Vested	(2,575)	$5.12
Forfeited	(76)	$1.96

Nonvested, December 31, 2007	3,623	$3.70
Shares exchanged for non-vested XM Holdings shares	33,339	$2.93
Granted	3,208	$2.87
Vested	(18,135)	$3.06
Forfeited	(2,104)	$2.90

Nonvested, December 31, 2008	19,931	$2.84
Granted	84,851	$0.37
Vested	(95,512)	$0.68
Forfeited	(2,351)	$1.92

Nonvested, December 31, 2009	6,919	$2.65

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $0.37, $2.87 and $3.58, respectively. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2009, 2008 and 2007 was $45,827, $21,451 and $8,668, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $16,632, $21,813 and $14,482 for the years ended December 31, 2009, 2008 and 2007, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at December 31, 2009 and 2008, net of estimated forfeitures, was $114,068 and $90,310, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of December 31, 2009.
401(k) Savings Plan
We sponsor the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”) for eligible employees. During 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) into the Sirius Plan. All eligible employees under the XM Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.
The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment. Expense resulting from the matching contribution to the plans was $2,895, $2,735 and $1,551 for the years ended December 31, 2009, 2008 and 2007, respectively.
We may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total eligible compensation of eligible participants. These additional contributions, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $0, $6,610 and $4,877 for the years ended December 31, 2009, 2008 and 2007, respectively.
(14) Income Taxes
Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007

Current taxes:
Federal	$—	$—	$—
State	—	—	478
Foreign	1,622	—	—

Total current taxes	1,622	—	478

Deferred taxes:
Federal	3,962	2,674	1,949
State	397	(198)	8

Total deferred taxes	4,359	2,476	1,957

Total income tax expense	$5,981	$2,476	$2,435

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2009	2008	2007
Federal tax benefit, at statutory rate	$(117,883)	$(1,858,784)	$(196,986)
State income tax benefit, net of federal benefit	(11,788)	(185,879)	(22,385)
Change in state tax rates	—	17,307	25,355
Change in taxes resulting from permanent differences, net	1,849	1,930,650	(2,707)
Other	(4,945)	(477)	261
Change in valuation allowance	138,748	99,659	198,897

Income tax expense	$5,981	$2,476	$2,435

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$3,086,067	$2,608,038
GM payments and liabilities	311,235	506,106
Deferred revenue	226,763	240,849
Severance accrual	1,821	17,237
Accrued bonus	16,130	24,537
Expensed costs capitalized for tax	59,999	75,998
Loan financing costs	17,288	27,890
Investments	61,643	63,786
Stock based compensation	155,754	138,840
Other	49,538	100,205

Total deferred tax assets	3,986,238	3,803,486
Deferred tax liabilities:
Depreciation of property and equipment	(126,240)	(158,012)
FCC license	(771,407)	(766,935)
Other intangible assets	(251,360)	(265,138)
Other	(89,441)	—

Net deferred tax liabilities	(1,238,448)	(1,190,085)
Net deferred tax assets before valuation allowance	2,747,790	2,613,401
Valuation allowance	(3,615,332)	(3,476,583)

Net deferred tax liability	$(867,542)	$(863,182)

The difference in the net deferred tax liability of $867,542 and $863,182 at December 31, 2009 and 2008, respectively, is primarily the result of the amortization of the FCC license which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under GAAP since it relates to indefinite-lived assets and are not anticipated to reverse in the same period.
At December 31, 2009, we had net operating loss (“NOL”) carryforwards of approximately $8,016,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2014. We have had several ownership changes under Section 382 of the Internal Revenue Code, which may limit our ability to utilize tax deductions.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(15) Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations	$513,882	$349,080	$239,402	$1,304,250	$555,260	$257,000	$3,218,874
Cash interest payments	263,358	249,642	234,037	194,849	63,814	25,058	1,030,758
Satellite and transmission	182,443	58,460	2,359	2,370	10,856	11,327	267,815
Programming and content	253,471	143,187	123,925	32,478	14,350	—	567,411
Marketing and distribution	68,565	25,048	18,559	6,950	4,500	—	123,622
Satellite incentive payments	7,384	8,851	10,505	11,099	10,807	63,535	112,181
Operating lease obligations	38,465	23,614	19,430	15,612	9,877	5,751	112,749
Other	31,496	6,503	1,515	—	—	—	39,514

Total	$1,359,064	$864,385	$649,732	$1,567,608	$669,464	$362,671	$5,472,924

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
SIRIUS has an agreement with Space Systems/Loral to design and construct a sixth satellite. In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket. We expect to launch this sixth SIRIUS satellite in the fourth quarter of 2011.
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket. We expect to launch XM-5 in the third quarter of 2010.
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
Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of December 31, 2009, we have accrued $28,723 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term. Total rent recognized in connection with leases for the years ended December 31, 2009, 2008 and 2007 was $44,374, $40,378 and $16,941, respectively.

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
We are required under the terms of certain agreements to provide letters of credit and deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2009 and 2008, $3,400 and $141,250, respectively, were classified as Restricted investments as a result of obligations under these letters of credit and escrow deposits.
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
Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought, or threatened to bring, actions against SIRIUS and XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3, the SIRIUS S50 and the SIRIUS Stiletto line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief.
XM has settled these claims with the major record companies and a significant number of music publishers. XM is in discussions to settle these claims with certain independent record companies and other music publishers.
Prior to introducing retail sales of devices with advanced recording functionality, SIRIUS entered into agreements with the major recording companies concerning such devices. SIRIUS is in discussions to settle the remaining claims with certain independent record companies and music publishers.
SIRIUS and XM believe that the distribution and use of their products do not violate applicable copyright laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(16) Quarterly Financial Data — Unaudited
Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2009:
Total revenue	$586,979	$590,829	$618,656	$676,173
Cost of services	(268,947)	(254,432)	(266,888)	(273,742)
Income from operations	41,061	37,235	66,355	83,673
Net (loss) income	(50,411)	(157,358)	(149,190)	14,167
Net loss per common share—basic and diluted (2)	$(0.07)	$(0.04)	$(0.04)	$—

2008: (1)
Total revenue	$270,350	$283,017	$488,443	$622,182
Cost of services	(146,344)	(141,933)	(272,360)	(302,910)
Loss from operations	(88,625)	(68,049)	(4,826,977)	(53,098)
Net loss	(104,118)	(83,899)	(4,879,427)	(245,844)
Net loss per common share—basic and diluted (2)	$(0.07)	$(0.06)	$(1.93)	$(0.08)

(1)	The results of XM Holdings are included in the periods effective August 1, 2008.

(2)	The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.
(17) Condensed Consolidating Financial Information
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
Basis of Presentation
In presenting our condensed consolidating financial statements, the equity method of accounting has been applied to (i) our interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Current assets:
Cash and cash equivalents	$171,265	$—	$—	$212,224	$—	$383,489
Accounts receivable, net	102,276	—	—	60,042	—	162,318
Due from subsidiaries/affiliates	127,110	(9)	—	930	(128,031)	—
Inventory, net	12,177	—	—	4,016	—	16,193
Prepaid expenses	25,042	—	—	75,231	—	100,273
Related party current assets	2,768	—	—	103,479	—	106,247
Deferred tax asset	7,999	—	—	64,641	—	72,640
Other current assets	12,896	—	—	5,724	—	18,620

Total current assets	461,533	(9)	—	526,287	(128,031)	859,780

Property and equipment, net	894,485	17,113	—	799,405	—	1,711,003
Investment in subsidiaries/affiliates	(673,110)	—	—	—	673,110	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	3,150	—	—	250	—	3,400
Deferred financing fees, net	3,595	—	—	5,307	—	8,902
Intangible assets, net	—	—	—	611,461	—	611,461
Goodwill	—	—	—	—	1,834,856	1,834,856
Due from subsidiaries/affiliates	—	—	—	—	—	—
Related party long-term assets	155	—	—	110,439	—	110,594
Other long-term assets	14,350	—	—	25,528	—	39,878

Total assets	$704,158	$17,104	$83,654	$4,078,677	$2,379,935	$7,263,528

Current liabilities:
Accounts payable and accrued expenses	$343,131	$—	$—	$207,803	$(7,248)	$543,686
Accrued interest	27,627	—	—	46,939	—	74,566
Due to subsidiaries/affiliates	—	17,521	477	110,032	(128,030)	—
Current portion of deferred revenue	569,742	—	—	509,215	7,248	1,086,205
Current portion of deferred credit on executory contracts	—	—	—	252,831	—	252,831
Current maturities of long-term debt	2,500	—	—	11,382	—	13,882
Related party current liabilities	3,934	—	—	101,537	—	105,471

Total current liabilities	946,934	17,521	477	1,239,739	(128,030)	2,076,641

Deferred revenue	121,286	—	—	162,656	—	283,942
Deferred credit on executory contracts	—	—	—	784,078	—	784,078
Long-term debt	1,109,893	—	—	1,502,349	186,885	2,799,127
Long-term related party debt	102,577	—	—	157,183	3,806	263,566
Deferred tax liability	7,999	—	16,908	915,275	—	940,182
Related party long-term liabilities	—	—	—	17,508	—	17,508
Other long-term liabilities	22,201	—	—	38,851	—	61,052

Total liabilities	2,310,890	17,521	17,385	4,817,639	62,661	7,226,096

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,920	—	—	—	—	3,920
Accumulated other comprehensive loss	(6,581)	—	—	(6,581)	6,581	(6,581)
Additional paid-in-capital	10,281,331	—	83,654	5,989,700	(6,073,354)	10,281,331
Retained earnings (accumulated deficit)	(11,885,402)	(417)	(17,385)	(6,722,081)	8,384,047	(10,241,238)

Total stockholders’ equity (deficit)	(1,606,732)	(417)	66,269	(738,962)	2,317,274	37,432

Total liabilities and stockholders’ equity	$704,158	$17,104	$83,654	$4,078,677	$2,379,935	$7,263,528

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Current assets:
Cash and cash equivalents	$173,647	$—	$—	$206,799	$—	$380,446
Accounts receivable, net	95,247	—	—	52,727	—	147,974
Due from subsidiaries/affiliates	64,279	—	—	2,751	(67,030)	—
Inventory, net	19,973	—	—	4,489	—	24,462
Prepaid expenses	29,852	—	—	37,351	—	67,203
Related party current assets	1,814	—	—	108,613	—	110,427
Deferred tax asset	4,992	—	—	38,051	(11,773)	31,270
Other current assets	12,521	—	—	14,953	—	27,474

Total current assets	402,325	—	—	465,734	(78,803)	789,256

Property and equipment, net	816,562	12,326	—	874,588	—	1,703,476
Investment in subsidiaries/affiliates	(525,687)	—	—	—	525,687	—
FCC licenses	—	—	83,654	2,000,000	—	2,083,654
Restricted investments	21,000	—	—	120,250	—	141,250
Deferred financing fees, net	4,400	—	—	4,797	—	9,197
Intangible assets, net	—	—	—	688,671	—	688,671
Goodwill	—	—	—	—	1,834,856	1,834,856
Related party long-term assets	—	—	—	128,357	—	128,357
Other long-term assets	46,735	—	—	34,284	—	81,019

Total assets	$765,335	$12,326	$83,654	$4,316,681	$2,281,740	$7,459,736

Current liabilities:
Accounts payable and accrued expenses	$387,747	$—	$—	$245,598	$(8,081)	$625,264
Accrued interest	25,920	—	—	50,543	—	76,463
Due to subsidiaries/affiliates	—	12,481	477	15,497	(28,455)	—
Current portion of deferred revenue	574,948	—	—	419,707	8,081	1,002,736
Current portion of deferred credit on executory contracts	—	—	—	234,774	—	234,774
Current maturities of long-term debt	4,244	—	—	355,739	39,743	399,726
Related party current liabilities	23,018	—	—	83,930	(38,575)	68,373

Total current liabilities	1,015,877	12,481	477	1,405,788	(27,287)	2,407,336

Deferred revenue	116,634	—	—	131,255	—	247,889
Deferred credit on executory contracts	—	—	—	1,037,190	—	1,037,190
Long-term debt	1,158,508	—	—	1,413,596	248,677	2,820,781
Deferred tax liability	4,990	—	14,761	886,475	(11,773)	894,453
Related party long-term liabilities	—	—	—	—	—	—
Other long-term liabilities	7,225	—	—	36,325	—	43,550

	2,303,234	12,481	15,238	4,910,629	209,617	7,451,199

Total liabilities

Commitments and contingencies

Stockholders’ equity (deficit):
Common and preferred stock	3,677	—	—	—	—	3,677
Accumulated other comprehensive loss	(7,871)	—	—	(7,871)	7,871	(7,871)
Additional paid-in-capital	9,724,991	—	83,654	5,870,502	(5,954,156)	9,724,991
Retained earnings (accumulated deficit)	(11,258,696)	(155)	(15,238)	(6,456,579)	8,018,408	(9,712,260)

Total stockholders’ equity (deficit)	(1,537,899)	(155)	68,416	(593,948)	2,072,123	8,537

Total liabilities and stockholders’ equity	$765,335	$12,326	$83,654	$4,316,681	$2,281,740	$7,459,736

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$1,174,759	$—	$—	$1,297,879	$—	$2,472,638

Cost of services	573,898	8	—	490,102	—	1,064,008
Sales and marketing	82,266	—	—	146,690	—	228,956
Subscriber acquisition costs	215,787	—	—	124,719	—	340,506
General and administrative	114,058	—	—	113,496	—	227,554
Engineering, design and development	19,360	—	—	21,671	—	41,031
Depreciation and amortization	117,416	254	—	191,780	—	309,450
Restructuring, impairments and related costs	553	—	—	32,254	—	32,807

Total operating expenses	1,123,338	262	—	1,120,712	—	2,244,312

Income (loss) from operations	51,421	(262)	—	177,167	—	228,326

Other income (expense):
Interest and investment income	1,008	—	—	2,637	—	3,645
Interest expense, net of amounts capitalized	(80,315)	—	—	(289,845)	63,740	(306,420)
Gain (loss) on change in value of embedded derivative	—	—	—	(33,534)	33,534	—
Loss on extinguishment of debt and credit facilities, net	(152,216)	—	—	(115,885)	455	(267,646)
Gain (loss) on investments	(258,954)	—	—	(7,026)	267,911	1,931
Other income (expense)	(91)	—	—	3,446	—	3,355

Income (loss) before income taxes	(439,147)	(262)	—	(263,040)	365,640	(336,809)

Income tax expense	(1,371)	—	(2,147)	(2,463)	—	(5,981)

Net income (loss)	(440,518)	(262)	(2,147)	(265,503)	365,640	(342,790)

Preferred stock beneficial conversion feature	(186,188)	—	—	—	—	(186,188)

Net income (loss) attributable to common stockholders	$(626,706)	$(262)	$(2,147)	$(265,503)	$365,640	$(528,978)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$1,151,906	$—	$—	$512,086	$—	$1,663,992

Cost of services	621,877	—	—	241,570	—	863,447
Sales and marketing	149,936	—	—	82,001	—	231,937
Subscriber acquisition costs	306,130	—	—	65,213	—	371,343
General and administrative	165,738	—	—	47,404	—	213,142
Engineering, design and development	28,838	—	—	11,658	—	40,496
Impairment of goodwill	—	—	—	6,601,046	(1,834,856)	4,766,190
Depreciation and amortization	109,370	72	—	94,310	—	203,752
Restructuring, impairments and related costs	10,434	—	—	—	—	10,434

Total operating expenses	1,392,323	72	—	7,143,202	(1,834,856)	6,700,741

Income (loss) from operations	(240,417)	(72)	—	(6,631,116)	1,834,856	(5,036,749)

Other income (expense):
Interest and investment income	5,783	—	—	3,296	—	9,079
Interest expense, net of amounts capitalized	(71,605)	—	—	(107,155)	33,927	(144,833)
Gain (loss) on change in value of embedded derivative	—	—	—	322,347	(322,347)	—
Loss on extinguishment of debt and credit facilities, net	(98,203)	—	—	—	—	(98,203)
Gain (loss) on investments	(6,451,286)	—	—	(25,762)	6,446,541	(30,507)
Other income (expense)	(4,472)	—	—	(5,127)	—	(9,599)

Income (loss) before income taxes	(6,860,200)	(72)	—	(6,443,517)	7,992,977	(5,310,812)

Income tax expense	477	—	(1,990)	(963)	—	(2,476)

Net income (loss)	$(6,859,723)	$(72)	$(1,990)	$(6,444,480)	$7,992,977	$(5,313,288)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$922,067	$—	$—	$(1)	$—	$922,066

Cost of services	539,132	—	—	1,183	—	540,315
Sales and marketing	178,164	—	—	5,049	—	183,213
Subscriber acquisition costs	406,256	—	—	1,386	—	407,642
General and administrative	155,855	—	—	8	—	155,863
Engineering, design and development	41,341	—	—	2	—	41,343
Impairment of goodwill	—	—	—	—	—	—
Depreciation and amortization	106,697	83	—	—	—	106,780
Restructuring, impairments and related costs	—	—	—	—	—	—

Total operating expenses	1,427,445	83	—	7,628	—	1,435,156

Income (loss) from operations	(505,378)	(83)	—	(7,629)	—	(513,090)

Other income (expense):
Interest and investment income	20,570	—	—	—	—	20,570
Interest expense, net of amounts capitalized	(70,328)	—	—	—	—	(70,328)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—
Gain (loss) on investments	(10,147)	—	—	—	10,147	—
Other income (expense)	31	—	—	—	—	31

Income (loss) before income taxes	(565,252)	(83)	—	(7,629)	10,147	(562,817)

Income tax expense	—	—	(2,435)	—	—	(2,435)

Net income (loss)	$(565,252)	$(83)	$(2,435)	$(7,629)	$10,147	$(565,252)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Balance, January 1, 2007	$(389,072)	$—	$72,841	$(4,471)	$(68,369)	$(389,071)

Net income (loss)	(565,252)	(83)	(2,435)	(7,629)	10,147	(565,252)
Other comprehensive income (loss)	—	—	—	—	—	—

Total comprehensive loss	(565,252)	(83)	(2,435)	(7,629)	10,147	(565,252)
Issuance of common stock to employees and employee benefit plans	19,246	—	—	—	—	19,246
Issuance of common stock to third parties	82,941	—	—	—	—	82,941
Compensation in connection with the issuance of stock-based awards	52,683	—	—	—	—	52,683
Exercise of options, $2.79 to $4.16 per share	3,532	—	—	—	—	3,532
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	3,182	—	—	—	—	3,182
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	2	—	—	—	—	2

Balance, December 31, 2007	(792,738)	(83)	70,406	(12,100)	(58,222)	(792,737)

Net income (loss)	(6,859,723)	(72)	(1,990)	(6,444,480)	7,992,977	(5,313,288)
Unrealized gain on available-for-sale securities, net of tax	(1,040)	—	—	(1,040)	1,040	(1,040)
Foreign currency translation adjustment, net of tax	(6,831)	—	—	(6,831)	6,831	(6,831)

Total comprehensive loss	(6,867,594)	(72)	(1,990)	(6,452,351)	8,000,848	(5,321,159)
Common stock issued to XM Satellite Radio Holdings stockholders	5,460,853	—	—	5,870,503	(5,870,503)	5,460,853
Restricted common stock issued to XM Satellite Radio Holdings stockholders	66,628	—	—	—	—	66,628
Issuance of common stock to employees and employee benefit plans, net of forfeitures	10,846	—	—	—	—	10,846
Issuance of common stock issued under share borrow agreements	262	—	—	—	—	262
Series A convertible preferred stock issued to XM Satellite Radio Holdings stockholders	47,095	—	—	—	—	47,095
Compensation in connection with the issuance of stock-based awards	83,610	—	—	—	—	83,610
Conversion of XM Satellite Radio Holdings vested stock-based awards	94,616	—	—	—	—	94,616
Conversion of XM Satellite Radio Holdings outstanding warrants	115,784	—	—	—	—	115,784
Exercise of options, $1.45 to $3.36 per share	208	—	—	—	—	208
Exchange of 3 1/2% Convertible Notes due 2008, including accrued interest	33,502	—	—	—	—	33,502
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	209,113	—	—	—	—	209,113
Restricted shares withheld for taxes upon vesting	(84)	—	—	—	—	(84)

Balance at December 31, 2008	$(1,537,899)	$(155)	$68,416	$(593,948)	$2,072,123	$8,537
Net income (loss)	(440,518)	(262)	(2,147)	(265,503)	365,640	(342,790)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	473	—	—	473	(473)	473
Foreign currency translation adjustment, net of tax	817	—	—	817	(817)	817

Total comprehensive loss	(439,228)	(262)	(2,147)	(264,213)	364,350	(341,500)
Issuance of preferred stock — related party, net of issuance costs	224,004	—	—	—	—	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	2,630	—	—	—	—	2,630
Structuring fee on 10% Senior PIK Secured Notes due 2011	5,918	—	—	—	—	5,918
Share-based payment expense	71,388	—	—	—	—	71,388
Issuance of restricted stock units in satisfaction of accrued compensation	31,291					31,291
Exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	35,164					35,164
Contributed capital	—	—	—	119,199	(119,199)	—

Balance at December 31, 2009	$(1,606,732)	$(417)	$66,269	$(738,962)	$2,317,274	$37,432

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$162,127	$5,041	$—	$272,843	$(6,181)	$433,830

Cash flows from investing activities:
Additions to property and equipment	(190,005)	(5,041)	—	(53,465)	—	(248,511)
Purchases of restricted and other investments	—	—	—	—	—	—
Merger related costs	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—

Net cash used in investing activities	(190,005)	(5,041)	—	(53,465)	—	(248,511)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	—	—	—	—	(3,712)
Long-term borrowings, net of costs	188,032	—	—	388,399	6,181	582,612
Related party long-term borrowings, net of costs	268,775	—	—	93,818	—	362,593
Short-term financings	—	—	—	—	—	—
Payment of premiums on redemption of debt	—	—	—	(17,075)	—	(17,075)
Repayment of related party long-term borrowings, net of costs	(251,247)	—	—	(100,000)		(351,247)
Repayment of long-term borrowings	(176,352)	—	—	(579,095)	—	(755,447)

Net cash provided by (used in) financing activities	25,496	—	—	(213,953)	6,181	(182,276)

Net (decrease) increase in cash and cash equivalents	(2,382)	—	—	5,425	—	3,043
Cash and cash equivalents at beginning of period	173,647	—	—	206,799	—	380,446

Cash and cash equivalents at end of period	$171,265	$—	$—	$212,224	$—	$383,489

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash (used in) provided by operating activities	$(159,081)	$7,581	$—	$(1,297)	$—	$(152,797)

Cash flows from investing activities:
Additions to property and equipment	(109,523)	(7,581)	—	(13,447)	—	(130,551)
Sales of property and equipment	105	—	—	—	—	105
Purchases of restricted and other investments	(3,000)	—	—	—	—	(3,000)
Acquisition of acquired entity cash	—	—	—	—	819,521	819,521
Merger related costs	(23,519)	—	—	—	—	(23,519)
Sale of restricted and other investments	40,469	—	—	25,400	—	65,869

Net cash (used in) provided by investing activities	(95,468)	(7,581)	—	11,953	819,521	728,425

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	471	—	—	—	—	471
Long-term borrowings, net of costs	—	—	—	531,743	—	531,743
Payment of premiums on redemption of debt	—	—	—	(18,693)	—	(18,693)
Payments to noncontrolling interest	—	—	—	(61,880)	—	(61,880)
Repayment of long-term borrowings	(2,500)	—	—	(1,083,143)	—	(1,085,643)

Net cash used in financing activities	(2,029)	—	—	(631,973)	—	(634,002)

Net (decrease) increase in cash and cash equivalents	(256,578)	—	—	(621,317)	819,521	(58,374)
Cash and cash equivalents at beginning of period	430,225	—	—	828,116	(819,521)	438,820

Cash and cash equivalents at end of period	$173,647	$—	$—	$206,799	$—	$380,446

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash (used in) provided by operating activities	$(156,500)	$476	$—	$7,258	$—	$(148,766)

Cash flows from investing activities:
Additions to property and equipment	(64,788)	(476)	—	—	—	(65,264)
Sales of property and equipment	641	—	—	—	—	641
Merger related costs	(29,444)	—	—	—	—	(29,444)
Purchases of restricted and other investments	(310)	—	—	—	—	(310)
Sale of restricted and other investments	40,191	—	—	—	—	40,191

Net cash used in investing activities	(53,710)	(476)	—	—	—	(54,186)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	4,097	—	—	—	—	4,097
Long-term borrowings, net of costs	244,879	—	—	—	—	244,879
Repayment of long-term borrowings	(625)	—	—	—	—	(625)

Net cash provided by financing activities	248,351	—	—	—	—	248,351

Net increase in cash and cash equivalents	38,141	—	—	7,258	—	45,399
Cash and cash equivalents at beginning of period	392,084	—	—	1,337	—	393,421

Cash and cash equivalents at end of period	$430,225	$—	$—	$8,595	$—	$438,820

SIRIUS XM RADIO INC. AND SUBSIDIARIES
Schedule II—Schedule of Valuation and Qualifying Accounts

(in thousands)	Balance	Charged to	Write-offs/	Balance
Description	January 1,	Expenses	Payments/ Other	December 31,

2007
Allowance for doubtful accounts	$5,011	9,002	(9,405)	$4,608
Deferred tax assets—valuation allowance	$1,227,195	198,897	—	$1,426,092
2008
Allowance for doubtful accounts	$4,608	21,589	(15,337)	$10,860
Deferred tax assets—valuation allowance	$1,426,092	99,659	1,950,832 (1)	$3,476,583
2009
Allowance for doubtful accounts	$10,860	30,602	(32,795)	$8,667
Deferred tax assets—valuation allowance	$3,476,583	138,749	—	$3,615,332

(1)	Adjustments to reflect allocation of the purchase price in connection with the Merger.

EXHIBIT INDEX

Exhibit	Description
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

3.4
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 29, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6
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

3.8
Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.9	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 5, 2008).

4.1	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2
Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.3
Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5
Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).

4.6
Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.7
Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).

4.8
Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3 1/4% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).

Exhibit	Description

4.9
Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.10	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.11
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

4.14
Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.15
First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.16
Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.17
Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.18
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.19
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.20
Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.21
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

4.22
Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit	Description

4.23
Note Purchase Agreement, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.24
Indenture, dated as of February 13, 2009, among the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.25	Form of 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit A of Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.26
Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.27
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

4.28
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

4.29
Registration Rights Agreement, dated as of February 13, 2009, between the Company, XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 17, 2009).

4.30
Investment Agreement, dated as of February 17, 2009, among the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.31
Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.32
Rights Agreement, dated as of April 29, 2009, between the Company and The Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2009).

4.33
Indenture, dated June 30, 2009, between XM Satellite Radio Inc. and U.S. Bank National Association relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.59 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.34
Indenture, dated as of August 24, 2009, between the Company and U.S. Bank National Association relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.35
Collateral Agreement, dated as of August 24, 2009, between the Company, certain of its subsidiaries and U.S. Bank National Association, as Collateral Agent relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit	Description
4.36
Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association, as collateral agent, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 6, 2010).

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

10.5
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

**10.10
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.11
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.12
Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.13
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit	Description
10.14
Term Credit Agreement, dated as of June 20, 2007, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2007).

10.15
Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.16
Share Lending Agreement, dated July 28, 2008, among the Company and Morgan Stanley Capital Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.17
Share Lending Agreement, dated July 28, 2008, among the Company and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.18
Underwriting Agreement, dated July 28, 2008, among the Company, Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the Share Lending Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.19	Form of Option Agreement between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.20
Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.21	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.22
Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.23
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

*10.25
Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.26
First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.27	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.28	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.29
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.30	Sirius XM Radio 401(k) Savings Plan, as amended and restated effective January 1, 2009 (filed herewith).

*10.31
Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.32
Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

Exhibit	Description
*10.33
Agreement to Forfeit Non-Qualified Stock Options, dated as of May13, 2009, between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009).

*10.34
Letter Agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009).

*10.35	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).

*10.36
Employment Agreement, dated as of July 28, 2009, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).

*10.37
Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2009).

*10.38
Separation Agreement and Release of Claims, dated as of November 12, 2009, between the Company, XM Satellite Radio Holdings Inc., XM Satellite Radio Inc, and Gary Parsons (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2009).

*10.39
Employment Agreement, dated as of January 14, 2010, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2010).

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