Form 10-Q
period 2010-03-31
SIRIUS XM RADIO INC.
filed 2010-05-07
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 001-34295

SIRIUS XM RADIO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1700207 (I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor New York, New York (Address of principal executive offices)	10020 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 30, 2010)
COMMON STOCK, $0.001 PAR VALUE	3,885,636,465 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$579,509	$559,389
Advertising revenue, net of agency fees	14,527	12,304
Equipment revenue	14,283	9,909
Other revenue	55,465	5,377

Total revenue	663,784	586,979
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	98,184	100,466
Programming and content	78,434	80,408
Customer service and billing	56,211	60,208
Satellite and transmission	20,119	20,279
Cost of equipment	7,919	7,993
Subscriber acquisition costs	89,379	73,068
Sales and marketing	49,117	51,423
Engineering, design and development	11,436	9,778
General and administrative	57,580	59,314
Depreciation and amortization	70,265	82,367
Restructuring, impairments and related costs	-	614

Total operating expenses	538,644	545,918

Income from operations	125,140	41,061
Other income (expense):
Interest expense, net of amounts capitalized	(77,868)	(67,980)
Loss on extinguishment of debt and credit facilities, net	(2,566)	(17,957)
Interest and investment loss	(3,270)	(7,168)
Other income	1,329	511

Total other expense	(82,375)	(92,594)

Income (loss) before income taxes	42,765	(51,533)
Income tax expense	(1,167)	(1,115)

Net income (loss)	41,598	(52,648)
Preferred stock beneficial conversion feature	-	(186,188)

Net income (loss) attributable to common stockholders	$41,598	$(238,836)

Net income (loss) per common share:
Basic	$0.01	$(0.07)

Diluted	$0.01	$(0.07)

Weighted average common shares outstanding:
Basic	3,677,897	3,523,888

Diluted	6,335,114	3,523,888

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,538	$383,489
Accounts receivable, net	115,870	113,580
Receivables from distributors	54,775	48,738
Inventory, net	13,968	16,193
Prepaid expenses	119,185	100,273
Related party current assets	108,453	106,247
Restricted cash	534,225	-
Deferred tax asset	75,022	72,640
Other current assets	14,849	18,620

Total current assets	1,304,885	859,780
Property and equipment, net	1,730,141	1,711,003
Long-term restricted investments	3,400	3,400
Deferred financing fees, net	61,887	66,407
Intangible assets, net	2,677,819	2,695,115
Goodwill	1,834,856	1,834,856
Related party long-term assets	107,745	111,767
Other long-term assets	19,621	39,878

Total assets	$7,740,354	$7,322,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$396,877	$543,686
Accrued interest	63,193	74,566
Current portion of deferred revenue	1,152,916	1,083,430
Current portion of deferred credit on executory contracts	259,325	252,831
Current maturities of long-term debt	452,874	13,882
Current maturities of long-term related party debt	54,874	-
Related party current liabilities	68,547	108,246

Total current liabilities	2,448,606	2,076,641
Deferred revenue	269,267	255,149
Deferred credit on executory contracts	716,197	784,078
Long-term debt	2,764,305	2,799,702
Long-term related party debt	356,895	263,579
Deferred tax liability	943,794	940,182
Related party long-term liabilities	26,599	46,301
Other long-term liabilities	62,672	61,052

Total liabilities	7,588,335	7,226,684

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at March 31, 2010 and December 31, 2009:
Series A convertible preferred stock (liquidation preference of $51,370 at March 31, 2010 and December 31, 2009); 24,808,959 shares issued and outstanding at March 31, 2010 and December 31, 2009	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 at March 31, 2010 and December 31, 2009); 12,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value $0.001; 9,000,000,000 shares authorized at March 31, 2010 and December 31, 2009; 3,885,195,021 and 3,882,659,087 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,885	3,882
Accumulated other comprehensive loss, net of tax	(5,976)	(6,581)
Additional paid-in capital	10,366,582	10,352,291
Accumulated deficit	(10,212,510)	(10,254,108)

Total stockholders’ equity	152,019	95,522

Total liabilities and stockholders’ equity	$7,740,354	$7,322,206

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual
	Convertible		Preferred Stock,				Accumulated
	Preferred Stock		Series B		Common Stock		Other	Additional		Total
							Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Net income									41,598	41,598
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $63	-	-	-	-	-	-	136	-	-	136

Total comprehensive income	-	-	-	-	-	-	-	-	-	42,203

Issuance of common stock to employees and employee benefit plans, net of forfeitures	-	-	-	-	2,535,934	3	-	1,205	-	1,208
Share-based payment expense	-	-	-	-	-	-	-	13,086	-	13,086

Balance at March 31, 2010	24,808,959	$25	12,500,000	$13	3,885,195,021	$3,885	$(5,976)	$10,366,582	$(10,212,510)	$152,019

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$41,598	$(52,648)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	70,265	82,367
Non-cash interest expense, net of amortization of premium	11,119	6,666
Provision for doubtful accounts	7,502	7,575
Amortization of deferred income related to equity method investment	(2,194)	(694)
Loss on extinguishment of debt and credit facilities, net	2,450	17,957
Loss on investments	2,729	7,906
Share-based payment expense	17,182	20,179
Deferred income taxes	1,167	1,115
Other non-cash purchase price adjustments	(58,817)	(41,150)
Changes in operating assets and liabilities:
Accounts receivable	(9,792)	(344)
Inventory	2,225	4,573
Receivables from distributors	(6,037)	(276)
Related party assets	1,285	8,880
Prepaid expenses and other current assets	(14,690)	22,104
Restricted cash	(10,160)	-
Other long-term assets	7,876	21,995
Accounts payable and accrued expenses	(115,469)	(53,339)
Accrued interest	(11,373)	(18,087)
Deferred revenue	81,034	46,927
Related party liabilities	(57,207)	(7,081)
Other long-term liabilities	1,619	(7,754)

Net cash (used in) provided by operating activities	(37,688)	66,871

Cash flows from investing activities:
Additions to property and equipment	(98,965)	(71,140)
Merger related costs	-	623
Sale of restricted and other investments	9,450	-

Net cash used in investing activities	(89,515)	(70,517)

Cash flows from financing activities:
Preferred stock issuance costs, net of costs	-	(3,712)
Long-term borrowings, net of costs	637,406	-
Related party long-term borrowings, net of costs	147,094	211,463
Payment of premiums on redemption of debt	-	(10,072)
Repayment of long-term borrowings	(248,183)	(198,993)
Restricted cash to be used for the redemption of debt	(524,065)	-

Net cash provided by (used in) financing activities	12,252	(1,314)

Net decrease in cash and cash equivalents	(114,951)	(4,960)
Cash and cash equivalents at beginning of period	383,489	380,446

Cash and cash equivalents at end of period	$268,538	$375,486

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$76,198	$85,810
Non-cash investing and financing activities:
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	-	18,000
Structuring fee on 10% Senior PIK Secured Notes due 2011	-	5,918
Preferred stock issued to Liberty Media	-	227,716
Release of restricted investments	-	138,000
Sale-leaseback of equipment	5,305	-
See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. The SIRIUS system consists of four in-orbit satellites with over 125 terrestrial repeaters, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites with over 650 terrestrial repeaters, satellite uplink facilities and studios. The terrestrial repeaters receive and retransmit signals. Subscribers can also receive certain of our music and other channels over the Internet.
          Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory- or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of rental car companies.
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
          We also have an interest in the satellite radio services offered in Canada.
          Unless otherwise indicated,
•	“we,” “us,” “our,” the “company,” “the companies” and similar terms refer to Sirius XM Radio Inc. and its consolidated subsidiaries;
•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries, excluding XM Satellite Radio Inc., and its consolidated subsidiaries; and
•	“XM” refers to XM Satellite Radio Inc. and its consolidated subsidiaries.
          In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc., a Delaware corporation, and, as a result, XM Satellite Radio Holdings Inc. became our wholly-owned subsidiary. On April 14, 2010, XM Satellite Radio Holdings Inc. merged with and into XM. XM was the surviving corporation of the merger, and as a result XM became a direct wholly-owned subsidiary of SIRIUS.
(2) Principles of Consolidation and Basis of Presentation
       Principles of Consolidation
          The accompanying unaudited consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
       Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been made.
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2009, that was filed with the SEC on February 25, 2010.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and have determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.
(3) Summary of Significant Accounting Policies
       Use of Estimates
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
          Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.
       Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. In connection with the adoption, we have revised our original estimate of the fair value of the share-lending arrangements from $378,000 to $70,960 as a result of modifications to the valuation methodology and the inclusion of market participant information obtained in the first quarter of 2010. The following table reflects the retrospective adoption of EITF No. 09-1 on our December 31, 2009 consolidated balance sheet:

	As Originally	Retrospective	As Currently
Balance Sheet Line Item:	Reported	Adjustments	Reported

Deferred financing fees, net	$8,902	$57,505	$66,407
Related party long-term assets, net of current portion	110,594	1,173	111,767
Long-term debt, net of current portion	2,799,127	575	2,799,702
Long-term related party debt, net of current portion	263,566	13	263,579
Additional paid-in capital	10,281,331	70,960	10,352,291
Accumulated deficit	(10,241,238)	(12,870)	(10,254,108)
          For the three months ended March 31, 2009, we originally reported Interest expense and Net loss attributable to common stockholders of $65,743 and $236,599, respectively. The retrospective adoption of EITF No. 09-1 resulted in additional Interest expense of $2,237 and resulted in revised Interest expense and Net loss attributable to common stockholders of $67,980 and $238,836, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          For the three months ended March 31, 2010, we recorded $2,427 in Interest expense related to the amortization of the issuance costs associated with the share-lending arrangement and other issuance costs. As of March 31, 2010, the unamortized balance of the debt issuance costs was $58,911, with $57,733 recorded in Deferred financing fees, net, and $1,178 recorded in Long-term related party assets. As of March 31, 2010, the fair value of the remaining 202,400,000 loaned shares was estimated to be $176,088.
          In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures about Fair Value Measurements, which requires expanded disclosures for significant transfers in and out of Level 1 and 2 fair value measurements including reasons for such transfers. Additionally, in the reconciliation for fair value measurements using Level 3 inputs, reporting entities should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the applicable guidance on January 1, 2010, with no impact to our disclosures as fair value disclosures are not included due to immateriality.
          In February 2010, the FASB issued ASU No. 2010-9, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU No. 2010-9 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated (thus alleviating potential conflicts between ASC subtopic 855-10 and the SEC’s requirements). ASU No. 2010-9 was immediately effective. We adopted this guidance immediately, which has impacted our disclosures.
       Earnings per Share (“EPS”)
          Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. For the three months ended March 31, 2010, common stock equivalents of approximately 714,293,000 were not included in the calculation of diluted net income per common share as the effect would have been anti-dilutive. Due to the net loss for the three months ended March 31, 2009, all common stock equivalents of 3,272,091,000 were excluded from net loss per common share because they were anti-dilutive.
       Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
          Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2010	2009

Gross accounts receivable	$124,306	$122,247
Allowance for doubtful accounts	(8,436)	(8,667)

Total accounts receivable, net	$115,870	$113,580

       Inventory
          Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Inventory, net, consists of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$16,581	$17,370
Finished goods	18,987	19,704
Allowance for obsolescence	(21,600)	(20,881)

Total inventory, net	$13,968	$16,193

       Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
          The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm. As of March 31, 2010 and December 31, 2009, the carrying value of our debt was $3,628,948 and $3,077,163, respectively; and the fair value approximated $3,445,793 and $3,195,375, respectively.
       Reclassifications
          Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
          Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. During the three months ended March 31, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for our goodwill.
(5) Intangible Assets
          Intangible assets consisted of the following:

		March 31, 2010			December 31, 2009
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$-	$2,083,654	$2,083,654	$-	$2,083,654
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(105,170)	$274,830	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(16,360)	58,640	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(7,626)	8,926	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(333)	1,667	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(30)	102	132	(25)	107

Total intangible assets		$2,807,338	$(129,519)	$2,677,819	$2,807,338	$(112,223)	$2,695,115

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
          Prior to expiration, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2010, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. During the three months ended March 31, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $17,296 and $20,430 for the three months ended March 31, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$48,620
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangibles assets, net	$344,165

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(6) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from our agreements with daily rental fleet operators, non-refundable activation and other fees and the effects of rebates. Revenues received from OEMs automakers for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period, after sale or subscriber activation.
          Subscriber revenue consists of the following:

	For the Three Months
	Ended March 31,
	2010	2009

Subscription fees	$574,757	$553,572
Activation fees	4,788	6,056
Effect of rebates	(36)	(239)

Total subscriber revenue	$579,509	$559,389

(7) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months
	Ended March 31,
	2010	2009

Interest costs charged to expense	$77,868	$67,980
Interest costs capitalized	14,177	16,126

Total interest costs incurred	$92,045	$84,106

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $11,119 and $6,666 for the three months ended March 31, 2010 and 2009, respectively.
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	March 31,	December 31,
	2010	2009

Satellite system	$1,694,769	$1,680,732
Terrestrial repeater network	111,233	108,841
Leasehold improvements	43,483	43,480
Broadcast studio equipment	50,322	49,965
Capitalized software and hardware	146,785	146,035
Satellite telemetry, tracking and control facilities	56,011	55,965
Furniture, fixtures, equipment and other	62,703	57,536
Land	38,411	38,411
Building	56,435	56,424
Construction in progress	479,514	430,543

Total property and equipment	2,739,666	2,667,932
Accumulated depreciation and amortization	(1,009,525)	(956,929)

Property and equipment, net	$1,730,141	$1,711,003

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Construction in progress consists of the following:

	March 31,	December 31,
	2010	2009

Satellite system	$447,747	$398,425
Terrestrial repeater network	17,194	19,396
Other	14,573	12,722

Construction in progress	$479,514	$430,543

          Depreciation and amortization expense on property and equipment was $52,969 and $61,937 for the three months ended March 31, 2010 and 2009, respectively.
     Satellites
          SIRIUS’ original three orbiting satellites were successfully launched in 2000. Our spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ original three-satellite constellation and terrestrial repeater network were placed into service in 2002. In June 2009, SIRIUS launched a fourth satellite into a geostationary orbit and placed it into service in August 2009 along with SIRIUS’ other three non-geostationary orbiting satellites.
          SIRIUS has an agreement with Space Systems/Loral for the design and construction of a sixth SIRIUS satellite (“FM-6”). In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket.
          XM owns four orbiting satellites; XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 currently transmit the XM signal. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket.
          During the three months ended March 31, 2010, we capitalized interest and expenses related to the build out and launch vehicle of the FM-6 and XM-5 satellites to be launched in the future.
(9) Related Party Transactions
          We had the following related party transaction balances at March 31, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Current maturies of related		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		party long-term debt		long-term debt
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Liberty Media	$59	$-	$2,102	$1,974	$6,561	$8,523	$-	$-	$54,874	$-	$356,895	$263,579
SIRIUS Canada	3,947	2,327	-	-	-	-	-	-	-	-	-	-
XM Canada	1,201	1,011	27,613	24,429	2,775	2,775	26,599	28,793	-	-	-	-
General Motors	101,105	99,995	78,030	85,364	55,132	93,107	-	17,508	-	-	-	-
American Honda	2,141	2,914	-	-	4,079	3,841	-	-	-	-	-	-

Total	$108,453	$106,247	$107,745	$111,767	$68,547	$108,246	$26,599	$46,301	$54,874	$-	$356,895	$263,579

     Liberty Media
          On February 17, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The Series B Preferred Stock is convertible into approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). Liberty Media has agreed not to acquire more than 49.9% of our outstanding common stock prior to March 2012 except that Liberty Media may acquire more than 49.9% of our outstanding common stock at any time after March 2011 pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Media or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during such three year period.
          Liberty Media has advised us that as of March 31, 2010 and December 31, 2009, respectively, it owned the following principal amounts of our debt, excluding discounts of $17,452 and $15,642, respectively:

	March 31,	December 31,
	2010	2009

9⅝% Senior Notes due 2013	$55,221	$55,221
8.75% Senior Notes due 2015	150,000	-
9.75% Senior Secured Notes due 2015	50,000	50,000
11.25% Senior Secured Notes due 2013	87,000	87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total	$429,221	$279,221

          As of March 31, 2010 and December 31, 2009, we recorded $6,561 and $8,523, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense related to Liberty Media of $9,062 and $11,741 for the three months ended March 31, 2010 and 2009, respectively.
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
          We recorded the following revenue from SIRIUS Canada in connection with the agreement above. Royalty income is included in Other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months
	Ended March 31,
	2010	2009

Royalty income	$1,676	$844
Dividend income	226	125

Total revenue from SIRIUS Canada	$1,902	$969

          Receivables recorded relating to royalty income and dividend income were fully utilized to absorb a portion of our proportionate share of net losses generated by SIRIUS Canada during the three months ended March 31, 2010. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended March 31, 2010 and 2009 were $2,441 and $1,998, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     XM Canada
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years. XM receives a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term.
          The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is amortized on a straight-line basis over the expected term of the agreements. As of March 31, 2010 and December 31, 2009, the carrying value of Deferred revenue related to XM Canada was $29,374 and $31,568, respectively.
          XM has extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of March 31, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in Related party long-term assets were $20,824 and $18,429, respectively. The balance as of March 31, 2010 included a $726 valuation allowance related to the equity net loss from our investment in XM Canada shares.
          As of March 31, 2010 and December 31, 2009, amounts due from XM Canada also included $6,789 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations, in connection with the agreements above:

	For the Three Months
	Ended March 31,
	2010	2009

Amortization of XM Canada deferred income	$694	$694
Subscriber and activation fee royalties	2,347	114
Licensing fee revenue	1,500	1,500
Advertising reimbursements	333	367

Total revenue from XM Canada	$4,874	$2,675

     General Motors and American Honda
          XM has a long-term distribution agreement with General Motors Company (“GM”). GM has a representative on our board of directors and is considered a related party. Mr. Huber is not standing for reelection at our Annual Meeting of Stockholders scheduled for May 27, 2010, and GM will no longer be a related party following his term as a director. During the term of the agreement, GM has agreed to distribute the XM service. XM subsidizes a portion of the cost of XM radios and makes incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. XM also shares with GM a percentage of the subscriber revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          XM has an agreement to make a certain amount of its bandwidth available to American Honda. American Honda has a representative on our board of directors and is considered a related party. Mr. Mendel is not standing for reelection at our Annual Meeting of Stockholders scheduled for May 27, 2010, and American Honda will no longer be a related party following his term as a director. American Honda’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. XM makes incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.
          We recorded the following total revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Three Months
	Ended March 31,
	2010	2009

GM	$7,764	$6,992
American Honda	2,887	2,832

Total	$10,651	$9,824

          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended March 31,
	2010		2009
		American		American
	GM	Honda	GM	Honda

Sales and marketing	$7,799	$-	$8,094	$-
Revenue share and royalties	9,067	1,831	17,674	1,435
Subscriber acquisition costs	10,487	1,226	9,261	1,331
Customer service and billing	75	-	90	-
Interest expense, net of amounts capitalized	1,421	-	336	-

Total	$28,849	$3,057	$35,455	$2,766

(10) Restricted Cash and Investments
          Restricted cash and investments consist of the following:

	March 31,	December 31,
	2010	2009

Investment in SIRIUS Canada	$-	$-
Investment in XM Canada	-	2,390
Investment in XM Canada debentures	3,169	2,970
Auction rate certificates	-	8,556
Restricted cash and investments	537,625	3,400

Total restricted cash and investments	$540,794	$17,316

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Canadian Entities
          Our investments in SIRIUS Canada and XM Canada (“the Canadian Entities”) are recorded using the equity method since we have a significant influence, but do not control the Canadian Entities. Under this method, our investments in the Canadian Entities, originally recorded at cost, are adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund the Canadian Entities. We have a 49.9% economic interest in SIRIUS Canada and a 23.33% economic interest in XM Canada.
          Our share of net earnings or losses of the Canadian Entities is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations. As it relates to XM Canada, this is done on a one month lag. We evaluate the Canadian Entities periodically and record an impairment charge to Interest and investment income (loss) in our unaudited consolidated statements of operations if we determine that decreases in fair value are considered to be other than temporary. In addition, any payments received from the Canadian Entities in excess of the carrying value of our investments in, advances and commitments to such entity is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations.
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months
	Ended March 31,
	2010	2009

Share of SIRIUS Canada net loss	$(1,902)	$(969)
Share of XM Canada net loss	(3,151)	(3,903)
Impairment of XM Canada	-	(3,034)
Realized gain on sale of auction rate certificates	425	-

Total	$(4,628)	$(7,906)

          In addition, during the three months ended March 31, 2010, we recorded $35 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          XM holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of March 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,164 and $5, respectively. As of December 31, 2009, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the three months ended March 31, 2010.
     Restricted Cash and Investments
          As of March 31, 2010, restricted cash included $534,225 of proceeds from the issuance of our 8.75% Senior Notes due 2015 on March 12, 2010 which were used to repay in full our obligations under the 9⅝% Senior Notes due 2013 on April 16, 2010.
          Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of March 31, 2010 and December 31, 2009, Long-term restricted investments were $3,400 and $3,400, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	March 31,	December 31,
	(per share)	2010	2009

SIRIUS Debt
3 1/4% Convertible Notes due 2011 (a)	$5.30	230,000	230,000
Less: discount		(1,185)	(1,371)
Senior Secured Term Loan due 2012 (b)	N/A	-	244,375
9⅝% Senior Notes due 2013 (c)	N/A	500,000	500,000
Less: discount		(3,144)	(3,341)
8.75% Senior Notes due 2015 (d)	N/A	800,000	-
Less: discount		(13,915)	-
9.75% Senior Secured Notes due 2015 (e)	N/A	257,000	257,000
Less: discount		(11,316)	(11,695)
XM Debt
10% Senior PIK Secured Notes due 2011 (f)	N/A	113,685	113,685
Less: discount		(6,135)	(7,325)
11.25% Senior Secured Notes due 2013 (g)	N/A	525,750	525,750
Less: discount		(30,398)	(32,259)
13% Senior Notes due 2013 (h)	N/A	778,500	778,500
Less: discount		(72,610)	(76,601)
9.75% Senior Notes due 2014 (i)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (j)	$1.875	550,000	550,000
Less: discount		(8,748)	(9,119)
Other debt:
Capital leases	N/A	16,204	14,304

Total debt		3,628,948	3,077,163
Less: current maturities
Related party		54,874	-
Non-related party		452,874	13,882

Total current maturities		507,748	13,882
Total long-term		3,121,200	3,063,281
Less: related party		356,895	263,579

Total long-term, excluding related party		$2,764,305	$2,799,702

SIRIUS Debt
     (a) 3 1/4% Convertible Notes due 2011
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     (b) Senior Secured Term Loan due 2012
          In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provided for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which was fully drawn. Interest under the Senior Secured Term Loan was based, at our option, on (i) adjusted LIBOR plus 2.25% or (ii) the higher of (a) the prime rate and (b) the Federal Funds Effective Rate plus 1/2 of 1.00%, plus 1.25%. On March 16, 2010, we used net proceeds of $244,714 from the sale of our 8.75% Senior Notes due 2015 to repay the Senior Secured Term Loan. This amount included accrued and unpaid interest of $339. We recorded an aggregate loss on extinguishment on the Senior Secured Term Loan of $2,450 consisting of deferred financing fees to Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (c) 9⅝% Senior Notes due 2013
          In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9⅝% Senior Notes due 2013 (the “9⅝% Notes”). The obligations under the 9⅝% Notes were not secured by any of our assets. On April 16, 2010, we used net proceeds of $534,091 from the sale of our 8.75% Senior Notes due 2015 to redeem the 9⅝% Notes. This amount included accrued and unpaid interest of $10,026 and a repayment premium of $24,065. We will record in the second quarter of 2010, an aggregate loss on extinguishment on the 9⅝% Notes of $27,705 consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (d) 8.75% Senior Notes due 2015
          In March 2010, SIRIUS issued $800,000 aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2010, at a rate of 8.75% per annum. The 8.75% Notes mature on April 1, 2015. The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. Certain of the domestic wholly-owned subsidiaries of SIRIUS guarantee SIRIUS’ obligations under the 8.75% Notes on a senior unsecured basis. SIRIUS operates XM as an unrestricted subsidiary under the 8.75% Notes indenture.
     (e) 9.75% Senior Secured Notes due 2015
          In August 2009, SIRIUS issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year at a rate of 9.75% per annum. The 9.75% Notes mature on September 1, 2015. The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708.
          Certain of the domestic subsidiaries of SIRIUS guarantee SIRIUS’ obligations under the 9.75% Notes. The 9.75% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of SIRIUS and the guarantors other than certain excluded assets (including cash, accounts receivable and certain inventory). SIRIUS operates XM as an unrestricted subsidiary under the 9.75% Notes indenture.
XM Debt
     (f) 10% Senior PIK Secured Notes due 2011
          XM has outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semi-annually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% per annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date.
          The PIK Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors.
          On April 28, 2010, we announced XM’s redemption of all of its outstanding PIK Notes, at a price of 100% plus accrued interest on June 1, 2010. We will recognize an aggregate loss on extinguishment of the PIK Notes of $4,138 in the second quarter of 2010, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     (g) 11.25% Senior Secured Notes due 2013
          In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352.
          Substantially all the domestic subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM and the guarantors.
     (h) 13% Senior Notes due 2013
          In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature on August 1, 2013. Substantially all the domestic subsidiaries of XM guarantee XM’s obligations under the 13% Notes.
     (i) 9.75% Senior Notes due 2014
          XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “XM 9.75% Notes”). Interest on the XM 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The XM 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the XM 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, XM may redeem the XM 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. Substantially all the domestic subsidiaries of XM guarantee XM’s obligations under the XM 9.75% Notes.
          In March 2009, XM executed and delivered a Third Supplemental Indenture (the “XM 9.75% Notes Supplemental Indenture”). The XM 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the XM 9.75% Notes.
     (j) 7% Exchangeable Senior Subordinated Notes due 2014
          In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. Substantially all the domestic subsidiaries of XM have guaranteed the Exchangeable Notes on a senior subordinated basis.
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
     Covenants and Restrictions
          Our debt generally requires compliance with certain financial covenants, that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage ratio would be no greater than 6.00 to 1 pro forma for the incurrence, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. SIRIUS operates XM as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments.
          Under our debt agreements, the following generally constitute an event of default: (1) a default in the payment of interest; (2) a default in the payment of principal; (3) failure to comply with covenants; (4) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (5) certain events of bankruptcy; (6) judgment for payment of money exceeding a specified aggregate amount; (7) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          At March 31, 2010, we were in compliance with all our debt covenants.
(12) Stockholders’ Equity
       Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2010 and December 31, 2009. There were 3,885,195,021 and 3,882,659,087 shares of common stock issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.
          As of March 31, 2010, approximately 3,636,270,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008 under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008. The returned shares were retired upon receipt. As of March 31, 2010, there were 202,400,000 shares on loan under the facilities.
          Under each share lending agreement, the share loan will terminate in whole or in part, as the case may be, and the relevant borrowed shares must be returned to us upon the earliest of the following: (i) the share borrower terminates all or a portion of the loan between it and us, (ii) we notify the share borrower that some of the Exchangeable Notes as to which borrowed shares relate have been exchanged, repaid or repurchased or are otherwise no longer outstanding, (iii) the maturity date of the Exchangeable Notes, December 1, 2014, (iv) the date as of which the entire principal amount of the Exchangeable Notes ceases to be outstanding as a result of exchange, repayment, repurchase or otherwise or (v) the termination of the share lending agreement by the share borrower or by us upon default by the other party, including the bankruptcy of us or the share borrower or, in the case of the MS share lending agreement, the guarantor. A share borrower may delay the return of borrowed shares for up to 30 business days (or under certain circumstances, up to 60 business days) if such share borrower is legally prevented from returning the borrowed shares to us, in which case the share borrower may, under certain circumstances, choose to pay us the value of the borrowed shares in cash instead of returning the borrowed shares. Once borrowed shares are returned to us, they may not be re-borrowed under the share lending agreements. There were no requirements for the share borrowers to provide collateral.
          The shares we loaned to the share borrowers are issued and outstanding for corporate law purposes, and holders of borrowed shares (other than the share borrowers) have the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP as currently in effect, however, the borrowed shares are not considered outstanding for the purpose of computing and reporting our net income (loss) per common share. The accounting method may change if, due to a default by either UBS or MS (or Morgan Stanley, as guarantor), the borrowed shares, or the equivalent value of those shares, will not be returned to us as required under the share lending agreements.
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized expense associated with these shares of $1,641 in each of the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was a $5,779 remaining balance of common stock value included in Other current assets. As of December 31, 2009, there was a $7,420 remaining balance of common stock value included in Other current assets and Other long-term assets in the amount of $5,852 and $1,568, respectively.
       Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2010 and December 31, 2009. There were 24,808,959 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of March 31, 2010 and December 31, 2009. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of March 31, 2010 and December 31, 2009. There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of March 31, 2010 and December 31, 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The Series A Preferred Stock is redeemable at the option of the holder at any time for an equal number of shares of our common stock.
          The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock, the Series A Preferred Stock, and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock and the Series A Preferred Stock.
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
       Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of March 31, 2010, approximately 46,946,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $3.00 per share were outstanding. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We recognized aggregate warrant related expense of $0 and $2,522 for the three months ended March 31, 2010 and 2009, respectively.
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
          The Rights Plan will continue in effect until August 1, 2011, unless it is terminated or redeemed earlier by our board of directors. We will submit the Rights Plan to a stockholder vote at our Annual Meeting of Stockholders scheduled for May 27, 2010, and the failure to obtain this approval will result in a termination of the Rights Plan.
(13) Benefits Plans
          We maintain five share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. We recognized share-based payment expense of $17,182 and $20,179 for the three months ended March 31, 2010 and 2009, respectively. We did not realize any income tax benefits from share-based benefits plans during the three months ended March 31, 2010 and 2009, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2010, approximately 263,063,000 shares of common stock were available for future grants under the 2009 Plan.
       Other Plans
          SIRIUS and XM maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock-based awards. No further awards may be made under these plans. Outstanding awards under these plans are being continued.
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors during the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,

	2010		2009

Risk-free interest rate	2.6%		N/A
Expected life of options - years	5.06		N/A
Expected stock price volatility	85%		N/A
Expected dividend yield		$-	N/A

          There were no options granted during the three months ended March 31, 2009.
          The following table summarizes the range of assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors, during the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,

	2010	2009

Risk-free interest rate	N/A	2.1%
Expected life - years	N/A	6.19
Expected stock price volatility	N/A	166%
Expected dividend yield	N/A		$-

          There were no options granted during the three months ended March 31, 2010.
          The following table summarizes stock option activity under our share-based payment plans for the three months ended March 31, 2010 (shares in thousands):

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, December 31, 2009	364,792	$1.44
Granted	13,165	0.67
Exercised	-	-
Forfeited, cancelled or expired	(5,983)	3.33

Outstanding, March 31, 2010	371,974	1.38	6.78	$98,075

Exercisable, March 31, 2010	79,826	$4.18	4.38	$1,097

          The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.46 and $0, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $0 as no options were exercised in either period.
          We recognized share-based payment expense associated with stock options of $10,528 and $12,255 for the three months ended March 31, 2010 and 2009, respectively.
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the three months ended March 31, 2010 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, December 31, 2009	6,919	$2.65
Granted	-	-
Vested	(2,085)	2.81
Forfeited	(149)	2.69

Nonvested, March 31, 2010	4,685	$2.58

          The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2010 and 2009 was $0 as no shares were granted in either period. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2010 and 2009 was $1,765 and $934, respectively.
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $2,558 and $6,857 for the three months ended March 31, 2010 and 2009, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at March 31, 2010 and December 31, 2009, net of estimated forfeitures, was $107,143 and $114,068, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of March 31, 2010.
       401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius Plan”) for eligible employees. During 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “XM Plan”) into the Sirius Plan. All eligible employees under the XM Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.
          The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Matching contributions under the Sirius Plan vest at a rate of 33⅓% for each year of employment and are fully vested after three years of employment. Expense resulting from the matching contribution to the plans was $1,205 and $923 for the three months ended March 31, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We may also elect to contribute to the profit sharing portion of the Sirius Plan based upon the total eligible compensation of eligible participants. These additional contributions, in the form of shares of common stock, referred to as profit-sharing contributions, are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense (benefit) was $1,250 and ($3,721) for the three months ended March 31, 2010 and 2009, respectively.
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of March 31, 2010:

	Remaining
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt obligations	$509,074	$347,959	$1,538	$1,305,386	$555,442	$1,057,000	$3,776,399
Cash interest payments	228,782	312,689	294,620	264,919	133,816	60,058	1,294,884
Satellite and transmission	138,274	67,160	2,365	2,370	10,856	11,327	232,352
Programming and content	143,335	167,326	127,777	33,259	10,350	4,000	486,047
Marketing and distribution	32,057	28,780	18,761	7,015	3,090	1,500	91,203
Satellite incentive payments	6,012	8,851	10,505	11,099	10,807	63,535	110,809
Operating lease obligations	31,427	24,777	20,332	16,449	10,721	6,167	109,873
Other	39,258	20,112	7,395	3	-	-	66,768

Total	$1,128,219	$977,654	$483,293	$1,640,500	$735,082	$1,203,587	$6,168,335

          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt. Included in the “Remaining 2010” column in the chart above as the current portion of long-term debt, is the aggregate principal balance of $500,000 of the 9⅝% Notes. The 9⅝% Notes, originally scheduled to mature in 2012, were called for redemption in March 2010 and redeemed on April 16, 2010. On April 28, 2010, we announced XM’s redemption of all of its outstanding 10% Senior PIK Secured Notes, contractually scheduled to mature in 2011, at a price of 100% plus accrued interest. The table above continues to reflect the contractual payments of interest and principal for these notes in 2010 and 2011.
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
          SIRIUS has an agreement with Space Systems/Loral to design and construct a sixth satellite. In January 2008, SIRIUS entered into an agreement with ILS to secure a satellite launch on a Proton rocket.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of March 31, 2010, we have accrued $28,088 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
          Space Systems/Loral, the manufacturer of SIRIUS’ fifth in-orbit satellite, may be entitled to future in-orbit performance payments. As of March 31, 2010, we have accrued $13,980 related to contingent performance payments for FM-5 based on expected operating performance over its fifteen-year design life.
          Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.
          Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.
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
          Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought, or threatened to bring, actions against SIRIUS and XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3 line of radios, the SIRIUS S50 and the SIRIUS Stiletto line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief. XM has settled these claims with the major record companies and a significant number of music publishers. XM is in discussions to settle these claims with certain independent record companies and other music publishers.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(15) Condensed Consolidating Financial Information
          Sirius Asset Management, LLC and Satellite CD Radio, Inc. (collectively, the “Guarantor Subsidiaries”) are our wholly-owned subsidiaries. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by us in connection with certain of our financings. Our unrestricted subsidiary, XM, and its consolidated subsidiaries are non-guarantor subsidiaries.
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
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$310,433	$-	$-	$353,351	$-	$663,784

Cost of services	143,907	-	-	116,960	-	260,867
Subscriber acquisition costs	57,127	-	-	32,252	-	89,379
Sales and marketing	16,531	-	-	32,586	-	49,117
Engineering, design and development	6,206	-	-	5,230	-	11,436
General and administrative	31,042	-	-	26,538	-	57,580
Depreciation and amortization	32,614	182	-	37,469	-	70,265
Restructuring, impairments and related costs	-	-	-	-	-	-

Total operating expenses	287,427	182	-	251,035	-	538,644

Income (loss) from operations	23,006	(182)	-	102,316	-	125,140

Other income (expense):
Interest expense, net of amounts capitalized	(22,608)	-	-	(59,999)	4,739	(77,868)
Loss on extinguishment of debt and credit facilities, net	(2,558)	-	-	(8)	-	(2,566)
Loss on change in value of embedded derivative	-	-	-	(37,291)	37,291	-
Interest and investment income (loss)	1,729	-	-	(1,622)	(3,377)	(3,270)
Other income	-	-	-	1,329	-	1,329

Income (loss) before income taxes	(431)	(182)	-	4,725	38,653	42,765

Income tax expense	-	-	(538)	(629)	-	(1,167)

Net income (loss)	(431)	(182)	(538)	4,096	38,653	41,598

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(431)	$(182)	$(538)	$4,096	$38,653	$41,598

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$284,558	$-	$-	$302,421	$-	$586,979

Cost of services	139,571	-	-	129,783	-	269,354
Subscriber acquisition costs	46,740	-	-	26,328	-	73,068
Sales and marketing	15,700	-	-	35,723	-	51,423
Engineering, design and development	5,027	-	-	4,751	-	9,778
General and administrative	27,562	-	-	31,752	-	59,314
Depreciation and amortization	27,405	135	-	54,827	-	82,367
Restructuring, impairments and related costs	614	-	-	-	-	614

Total operating expenses	262,619	135	-	283,164	-	545,918

Income (loss) from operations	21,939	(135)	-	19,257	-	41,061

Other income (expense):
Interest expense, net of amounts capitalized	(15,976)	-	-	(67,911)	15,907	(67,980)
Loss on extinguishment of debt and credit facilities, net	(17,330)	-	-	(627)	-	(17,957)
Loss on change in value of embedded derivative	-	-	-	(58,203)	58,203	-
Interest and investment income (loss)	(115,516)	-	-	(6,409)	114,757	(7,168)
Other income	125	-	-	386	-	511

Income (loss) before income taxes	(126,758)	(135)	-	(113,507)	188,867	(51,533)

Income tax expense	-	-	(537)	(578)	-	(1,115)

Net income (loss)	(126,758)	(135)	(537)	(114,085)	188,867	(52,648)

Preferred stock beneficial conversion feature	(186,188)	-	-	-	-	(186,188)

Net income (loss) attributable to common stockholders	$(312,946)	$(135)	$(537)	$(114,085)	$188,867	$(238,836)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$97,101	$-	$-	$171,437	$-	$268,538
Accounts receivable, net	104,720	-	-	65,925	-	170,645
Due from subsidiaries/affiliates	122,729	3,021	-	4,192	(129,942)	-
Inventory, net	9,200	-	-	4,768	-	13,968
Prepaid expenses	51,244	-	-	67,941	-	119,185
Related party current assets	4,471	-	-	103,982	-	108,453
Deferred tax asset	7,151	-	-	67,871	-	75,022
Restricted cash	534,225	-	-	-	-	534,225
Other current assets	11,626	-	-	3,223	-	14,849

Total current assets	942,467	3,021	-	489,339	(129,942)	1,304,885

Property and equipment, net	886,669	16,931	-	826,541	-	1,730,141
Investment in subsidiaries/affiliates	(596,993)	-	-	-	596,993	-
Restricted investments	3,150	-	-	250	-	3,400
Deferred financing fees, net	1,623	-	-	66,906	(6,642)	61,887
Intangible assets, net	-	-	83,654	2,594,165	-	2,677,819
Goodwill	-	-	-	-	1,834,856	1,834,856
Due from subsidiaries/affiliates	-	-	-	-	-	-
Related party long-term assets	361	-	-	107,520	(136)	107,745
Other long-term assets	11,472	-	-	8,149	-	19,621

Total assets	$1,248,749	$19,952	$83,654	$4,092,870	$2,295,129	$7,740,354

Current liabilities:
Accounts payable and accrued expenses	$236,766	$-	$-	$167,428	$(7,317)	$396,877
Accrued interest	14,524	-	-	48,669	-	63,193
Due to subsidiaries/affiliates	-	20,551	477	108,842	(129,870)	-
Current portion of deferred revenue	599,302	-	-	546,366	7,248	1,152,916
Current portion of deferred credit on executory contracts	-	-	-	259,325	-	259,325
Current maturities of long-term debt	443,411	-	-	9,463	-	452,874
Current maturities of related party long-term debt	54,874	-	-	-	-	54,874
Related party current liabilities	1,803	-	-	66,744	-	68,547

Total current liabilities	1,350,680	20,551	477	1,206,837	(129,939)	2,448,606

Deferred revenue	123,350	-	-	145,917	-	269,267
Deferred credit on executory contracts	-	-	-	716,197	-	716,197
Long-term debt	1,069,270	-	-	1,542,218	152,817	2,764,305
Long-term related party debt	195,189	-	-	158,595	3,111	356,895
Deferred tax liability	7,151	-	17,446	919,197	-	943,794
Related party long-term liabilities	-	-	-	26,599	-	26,599
Other long-term liabilities	23,237	-	-	39,435	-	62,672

Total liabilities	2,768,877	20,551	17,923	4,754,995	25,989	7,588,335

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,923	-	-	-	-	3,923
Accumulated other comprehensive loss	(5,976)	-	-	(5,976)	5,976	(5,976)
Additional paid-in-capital	10,404,643	-	83,654	6,060,660	(6,182,375)	10,366,582
Retained earnings (accumulated deficit)	(11,922,718)	(599)	(17,923)	(6,716,809)	8,445,539	(10,212,510)

Total stockholders’ equity (deficit)	(1,520,128)	(599)	65,731	(662,125)	2,269,140	152,019

Total liabilities and stockholders’ equity	$1,248,749	$19,952	$83,654	$4,092,870	$2,295,129	$7,740,354

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$171,265	$-	$-	$212,224	$-	$383,489
Accounts receivable, net	102,276	-	-	60,042	-	162,318
Due from subsidiaries/affiliates	127,110	-	-	930	(128,040)	-
Inventory, net	12,177	-	-	4,016	-	16,193
Prepaid expenses	25,042	-	-	75,231	-	100,273
Related party current assets	2,768	-	-	103,479	-	106,247
Deferred tax asset	7,999	-	-	64,641	-	72,640
Other current assets	12,896	-	-	5,724	-	18,620

Total current assets	461,533	-	-	526,287	(128,040)	859,780

Property and equipment, net	894,485	17,113	-	799,405	-	1,711,003
Investment in subsidiaries/affiliates	(600,976)	-	-	-	600,976	-
Restricted investments	3,150	-	-	250	-	3,400
Deferred financing fees, net	3,595	-	-	68,571	(5,759)	66,407
Intangible assets, net	-	-	83,654	2,611,461	-	2,695,115
Goodwill	-	-	-	-	1,834,856	1,834,856
Due from subsidiaries/affiliates	-	-	-	-	-	-
Related party long-term assets	155	-	-	111,730	(118)	111,767
Other long-term assets	14,350	-	-	25,528	-	39,878

Total assets	$776,292	$17,113	$83,654	$4,143,232	$2,301,915	$7,322,206

Current liabilities:
Accounts payable and accrued expenses	$343,131	$-	$-	$207,803	$(7,248)	$543,686
Accrued interest	27,627	-	-	46,939	-	74,566
Due to subsidiaries/affiliates	-	17,530	477	110,032	(128,039)	-
Current portion of deferred revenue	569,742	-	-	506,440	7,248	1,083,430
Current portion of deferred credit on executory contracts	-	-	-	252,831	-	252,831
Current maturities of long-term debt	2,500	-	-	11,382	-	13,882
Related party current liabilities	3,934	-	-	104,312	-	108,246

Total current liabilities	946,934	17,530	477	1,239,739	(128,039)	2,076,641

Deferred revenue	121,286	-	-	133,863	-	255,149
Deferred credit on executory contracts	-	-	-	784,078	-	784,078
Long-term debt	1,109,893	-	-	1,494,921	194,888	2,799,702
Long-term related party debt	102,577	-	-	157,032	3,970	263,579
Deferred tax liability	7,999	-	16,908	915,275	-	940,182
Related party long-term liabilities	-	-	-	46,301	-	46,301
Other long-term liabilities	22,201	-	-	38,851	-	61,052

Total liabilities	2,310,890	17,530	17,385	4,810,060	70,819	7,226,684

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,920	-	-	-	-	3,920
Accumulated other comprehensive loss	(6,581)	-	-	(6,581)	6,581	(6,581)
Additional paid-in-capital	10,383,617	-	83,654	6,060,660	(6,175,640)	10,352,291
Retained earnings (accumulated deficit)	(11,915,554)	(417)	(17,385)	(6,720,907)	8,400,155	(10,254,108)

Total stockholders’ equity (deficit)	(1,534,598)	(417)	66,269	(666,828)	2,231,096	95,522

Total liabilities and stockholders’ equity	$776,292	$17,113	$83,654	$4,143,232	$2,301,915	$7,322,206

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Balance at December 31, 2009	$(1,534,598)	$(417)	$66,269	$(666,828)	$2,231,096	$95,522
Net income (loss)	(431)	(182)	(538)	4,096	38,653	41,598
Other comprehensive loss:
Unrealized gain on available-for-sale securities	469	-	-	469	(469)	469
Foreign currency translation adjustment	136	-	-	136	(136)	136

Total comprehensive loss	174	(182)	(538)	4,701	38,048	42,203
Issuance of common stock to employees and employee benefit plans, net of forfeitures	1,208	-	-	-	-	1,208
Share-based payment expense	13,086	-	-	-	-	13,086
Contributed capital	-	-	-	-	-	-

Balance at March 31, 2010	$(1,520,130)	$(599)	$65,731	$(662,127)	$2,269,144	$152,019

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$(60,091)	$-	$-	$22,403	$-	$(37,688)

Cash flows from investing activities:
Additions to property and equipment	(29,730)	-	-	(69,235)	-	(98,965)
Sale of restricted and other investments	-	-	-	9,450	-	9,450

Net cash used in investing activities	(29,730)	-	-	(59,785)	-	(89,515)

Cash flows from financing activities:
Long-term borrowings, net of costs	637,406	-	-	-	-	637,406
Related party long-term borrowings, net of costs	147,094	-	-	-	-	147,094
Restricted cash to be used for the redemption of debt	(524,065)	-	-	-	-	(524,065)
Repayment of long-term borrowings	(244,778)	-	-	(3,405)	-	(248,183)

Net cash provided by (used in) financing activities	15,657	-	-	(3,405)	-	12,252

Net (decrease) increase in cash and cash equivalents	(74,164)	-	-	(40,787)	-	(114,951)
Cash and cash equivalents at beginning of period	171,265	-	-	212,224	-	383,489

Cash and cash equivalents at end of period	$97,101	$-	$-	$171,437	$-	$268,538

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$27,025	$5,008	$-	$41,019	$(6,181)	$66,871

Cash flows from investing activities:
Additions to property and equipment	(62,575)	(5,008)	-	(3,557)	-	(71,140)
Merger related costs	623	-	-	-	-	623

Net cash used in investing activities	(61,952)	(5,008)	-	(3,557)	-	(70,517)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	-	-	-	-	(3,712)
Long-term borrowings, net of costs	-	-	-	(6,181)	6,181	-
Related party long-term borrowings, net of costs	211,463	-	-	-	-	211,463
Payment of premiums on redemption of debt	-	-	-	(10,072)	-	(10,072)
Repayment of long-term borrowings	(172,211)	-	-	(26,782)	-	(198,993)

Net cash provided by (used in) financing activities	35,540	-	-	(43,035)	6,181	(1,314)

Net increase (decrease) in cash and cash equivalents	613	-	-	(5,573)	-	(4,960)
Cash and cash equivalents at beginning of period	173,647	-	-	206,799	-	380,446

Cash and cash equivalents at end of period	$174,260	$-	$-	$201,226	$-	$375,486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Item 1A of the Form 10-K.
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	general economic conditions, which have adversely affected our business;
•	our dependence upon automakers, many of which have experienced a dramatic drop in sales, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;
•	the substantial indebtedness of SIRIUS and XM;
•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured; and
•	the competitive position of SIRIUS and XM versus other forms of audio and video entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.
          Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. The SIRIUS system consists of four in-orbit satellites with over 125 terrestrial repeaters, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites with over 650 terrestrial repeaters, satellite uplink facilities and studios. The terrestrial repeaters receive and retransmit signals. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone.
          Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory- or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of daily rental car companies.

          As of March 31, 2010, we had 18,944,199 subscribers; 9,157,165 subscribers on the SIRIUS system and 9,787,034 subscribers on the XM system. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet operators; certain subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.
          Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
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
          On April 14, 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc. XM Satellite Radio Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt agreements.
Unaudited Actual and Pro Forma Information
          Our discussion of our unaudited pro forma information includes non-GAAP financial results which exclude the impact of purchase price accounting adjustments. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 46 through 52) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.
          Unaudited Actual Subscribers. The following tables contain our actual subscribers for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Beginning subscribers	18,772,758	19,003,856
Gross subscriber additions	1,720,848	1,338,961
Deactivated subscribers	(1,549,407)	(1,743,383)

Net additions	171,441	(404,422)

Ending subscribers	18,944,199	18,599,434

Retail	7,420,203	8,537,171
OEM	11,391,439	9,958,234
Rental	132,557	104,029

Ending subscribers	18,944,199	18,599,434

Retail	(305,547)	(368,031)
OEM	460,487	(37,604)
Rental	16,501	1,213

Net additions	171,441	(404,422)

Self-pay	15,773,671	15,436,410
Paid promotional	3,170,528	3,163,024

Ending subscribers	18,944,199	18,599,434

Self-pay	69,739	(113,247)
Paid promotional	101,702	(291,175)

Net additions	171,441	(404,422)

Daily weighted average number of subscribers	18,783,263	18,713,485

          Subscribers. At March 31, 2010, we had 18,944,199 subscribers, an increase of 344,765 subscribers, or 2%, from the 18,599,434 subscribers as of March 31, 2009. Net subscriber additions increased 575,863, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net subscriber additions in our OEM channel increased 498,091 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net subscriber reductions in our retail channel decreased 62,484 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
          Unaudited Pro Forma Metrics. The following tables contain our pro forma key operating metrics for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Average self-pay monthly churn (1)(7)	2.0%	2.2%
Conversion rate (2)(7)	45.2%	44.6%
ARPU (3)(7)	$11.48	$10.48
SAC, as adjusted, per gross subscriber addition (4)(7)	$59	$61
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$0.99	$1.06
Total revenue	$670,563	$605,480
Free cash flow (6)(7)	$(127,203)	$(3,646)
Adjusted income from operations (8)	$157,757	$108,841
Net income (loss)	$4,454	$(65,114)

Note: See pages 46 through 52 for footnotes.
          Average Self-pay Monthly Churn. Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes for more details.) Deactivation rates for self-pay subscriptions in the quarter decreased to 2.0% per month reflecting an improving economy, reductions in non-pay cancellations and the success of retention and win-back programs.
          Conversion Rate. Conversion rate is the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotional period. For the three months ended March 31, 2010 and 2009, our conversion rate was 45.2% and 44.6%, respectively. The increase in conversion rate is primarily due to marketing efforts to promotional period subscribers and an improving economy.
          ARPU. ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, total ARPU was $11.48 and $10.48, respectively. The increase was driven mainly by the U.S. Music Royalty Fee and increased revenues from the “Best of” programming and rate increases on multi-subscription and internet packages, and advertising revenue. As part of the FCC’s order approving the merger, we agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. We may, however, pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, SAC, as adjusted, per gross subscriber addition was $59 and $61, respectively. The decrease was primarily due to lower OEM subsidies, chip set costs and aftermarket acquisition costs, partially offset by higher OEM installations as compared to gross subscriber additions compared to the three months ended March 31, 2009.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, customer service and billing expenses, as adjusted, per average subscriber was $0.99 and $1.06, respectively. The decline was primarily due to a lower call center expense as a result of moving calls to lower cost locations, partially offset by increased transaction fees as a result of the subscriber growth.
          Free Cash Flow. Free cash flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. Free cash flow in the first quarter of 2010 was $(127,203) compared to $(3,646) in the first quarter of 2009. Net Income plus non cash operating activities increased by $43,728, or 89%, to $93,001 in the first quarter of 2010 from $49,273 in the first quarter of 2009. This increase was offset by changes in operating assets and liabilities as a result of the early repayment of approximately $61,000 deferred in 2009 that was scheduled to be repaid, at 15% interest, in monthly installments from April 2010 through March 2011, a lump sum programming payment in the first quarter of 2010 that was paid over the course of the year in 2009 and the payment of 2009 bonuses in cash as opposed to common stock in the prior year resulting in an increase in net cash used in operating activities of $104,559. In addition, capital expenditures in the first quarter of 2010 increased by $27,825 over the year ago quarter, primarily due to increased satellite spending.
          Adjusted Income from Operations. We refer to net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income from operations. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, our adjusted income from operations was $157,757 and $108,841, respectively. Adjusted income from operations was favorably impacted by an increase of 11%, or $65,083, in revenues, partially offset by an increase of 3%, or $16,167, in total expenses included in adjusted income from operations. The increase in revenue was due mainly to the increase in our subscriber base, the U.S. Music Royalty Fee, increased advertising revenue, increased equipment revenue, increased rates on multi-subscription and internet packages and the sale of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 29% increase in gross additions, partially offset by lower programming and content expenses and customer service and billing expenses.

          Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that does not give effect to any adjustments as a result of the purchase price accounting for the Merger. See footnote 8 (pages 47 to 49) for a reconciliation of net loss to adjusted income from operations.

	Pro Forma
	For the Three Months Ended
	March 31,
(in thousands)	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$584,475	$576,078
Advertising revenue, net of agency fees	14,527	12,304
Equipment revenue	14,283	9,909
Other revenue	57,278	7,189

Total revenue	670,563	605,480

Operating expenses:
Revenue share and royalties	123,539	121,261
Programming and content	90,471	96,678
Customer service and billing	55,577	59,669
Satellite and transmission	19,389	19,741
Cost of equipment	7,919	7,993
Subscriber acquisition costs	107,045	83,710
Sales and marketing	49,942	50,601
Engineering, design and development	9,826	8,411
General and administrative	49,098	48,575
Depreciation and amortization	51,578	51,483
Restructuring, impairments and related costs	-	614
Share-based payment expense	18,183	21,500

Total operating expenses	582,567	570,236

Income from operations	87,996	35,244
Other expense	(82,375)	(99,243)

Income (loss) before income taxes	5,621	(63,999)
Income tax expense	(1,167)	(1,115)

Net income (loss)	$4,454	$(65,114)

          Highlights for the Three Months Ended March 31, 2010. Our revenue grew 11%, or $65,083, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Subscriber revenue increased 1%, or $8,397, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as the sale of “Best of” programming and the price increases to our multi-subscription and internet packages. Advertising revenue increased 18%, or $2,223, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in advertising revenue was driven by more effective sales and marketing. Equipment revenue increased 44%, or $4,374, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in equipment revenue was driven by increased OEM installations and aftermarket production. Other revenue increased 697%, or $50,089, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in other revenue was driven by the U.S. Music Royalty Fee. The overall increase in revenue, combined with a 3%, or $16,167 increase in total expenses included in adjusted income from operations (which excludes restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in a 45% increase in adjusted income from operations to $157,757 in the three months ended March 31, 2010 from $108,841 in the three months ended March 31, 2009.
          Revenue share and royalties increased 2%, or $2,278, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in our revenues and an increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in a royalty rate with an automaker. Programming and content costs decreased 6%, or $6,207, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due mainly to savings on certain content agreements and production costs, partially offset by increases in personnel costs and general operating expenses. Customer service and billing costs decreased 7%, or $4,092, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to lower call center expenses as a result of moving calls to lower cost locations. Satellite and transmission costs decreased 2%, or $352, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to reductions in personnel costs and repeater maintenance costs, partially offset by increased satellite insurance expense. Cost of equipment decreased 1%, or $74, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of lower inventory write-downs, partially offset by increased component sales to manufacturers and distributors.
          Subscriber acquisition costs increased 28%, or $23,335, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was driven by the 29% increase in gross additions and higher OEM installations, partially offset by lower OEM subsidies, improved chip set costs, lower aftermarket acquisition costs and a decrease in aftermarket additions. Sales and marketing costs decreased 1%, or $659, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to lower cooperative marketing, event marketing and third party distribution support expenses, partially offset by increased personnel costs and consumer advertising.
          Engineering, design and development costs increased 17%, or $1,415, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, mainly due to higher personnel costs. General and administrative costs increased 1%, or $523, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 mainly due to higher personnel costs, partially offset by lower legal, consulting and accounting expenses.
          Restructuring, impairments and related costs decreased 100%, or $614, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 mainly due to fewer restructuring charges associated with the Merger.
          Other expenses decreased 17%, or $16,868, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 driven mainly by a decrease in loss on extinguishment of debt and credit facilities, net, of $15,391.
Unaudited Actual Information
          Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 46 through 52) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.
          Unaudited Actual Metrics. The following tables contain our actual key operating metrics for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Average self-pay monthly churn (1)(7)	2.0%	2.2%
Conversion rate (2)(7)	45.2%	44.6%
ARPU (7)(10)	$11.39	$10.18
SAC, as adjusted, per gross subscriber addition (7)(11)	$48	$53
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$0.99	$1.06
Total revenue	$663,784	$586,979
Free cash flow (7)(13)	$(127,203)	$(3,646)
Adjusted income from operations (14)	$212,587	$144,221
Net income (loss)	$41,598	$(52,648)

Note: See pages 46 through 52 for footnotes.

          Average Self-pay Monthly Churn. Deactivation rates for self-pay subscriptions in the quarter decreased to 2.0% per month reflecting an improving economy, reductions in non-pay cancellations and the success of retention and win-back programs.
          Conversion Rate. For the three months ended March 31, 2010 and 2009, conversion rate was 45.2% and 44.6%, respectively. The increase in conversion rate is primarily due to marketing efforts to trial subscribers and an improving economy.
          ARPU. For the three months ended March 31, 2010 and 2009, total ARPU was $11.39 and $10.18, respectively. The increase was driven mainly by the inclusion of the U.S. Music Royalty Fee, increased revenues from the “Best of” programming and rate increases on multi-subscription and internet packages and increased advertising revenue. As part of the FCC’s order approving the merger, we agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. We may, however, pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
          We expect ARPU to fluctuate based on promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
          SAC, As Adjusted, Per Gross Subscriber Addition. For the three months ended March 31, 2010 and 2009, SAC, as adjusted, per gross subscriber addition was $48 and $53, respectively. The decrease in SAC was primarily due to lower OEM subsidies, chip set costs and aftermarket acquisition costs, partially offset by higher OEM installations as compared to the three months ended March 31, 2009.
          We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will be impacted by our increasing mix of OEM additions and the effects of purchase price accounting adjustments.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the three months ended March 31, 2010 and 2009, customer service and billing expenses, as adjusted, per average subscriber was $0.99 and $1.06, respectively. The decrease is mainly due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis due to scale efficiencies in our call centers and other customer care and billing operations as our subscriber base grows.
          Free Cash Flow. Free cash flow in the first quarter of 2010 was $(127,203) compared to $(3,646) in the first quarter of 2009. Net Income plus non cash operating activities increased by $43,728, or 89%, to $93,001 in the first quarter of 2010 from $49,273 in the first quarter of 2009. This increase was offset by changes in operating assets and liabilities as a result of the early repayment of approximately $61,000 deferred in 2009 that was scheduled to be repaid, at 15% interest, in monthly installments from April 2010 through March 2011, a lump sum programming payment in the first quarter of 2010 that was paid over the course of the year in 2009 and the payment of 2009 bonuses in cash as opposed to common stock in the prior year resulting in an increase in net cash used in operating activities of $104,559. In addition, capital expenditures in the first quarter of 2010 increased by $27,825 over the year ago quarter, primarily due to increased satellite spending.
          Adjusted Income from Operations. For the three months ended March 31, 2010 and 2009, our adjusted income from operations was $212,587 and $144,221, respectively. Adjusted income from operations was favorably impacted by an increase of 13%, or $76,805, in revenues, partially offset by an increase of 2%, or $8,439, in total expenses included in adjusted income from operations. The increase in revenue was due mainly to the U.S. Music Royalty Fee and increased advertising and equipment revenues, as well as increased rate on multi-subscription package and internet packages and sales of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs resulting from the 29% increase in gross subscriber additions, higher engineering design and development costs, partially offset by lower costs in other expenses included in adjusted income from operations.
          Unaudited Actual Results of Operations. Set forth below are our results of operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. See footnote 14 (page 52) for a reconciliation of net income (loss) to adjusted income from operations.

     Total Revenue
          Subscriber Revenue. Subscriber revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended March 31, 2010 and 2009, subscriber revenue was $579,509 and $559,389, respectively, an increase of 4%, or $20,120. The increase was primarily attributable to the increase of subscribers, additional “Best of” programming sales, rate increases on multi-subscription and internet packages and higher average subscribers.
          The following table contains a breakdown of our subscriber revenue for the periods presented (in thousands):

	For the Three Months
	Ended March 31,

	2010	2009

Subscription fees	$574,757	$553,572
Activation fees	4,788	6,056
Effect of rebates	(36)	(239)

Total subscriber revenue	$579,509	$559,389

          Future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. We agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011 in connection with the Merger.
          Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreement applied to gross billing revenue.
•	Three Months: For the three months ended March 31, 2010 and 2009, net advertising revenue was $14,527 and $12,304, respectively, which represents an increase of 18%, or $2,223. The increase was due to more effective sales and marketing.
          Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase and the economy improves.
          Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended March 31, 2010 and 2009, equipment revenue was $14,283 and $9,909, respectively, which represents an increase of 44%, or $4,374. The increase was driven by increased OEM installations and aftermarket production.
          We expect equipment revenue to increase as we introduce higher margin products and as our volume of OEM installations grow for which we receive royalty payments for our technology.
          Other Revenue. Other revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended March 31, 2010 and 2009, other revenue was $55,465 and $5,377, respectively, which represents an increase of 932%, or $50,088. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          We expect other revenue to increase with the U.S. Music Royalty Fee, the growth in our subscriber base and as revenues from affiliates increase. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.

     Operating Expenses
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
•	Three Months: For the three months ended March 31, 2010 and 2009, revenue share and royalties were $98,184 and $100,466, respectively, which represents a decrease of 2%, or $2,282. The decrease was attributable to a decrease in the royalty rate with an automaker and to the effect of purchase price accounting, partially offset by an increase in our revenues and the statutory royalty rate for the performance of sound recordings.
          We expect these costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board (CRB)’s decision, we paid royalties of 6.5% and 7% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the CRB is scheduled to commence in January 2011, and, the results of that proceeding may have an impact on our results of operations.
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
•	Three Months: For the three months ended March 31, 2010 and 2009, programming and content expenses were $78,434 and $80,408, respectively, which represents a decrease of $1,974, or 2%. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs and general operating expenses.
          Our programming and content expenses, excluding share-based payment expense, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. Our agreements with third-party content providers are subject to contractual expiration dates. We may or may not be able to negotiate renewals of these agreements on more cost effective terms or at all.
          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended March 31, 2010 and 2009, customer service and billing expenses were $56,211 and $60,208, respectively, which represents a decrease of 7%, or $3,997. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.
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
•	Three Months: For the three months ended March 31, 2010 and 2009, satellite and transmission expenses were $20,119 and $20,279, respectively, which represents a decrease of 1%, or $160. The decrease was primarily due to the savings in personnel costs, consulting expenses and repeater maintenance expenses, partially offset by increased satellite insurance expense.
          We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add XM-5 and FM-6 to our in-orbit satellite fleet and continue to enhance our terrestrial repeater network.

          Cost of Equipment. Cost of equipment includes costs from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended March 31, 2010 and 2009, cost of equipment was $7,919 and $7,993, respectively, which represents a decrease of 1%, or $74. The decrease was mainly due to lower inventory write-downs, partially offset by increased component sales to manufacturers and distributors.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.
          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; and provisions for inventory allowance. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with; acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios and revenue share payments to automakers and retailers of SIRIUS and XM radios.
•	Three Months: For the three months ended March 31, 2010 and 2009, subscriber acquisition costs were $89,379 and $73,068, respectively, which represents an increase of 22%, or $16,311. The increase was primarily a result of higher OEM installations and increased gross subscriber additions, partially offset by lower OEM subsidies, improved chip set costs, lower aftermarket acquisition costs and a decrease in aftermarket additions.
          We expect total subscriber acquisition costs to fluctuate as increases or decreases in OEM installations, which are primarily driven by manufacturing and penetration rates, and changes in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of SIRIUS and XM radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.
•	Three Months: For the three months ended March 31, 2010 and 2009, sales and marketing expenses were $49,117 and $51,423, respectively, which represents a decrease of 4%, or $2,306. The decrease was due to reductions in cooperative marketing, event marketing and third party distribution support expenses, partially offset by increased personnel costs and consumer advertising.
          We expect sales and marketing expenses, excluding share-based payment expense, to increase as we increase our advertising, retention and promotional activities.
          Engineering, Design and Development. Engineering, design and development expenses include costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended March 31, 2010 and 2009, engineering, design and development expenses were $11,436 and $9,778, respectively, which represents an increase of 17%, or $1,658. This increase was primarily due to higher personnel costs.
          We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we develop of our next generation chip sets and products.
          General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended March 31, 2010 and 2009, general and administrative expenses were $57,580 and $59,314, respectively, which represents a decrease of 3%, or $1,734. The decrease was primarily due to lower legal, consulting, accounting and office costs, partially offset by increased personnel costs.
          We do not expect significant changes in future total general and administrative expenses.

     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized. Interest expense, net of amounts capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.
•	Three Months: For the three months ended March 31, 2010 and 2009, interest expense was $77,868 and $67,980, respectively, which represents an increase of 15%, or $9,888. The increase includes a change in the recognition and reporting requirements for our share lending arrangement under GAAP, which were adopted as required on a retrospective basis on January 1, 2010. Interest expense also increased as a result of additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite and related launch vehicles construction.
          Loss on Extinguishment of Debt and Credit Facilities, Net. Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended March 31, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $2,566 and $17,957, respectively, which represents a decrease of 86%, or $15,391. During the three months ended March 31, 2009, the loss was incurred on the retirement of SIRIUS’ 2 1/2% Convertible Notes due 2009.
          Interest and Investment Income (Loss). Interest and investment income (loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	Three Months: For the three months ended March 31, 2010 and 2009, interest and investment loss was $3,270 and $7,168, respectively, which represents a decrease of 54%, or $3,898. The decrease was primarily attributable to the absence of an impairment recognized on XM Canada during the three months ended March 31, 2010 and a decrease in our share of XM Canada’s net loss, partially offset by an increase in our share of SIRIUS Canada’s net income and a higher average cash balance.
     Income Taxes
          Income Tax Expense. Income tax expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended March 31, 2010 and 2009, income tax expense was $1,167 and $1,115, respectively.
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009
          As of March 31, 2010 and December 31, 2009, we had $268,538 and $383,489, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009	2010 vs. 2009

Net cash (used in) provided by operating activities	$(37,688)	$66,871	$(104,559)
Net cash used in investing activities	(89,515)	(70,517)	(18,998)
Net cash provided by (used in) financing activities	12,252	(1,314)	13,566

Net decrease in cash and cash equivalents	(114,951)	(4,960)	(109,991)
Cash and cash equivalents at beginning of period	383,489	380,446	3,043

Cash and cash equivalents at end of period	$268,538	$375,486	$(106,948)

Cash Flows (Used in) Provided by Operating Activities
•	Three Months: Net cash used in operating activities increased $104,559, to $37,688, for the three months ended March 31, 2010 from net cash provided by operating activities of $66,871 for the three months ended March 31, 2009. The increase was primarily the result of pay-downs of related party liabilities deferred in 2009, employee bonus payments in the 2010 quarter where no bonus payments were made in the 2009 quarter and a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009, partially offset by growth in earnings and non-cash operating activities of $43,728.
Cash Flows Used in Investing Activities
•	Three Months: Net cash used in investing activities increased $18,998, to $89,515, for the three months ended March 31, 2010 from $70,517 for the three months ended March 31, 2009. The increase was primarily the result of an increase of $27,825 in capital expenditures, partially offset by $9,450 in proceeds from the sale of available-for-sale securities.
          We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of new revenue streams.
Cash Flows Provided by (Used in) Financing Activities
•	Three Months: Net cash provided by financing activities increased $13,566, to $12,252, for the three months ended March 31, 2010 from net cash used in financing activities of $1,314 for the three months ended March 31, 2009. The increase in cash provided by financing activities was primarily due to an increase of $573,037 in net proceeds from the issuance of debt. During the three months ended March 31, 2010, we received net proceeds of $784,500 from the issuance of our 8.75% Senior Notes due 2015 while during the three months ended March 31, 2009, we received net proceeds of $211,463 from our agreement with Liberty Media. The net proceeds during the three months ended March 31, 2010 were reduced by $248,183 in payments, principally to holders of SIRIUS’ Senior Secured Term Loan due 2012 while during the three months ended March 31, 2009, we made payments of $198,993, principally to holders of SIRIUS’ 2 1/2% Convertible Notes due 2009. Additionally, the net proceeds during the three months ended March 31, 2010 was reduced by $524,065 of proceeds reflected in Restricted cash on the consolidated balance sheet as of March 31, 2010 which were used to repay in full, on April 16, 2010, our obligations under the 9⅝% Senior Notes due 2013.
Financings and Capital Requirements
          We have historically financed our operations through the sale of debt and equity securities. The Certificate of Designations for our Series B Preferred Stock provides that, so long as Liberty Media beneficially owns at least half of its initial equity investment, Liberty Media’s consent is required for certain actions, including the grant or issuance of our equity securities and the incurrence of debt (other than, in general, debt incurred to refinance existing debt) in amounts greater than $10,000 in any calendar year.
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 14 in our condensed consolidated financial statements as of March 31, 2010, we expect to incur capital expenditures of approximately $138,274 and $67,160 during the remainder of 2010 and in 2011, respectively, and an additional $26,918 over the next five years. The majority of the expected 2010 and 2011 capital expenditures is related to the construction and launch of our XM-5 and FM-6 satellites.
          Based upon our current plans, we believe that both SIRIUS and XM have sufficient cash, cash equivalents and marketable securities to cover their estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our current and long-term debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.

          Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.
          We are the sole stockholder of XM and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.
          We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations will be affected by the FCC order approving the Merger, which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices.
Debt Covenants
          The indentures governing our long-term debt include restrictive covenants. As of March 31, 2010, we were in compliance with all our debt covenants.
          For a discussion of our debt covenants see Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
          We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2010, approximately 263,063,000 shares of common stock were available for future grants under the 2009 Plan.
Other Plans
          SIRIUS and XM maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. These plans generally provide for the grant of stock options, restricted stock, restricted stock units and other stock based awards. No further awards may be made under these plans. Outstanding awards under these plans are being continued.

Contractual Cash Commitments
          For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Related Party Transactions
          For a discussion of “Related Party Transactions,” refer to Note 9 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
          For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 3 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.
          There have been no material changes to our critical accounting policies and estimates since December 31, 2009.

Footnotes to Results of Operations
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners and lessees generally receive between three and twelve month trial subscriptions. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes amounts recognized on account of the U.S. Music Royalty Fee since July 2009. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber revenue	$584,475	$576,078
Net advertising revenue	14,527	12,304
Other subscription-related revenue	47,947	-

Total subscriber, net advertising and other subscription-related revenue	$646,949	$588,382

Daily weighted average number of subscribers	18,783,263	18,713,485
ARPU	$11.48	$10.48
(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, divided by the number of gross subscriber additions for the period. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber acquisition costs	$107,045	$83,710
Less: margin from direct sales of radios and accessories	(6,364)	(1,916)

SAC, as adjusted	$100,681	$81,794

Gross subscriber additions	1,720,848	1,338,961
SAC, as adjusted, per gross subscriber addition	$59	$61

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Customer service and billing expenses	$56,305	$60,325
Less: share-based payment expense	(728)	(656)

Customer service and billing expenses, as adjusted	$55,577	$59,669

Daily weighted average number of subscribers	18,783,263	18,713,485
Customer service and billing expenses, as adjusted, per average subscriber	$0.99	$1.06
(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(37,688)	$66,871
Additions to property and equipment	(98,965)	(71,140)
Merger related costs	-	623
Restricted and other investment activity	9,450	-

Free cash flow	$(127,203)	$(3,646)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.
We believe the exclusion of share-based payment expense in our calculations of customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses.
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
(8)	We refer to net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

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
See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. The reconciliation of the pro forma unadjusted net income (loss) to the pro forma adjusted income from operations is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Reconciliation of Net income (loss) to Adjusted income from operations:
Net income (loss)	$4,454	$(65,114)
Add back Net income (loss) items excluded from Adjusted income from operations:
Income tax expense	1,167	1,115
Interest expense, net of amounts capitalized	77,868	74,629
Loss on extinguishment of debt and credit facilities, net	2,566	17,957
Interest and investment loss	3,270	7,168
Other income	(1,329)	(511)

Income from operations	87,996	35,244
Restructuring, impairments and related costs	-	614
Depreciation and amortization	51,578	51,483
Share-based payment expense	18,183	21,500

Adjusted income from operations	$157,757	$108,841

There are material limitations associated with the use of pro forma unadjusted results of operations in evaluating our company compared with our GAAP results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to results of operations as disclosed in our consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.
(9)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended March 31, 2010
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Pro Forma
		Adjustments	Expense

Revenue:
Subscriber revenue, including effects of rebates	$579,509	$4,966	$-	$584,475
Advertising revenue, net of agency fees	14,527	-	-	14,527
Equipment revenue	14,283	-	-	14,283
Other revenue	55,465	1,813	-	57,278

Total revenue	663,784	6,779	-	670,563
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	98,184	25,355	-	123,539
Programming and content	78,434	15,147	(3,110)	90,471
Customer service and billing	56,211	94	(728)	55,577
Satellite and transmission	20,119	323	(1,053)	19,389
Cost of equipment	7,919	-	-	7,919
Subscriber acquisition costs	89,379	17,666	-	107,045
Sales and marketing	49,117	3,525	(2,700)	49,942
Engineering, design and development	11,436	186	(1,796)	9,826
General and administrative	57,580	314	(8,796)	49,098
Depreciation and amortization	70,265	(18,687)	-	51,578
Restructuring, impairments and related costs	-	-	-	-
Share-based payment expense	-	-	18,183	18,183

Total operating expenses	538,644	43,923	-	582,567

Income (loss) from operations	125,140	(37,144)	-	87,996
Other income (expense)
Interest expense, net of amounts capitalized	(77,868)	-	-	(77,868)
Loss on extinguishment of debt and credit facilities, net	(2,566)	-	-	(2,566)
Interest and investment loss	(3,270)	-	-	(3,270)
Other income	1,329	-	-	1,329

Total other expense	(82,375)	-	-	(82,375)

Income (loss) before income taxes	42,765	(37,144)	-	5,621
Income tax expense	(1,167)	-	-	(1,167)

Net income (loss)	$41,598	$(37,144)	$-	$4,454

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,950	$160	$-	$3,110
Customer service and billing	634	94	-	728
Satellite and transmission	951	102	-	1,053
Sales and marketing	2,555	145	-	2,700
Engineering, design and development	1,610	186	-	1,796
General and administrative	8,482	314	-	8,796

Total share-based payment expense	$17,182	$1,001	$-	$18,183

	Unaudited For the Three Months Ended March 31, 2009
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Pro Forma
		Adjustments	Expense

Revenue:
Subscriber revenue, including effects of rebates	$559,389	$16,689	$-	$576,078
Advertising revenue, net of agency fees	12,304	-	-	12,304
Equipment revenue	9,909	-	-	9,909
Other revenue	5,377	1,812	-	7,189

Total revenue	586,979	18,501	-	605,480
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	100,466	20,795	-	121,261
Programming and content	80,408	18,890	(2,620)	96,678
Customer service and billing	60,208	117	(656)	59,669
Satellite and transmission	20,279	327	(865)	19,741
Cost of equipment	7,993	-	-	7,993
Subscriber acquisition costs	73,068	10,642	-	83,710
Sales and marketing	51,423	3,658	(4,480)	50,601
Engineering, design and development	9,778	301	(1,668)	8,411
General and administrative	59,314	472	(11,211)	48,575
Depreciation and amortization	82,367	(30,884)	-	51,483
Restructuring, impairments and related costs	614	-	-	614
Share-based payment expense	-	-	21,500	21,500

Total operating expenses	545,918	24,318	-	570,236

Income (loss) from operations	41,061	(5,817)	-	35,244
Other income (expense)
Interest expense, net of amounts capitalized	(67,980)	(6,649)	-	(74,629)
Loss on extinguishment of debt and credit facilities, net	(17,957)	-	-	(17,957)
Interest and investment loss	(7,168)	-	-	(7,168)
Other income	511	-	-	511

Total other expense	(92,594)	(6,649)	-	(99,243)

Loss before income taxes	(51,533)	(12,466)	-	(63,999)
Income tax expense	(1,115)	-	-	(1,115)

Net loss	$(52,648)	$(12,466)	$-	$(65,114)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,489	$131	$-	$2,620
Customer service and billing	539	117	-	656
Satellite and transmission	758	107	-	865
Sales and marketing	4,287	193	-	4,480
Engineering, design and development	1,367	301	-	1,668
General and administrative	10,739	472	-	11,211

Total share-based payment expense	$20,179	$1,321	$-	$21,500

(10)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber revenue	$579,509	$559,389
Net advertising revenue	14,527	12,304
Other subscription-related revenue	47,947	-

Total subscriber, net advertising and other subscription-related revenue	$641,983	$571,693

Daily weighted average number of subscribers	18,783,263	18,713,485
ARPU	$11.39	$10.18
(11)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber acquisition costs	$89,379	$73,068
Less: margin from direct sales of radios and accessories	(6,364)	(1,916)

SAC, as adjusted	$83,015	$71,152

Gross subscriber additions	1,720,848	1,338,961
SAC, as adjusted, per gross subscriber addition	$48	$53
(12)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Customer service and billing expenses	$56,211	$60,208
Less: share-based payment expense	(634)	(539)

Customer service and billing expenses, as adjusted	$55,577	$59,669

Daily weighted average number of subscribers	18,783,263	18,713,485
Customer service and billing expenses, as adjusted, per average subscriber	$0.99	$1.06
(13)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(37,688)	$66,871
Additions to property and equipment	(98,965)	(71,140)
Merger related costs	-	623
Restricted and other investment activity	9,450	-

Free cash flow	$(127,203)	$(3,646)

(14)	Adjusted income from operations is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Reconciliation of Net income (loss) to Adjusted income from operations:
Net income (loss)	$41,598	$(52,648)
Add back Net income (loss) items excluded from Adjusted income from operations:
Income tax expense	1,167	1,115
Interest expense, net of amounts capitalized	77,868	67,980
Loss on extinguishment of debt and credit facilities, net	2,566	17,957
Interest and investment loss	3,270	7,168
Other income	(1,329)	(511)

Income from operations	125,140	41,061
Restructuring, impairments and related costs	-	614
Depreciation and amortization	70,265	82,367
Share-based payment expense	17,182	20,179

Adjusted income from operations	$212,587	$144,221

(15)	The following table reconciles our GAAP Net cash (used in) provided by operating activities to our Net income plus non cash operating activities (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(37,688)	$66,871
Less: Changes in operating assets and liabilities, net	130,689	(17,598)

Net income plus non cash operating activities	$93,001	$49,273

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of March 31, 2010, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          There have been no material developments with respect to the information previously reported under Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 1A. RISK FACTORS
          There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2010.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
4.1
Indenture, dated as of March 17, 2010, among Sirius XM Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 19, 2010).

4.2
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the Senior PIK Secured Notes due 2011 (incorporated by reference to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

4.3
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.4
Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 ( incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.5
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.6
Fourth Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.7
Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association, as collateral agent, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 6, 2010).

*10.1
Employment Agreement, dated as of January 14, 2010, between Sirius XM Radio Inc. and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2010).

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