Form 10-Q
period 2010-06-30
SIRIUS XM RADIO INC.
filed 2010-08-06
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 30, 2010)
COMMON STOCK, $0.001 PAR VALUE	3,888,667,924 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$601,630	$561,763	$1,181,139	$1,121,151
Advertising revenue, net of agency fees	15,797	12,564	30,323	24,869
Equipment revenue	18,520	10,928	32,802	20,837
Other revenue	63,814	5,574	119,280	10,951

Total revenue	699,761	590,829	1,363,544	1,177,808
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	107,901	95,831	206,085	196,297
Programming and content	72,019	72,102	150,452	152,511
Customer service and billing	58,414	58,833	114,625	119,041
Satellite and transmission	19,982	19,615	40,100	39,894
Cost of equipment	7,805	8,051	15,724	16,044
Subscriber acquisition costs	110,383	67,651	199,762	140,719
Sales and marketing	56,177	48,693	105,294	100,116
Engineering, design and development	11,247	11,944	22,684	21,723
General and administrative	59,166	66,716	116,746	126,031
Depreciation and amortization	69,230	77,158	139,495	159,524
Restructuring, impairments and related costs	1,803	27,000	1,803	27,614

Total operating expenses	574,127	553,594	1,112,770	1,099,514

Income from operations	125,634	37,235	250,774	78,294
Other income (expense):
Interest expense, net of amounts capitalized	(76,802)	(98,080)	(154,670)	(166,058)
Loss on extinguishment of debt and credit facilities, net	(31,871)	(107,756)	(34,437)	(125,713)
Interest and investment income (loss)	378	9,323	(2,892)	2,157
Other (loss) income	(601)	749	728	1,259

Total other expense	(108,896)	(195,764)	(191,271)	(288,355)

Income (loss) before income taxes	16,738	(158,529)	59,503	(210,061)
Income tax expense	(1,466)	(1,115)	(2,633)	(2,229)

Net income (loss)	15,272	(159,644)	56,870	(212,290)
Preferred stock beneficial conversion feature	-	-	-	(186,188)

Net income (loss) attributable to common stockholders	$15,272	$(159,644)	$56,870	$(398,478)

Net income (loss) per common share:
Basic	$0.00	$(0.04)	$0.02	$(0.11)

Diluted	$0.00	$(0.04)	$0.01	$(0.11)

Weighted average common shares outstanding:
Basic	3,683,595	3,586,742	3,682,750	3,555,489

Diluted	6,363,955	3,586,742	6,357,507	3,555,489

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,854	$383,489
Accounts receivable, net	113,341	113,580
Receivables from distributors	83,208	48,738
Inventory, net	13,726	16,193
Prepaid expenses	193,440	100,273
Related party current assets	5,442	106,247
Deferred tax asset	77,570	72,640
Other current assets	14,591	18,620

Total current assets	760,172	859,780
Property and equipment, net	1,765,347	1,711,003
Long-term restricted investments	3,396	3,400
Deferred financing fees, net	59,224	66,407
Intangible assets, net	2,661,001	2,695,115
Goodwill	1,834,856	1,834,856
Related party long-term assets	28,416	111,767
Other long-term assets	88,520	39,878

Total assets	$7,200,932	$7,322,206

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$519,181	$543,686
Accrued interest	68,541	74,566
Current portion of deferred revenue	1,169,090	1,083,430
Current portion of deferred credit on executory contracts	263,998	252,831
Current maturities of long-term debt	8,280	13,882
Related party current liabilities	12,781	108,246

Total current liabilities	2,041,871	2,076,641
Deferred revenue	275,212	255,149
Deferred credit on executory contracts	647,691	784,078
Long-term debt	2,662,144	2,799,702
Long-term related party debt	357,806	263,579
Deferred tax liability	947,468	940,182
Related party long-term liabilities	26,655	46,301
Other long-term liabilities	61,657	61,052

Total liabilities	7,020,504	7,226,684

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at June 30, 2010 and December 31, 2009:
Series A convertible preferred stock (liquidation preference of $51,370 at June 30, 2010 and December 31, 2009); 24,808,959 shares issued and outstanding at June 30, 2010 and December 31, 2009	25	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 at June 30, 2010 and December 31, 2009); 12,500,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001; 9,000,000,000 shares authorized at June 30, 2010 and December 31, 2009; 3,885,905,912 and 3,882,659,087 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,885	3,882
Accumulated other comprehensive loss, net of tax	(5,987)	(6,581)
Additional paid-in capital	10,379,730	10,352,291
Accumulated deficit	(10,197,238)	(10,254,108)

Total stockholder’s equity	180,428	95,522

Total liabilities and stockholder’s equity	$7,200,932	$7,322,206

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual
	Convertible		Preferred Stock,				Accumulated
	Preferred Stock		Series B		Common Stock		Other	Additional		Total
							Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Net income									56,870	56,870
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $10	-	-	-	-	-	-	125	-	-	125

Total comprehensive income	-	-	-	-	-	-	-	-	-	57,464

Issuance of common stock to employees and employee benefit plans, net of forfeitures	-	-	-	-	3,246,825	3	-	1,981	-	1,984
Share-based payment expense	-	-	-	-	-	-	-	25,458	-	25,458

Balance at June 30, 2010	24,808,959	$25	12,500,000	$13	3,885,905,912	$3,885	$(5,987)	$10,379,730	$(10,197,238)	$180,428

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$56,870	$(212,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139,495	159,524
Non-cash interest expense, net of amortization of premium	22,294	31,322
Provision for doubtful accounts	15,756	16,278
Restructuring, impairments and related costs	1,803	27,614
Amortization of deferred income related to equity method investment	(2,137)	(1,388)
Loss on extinguishment of debt and credit facilities, net	34,437	125,713
Loss on investments	6,065	6,353
Loss on disposal of assets	(18)	-
Share-based payment expense	33,083	49,878
Deferred income taxes	2,633	2,229
Other non-cash purchase price adjustments	(120,706)	(85,223)
Changes in operating assets and liabilities:
Accounts receivable	(14,296)	8,483
Receivables from distributors	(26,655)	12,277
Inventory	2,467	(3,424)
Related party assets	(701)	11,629
Prepaid expenses and other current assets	10,245	24,052
Other long-term assets	10,947	34,476
Accounts payable and accrued expenses	(76,144)	(106,041)
Accrued interest	(4,796)	997
Deferred revenue	105,004	22,504
Related party liabilities	(54,978)	14,060
Other long-term liabilities	319	(2,164)

Net cash provided by operating activities	140,987	136,859

Cash flows from investing activities:
Additions to property and equipment	(169,313)	(127,811)
Sale of restricted and other investments	9,454	-

Net cash used in investing activities	(159,859)	(127,811)

Cash flows from financing activities:
Preferred stock issuance, net of costs	-	(3,712)
Long-term borrowings, net of costs	637,406	384,876
Related party long-term borrowings, net of costs	147,094	316,340
Payment of premiums on redemption of debt	(24,065)	(16,572)
Repayment of long-term borrowings	(810,977)	(427,871)
Repayment of related party long-term borrowings	(55,221)	(100,867)

Net cash (used in) provided by financing activities	(105,763)	152,194

Net (decrease) increase in cash and cash equivalents	(124,635)	161,242
Cash and cash equivalents at beginning of period	383,489	380,446

Cash and cash equivalents at end of period	$258,854	$541,688

See accompanying Notes to the unaudited consolidated financial statements

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Six Months
	Ended June 30,
(in thousands)	2010	2009

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$128,176	$157,854
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	-	31,280
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	-	35,164
Structuring fee on 10% Senior PIK Secured Notes due 2011	-	5,918
Preferred stock issued to Liberty Media	-	227,716
Release of restricted investments	-	138,000
Sale-leaseback of equipment	5,305	-
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
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory- or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of certain daily rental car companies.
          Subscription fees are our primary source of revenue, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
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
          In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged with and into XM Satellite Radio Holdings Inc., a Delaware corporation, and, as a result, XM Satellite Radio Holdings Inc. became our wholly-owned subsidiary (the “Merger”). In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc., which was the surviving corporation of the merger. As a result, XM Satellite Radio Inc. became a direct wholly-owned subsidiary of Sirius XM Radio Inc.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009 have been made.
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2009, that was filed with the SEC on February 25, 2010.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 and have determined no events have occurred that would require adjustment to our unaudited consolidated financial statements as presented.
(3) Summary of Significant Accounting Policies
     Use of Estimates
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the reported amounts and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
          Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. The following table reflects the retrospective adoption of ASU 2009-15 on our December 31, 2009 consolidated balance sheet:

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The following table reflects the retrospective adoption of ASU 2009-15 on our statement of operations for the three and six months ended June 30, 2009:

	For the Three Months			For the Six Months
	Ended June 30, 2009			Ended June 30, 2009
	As Originally	Retrospective	As Currently	As Originally	Retrospective	As Currently
Statement of Operations Line Item:	Reported	Adjustments	Reported	Reported	Adjustments	Reported

Interest expense, net of amounts capitalized	$(95,794)	$(2,286)	$(98,080)	$(161,535)	$(4,523)	$(166,058)
Net (loss) income	(157,358)	(2,286)	(159,644)	(393,955)	(4,523)	(398,478)
          For the three and six months ended June 30, 2010, we recorded $2,491and $4,918 in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of June 30, 2010, the unamortized balance of the debt issuance costs was $56,420, with $55,292 recorded in deferred financing fees, net, and $1,128 recorded in long-term related party assets. As of June 30, 2010, the estimated fair value of the remaining 202,400,000 loaned shares was approximately $192,280.
     Earnings per Share (“EPS”)
          Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. For the three and six months ended June 30, 2010, common stock equivalents of approximately 686,407,346 and 692,011,065, respectively, were not included in the calculation of diluted net income per common share as the effect would have been anti-dilutive. Due to the net loss for the three and six months ended June 30, 2009, common stock equivalents of 3,414,940,143 were excluded from net loss per common share because they were anti-dilutive.
     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
          Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2010	2009

Gross accounts receivable	$122,513	$122,247
Allowance for doubtful accounts	(9,172)	(8,667)

Total accounts receivable, net	$113,341	$113,580

          Receivables from distributors include billed and unbilled amounts due from OEMs for prepaid radio services in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	June 30,	December 31,
	2010	2009

Billed	$41,840	$25,207
Unbilled	41,368	23,531

Total	$83,208	$48,738

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Inventory
          Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
          Inventory, net, consists of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$15,160	$17,370
Finished goods	21,144	19,704
Allowance for obsolescence	(22,578)	(20,881)

Total inventory, net	$13,726	$16,193

     Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
          The fair value for publicly traded instruments is determined using quoted market prices while fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of June 30, 2010 and December 31, 2009, the carrying value of our debt was $3,028,230 and $3,077,163, respectively; and the fair value approximated $3,248,139 and $3,195,375, respectively.
     Reclassifications
          Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
          Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. During the three and six months ended June 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded to our goodwill.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Intangible Assets
          Intangible assets consisted of the following:

		June 30, 2010			December 31, 2009
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$-	$2,083,654	$2,083,654	$-	$2,083,654
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(118,677)	$261,323	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(18,813)	56,187	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(8,430)	8,122	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(383)	1,617	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(34)	98	132	(25)	107

Total intangible assets		$2,807,338	$(146,337)	$2,661,001	$2,807,338	$(112,223)	$2,695,115

     Indefinite Life Intangible Assets
          We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
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
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2010, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the assets have been impaired. During the three and six months ended June 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Amortization expense for definite life intangible assets was $16,818 and $19,681 for the three months ended June 30, 2010 and 2009, respectively, and $34,114 and $40,111 for the six months ended June 30, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$31,802
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangibles assets, net	$327,347

(6) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from our agreements with certain daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from OEMs for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period (that is, after sale, lease or subscriber activation).
          Subscriber revenue consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Subscription fees	$598,217	$556,400	$1,172,974	$1,109,958
Activation fees	3,532	5,702	8,320	11,758
Effect of rebates	(119)	(339)	(155)	(565)

Total subscriber revenue	$601,630	$561,763	$1,181,139	$1,121,151

(7) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Interest costs charged to expense	$76,802	$98,080	$154,670	$166,058
Interest costs capitalized	16,253	18,430	30,430	34,531

Total interest costs incurred	$93,055	$116,510	$185,100	$200,589

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $11,175 and $24,656 for the three months ended June 30, 2010 and 2009, respectively, and $22,294 and $31,322 for the six months ended June 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	June 30,	December 31,
	2010	2009

Satellite system	$1,694,769	$1,680,732
Terrestrial repeater network	110,995	108,841
Leasehold improvements	43,511	43,480
Broadcast studio equipment	50,542	49,965
Capitalized software and hardware	149,339	146,035
Satellite telemetry, tracking and control facilities	56,146	55,965
Furniture, fixtures, equipment and other	63,065	57,536
Land	38,411	38,411
Building	56,433	56,424
Construction in progress	563,864	430,543

Total property and equipment	2,827,075	2,667,932
Accumulated depreciation and amortization	(1,061,728)	(956,929)

Property and equipment, net	$1,765,347	$1,711,003

          Construction in progress consists of the following:

	June 30,	December 31,
	2010	2009

Satellite system	$521,888	$398,425
Terrestrial repeater network	17,580	19,396
Other	24,396	12,722

Construction in progress	$563,864	$430,543

          Depreciation and amortization expense on property and equipment was $52,412 and $57,477 for the three months ended June 30, 2010 and 2009, respectively, and $105,381and $119,413 for the six months ended June 30, 2010 and 2009, respectively.
     Satellites
          SIRIUS’ original three orbiting satellites were launched in 2000. A spare SIRIUS satellite was delivered to ground storage in 2002. SIRIUS’ original three-satellite constellation and terrestrial repeater network were placed into service in 2002. In June 2009, SIRIUS launched a fourth satellite into a geostationary orbit, which was placed into service in August 2009.
          SIRIUS has an agreement with Space Systems/Loral for the design and construction of a sixth SIRIUS satellite (“FM-6”). In January 2008, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch on a Proton rocket.
          XM owns four orbiting satellites; XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 transmit the XM signal. The XM-1 through XM-4 satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the XM system. In October 2009, we entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket.
          During the six months ended June 30, 2010, we capitalized interest and expenditures related to the construction of our satellites and related launch vehicles for FM-6 and XM-5.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Related Party Transactions
          We had the following related party transaction balances at June 30, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Liberty Media	$-	$-	$1,826	$1,974	$10,005	$8,523	$-	$-	$357,806	$263,579
SIRIUS Canada	3,849	2,327	-	-		-	-	-	-	-
XM Canada	1,593	1,011	26,590	24,429	2,776	2,775	26,655	28,793	-	-
General Motors	-	99,995	-	85,364	-	93,107	-	17,508	-	-
American Honda	-	2,914	-	-	-	3,841	-	-	-	-

Total	$5,442	$106,247	$28,416	$111,767	$12,781	$108,246	$26,655	$46,301	$357,806	$263,579

          Neither General Motors nor American Honda is considered a related party following May 27, 2010, the date on which individuals nominated by General Motors and American Honda ceased to be members of our board of directors.
     Liberty Media
          In February, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors.
          The Series B Preferred Stock is convertible into approximately 2,586,976,761 shares of our common stock. Liberty Media has agreed not to acquire more than 49.9% of our outstanding common stock prior to March 2012, except that Liberty Media may acquire more than 49.9% of our outstanding common stock at any time after March 2011 pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Media or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during the three year period ending in March 2012.
          Liberty Media has advised us that as of June 30, 2010 and December 31, 2009, respectively, it owned the following principal amounts of our debt, excluding discounts of $16,194 and $15,642, respectively:

	June 30,	December 31,
	2010	2009
9⅝% Senior Notes due 2013	$-	$55,221
8.75% Senior Notes due 2015	150,000	-
9.75% Senior Secured Notes due 2015	50,000	50,000
11.25% Senior Secured Notes due 2013	87,000	87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total	$374,000	$279,221

          As of June 30, 2010 and December 31, 2009, we recorded $10,005 and $8,523, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $10,902 and $24,555 for the three months ended June 30, 2010 and 2009, respectively, and $19,964 and $33,356 for the six months ended June 30, 2010 and 2009, respectively.

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
          We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Royalty income	$1,765	$1,326	$3,440	$2,170
Dividend income	231	268	457	393

Total revenue from SIRIUS Canada	$1,996	$1,594	$3,897	$2,563

          Receivables from royalty and dividend income were fully utilized to absorb a portion of our proportionate share of net losses generated by SIRIUS Canada during the three and six months ended June 30, 2010 and 2009. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended June 30, 2010 and 2009 were $2,393 and $2,916, respectively, and for the six months ended June 30, 2010 and 2009 were $4,835 and $4,914, respectively.
     XM Canada
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five years. XM receives a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term.
          The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is amortized on a straight-line basis through 2020, the expected term of the agreements. As of June 30, 2010 and December 31, 2009, the carrying value of deferred revenue related to XM Canada was $29,431 and $31,568, respectively.
          XM has extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to XM. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of June 30, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in related party long-term assets were $19,666, net of a $3,991 valuation allowance, and $18,429, respectively. The June 30, 2010 valuation allowance of $3,991 related to the absorption of our proportionate share of net loss from our investment in XM Canada shares.
          As of June 30, 2010 and December 31, 2009, amounts due from XM Canada also included $6,924 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Amortization of XM Canada deferred income	$694	$694	$1,388	$1,388
Subscriber and activation fee royalties	2,658	160	5,005	274
Licensing fee revenue	750	1,500	2,250	3,000
Advertising reimbursements	333	367	667	733

Total revenue from XM Canada	$4,435	$2,721	$9,310	$5,395

     General Motors and American Honda
          XM has a long-term distribution agreement with General Motors Company (“GM”). GM had a representative on our board of directors and was considered a related party through May 27, 2010. GM is no longer a related party. During the term of the agreement, GM has agreed to distribute the XM service. XM subsidizes a portion of the cost of XM radios and makes incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed XM radios become self-paying subscribers to XM’s service. XM also shares with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.
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
          XM has a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. American Honda is no longer a related party. XM has an agreement to make a certain amount of its bandwidth available to American Honda. American Honda’s use of XM’s bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with XM’s business, and must meet XM’s quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. XM makes incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.
          As of May 27, 2010, we had the following aggregate assets and liabilities related to GM and America Honda:

Non-cash
Balance sheet line item	Adjustment
Related party current assets	$107,908
Related party long term assets	73,016
Related party current liabilities	57,996

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010*	2009	2010*	2009
GM	$4,995	$6,264	$12,759	$13,256
American Honda	2,103	2,995	4,990	5,827

Total	$7,098	$9,259	$17,749	$19,083

*	GM and American Honda were considered related parties through May 27, 2010.
          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010*		2009		2010*		2009
		American		American		American		American
	GM	Honda	GM	Honda	GM	Honda	GM	Honda
Sales and marketing	$5,575	$-	$7,537	$-	$13,374	$-	$15,631	$-
Revenue share and royalties	6,756	1,337	13,982	1,530	15,823	3,167	31,655	2,965
Subscriber acquisition costs	7,027	742	5,545	1,414	17,514	1,969	14,805	2,745
Customer service and billing	50	-	-	-	125	-	-	-
Interest expense, net of amounts capitalized	-	-	-	-	1,421	-	-	-

Total	$19,408	$2,079	$27,064	$2,944	$48,257	$5,136	$62,091	$5,710

*	GM and American Honda were considered related parties through May 27, 2010.
(10) Investments
          Our investments consist of the following:

	June 30,	December 31,
	2010	2009
Investment in SIRIUS Canada	$-	$-
Investment in XM Canada	-	2,390
Investment in XM Canada debentures	3,073	2,970
Auction rate certificates	-	8,556
Restricted investments	3,396	3,400

Total investments	$6,469	$17,316

     Canadian Entities
          Our investments in SIRIUS Canada and XM Canada (the “Canadian Entities”) are recorded using the equity method since we have a significant influence, but do not control the Canadian Entities. Under this method, our investments in the Canadian Entities, originally recorded at cost, are adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund the Canadian Entities. We have a 49.9% economic interest in SIRIUS Canada and a 23.33% economic interest in XM Canada.
          Our share of net earnings or losses of the Canadian Entities is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations. As it relates to XM Canada, this is done on a one month lag. We evaluate the Canadian Entities periodically and record an impairment charge to Interest and investment income (loss) in our unaudited consolidated statements of operations if we determine that decreases in fair value are considered to be other-than temporary. In addition, any payments received from the Canadian Entities in excess of the carrying value of our investments in, advances to and commitments to such entity is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Share of SIRIUS Canada net loss	$(1,316)	$(1,594)	$(3,218)	$(2,563)
Payments received from SIRIUS Canada in excess of carrying value	3,710	6,869	3,710	6,869
Share of XM Canada net loss	(3,339)	4,847	(6,490)	943
Impairment of XM Canada	-	(1,700)	-	(4,734)
Realized gain on sale of auction rate certificates	-	-	425	-

Total	$(945)	$8,422	$(5,573)	$515

          In addition, during the three and six months ended June 30, 2010, we recorded $74 and $109, respectively, of a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          XM holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of June 30, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,070 and $3, respectively. As of December 31, 2009, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the six months ended June 30, 2010.
     Restricted Investments
          Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements and reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of June 30, 2010 and December 31, 2009, Long-term restricted investments were $3,396 and $3,400, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	June 30,	December 31,
	(per share)	2010	2009

SIRIUS Debt
3 1/4% Convertible Notes due 2011 (a)	$5.30	230,000	230,000
Less: discount		(997)	(1,371)
Senior Secured Term Loan due 2012 (b)	N/A	-	244,375
9 5/8% Senior Notes due 2013 (c)	N/A	-	500,000
Less: discount		-	(3,341)
8.75% Senior Notes due 2015 (d)	N/A	800,000	-
Less: discount		(13,360)	-
9.75% Senior Secured Notes due 2015 (e)	N/A	257,000	257,000
Less: discount		(10,927)	(11,695)
XM Debt
10% Senior PIK Secured Notes due 2011 (f)	N/A	-	113,685
Less: discount		-	(7,325)
11.25% Senior Secured Notes due 2013 (g)	N/A	525,750	525,750
Less: discount		(28,474)	(32,259)
13% Senior Notes due 2013 (h)	N/A	778,500	778,500
Less: discount		(68,450)	(76,601)
9.75% Senior Notes due 2014 (i)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (j)	$1.875	550,000	550,000
Less: discount		(8,391)	(9,119)
Other debt:
Capital leases	N/A	12,319	14,304

Total debt		3,028,230	3,077,163
Less: current maturities
Non-related party		8,280	13,882

Total current maturities		8,280	13,882
Total long-term		3,019,950	3,063,281
Less: related party		357,806	263,579

Total long-term, excluding related party		$2,662,144	$2,799,702

SIRIUS Debt
     (a) 3 1/4% Convertible Notes due 2011
          In October 2004, SIRIUS issued $230,000 in aggregate principal amount of 3 1/4% Convertible Notes due October 15, 2011 (the “3 1/4% Notes”), which are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Interest is payable semi-annually on April 15 and October 15 of each year. The obligations under the 3 1/4% Notes are not secured by any of our assets.
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
     (c) 9 5/8% Senior Notes due 2013
          In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9 5/8% Senior Notes due 2013 (the “9 5/8% Notes”). The obligations under the 9 5/8% Notes were not secured by any of our assets. On April 16, 2010, we used net proceeds of $534,091 from the sale of our 8.75% Senior Notes due 2015 to redeem the 9 5/8% Notes. This amount included accrued and unpaid interest of $10,026 and a repayment premium of $24,065. We recorded an aggregate loss on extinguishment on the 9 5/8% Notes of $27,705 consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (d) 8.75% Senior Notes due 2015
          In March 2010, SIRIUS issued $800,000 aggregate principal amount of 8.75% Senior Notes due April 1, 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2010, at a rate of 8.75% per annum. The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. Certain of the domestic wholly-owned subsidiaries of SIRIUS guarantee SIRIUS’ obligations under the 8.75% Notes on a senior unsecured basis. SIRIUS operates XM as an unrestricted subsidiary under the 8.75% Notes indenture.
     (e) 9.75% Senior Secured Notes due 2015
          In August 2009, SIRIUS issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due September 1, 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year at a rate of 9.75% per annum. The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708. Certain of the domestic wholly-owned subsidiaries of SIRIUS guarantee SIRIUS’ obligations under the 9.75% Notes. The 9.75% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of SIRIUS and the guarantors other than certain excluded assets (including cash, accounts receivable and certain inventory). SIRIUS operates XM as an unrestricted subsidiary under the 9.75% Notes indenture.
XM Debt
     (f) 10% Senior PIK Secured Notes due 2011
          At December 31, 2009, XM had outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest was payable on the PIK Notes semi-annually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% per annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date. On June 1, 2010, we redeemed all outstanding PIK Notes at a price of 100% plus accrued interest. We recognized an aggregate loss on extinguishment of the PIK Notes of $4,138, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
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
          Substantially all the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM and the guarantors.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     (h) 13% Senior Notes due 2013
          In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature on August 1, 2013. Substantially all the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 13% Notes.
     (i) 9.75% Senior Notes due 2014
          XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “XM 9.75% Notes”). Interest on the XM 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The XM 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the XM 9.75% Notes at declining redemption prices at any time, subject to certain restrictions. Substantially all the domestic subsidiaries of XM guarantee XM’s obligations under the XM 9.75% Notes.
          On August 3, 2010, XM issued to holders of its outstanding XM 9.75% Notes a notice of redemption of the 9.75% Notes at a price of 104.875% of the principal amount of the notes plus accrued interest on August 16, 2010.
     (j) 7% Exchangeable Senior Subordinated Notes due 2014
          In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. Substantially all the domestic wholly-owned subsidiaries of XM have guaranteed the Exchangeable Notes on a senior subordinated basis.
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
     Covenants and Restrictions
          Our debt generally requires compliance with certain financial covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage ratio would be no greater than 6.00 to 1.00 after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. SIRIUS operates XM as an unrestricted subsidiary for purposes of compliance with the covenants contained in its debt instruments.
          Under our debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.
          At June 30, 2010, we were in compliance with our financial debt covenants.
(12) Stockholders’ Equity
     Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of June 30, 2010 and December 31, 2009. There were 3,885,905,912 and 3,882,659,087 shares of common stock issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          As of June 30, 2010, approximately 3,692,600,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of June 30, 2010, there were 202,400,000 shares loaned under the facilities.
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
          The shares we loaned to the share borrowers are issued and outstanding for corporate law purposes, and holders of borrowed shares (other than the share borrowers) have the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP, the borrowed shares are not considered outstanding for the purpose of computing and reporting our net income (loss) per common share. The accounting method may change if, due to a default by either UBS or MS (or Morgan Stanley, as guarantor), the borrowed shares, or the equivalent value of those shares, will not be returned to us as required under the share lending agreements.
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized share-based payment expense associated with these shares of $219 in each of the three months ended June 30, 2010 and 2009 and $1,860 in each of the six months ended June 30, 2010 and 2009. As of June 30, 2010, there was a $5,560 remaining balance of common stock value included in other current assets. As of December 31, 2009, there was a $7,420 remaining balance of common stock value included in other current assets and other long-term assets in the amount of $5,852 and $1,568, respectively.
     Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2010 and December 31, 2009. There were 24,808,959 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of June 30, 2010 and December 31, 2009. There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of June 30, 2010 and December 31, 2009. There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of June 30, 2010 and December 31, 2009.
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
     Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of June 30, 2010, approximately 46,946,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $3.00 per share were outstanding. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We did not have any warrant related expense for both the three months ended June 30, 2010 and 2009 and $0 and $2,522 for the six months ended June 30, 2010 and 2009, respectively.
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
(13) Benefits Plans
          We maintain five share-based benefits plans. We satisfy awards and options granted under these plans through the issuance of new shares. We recognized share-based payment expense of $15,682 and $29,482 for the three months ended June 30, 2010 and 2009, respectively, and $31,223 and $45,496 for the six months ended June 30, 2010 and 2009, respectively. We did not realize any income tax benefits from share-based benefits plans during the three and six months ended June 30, 2010 and 2009 as a result of the full valuation allowance is maintained for substantially all net deferred tax assets.
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2010, approximately 323,160,838 shares of common stock were available for future grants under the 2009 Plan.
     Other Plans
          SIRIUS and XM maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. These plans generally provided for the grant of stock options, restricted stock, restricted stock units and other stock-based awards. No further awards may be made under these plans. Outstanding awards under these plans are being continued.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors during the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Risk-free interest rate	2.2%	2.5%	2.5%	2.5%
Expected life of options - years	5.11	4.71	5.06	4.71
Expected stock price volatility	86%	88%	85%	88%
Expected dividend yield	0%	0%	0%	0%
          The following table summarizes the range of assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors, during the three and six months ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Risk-free interest rate	N/A	1.64 - 2.54%	N/A	1.08 - 2.54%
Expected life - years	N/A	2.84 - 4.71	N/A	2.50 - 6.19
Expected stock price volatility	N/A	88%	N/A	83 - 88%
Expected dividend yield	N/A	0%	N/A	0%
          There were no options granted to third parties during the three and six months ended June 30, 2010.
          The following table summarizes stock option activity under our share-based payment plans for the six months ended June 30, 2010 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, December 31, 2009	364,792	$1.44
Granted	14,202	0.69
Exercised	(284)	0.23
Forfeited, cancelled or expired	(9,674)	3.44

Outstanding, June 30, 2010	369,036	1.36	6.56	$120,216

Exercisable, June 30, 2010	78,627	$4.12	4.24	$1,393

          The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.47 and $0.29, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $221. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was $0; no options were exercised in the period.
          We recognized share-based payment expense associated with stock options of $10,254 and $20,060 for the three months ended June 30, 2010 and 2009, respectively, and $20,780 and $32,312 for the six months ended June 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the six months ended June 30, 2010 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, December 31, 2009	6,919	$2.65
Granted	-	-
Vested	(4,191)	2.85
Forfeited	(185)	2.69

Nonvested, June 30, 2010	2,543	$2.58

          The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2010 was $0; no restricted stock units were granted during the period. The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2009 was $0.37. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2010 and 2009 was $3,885 and $10,721, respectively.
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $2,116 and $6,000 for the three months ended June 30, 2010 and 2009, respectively, and $4,674 and $12,857 for the six months ended June 30, 2010 and 2009, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at June 30, 2010 and December 31, 2009, net of estimated forfeitures, was $95,666 and $114,068, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of June 30, 2010.
     401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.
          The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Legacy XM Plan participants are fully vested for all current and future employer contributions. Share-based payment expense resulting from the matching contribution to the plans was $718 and $666 for the three months ended June 30, 2010 and 2009, respectively, and $1,925 and $1,292 for the six months ended June 30, 2010 and 2009, respectively.
          We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense (benefit) was $2,594 and $2,756 for the three months ended June 30, 2010 and 2009, respectively, and $3,844 and $(965) for the six months ended June 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of June 30, 2010:

	Remaining
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations	$5,341	$234,127	$1,539	$1,305,386	$555,442	$1,057,000	$3,158,835
Cash interest payments	151,410	302,323	294,620	264,919	133,816	60,058	1,207,146
Satellite and transmission	82,546	67,817	5,382	5,898	14,385	34,655	210,683
Programming and content	99,791	167,862	127,782	33,265	10,350	4,000	443,050
Marketing and distribution	49,562	29,117	18,764	7,015	3,090	1,500	109,048
Satellite incentive payments	3,729	8,851	10,505	11,100	10,807	63,535	108,527
Operating lease obligations	24,436	26,283	21,885	17,936	11,742	6,806	109,088
Other	25,323	24,643	7,782	3	-	-	57,751

Total	$442,138	$861,023	$488,259	$1,645,522	$739,632	$1,227,554	$5,404,128

          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above is the aggregate principal balance of $5,260 of the XM 9.75% Notes. The XM 9.75% Notes, originally scheduled to mature in 2014, were called for redemption in August 2010 and will be redeemed on August 16, 2010. The table above continues to reflect the contractual payments of interest and principal for these notes.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.
          Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites and related launch vehicles for use in our systems.
          SIRIUS has an agreement with Space Systems/Loral to design and construct a sixth satellite, FM-6. In January 2008, SIRIUS entered into an agreement with ILS to secure a satellite launch on a Proton rocket.
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of XM’s four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s four satellites. As of June 30, 2010, we have accrued $28,575 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
          Space Systems/Loral, the manufacturer of SIRIUS’ fifth satellite, may be entitled to future in-orbit performance payments. As of June 30, 2010, we have accrued $13,706 related to contingent performance payments for FM-5 based on expected operating performance over its fifteen-year design life.
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
(15) Condensed Consolidating Financial Information
          Sirius Asset Management, LLC and Satellite CD Radio, Inc. (collectively, the “Guarantor Subsidiaries”) are our wholly-owned subsidiaries. The Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by us in connection with certain of our financings. Our unrestricted subsidiary, XM, and its consolidated subsidiaries are non-guarantor subsidiaries (collectively, the “Non-Guarantor Subsidiaries”).
          These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Sirius XM Radio Inc. and Subsidiaries.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Basis of Presentation
          In presenting our condensed consolidating financial statements, the equity method of accounting has been applied to (i) our interests in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
          Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$329,315	$-	$-	$370,446	$-	$699,761

Cost of services	143,579	-	-	122,542	-	266,121
Subscriber acquisition costs	71,557	-	-	38,826	-	110,383
Sales and marketing	22,104	-	-	34,073	-	56,177
Engineering, design and development	6,255	-	-	4,992	-	11,247
General and administrative	30,776	-	-	28,390	-	59,166
Depreciation and amortization	32,686	126	-	36,418	-	69,230
Restructuring, impairments and related costs	1,101	-	-	702	-	1,803

Total operating expenses	308,058	126	-	265,943	-	574,127

Income (loss) from operations	21,257	(126)	-	104,503	-	125,634

Other income (expense):
Interest expense, net of amounts capitalized	(25,202)	-	-	(56,879)	5,279	(76,802)
Loss on extinguishment of debt and credit facilities, net	(27,597)	-	-	(4,274)	-	(31,871)
Loss on change in value of embedded derivative	-	-	-	(11,312)	11,312	-
Interest and investment income (loss)	31,030	-	-	(2,281)	(28,371)	378
Other income	(273)	-	-	(203)	(125)	(601)

Income (loss) before income taxes	(785)	(126)	-	29,554	(11,905)	16,738

Income tax expense	(412)	-	(538)	(516)	-	(1,466)

Net income (loss)	(1,197)	(126)	(538)	29,038	(11,905)	15,272

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(1,197)	$(126)	$(538)	$29,038	$(11,905)	$15,272

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$283,796	$-	$-	$307,033	$-	$590,829

Cost of services	133,383	8	-	121,041	-	254,432
Subscriber acquisition costs	45,342	-	-	22,309	-	67,651
Sales and marketing	18,191	-	-	30,502	-	48,693
Engineering, design and development	5,313	-	-	6,631	-	11,944
General and administrative	31,996	-	-	34,720	-	66,716
Depreciation and amortization	27,070	39	-	50,049	-	77,158
Restructuring, impairments and related costs	415	-	-	26,585	-	27,000

Total operating expenses	261,710	47	-	291,837	-	553,594

Income (loss) from operations	22,086	(47)	-	15,196	-	37,235

Other income (expense):
Interest expense, net of amounts capitalized	(23,828)	-	-	(87,926)	13,674	(98,080)
Loss on extinguishment of debt and credit facilities, net	(307)	-	-	(107,449)	-	(107,756)
Loss on change in value of embedded derivative	-	-	-	(19,800)	19,800	-
Interest and investment income (loss)	(186,246)	-	-	(997)	196,566	9,323
Other income	(4,825)	-	-	5,574	-	749

Income (loss) before income taxes	(193,120)	(47)	-	(195,402)	230,040	(158,529)

Income tax expense	-	-	(537)	(578)	-	(1,115)

Net income (loss)	(193,120)	(47)	(537)	(195,980)	230,040	(159,644)

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(193,120)	$(47)	$(537)	$(195,980)	$230,040	$(159,644)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$639,748	$-	$-	$723,796	$-	$1,363,544

Cost of services	287,486	-	-	239,500	-	526,986
Subscriber acquisition costs	128,684	-	-	71,078	-	199,762
Sales and marketing	38,635	-	-	66,659	-	105,294
Engineering, design and development	12,461	-	-	10,223	-	22,684
General and administrative	61,818	-	-	54,928	-	116,746
Depreciation and amortization	65,300	308	-	73,887	-	139,495
Restructuring, impairments and related costs	1,101	-	-	702	-	1,803

Total operating expenses	595,485	308	-	516,977	-	1,112,770

Income (loss) from operations	44,263	(308)	-	206,819	-	250,774

Other income (expense):
Interest expense, net of amounts capitalized	(47,810)	-	-	(116,878)	10,018	(154,670)
Loss on extinguishment of debt and credit facilities, net	(30,155)	-	-	(4,282)	-	(34,437)
Loss on change in value of embedded derivative	-	-	-	(48,603)	48,603	-
Interest and investment income (loss)	32,759	-	-	(3,903)	(31,748)	(2,892)
Other income	(273)	-	-	1,126	(125)	728

Income (loss) before income taxes	(1,216)	(308)	-	34,279	26,748	59,503

Income tax expense	(412)	-	(1,076)	(1,145)	-	(2,633)

Net income (loss)	(1,628)	(308)	(1,076)	33,134	26,748	56,870

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(1,628)	$(308)	$(1,076)	$33,134	$26,748	$56,870

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$568,354	$-	$-	$609,454	$-	$1,177,808

Cost of services	273,362	8	-	250,417	-	523,787
Subscriber acquisition costs	92,082	-	-	48,637	-	140,719
Sales and marketing	33,484	-	-	66,632	-	100,116
Engineering, design and development	10,340	-	-	11,383	-	21,723
General and administrative	59,558	-	-	66,473	-	126,031
Depreciation and amortization	54,475	174	-	104,875	-	159,524
Restructuring, impairments and related costs	1,029	-	-	26,585	-	27,614

Total operating expenses	524,330	182	-	575,002	-	1,099,514

Income (loss) from operations	44,024	(182)	-	34,452	-	78,294

Other income (expense):
Interest expense, net of amounts capitalized	(39,802)	-	-	(155,838)	29,582	(166,058)
Loss on extinguishment of debt and credit facilities, net	(17,637)	-	-	(108,076)	-	(125,713)
Loss on change in value of embedded derivative	-	-	-	(78,003)	78,003	-
Interest and investment income (loss)	(301,761)	-	-	(7,406)	311,324	2,157
Other income	(4,700)	-	-	5,959	-	1,259

Income (loss) before income taxes	(319,876)	(182)	-	(308,912)	418,909	(210,061)

Income tax expense	-	-	(1,074)	(1,155)	-	(2,229)

Net income (loss)	(319,876)	(182)	(1,074)	(310,067)	418,909	(212,290)

Preferred stock beneficial conversion feature	(186,188)	-	-	-	-	(186,188)

Net income (loss) attributable to common stockholders	$(506,064)	$(182)	$(1,074)	$(310,067)	$418,909	$(398,478)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$162,864	$-	$-	$95,990	$-	$258,854
Accounts receivable, net	123,170	-	-	73,379	-	196,549
Due from subsidiaries/affiliates	148,692	3,333	-	683	(152,708)	-
Inventory, net	8,299	-	-	5,427	-	13,726
Prepaid expenses	45,071	-	-	148,369	-	193,440
Related party current assets	3,849	-	-	1,593	-	5,442
Deferred tax asset	7,207	-	-	70,363	-	77,570
Other current assets	8,876	-	-	5,837	(122)	14,591

Total current assets	508,028	3,333	-	401,641	(152,830)	760,172

Property and equipment, net	890,937	16,493	-	857,917	-	1,765,347
Investment in subsidiaries/affiliates	(568,632)	-	-	-	568,632	-
Restricted investments	3,146	-	-	250	-	3,396
Deferred financing fees, net	1,552	-	-	65,137	(7,465)	59,224
Intangible assets, net	-	-	83,654	2,577,347	-	2,661,001
Goodwill	-	-	-	-	1,834,856	1,834,856
Due from subsidiaries/affiliates	-	-	-	-	-	-
Related party long-term assets	347	-	-	28,221	(152)	28,416
Other long-term assets	10,040	-	-	78,480	-	88,520

Total assets	$845,418	$19,826	$83,654	$4,008,993	$2,243,041	$7,200,932

Current liabilities:
Accounts payable and accrued expenses	$292,828	$-	$-	$226,786	$(433)	$519,181
Accrued interest	24,715	-	-	43,826	-	68,541
Due to subsidiaries/affiliates	-	20,551	477	131,264	(152,292)	-
Current portion of deferred revenue	610,045	-	-	558,682	363	1,169,090
Current portion of deferred credit on executory contracts	-	-	-	263,998	-	263,998
Current maturities of long-term debt	1,422	-	-	6,858	-	8,280
Related party current liabilities	5,417	-	-	7,364	-	12,781

Total current liabilities	934,427	20,551	477	1,238,778	(152,362)	2,041,871

Deferred revenue	123,826	-	-	151,386	-	275,212
Deferred credit on executory contracts	-	-	-	647,691	-	647,691
Long-term debt	1,069,881	-	-	1,456,873	135,390	2,662,144
Long-term related party debt	195,369	-	-	159,674	2,763	357,806
Deferred tax liability	7,217	-	17,984	922,267	-	947,468
Related party long-term liabilities	-	-	-	26,655	-	26,655
Other long-term liabilities	22,888	-	-	38,769	-	61,657

Total liabilities	2,353,608	20,551	18,461	4,642,093	(14,209)	7,020,504

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,923	-	-	-	-	3,923
Accumulated other comprehensive loss	(5,987)	-	-	(5,987)	5,987	(5,987)
Additional paid-in-capital	10,379,730	-	83,654	6,060,660	(6,144,314)	10,379,730
Retained earnings (accumulated deficit)	(11,885,856)	(725)	(18,461)	(6,687,773)	8,395,577	(10,197,238)

Total stockholders’ equity (deficit)	(1,508,190)	(725)	65,193	(633,100)	2,257,250	180,428

Total liabilities and stockholders’ equity	$845,418	$19,826	$83,654	$4,008,993	$2,243,041	$7,200,932

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$171,265	$-	$-	$212,224	$-	$383,489
Accounts receivable, net	102,276	-	-	60,042	-	162,318
Due from subsidiaries/affiliates	127,110	-	-	930	(128,040)	-
Inventory, net	12,177	-	-	4,016	-	16,193
Prepaid expenses	25,042	-	-	75,231	-	100,273
Related party current assets	2,768	-	-	103,479	-	106,247
Deferred tax asset	7,999	-	-	64,641	-	72,640
Other current assets	12,896	-	-	5,724	-	18,620

Total current assets	461,533	-	-	526,287	(128,040)	859,780

Property and equipment, net	894,485	17,113	-	799,405	-	1,711,003
Investment in subsidiaries/affiliates	(600,976)	-	-	-	600,976	-
Restricted investments	3,150	-	-	250	-	3,400
Deferred financing fees, net	3,595	-	-	68,571	(5,759)	66,407
Intangible assets, net	-	-	83,654	2,611,461	-	2,695,115
Goodwill	-	-	-	-	1,834,856	1,834,856
Due from subsidiaries/affiliates	-	-	-	-	-	-
Related party long-term assets	155	-	-	111,730	(118)	111,767
Other long-term assets	14,350	-	-	25,528	-	39,878

Total assets	$776,292	$17,113	$83,654	$4,143,232	$2,301,915	$7,322,206

Current liabilities:
Accounts payable and accrued expenses	$343,131	$-	$-	$207,803	$(7,248)	$543,686
Accrued interest	27,627	-	-	46,939	-	74,566
Due to subsidiaries/affiliates	-	17,530	477	110,032	(128,039)	-
Current portion of deferred revenue	569,742	-	-	506,440	7,248	1,083,430
Current portion of deferred credit on executory contracts	-	-	-	252,831	-	252,831
Current maturities of long-term debt	2,500	-	-	11,382	-	13,882
Related party current liabilities	3,934	-	-	104,312	-	108,246

Total current liabilities	946,934	17,530	477	1,239,739	(128,039)	2,076,641

Deferred revenue	121,286	-	-	133,863	-	255,149
Deferred credit on executory contracts	-	-	-	784,078	-	784,078
Long-term debt	1,109,893	-	-	1,494,921	194,888	2,799,702
Long-term related party debt	102,577	-	-	157,032	3,970	263,579
Deferred tax liability	7,999	-	16,908	915,275	-	940,182
Related party long-term liabilities	-	-	-	46,301	-	46,301
Other long-term liabilities	22,201	-	-	38,851	-	61,052

Total liabilities	2,310,890	17,530	17,385	4,810,060	70,819	7,226,684

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,920	-	-	-	-	3,920
Accumulated other comprehensive loss	(6,581)	-	-	(6,581)	6,581	(6,581)
Additional paid-in-capital	10,352,291	-	83,654	6,060,660	(6,144,314)	10,352,291
Retained earnings (accumulated deficit)	(11,884,228)	(417)	(17,385)	(6,720,907)	8,368,829	(10,254,108)

Total stockholders’ equity (deficit)	(1,534,598)	(417)	66,269	(666,828)	2,231,096	95,522

Total liabilities and stockholders’ equity	$776,292	$17,113	$83,654	$4,143,232	$2,301,915	$7,322,206

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Balance at December 31, 2009	$(1,534,598)	$(417)	$66,269	$(666,828)	$2,231,096	$95,522
Net income (loss)	(1,628)	(308)	(1,076)	33,134	26,748	56,870
Other comprehensive income:
Unrealized gain on available-for-sale securities	469	-	-	469	(469)	469
Foreign currency translation adjustment	125	-	-	125	(125)	125

Total comprehensive income (loss)	(1,034)	(308)	(1,076)	33,728	26,154	57,464
Issuance of common stock to employees and employee benefit plans, net of forfeitures	1,984	-	-	-	-	1,984
Share-based payment expense	25,458	-	-	-	-	25,458
Contributed capital	-	-	-	-	-	-

Balance at June 30, 2010	$(1,508,190)	$(725)	$65,193	$(633,100)	$2,257,250	$180,428

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$27,538	$-	$-	$113,449	$-	$140,987

Cash flows from investing activities:
Additions to property and equipment	(50,839)	-	-	(118,474)	-	(169,313)
Sale of restricted and other investments	4	-	-	9,450	-	9,454

Net cash used in investing activities	(50,835)	-	-	(109,024)	-	(159,859)

Cash flows from financing activities:
Long-term borrowings, net of costs	637,406	-	-	-	-	637,406
Related party long-term borrowings, net of costs	147,094	-	-	-	-	147,094
Restricted cash to be used for the redemption of debt	-	-	-	-	-	-
Repayment of long-term borrowings	(690,318)			(120,659)		(810,977)
Repayment of related party long term borrowings	(55,221)					(55,221)
Payment of premiums	(24,065)	-	-	-	-	(24,065)

Net cash provided by (used in) financing activities	14,896	-	-	(120,659)	-	(105,763)

Net (decrease) increase in cash and cash equivalents	(8,401)	-	-	(116,234)	-	(124,635)
Cash and cash equivalents at beginning of period	171,265	-	-	212,224	-	383,489

Cash and cash equivalents at end of period	$162,864	$-	$-	$95,990	$-	$258,854

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$36,662	$4,990	$-	$101,388	$(6,181)	$136,859

Cash flows from investing activities:
Additions to property and equipment	(118,700)	(4,990)	-	(4,121)	-	(127,811)

Net cash used in investing activities	(118,700)	(4,990)	-	(4,121)	-	(127,811)

Cash flows from financing activities:
Preferred stock issuance costs, net	(3,712)	-	-	-	-	(3,712)
Long-term borrowings, net of costs	(8,732)	-	-	387,427	6,181	384,876
Related party long-term borrowings, net of costs	221,247	-	-	95,093	-	316,340
Payment of premiums on redemption of debt	-	-	-	(16,572)	-	(16,572)
Repayment of long-term borrowings	(172,836)	-	-	(255,035)	-	(427,871)
Repayment of related party long-term borrowings	(867)	-	-	(100,000)	-	(100,867)

Net cash provided by (used in) financing activities	35,100	-	-	110,913	6,181	152,194

Net (decrease) increase in cash and cash equivalents	(46,938)	-	-	208,180	-	161,242
Cash and cash equivalents at beginning of period	173,647	-	-	206,799	-	380,446

Cash and cash equivalents at end of period	$126,709	$-	$-	$414,979	$-	$541,688

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
          We have included in this Quarterly Report on Form 10-Q, and from time to time, our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” For a discussion of other significant factors and risks that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We have entered into a number of important content arrangements, including agreements with the National Football League, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with Howard Stern expires in December 2010; our agreement with the NFL expires at the end of the 2010-2011 NFL season; and our agreement with NASCAR expires in December 2011. Although preliminary discussions have been held with the National Football League, Howard Stern and NASCAR regarding new programming arrangements, we may not be able to secure new programming arrangements with one or more of these providers, or enter into new agreements at costs that are acceptable to us. If we do not secure new programming arrangements with one or more of these providers, certain of our subscribers may elect to cancel or not to renew their subscriptions. We cannot quantify how many subscribers may cancel or elect not to renew their subscriptions if we fail to secure new programming arrangements with one or more of these providers; however, we have no reason to believe that any such subscriber loss will be material to our business or financial condition taken as a whole.
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

Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. The SIRIUS system consists of four in-orbit satellites with over 125 terrestrial repeaters, satellite uplink facilities and studios. The XM system consists of four in-orbit satellites with over 650 terrestrial repeaters, satellite uplink facilities and studios. The terrestrial repeaters receive and retransmit signals. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone and Blackberry.
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory- or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of certain daily rental car companies.
          As of June 30, 2010, we had 19,527,448 subscribers; 9,470,068 SIRIUS subscribers and 10,057,380 XM subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet operators; certain subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.
          Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our Backseat TV, data and weather services.
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
          We also have an interest in the satellite radio services offered in Canada. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count. In May 2010, our letter of intent with ACIR DARS Mexico, S. de R.L. de C.V. to pursue a license to offer satellite radio in Mexico was terminated.
          In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc. XM Satellite Radio Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt agreements.

Actual Results of Operations
          Set forth below are our results of operations for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009.
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended June 30, 2010 and 2009, subscriber revenue was $601,630 and $561,763, respectively, an increase of 7%, or $39,867. The increase was primarily attributable to the 4% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, rate increases on multi-subscription and internet packages and an $11,209 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues.

•	Six Months: For the six months ended June 30, 2010 and 2009, subscriber revenue was $1,181,139 and $1,121,151, respectively, an increase of 5%, or $59,988. The increase was primarily attributable to the 2% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, rate increases on multi-subscription and internet packages and a $22,931 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues.
          Future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. The impact of purchase price accounting adjustments attributable to acquired subscriber deferred revenues will continue to decline in absolute amount and as a percentage of reported total subscriber revenues through 2013 as balances are earned over the acquired subscription period.
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreement applied to gross billing revenue.
•	Three Months: For the three months ended June 30, 2010 and 2009, advertising revenue was $15,797 and $12,564, respectively, which represents an increase of 26%, or $3,233. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.

•	Six Months: For the six months ended June 30, 2010 and 2009, advertising revenue was $30,323 and $24,869, respectively, which represents an increase of 22%, or $5,454. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
          Our advertising revenue is subject to fluctuation based on the national economic environment. We expect advertising revenue to grow as our subscribers increase and the economy improves.
          Equipment Revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended June 30, 2010 and 2009, equipment revenue was $18,520 and $10,928, respectively, which represents an increase of 69%, or $7,592. The increase was driven by royalties from increased OEM installations.

•	Six Months: For the six months ended June 30, 2010 and 2009, equipment revenue was $32,802 and $20,837, respectively, which represents an increase of 57%, or $11,965. The increase was driven by royalties from increased OEM installations.
          We expect equipment revenue to fluctuate based on the volume and mix of equipment sales in our direct to consumer business and OEM installations for which we receive royalty payments for our technology.
          Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended June 30, 2010, other revenue was $63,814 and $5,574, respectively. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Six Months: For the six months ended June 30, 2010, other revenue was $119,280 and $10,951, respectively. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          We expect other revenue to increase as subscribers become subject to the U.S. Music Royalty Fee at subscription renewal dates, as our subscriber base grows and as revenues from affiliates increase. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
     Operating Expenses
          Revenue Share and Royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using SIRIUS and XM radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended June 30, 2010 and 2009, revenue share and royalties were $107,901 and $95,831, respectively, which represents an increase of 13%, or $12,070. The increase was primarily attributable to an increase in our revenues and the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $4,577 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting.

•	Six Months: For the six months ended June 30, 2010 and 2009, revenue share and royalties were $206,085 and $196,297, respectively, which represents an increase of 5%, or $9,788. The increase was primarily attributable to an increase in our revenues and the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $9,137 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting.
          We expect these costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 6.5% and 7.0% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the Copyright Royalty Board is scheduled to commence in January 2011 and the results of that proceeding may have an impact on our results of operations. The deferred credits on executory contracts initially recognized in purchase price accounting are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense and the cost of sharing advertising revenue is recorded as revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended June 30, 2010 and 2009, programming and content expenses were $72,019 and $72,102, respectively, which represents a decrease of $83. The decrease was primarily due to savings in content agreements, partially offset by a $3,999 reduction in the benefit to earnings from purchase price accounting adjustments attributable to the amortization of the deferred credit on acquired programming executory contracts.

•	Six Months: For the six months ended June 30, 2010 and 2009, programming and content expenses were $150,452 and $152,511, respectively, which represents a decrease of 1%, or $2,059. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs, general operating expenses and a $7,742 reduction in the benefit to earnings from purchase price accounting adjustments attributable to the amortization of the deferred credit on acquired programming executory contracts.
          Our programming and content expenses, excluding share-based payment expense, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content, through 2013 as acquired programming contracts expire, principally in 2012 and 2013. Our agreements with third-party content providers are subject to contractual expiration dates. We may or may not be able to negotiate renewals of these agreements on cost effective terms or at all. See “Special Note Regarding Forward-Looking Statements” for a discussion of these risks.
          Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended June 30, 2010 and 2009, customer service and billing expenses were $58,414 and $58,833, respectively, which represents a decrease of 1%, or $419. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.

•	Six Months: For the six months ended June 30, 2010 and 2009, customer service and billing expenses were $114,625 and $119,041, respectively, which represents a decrease of 4%, or $4,416. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect our customer care and billing expenses to decrease on a per subscriber basis due to volume efficiencies, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; and broadcast studios.
•	Three Months: For the three months ended June 30, 2010 and 2009, satellite and transmission expenses were $19,982 and $19,615, respectively, which represents an increase of 2%, or $367. The increase was primarily due to increased satellite insurance expense, partially offset by savings in personnel costs, consulting expenses and repeater maintenance expenses.

•	Six Months: For the six months ended June 30, 2010 and 2009, satellite and transmission expenses were $40,100 and $39,894, respectively, which represents an increase of 1%, or $206. The increase was primarily due to increased satellite insurance expense, partially offset by savings in personnel costs, consulting expenses and repeater maintenance expenses.
          We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add XM-5 and FM-6 to our in-orbit satellite fleet and continue to enhance our terrestrial repeater networks.
          Cost of Equipment includes costs from the sale of SIRIUS and XM radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channel.
•	Three Months: For the three months ended June 30, 2010 and 2009, cost of equipment was $7,805 and $8,051, respectively, which represents a decrease of 3%, or $246. The decrease was primarily due to lower inventory write-downs, partially offset by increased component sales to manufacturers and distributors.

•	Six Months: For the six months ended June 30, 2010 and 2009, cost of equipment was $15,724 and $16,044, respectively, which represents a decrease of 2%, or $320. The decrease was primarily due to lower inventory write-downs, partially offset by increased component sales to manufacturers and distributors.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.
          Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and a prepaid subscription to our service in the sale or lease price of a vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; and provisions for inventory allowance attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios and revenue share payments to automakers and retailers of SIRIUS and XM radios.
•	Three Months: For the three months ended June 30, 2010 and 2009, subscriber acquisition costs were $110,383 and $67,651, respectively, which represents an increase of 63%, or $42,732. The increase was primarily a result of the 46% increase in gross subscriber additions and higher subsidies related to the 103% increase in OEM installations, partially offset by a $6,963 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting.

•	Six Months: For the six months ended June 30, 2010 and 2009, subscriber acquisition costs were $199,762 and $140,719, respectively, which represents an increase of 42%, or $59,043. The increase was primarily a result of the 38% increase in gross subscriber additions and higher subsidies related to the 91% increase in OEM installations, partially offset by a $13,987 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting.
          We expect total subscriber acquisition costs to fluctuate as increases or decreases in OEM installations, which are primarily driven by manufacturing and penetration rates, and changes in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of SIRIUS and XM radios. The impact of purchase price accounting adjustments attributable to the amortization of the deferred credit for acquired subscriber acquisition executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the acquired contracts, principally in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.
•	Three Months: For the three months ended June 30, 2010 and 2009, sales and marketing expenses were $56,177 and $48,693, respectively, which represents an increase of 15%, or $7,484. The increase was primarily due to additional cooperative marketing and personnel costs, partially offset by reductions in consumer advertising, event marketing and third party distribution support expenses.

•	Six Months: For the six months ended June 30, 2010 and 2009, sales and marketing expenses were $105,294 and $100,116, respectively, which represents an increase of 5%, or $5,178. The increase was primarily due to additional cooperative marketing and personnel costs, partially offset by reductions in consumer advertising, event marketing and third party distribution support expenses.
          We expect sales and marketing expenses, excluding share-based payment expense, to increase as we increase our advertising, retention and promotional activities.
          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended June 30, 2010 and 2009, engineering, design and development expenses were $11,247 and $11,944, respectively, which represents a decrease of 6%, or $697. The decrease was primarily due to lower costs associated with chip set development, partially offset by higher personnel costs.

•	Six Months: For the six months ended June 30, 2010 and 2009, engineering, design and development expenses were $22,684 and $21,723, respectively, which represents an increase of 4%, or $961. The increase was primarily due to higher personnel and overhead costs, partially offset by reductions in other research and development costs.
          We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended June 30, 2010 and 2009, general and administrative expenses were $59,166 and $66,716, respectively, which represents a decrease of 11%, or $7,550. The decrease was primarily due to lower share-based payment expense, consulting, accounting and office costs, partially offset by increased personnel and legal costs.

•	Six Months: For the six months ended June 30, 2010 and 2009, general and administrative expenses were $116,746 and $126,031, respectively, which represents a decrease of 7%, or $9,285. The decrease was primarily due to lower share-based payment expense, consulting, accounting and office costs, partially offset by increased personnel and legal costs.
          We do not expect significant changes in future total general and administrative expenses.

          Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
•	Three Months: For the three months ended June 30, 2010 and 2009, depreciation and amortization expense was $69,230 and $77,158, respectively, which represents a decrease of 10%, or $7,928. The decrease was primarily due to a $13,916 reduction in the charge to earnings attributable to the acquired satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on assets placed in-service subsequent to the Merger.

•	Six Months: For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was $139,495 and $159,524, respectively, which represents a decrease of 13%, or $20,029. The decrease was primarily due to a $26,114 reduction in the charge to earnings attributable to the acquired satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on assets placed in-service subsequent to the Merger.
          We expect depreciation and amortization expenses to increase in future periods as we complete the construction and launch satellites, which will be partially offset by reductions in the depreciation and amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.
•	Three Months: For the three months ended June 30, 2010 and 2009, interest expense was $76,802 and $98,080, respectively, which represents a decrease of 22%, or $21,278. The decrease was primarily due to decreases in the interest rates on our outstanding debt in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.

•	Six Months: For the six months ended June 30, 2010 and 2009, interest expense was $154,670 and $166,058, respectively, which represents a decrease of 7%, or $11,388. The decrease was primarily due to decreases in the interest rates on our outstanding debt in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended June 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $31,871 and $107,756, respectively, which represents a decrease of 70%, or $75,855. During the three months ended June 30, 2010, the loss was incurred on the repayment of SIRIUS’ 9 5/8% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011. During the three months ended June 30, 2009, the loss was incurred on the repayment of the XM’s Amended and Restated Credit Agreement due 2011 and the termination of XM’s Second Lien Credit Agreement.

•	Six Months: For the six months ended June 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $34,437 and $125,713, respectively, which represents a decrease of 73%, or $91,276. During the six months ended June 30, 2010, the loss was incurred on the repayment of SIRIUS’ Senior Secured Term Loan due 2012 and 9 5/8% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011. During the six months ended June 30, 2009, the loss was incurred on the retirement of SIRIUS’ 2 1/2% Convertible Notes due 2009 and the repayment of the XM’s Amended and Restated Credit Agreement due 2011 and the termination of XM’s Second Lien Credit Agreement.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	Three Months: For the three months ended June 30, 2010 and 2009, interest and investment income was $378 and $9,323, respectively, which represents a decrease of 96%, or $8,945. The decrease was primarily attributable to higher net losses at XM Canada, lower net income at SIRIUS Canada and a decrease in payments received from SIRIUS Canada in excess of our carrying value of our investments during the three months ended June 30, 2010.

•	Six Months: For the six months ended June 30, 2010 and 2009, interest and investment (loss) income was ($2,892) and $2,157, respectively, which represents a decrease in income of 234%, or $5,049. The decrease in income was primarily attributable to higher net losses at XM Canada, lower net income at SIRIUS Canada and a decrease in payments received from SIRIUS Canada in excess of our carrying value of our investments during the six months ended June 30, 2010.
     Income Taxes
          Income Tax Expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended June 30, 2010 and 2009, income tax expense was $1,466 and $1,115, respectively, which represents an increase of 31%, or $351 primarily related to withholding taxes for royalty income.

•	Six Months: For the six months ended June 30, 2010 and 2009, income tax expense was $2,633 and $2,229, respectively, which represents an increase of 18%, or $404 primarily related to withholding taxes for royalty income.

Subscriber Data
The following table contains actual subscriber data for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning subscribers	18,944,199	18,599,434	18,772,758	19,003,856
Gross subscriber additions	2,020,507	1,380,125	3,741,355	2,719,086
Deactivated subscribers	(1,437,258)	(1,566,124)	(2,986,665)	(3,309,507)

Net additions	583,249	(185,999)	754,690	(590,421)

Ending subscribers	19,527,448	18,413,435	19,527,448	18,413,435

Retail	7,277,446	8,235,761	7,277,446	8,235,761
OEM	12,100,665	10,081,514	12,100,665	10,081,514
Rental	149,337	96,160	149,337	96,160

Ending subscribers	19,527,448	18,413,435	19,527,448	18,413,435

Self-pay	16,077,714	15,421,414	16,077,714	15,421,414
Paid promotional	3,449,734	2,992,021	3,449,734	2,992,021

Ending subscribers	19,527,448	18,413,435	19,527,448	18,413,435

Retail	(142,757)	(301,295)	(448,304)	(669,326)
OEM	709,226	123,165	1,169,713	85,561
Rental	16,780	(7,869)	33,281	(6,656)

Net additions	583,249	(185,999)	754,690	(590,421)

Self-pay	304,043	(14,996)	373,782	(128,243)
Paid promotional	279,206	(171,003)	380,908	(462,178)

Net additions	583,249	(185,999)	754,690	(590,421)

Daily weighted average number of subscribers	19,139,926	18,438,473	18,962,580	18,575,219

Average self-pay monthly churn (1)	1.8%	2.0%	1.9%	2.1%

Conversion rate (2)	46.7%	44.3%	45.9%	44.5%

Note:	See pages 52 through 58 for footnotes.
          Subscribers. At June 30, 2010, we had 19,527,448 subscribers, an increase of 1,114,013 subscribers, or 6%, from the 18,413,435 subscribers as of June 30, 2009.
•	Three Months: For the three months ended June 30, 2010 and 2009, net additions were 583,249 and (185,999), respectively, an increase in net additions of 769,248. Net additions in our OEM channel increased 586,061 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net reductions in our retail channel decreased 158,538 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The improvement in net additions was due to the 46% increase in gross subscriber additions, primarily resulting from an improvement in U.S. auto sales, and the 8% decline in deactivations resulting from improvements in the conversion rate in paid promotional trials and average self-pay monthly churn.

•	Six Months: For the six months ended June 30, 2010 and 2009, net additions were 754,690 and (590,421), respectively, an increase in net additions of 1,345,111. Net additions in our OEM channel increased 1,084,152 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Net reductions in our retail channel decreased 221,022 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The improvement in net additions was due to the 38% increase in gross subscriber additions, primarily resulting from an improvement in U.S. auto sales, and the 10% decline in deactivations resulting from improvements in the conversion rate in paid promotional trials and average self-pay monthly churn.
          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, our average self-pay monthly churn rate was 1.8% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellations.

•	Six Months: For the six months ended June 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.1%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellations.
          Conversion Rate is the percentage of vehicle owners and lessees that convert to self-paying after an initial promotional period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, our conversion rate was 46.7% and 44.3%, respectively. The increase was primarily due to marketing to promotional period subscribers and an improving economy.

•	Six Months: For the six months ended June 30, 2010 and 2009, our conversion rate was 45.9% and 44.5%, respectively. The increase was primarily due to marketing to promotional period subscribers and an improving economy.

          The discussion of operating results below excludes the effects of stock-based compensation and purchase accounting adjustments associated with the Merger. Financial measures and metrics previously reported as “pro forma” have been renamed “adjusted.”
Adjusted Results of Operations
     In this report, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; customer service and billing expenses, per average subscriber; free cash flow; and adjusted EBITDA. These measures include the historical results of operations of XM, including predecessor financial information, and exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.
     The purchase price accounting adjustments include the elimination of the benefit to earnings of deferred revenue associated with the investment in XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The purchase price accounting adjustments to EBITDA do not include the incremental depreciation and amortization for certain XM property, equipment and intangible assets acquired in the Merger and reported on a stepped up basis.
     Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from operating expenses is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Specifically, the exclusion of share-based payment expense in subscriber acquisition costs is important to understand the economic impact of the direct costs incurred to acquire subscribers and the effect over time as economies of scale are reached.
     We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find this Non-GAAP financial performance measure useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 52 through 58) following our discussion of results of operations for the definitions of these Non-GAAP measures, a further discussion of the usefulness of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

          The following table contains our key operating metrics based on our adjusted results of operations for the three and six months ended June 30, 2010 and 2009, respectively (in thousands, except for per subscriber amounts):

	Unaudited Adjusted
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

ARPU (3)	$11.81	$10.66	$11.65	$10.57
SAC, per gross subscriber addition (4)	$59	$57	$59	$59
Customer service and billing expenses, per average subscriber (5)	$1.01	$1.05	$1.00	$1.06
Free cash flow (6)	$108,331	$12,694	$(18,872)	$9,048
Adjusted total revenue (8)	$705,560	$607,836	$1,376,122	$1,213,317
Adjusted EBITDA (7)	$154,313	$132,219	$312,070	$241,055

Note:	See pages 52 through 58 for footnotes.
          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, total ARPU was $11.81 and $10.66, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming, rate increases on multi-subscription and internet packages, and increased net advertising revenue.

•	Six Months: For the six months ended June 30, 2010 and 2009, total ARPU was $11.65 and $10.57, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming, rate increases on multi-subscription and internet packages, and increased net advertising revenue.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, SAC, per gross subscriber addition was $59 and $57, respectively. The increase was primarily due to a 46% increase in gross subscriber additions, a 103% increase in OEM production with factory-installed satellite radios associated with the automotive industry recovery, partially offset by lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from satellite radio manufacturers compared to the three months ended June 30, 2009.

•	Six Months: For each of the six months ended June 30, 2010 and 2009, SAC, per gross subscriber addition was $59. We experienced a 38% increase in gross subscriber additions and an 91% increase in OEM production with factory-installed satellite radios associated with the automotive market recovery, partially offset by lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from satellite radio manufacturers compared to the six months ended June 30, 2009.
          Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.01 and $1.05, respectively. The decrease was primarily due to a lower call center expense as a result of moving calls to lower cost locations.

•	Six Months: For the six months ended June 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.00 and $1.06, respectively. The decrease was primarily due to a lower call center expense as a result of moving calls to lower cost locations.
          Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, free cash flow was $108,331 and $12,694, respectively, an increase of $95,637. Net income plus non-cash operating activities increased 37%, to $96,574, from $70,737, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities increased by $82,850 compared to the three months ended June 30, 2009. The increase was primarily due to increases in trade payables related to subsidies and commissions associated with the increase in our subscriber base and growth in deferred revenue; during the three months ended June 30, 2010, offset by growth in receivables from subscribers, radio manufacturers and distributors and the payment of related party obligations and accrued interest. In addition, capital expenditures in the three months ended June 30, 2010 increased by $13,677 compared to the three months ended June 30, 2009, primarily due to increased satellite and related launch vehicle spending.

•	Six Months: For the six months ended June 30, 2010 and 2009, free cash flow was ($18,872) and $9,048, respectively, a decrease of $27,920. Net income plus non-cash operating activities increased 58%, to $189,575, from $120,010, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities increased $65,437. This was offset by a reduction in cash provided by operating activities, principally as a result of pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009 and a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009. As a result of these transactions net cash provided by operating activities increased $4,128 to $140,987 in the six months ended June 30, 2010 compared to the $136,859 provided by operations in the six months ended June 30, 2009. In addition, capital expenditures in the six months ended June 30, 2010 increased $41,502 to $169,313 compared to $127,811 expended in the six months ended June 30, 2009, primarily due to increased satellite and related launch vehicle spending, offset by $9,454 of proceeds from the sale of investment securities in the six months ended June 30, 2010.
          Adjusted Total Revenue. Set forth below are our adjusted total revenue for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our post-Merger results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See the accompanying footnotes on pages 52 through 58 for more details.)

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$601,630	$561,763	$1,181,139	$1,121,151
Advertising revenue, net of agency fees	15,797	12,564	30,323	24,869
Equipment revenue	18,520	10,928	32,802	20,837
Other revenue	63,814	5,574	119,280	10,951
Purchase price accounting adjustments:
Subscriber revenue	3,986	15,195	8,952	31,883
Other revenue	1,813	1,812	3,626	3,626

Adjusted total revenue	$705,560	$607,836	$1,376,122	$1,213,317

•	Three Months: Our adjusted total revenue grew 16%, or $97,724, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Subscriber revenue increased 5%, or $28,658, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the rate increases on multi-subscription and internet packages. Advertising revenue increased 26%, or $3,233, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 69%, or $7,592, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in equipment revenue was driven by royalties from increased OEM installations. Other revenue increased $58,241 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Six Months: Our adjusted total revenue grew 13%, or $162,805, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Subscriber revenue increased 3%, or $37,057, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the rate increases on multi-subscription and internet packages. Advertising revenue increased 22%, or $5,454, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 57%, or $11,965, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in equipment revenue was driven by royalties from increased OEM installations. Other revenue increased $108,329 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          Adjusted EBITDA. Set forth below are our adjusted EBITDA for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. Adjusted EBITDA is income (loss) from operations, excluding, if applicable: goodwill impairment; restructuring, impairments and related costs; depreciation and amortization; purchase price accounting adjustments and share-based payment expense. (See the accompanying footnotes on pages 52 through 58 for more details.)

	Unaudited Adjusted
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Adjusted EBITDA	$154,313	$132,219	$312,070	$241,055

•	Three Months: For the three months ended June 30, 2010 and 2009, adjusted EBITDA was $154,313 and $132,219, respectively, an increase of 17%, or $22,094. The increase was primarily due to an increase of 16%, or $97,724, in revenues, partially offset by an increase of 16%, or $75,630, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased advertising and equipment revenue, rate increases on multi-subscription and internet packages, and an increase in the sale of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 46% increase in gross additions, higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements and additional sales and marketing costs, primarily related to co-operative marketing.

•	Six Months: For the six months ended June 30, 2010 and 2009, adjusted EBITDA was $312,070 and $241,055, respectively, an increase of 29%, or $71,015. The increase was primarily due to an increase of 13%, or $162,805, in revenues, partially offset by an increase of 9%, or $91,790, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base, the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased advertising and equipment revenue, rate increases on multi-subscription and internet packages, and an increase in the sale of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 38% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
          As of June 30, 2010 and December 31, 2009, we had $258,854 and $383,489, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2010	2009	2010 vs. 2009

Net cash provided by operating activities	$140,987	$136,859	$4,128
Net cash used in investing activities	(159,859)	(127,811)	(32,048)
Net cash (used in) provided by financing activities	(105,763)	152,194	(257,957)

Net (decrease) increase in cash and cash equivalents	(124,635)	161,242	(285,877)
Cash and cash equivalents at beginning of period	383,489	380,446	3,043

Cash and cash equivalents at end of period	$258,854	$541,688	$(282,834)

Cash Flows Provided by Operating Activities
•	Six Months: Net cash provided by operating activities increased $4,128, to $140,987, for the six months ended June 30, 2010 from $136,859 for the six months ended June 30, 2009. The increase was primarily the result of improvements in our income from operations and increases in deferred revenue related to the growth of our subscriber base, offset in part by pay-downs of related party liabilities deferred in 2009, employee bonus payments in 2010 where no bonus payments were made in 2009 and a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009.
Cash Flows Used in Investing Activities
•	Six Months: Net cash used in investing activities increased $32,048, to $159,859, for the six months ended June 30, 2010 from $127,811 for the six months ended June 30, 2009. The increase was primarily the result of an increase of $41,502 in capital expenditures for construction of our satellites and related launch vehicles, partially offset by $9,450 from the sale of available-for-sale securities.
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
Cash Flows (Used in) Provided by Financing Activities
•	Six Months: Net cash used in financing activities increased $257,957, to $105,763, for the six months ended June 30, 2010 from net cash provided by financing activities of $152,194 for the six months ended June 30, 2009. The increase in cash used in financing activities was primarily due to an increase of $337,460 in repayments of debt, partially offset by an increase of $83,284 in net proceeds from the issuance of debt. During the six months ended June 30, 2010, we received net proceeds of $784,500 from the issuance of our 8.75% Senior Notes due 2015 while during the six months ended June 30, 2009, we received net proceeds of $701,216 from the issuance of XM’s 11.25% Senior Secured Notes due 2013 and agreements with Liberty Media. During the six months ended June 30, 2010, we made debt repayments of $866,198, principally to holders of SIRIUS’ 9 5/8% Senior Notes due 2013, SIRIUS’ Senior Secured Term Loan due 2012 and XM’s 10% Senior PIK Secured Notes due 2011 while during the six months ended June 30, 2009, we made debt repayments of $528,738, principally to holders of SIRIUS’ 2 1/2% Convertible Notes due 2009 and XM’s Amended and Restated Credit Agreement due 2011. During the six months ended June 30, 2010 and 2009, we paid $24,065 and $16,572 in premiums on the redemption of debt, respectively.
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
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 14 in our unaudited condensed consolidated financial statements, as of June 30, 2010, we expect to incur capital expenditures of approximately $82,546 and $67,817 during the remainder of 2010 and in 2011, respectively, and an additional $60,320 over the next five years, the majority of which is attributable to the construction and launch of our XM-5 and FM-6 satellites and related launch vehicles.
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
          Sirius XM Radio Inc. is the sole stockholder of XM Satellite Radio Inc., and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital. Similarly, under certain circumstances, XM may be unwilling or unable to contribute or loan SIRIUS capital. To the extent XM’s funds are insufficient to support its business, XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If XM is unable to secure additional financing, its business and results of operations may be adversely affected.
          We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations are affected by the FCC order approving the Merger, which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices.
Debt Covenants
          The indentures governing our long-term debt include restrictive covenants. As of June 30, 2010, we were in compliance with our financial debt covenants.
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
2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2010, approximately 323,160,838 shares of common stock were available for future grants under the 2009 Plan.

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

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive between three and twelve month trial subscriptions. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes amounts recognized on account of the U.S. Music Royalty Fee since the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Subscriber revenue (GAAP)	$601,630	$561,763	$1,181,139	$1,121,151
Net advertising revenue (GAAP)	15,797	12,564	30,323	24,869
Other subscription-related revenue (GAAP)	56,694	-	104,641	-
Purchase price accounting adjustments	3,986	15,195	8,952	31,883

	$678,107	$589,522	$1,325,055	$1,177,903

Daily weighted average number of subscribers	19,139,926	18,438,473	18,962,580	18,575,219

ARPU	$11.81	$10.66	$11.65	$10.57

(4)	SAC, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to third party arrangements with an OEM. SAC, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Subscriber acquisition costs (GAAP)	$110,383	$67,651	$199,762	$140,719
Less: margin from direct sales of radios and accessories (GAAP)	(10,715)	(2,877)	(17,078)	(4,793)
Add: purchase price accounting adjustments	20,300	13,337	37,966	23,979

	$119,968	$78,111	$220,650	$159,905

Gross subscriber additions	2,020,507	1,380,125	3,741,355	2,719,086

SAC, per gross subscriber addition	$59	$57	$59	$59

(5)	Customer service and billing expenses, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments include the elimination of the benefit associated with share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Customer service and billing expenses (GAAP)	$58,414	$58,833	$114,625	$119,041
Less: share-based payment expense, net of purchase price accounting adjustments	(729)	(905)	(1,457)	(1,561)
Add: purchase price accounting adjustment	78	126	172	243

	$57,763	$58,054	$113,340	$117,723
Daily weighted average number of subscribers	19,139,926	18,438,473	18,962,580	18,575,219

Customer service and billing expenses, per average subscriber	$1.01	$1.05	$1.00	$1.06

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$178,675	$69,988	$140,987	$136,859
Additions to property and equipment	(70,348)	(56,671)	(169,313)	(127,811)
Merger related costs	-	(623)	-	-
Restricted and other investment activity	4	-	9,454	-

Free cash flow	$108,331	$12,694	$(18,872)	$9,048

(7)	EBITDA is defined as net income before interest, taxes, depreciation and amortization. We adjust EBITDA to also remove the impact of other income and expense, loss on extinguishment of debt as well as certain non-cash charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in Canadian Satellite Radio, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our adjusted results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income (loss) as disclosed in our consolidated statements of operations. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income (loss) to the adjusted EBITDA is calculated as follows (see footnotes for reconciliation of the adjusted amounts to their respective GAAP amounts) (in thousands):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) (GAAP):	$15,272	$(159,644)	$56,870	$(212,290)
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 55-58)	5,799	17,007	12,578	35,509
Operating expenses (see pages 55-58)	(64,857)	(57,184)	(127,467)	(112,387)
Share-based payment expense, net of purchase price accounting adjustments	16,704	31,003	34,887	52,501
Depreciation and amortization	69,230	77,158	139,495	159,524
Restructuring, impairments and related costs	1,803	27,000	1,803	27,614
Interest expense, net of amounts capitalized	76,802	98,080	154,670	166,058
Loss on extinguishment of debt and credit facilities, net	31,871	107,756	34,437	125,713
Interest and investment income (loss)	(378)	(9,323)	2,892	(2,157)
Other (loss) income	601	(749)	(728)	(1,259)
Income tax expense	1,466	1,115	2,633	2,229

Adjusted EBITDA	$154,313	$132,219	$312,070	$241,055

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses:

	Unaudited For the Three Months Ended June 30, 2010
		Purchase Price	Allocation of Share-
	As Reported	Accounting	based Payment	Adjusted
(in thousands)		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$601,630	$3,986	$—	$605,616
Advertising revenue, net of agency fees	15,797	—	—	15,797
Equipment revenue	18,520	—	—	18,520
Other revenue	63,814	1,813	—	65,627

Total revenue	$699,761	$5,799	$—	$705,560

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	107,901	26,417	—	134,318
Programming and content	72,019	13,702	(1,790)	83,931
Customer service and billing	58,414	78	(729)	57,763
Satellite and transmission	19,982	303	(1,050)	19,235
Cost of equipment	7,805	—	—	7,805
Subscriber acquisition costs	110,383	20,300	—	130,683
Sales and marketing	56,177	3,661	(2,762)	57,076
Engineering, design and development	11,247	148	(1,760)	9,635
General and administrative	59,166	248	(8,613)	50,801
Depreciation and amortization (2)	69,230	—	—	69,230
Restructuring, impairments and related costs	1,803	—	—	1,803
Share-based payment expense	—	—	16,704	16,704

Total operating expenses	$574,127	$64,857	$—	$638,984

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,662	$128	$—	$1,790
Customer service and billing	651	78	—	729
Satellite and transmission	968	82	—	1,050
Sales and marketing	2,643	119	—	2,762
Engineering, design and development	1,612	148	—	1,760
General and administrative	8,365	248	—	8,613

Total share-based payment expense	$15,901	$803	$—	$16,704

(2)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000  stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2010 was $17,000.

	Unaudited For the Three Months Ended June 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$561,763	$15,195	$—	$576,958
Advertising revenue, net of agency fees	12,564	—	—	12,564
Equipment revenue	10,928	—	—	10,928
Other revenue	5,574	1,812	—	7,386

Total revenue	$590,829	$17,007	$—	$607,836

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	95,831	21,840	—	117,671
Programming and content	72,102	17,701	(2,096)	87,707
Customer service and billing	58,833	126	(905)	58,054
Satellite and transmission	19,615	354	(1,310)	18,659
Cost of equipment	8,051	—	—	8,051
Subscriber acquisition costs	67,651	13,337	—	80,988
Sales and marketing	48,693	3,173	(3,256)	48,610
Engineering, design and development	11,944	247	(2,068)	10,123
General and administrative	66,716	406	(21,368)	45,754
Depreciation and amortization (2)	77,158	—	—	77,158
Restructuring, impairments and related costs	27,000	—	—	27,000
Share-based payment expense	—	—	31,003	31,003

Total operating expenses	$553,594	$57,184	$—	$610,778

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,891	$205	$—	$2,096
Customer service and billing	779	126	—	905
Satellite and transmission	1,177	133	—	1,310
Sales and marketing	3,072	184	—	3,256
Engineering, design and development	1,821	247	—	2,068
General and administrative	20,961	407	—	21,368

Total share-based payment expense	$29,701	$1,302	$—	$31,003

(2) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2009 was $31,000.

	Unaudited For the Six Months Ended June 30, 2010
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,181,139	$8,952	$—	$1,190,091
Advertising revenue, net of agency fees	30,323	—	—	30,323
Equipment revenue	32,802	—	—	32,802
Other revenue	119,280	3,626	—	122,906

Total revenue	$1,363,544	$12,578	$—	$1,376,122

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	206,085	51,772	—	257,857
Programming and content	150,452	28,850	(4,900)	174,402
Customer service and billing	114,625	172	(1,457)	113,340
Satellite and transmission	40,100	626	(2,104)	38,622
Cost of equipment	15,724	—	—	15,724
Subscriber acquisition costs	199,762	37,966	—	237,728
Sales and marketing	105,294	7,186	(5,462)	107,018
Engineering, design and development	22,684	334	(3,556)	19,462
General and administrative	116,746	561	(17,408)	99,899
Depreciation and amortization (2)	139,495	—	—	139,495
Restructuring, impairments and related costs	1,803	—	—	1,803
Share-based payment expense	—	—	34,887	34,887

Total operating expenses	$1,112,770	$127,467	$—	$1,240,237

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$4,612	$288	$—	$4,900
Customer service and billing	1,285	172	—	1,457
Satellite and transmission	1,919	185	—	2,104
Sales and marketing	5,198	264	—	5,462
Engineering, design and development	3,222	334	—	3,556
General and administrative	16,847	561	—	17,408

Total share-based payment expense	$33,083	$1,804	$—	$34,887

(2) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2010 was $36,000.

	Unaudited For the Six Months Ended June 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,121,151	$31,883	$—	$1,153,034
Advertising revenue, net of agency fees	24,869	—	—	24,869
Equipment revenue	20,837	—	—	20,837
Other revenue	10,951	3,626	—	14,577

Total revenue	$1,177,808	$35,509	$—	$1,213,317

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	196,297	42,635	—	238,932
Programming and content	152,511	36,592	(4,717)	184,386
Customer service and billing	119,041	243	(1,561)	117,723
Satellite and transmission	39,894	681	(2,174)	38,401
Cost of equipment	16,044	—	—	16,044
Subscriber acquisition costs	140,719	23,979	—	164,698
Sales and marketing	100,116	6,831	(7,735)	99,212
Engineering, design and development	21,723	548	(3,736)	18,535
General and administrative	126,031	878	(32,578)	94,331
Depreciation and amortization (2)	159,524	—	—	159,524
Restructuring, impairments and related costs	27,614	—	—	27,614
Share-based payment expense	—	—	52,501	52,501

Total operating expenses	$1,099,514	$112,387	$—	$1,211,901

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$4,381	$336	$—	$4,717
Customer service and billing	1,318	243	—	1,561
Satellite and transmission	1,934	240	—	2,174
Sales and marketing	7,358	377	—	7,735
Engineering, design and development	3,188	548	—	3,736
General and administrative	31,699	879	—	32,578

Total share-based payment expense	$49,878	$2,623	$—	$52,501

(2) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2009 was $62,000.
(9)	The following table reconciles our GAAP Net cash provided by operating activities to our Net income plus non-cash operating activities (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$178,675	$69,988	$140,987	$136,859
Less: Changes in operating assets and liabilities, net	(82,101)	749	48,588	(16,849)

Net income plus non cash operating activities	$96,574	$70,737	$189,575	$120,010

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of June 30, 2010, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2010.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
4.1	Assumption and Joinder Agreement, dated as of June 1, 2010, between XM 1500 Eckington LLC and XM Investment LLC to the Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Inc. and certain subsidiaries thereof and U.S. Bank National Association, as collateral agent, relating to the 11.25% Senior Secured Notes due 2013 (filed herewith).

4.2	Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

4.3	Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.4	Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.5	Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.4 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.6	Fourth Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

31.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

100.1*	The following information from Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of June 30, 2010 and Comprehensive Income for the six months ended June 30, 2010; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*	Furnished with this Form 10-Q.