Form 10-Q
period 2010-09-30
SIRIUS XM RADIO INC.
filed 2010-11-04
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 29, 2010)
COMMON STOCK, $0.001 PAR VALUE	3,925,899,619 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

	PART I — Financial Information

Item 1.	Financial Statements:

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	1

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

	Unaudited Consolidated Statements of Stockholders’ Equity as of September 30, 2010 and Comprehensive Income for the nine months ended September 30, 2010	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	59

Item 4.	Controls and Procedures	59

	PART II — Other Information

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	(Removed and Reserved)	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

	Signatures	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$612,119	$578,304	$1,793,258	$1,699,455
Advertising revenue, net of agency fees	15,973	12,418	46,296	37,287
Equipment revenue	17,823	10,506	50,625	31,343
Other revenue	71,633	17,428	190,914	28,379

Total revenue	717,548	618,656	2,081,093	1,796,464
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	114,482	100,558	320,567	296,855
Programming and content	78,143	78,315	228,595	230,825
Customer service and billing	60,613	56,529	175,238	175,570
Satellite and transmission	20,844	19,542	60,944	59,435
Cost of equipment	6,463	11,944	22,187	27,988
Subscriber acquisition costs	105,984	90,054	305,745	230,773
Sales and marketing	51,519	52,530	156,813	152,647
Engineering, design and development	12,526	11,252	35,209	32,975
General and administrative	54,188	56,923	170,935	182,953
Depreciation and amortization	67,450	72,100	206,945	231,624
Restructuring, impairments and related costs	2,267	2,554	4,071	30,167

Total operating expenses	574,479	552,301	1,687,249	1,651,812

Income from operations	143,069	66,355	393,844	144,652
Other income (expense):
Interest expense, net of amounts capitalized	(68,559)	(80,864)	(223,230)	(246,922)
Loss on extinguishment of debt and credit facilities, net	(256)	(138,053)	(34,695)	(263,767)
Interest and investment (loss) income	(4,305)	904	(7,197)	3,059
Other income	1,108	1,246	1,837	2,505

Total other expense	(72,012)	(216,767)	(263,285)	(505,125)

Income (loss) before income taxes	71,057	(150,412)	130,559	(360,473)
Income tax expense	(3,428)	(1,115)	(6,060)	(3,344)

Net income (loss)	67,629	(151,527)	124,499	(363,817)
Preferred stock beneficial conversion feature	-	-	-	(186,188)

Net income (loss) attributable to common stockholders	$67,629	$(151,527)	$124,499	$(550,005)

Net income (loss) per common share:
Basic	$0.02	$(0.04)	$0.03	$(0.15)

Diluted	$0.01	$(0.04)	$0.02	$(0.15)

Weighted average common shares outstanding:
Basic	3,689,245	3,621,062	3,686,312	3,577,587

Diluted	6,369,831	3,621,062	6,361,090	3,577,587

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,255	$383,489
Accounts receivable, net	110,391	113,580
Receivables from distributors	78,983	48,738
Inventory, net	18,036	16,193
Prepaid expenses	167,734	100,273
Related party current assets	3,894	106,247
Deferred tax asset	74,332	72,640
Other current assets	8,990	18,620

Total current assets	778,615	859,780
Property and equipment, net	1,798,406	1,711,003
Long-term restricted investments	3,396	3,400
Deferred financing fees, net	56,489	66,407
Intangible assets, net	2,644,831	2,695,115
Goodwill	1,834,856	1,834,856
Related party long-term assets	28,937	111,767
Other long-term assets	86,255	39,878

Total assets	$7,231,785	$7,322,206

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued expenses	$525,148	$543,686
Accrued interest	78,581	74,566
Current portion of deferred revenue	1,162,776	1,083,430
Current portion of deferred credit on executory contracts	266,096	252,831
Current maturities of long-term debt	5,482	13,882
Related party current liabilities	18,318	108,246

Total current liabilities	2,056,401	2,076,641
Deferred revenue	270,820	255,149
Deferred credit on executory contracts	580,161	784,078
Long-term debt	2,663,142	2,799,702
Long-term related party debt	358,747	263,579
Deferred tax liability	947,667	940,182
Related party long-term liabilities	25,211	46,301
Other long-term liabilities	60,544	61,052

Total liabilities	6,962,693	7,226,684

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at September 30, 2010 and December 31, 2009:
Series A convertible preferred stock (liquidation preference of $0 at September 30, 2010 and $51,370 at December 31, 2009); no shares issued and outstanding at September 30, 2010 and 24,808,959 shares issued and outstanding at December 31, 2009	-	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 at September 30, 2010 and December 31, 2009); 12,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001; 9,000,000,000 shares authorized at September 30, 2010 and December 31, 2009; 3,923,840,895 and 3,882,659,087 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,923	3,882
Accumulated other comprehensive loss, net of tax	(5,823)	(6,581)
Additional paid-in capital	10,400,588	10,352,291
Accumulated deficit	(10,129,609)	(10,254,108)

Total stockholder’s equity	269,092	95,522

Total liabilities and stockholder’s equity	$7,231,785	$7,322,206

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual
	Convertible		Preferred Stock,				Accumulated
	Preferred Stock		Series B		Common Stock		Other	Additional		Total
							Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Net income									124,499	124,499
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $91	-	-	-	-	-	-	289	-	-	289

Total comprehensive income	-	-	-	-	-	-	-	-	-	125,257

Issuance of common stock to employees and employee benefit plans, net of forfeitures	-	-	-	-	5,840,513	6	-	4,634	-	4,640
Share-based payment expense	-	-	-	-	-	-	-	38,525	-	38,525
Exercise of options and vesting of restricted stock units	-	-	-	-	10,532,336	10	-	5,138	-	5,148
Share conversion preferred stock to common stock	(24,808,959)	(25)	-	-	24,808,959	25	-	-	-	-

Balance at September 30, 2010	-	$-	12,500,000	$13	3,923,840,895	$3,923	$(5,823)	$10,400,588	$(10,129,609)	$269,092

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$124,499	$(363,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206,945	231,624
Non-cash interest expense, net of amortization of premium	32,983	39,769
Provision for doubtful accounts	23,300	23,879
Restructuring, impairments and related costs	4,071	26,954
Amortization of deferred income related to equity method investment	(2,081)	(2,082)
Loss on extinguishment of debt and credit facilities, net	34,695	263,767
Loss on investments	8,990	10,967
Loss on disposal of assets	927	-
Share-based payment expense	50,944	67,553
Deferred income taxes	6,060	3,344
Other non-cash purchase price adjustments	(184,703)	(142,487)
Changes in operating assets and liabilities:
Accounts receivable	(18,890)	(9,002)
Receivables from distributors	(22,430)	4,195
Inventory	(1,843)	3,466
Related party assets	(2,654)	15,539
Prepaid expenses and other current assets	41,794	30,188
Other long-term assets	11,765	64,034
Accounts payable and accrued expenses	(69,629)	(68,135)
Accrued interest	5,244	(6,600)
Deferred revenue	92,864	9,032
Related party liabilities	(50,940)	46,961
Other long-term liabilities	(865)	3,958

Net cash provided by operating activities	291,046	253,107

Cash flows from investing activities:
Additions to property and equipment	(257,374)	(217,335)
Sale of restricted and other investments	9,454	-

Net cash used in investing activities	(247,920)	(217,335)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,906	-
Preferred stock issuance, net of costs	-	(3,712)
Long-term borrowings, net of costs	637,406	579,936
Related party long-term borrowings, net of costs	147,094	364,964
Short-term financings	-	2,220
Payment of premiums on redemption of debt	(24,321)	(17,075)
Repayment of long-term borrowings	(820,224)	(610,932)
Repayment of related party long-term borrowings	(55,221)	(351,247)

Net cash used in financing activities	(110,360)	(35,846)

Net decrease in cash and cash equivalents	(67,234)	(74)
Cash and cash equivalents at beginning of period	383,489	380,446

Cash and cash equivalents at end of period	$316,255	$380,372

See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Nine Months
	Ended September 30,
(in thousands)	2010	2009

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$172,417	$211,143
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	-	31,280
Common stock issued in exchange of 2 1/2% Convertible Notes due 2009, including accrued interest	-	35,164
Structuring fee on 10% Senior PIK Secured Notes due 2011	-	5,918
Preferred stock issued to Liberty Media	-	227,716
Release of restricted investments	-	138,000
Sale-leaseback of equipment	5,305	-
Conversion of Series A preferred stock to common stock	25	-
See accompanying Notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio systems — the SIRIUS system and the XM system. The SIRIUS system consists of four in-orbit satellites with over 125 terrestrial repeaters, satellite uplink facilities and studios. The XM system consists of five in-orbit satellites with over 650 terrestrial repeaters, satellite uplink facilities and studios. The terrestrial repeaters receive and retransmit signals. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone, and Blackberry and Android smartphones.
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
          In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged with and into XM Satellite Radio Holdings Inc., a Delaware corporation, and, as a result, XM Satellite Radio Holdings Inc. became our wholly-owned subsidiary (the “Merger”). In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc., which was the surviving corporation of that merger. As a result, XM Satellite Radio Inc. became a direct wholly-owned subsidiary of Sirius XM Radio Inc.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 have been made.
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2009, that was filed with the SEC on February 25, 2010.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 and have determined no events have occurred that would require adjustment to our unaudited consolidated financial statements as presented.
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
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010 on a retrospective basis, as required, for all arrangements outstanding as of that date. The following table reflects the retrospective adoption of ASU 2009-15 on our December 31, 2009 consolidated balance sheet:

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
          The following table reflects the adoption of ASU 2009-15 on our statement of operations for the three and nine months ended September 30, 2009:

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months			For the Nine Months
	Ended September 30, 2009			Ended September 30, 2009
	As Originally	Retrospective	As Currently	As Originally	Retrospective	As Currently
Statement of Operations Line Item:	Reported	Adjustments	Reported	Reported	Adjustments	Reported

Interest expense, net of amounts capitalized	$(78,527)	$(2,337)	$(80,864)	$(240,062)	$(6,860)	$(246,922)
Net loss attributable to common stockholders	(149,190)	(2,337)	(151,527)	(543,145)	(6,860)	(550,005)
          For the three and nine months ended September 30, 2010, we recorded $2,555 and $7,473, respectively, in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of September 30, 2010, the unamortized balance of the debt issuance costs was $53,865, with $52,788 recorded in deferred financing fees, net, and $1,077 recorded in long-term related party assets. As of September 30, 2010, the estimated fair value of the remaining 202,400,000 loaned shares was approximately $242,880.
     Earnings per Share (“EPS”)
          Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. For the three and nine months ended September 30, 2010, common stock equivalents of approximately 727,496,000 and 735,091,000, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. Due to the net loss for the three and nine months ended September 30, 2009, common stock equivalents of approximately 3,484,500,000 were excluded from the calculation of net loss per common share as the effect would have been anti-dilutive.
     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the counterparty’s ability to pay.
          Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2010	2009

Gross accounts receivable	$119,207	$122,247
Allowance for doubtful accounts	(8,816)	(8,667)

Total accounts receivable, net	$110,391	$113,580

          Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	September 30,	December 31,
	2010	2009

Billed	$40,903	$25,207
Unbilled	38,080	23,531

Total	$78,983	$48,738

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
          Inventory, net, consists of the following:

	September 30,	December 31,
	2010	2009

Raw materials	$16,524	$17,370
Finished goods	22,679	19,704
Allowance for obsolescence	(21,167)	(20,881)

Total inventory, net	$18,036	$16,193

     Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
          The fair value for publicly traded instruments is determined using quoted market prices while fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of September 30, 2010 and December 31, 2009, the carrying value of our debt was $3,027,371 and $3,077,163, respectively; and the fair value approximated $3,439,203 and $3,195,375, respectively.
(4) Goodwill
          Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. During the three and nine months ended September 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded to our goodwill.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Intangible Assets
          Intangible assets consisted of the following:

		September 30, 2010			December 31, 2009
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,083,654	$-	$2,083,654	$2,083,654	$-	$2,083,654
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(131,723)	$248,277	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(21,267)	53,733	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(9,045)	7,507	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(433)	1,567	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(39)	93	132	(25)	107

Total intangible assets		$2,807,338	$(162,507)	$2,644,831	$2,807,338	$(112,223)	$2,695,115

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
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2010, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the assets have been impaired. During the three and nine months ended September 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Amortization expense for definite life intangible assets was $16,228 and $18,648 for the three months ended September 30, 2010 and 2009, respectively, and $50,342 and $58,759 for the nine months ended September 30, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$15,632
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangibles assets, net	$311,177

(6) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.
          Subscriber revenue consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Subscription fees	$607,784	$573,611	$1,780,758	$1,683,568
Activation fees	4,381	5,171	12,701	16,929
Effect of rebates	(46)	(478)	(201)	(1,042)

Total subscriber revenue	$612,119	$578,304	$1,793,258	$1,699,455

(7) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Interest costs charged to expense	$68,559	$80,864	$223,230	$246,922
Interest costs capitalized	19,040	12,742	49,470	47,272

Total interest costs incurred	$87,599	$93,606	$272,700	$294,194

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $10,689 and $8,447 for the three months ended September 30, 2010 and 2009, respectively, and $32,983 and $39,769 for the nine months ended September 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	September 30,	December 31,
	2010	2009

Satellite system	$1,694,656	$1,680,732
Terrestrial repeater network	110,995	108,841
Leasehold improvements	43,523	43,480
Broadcast studio equipment	50,671	49,965
Capitalized software and hardware	151,083	146,035
Satellite telemetry, tracking and control facilities	56,218	55,965
Furniture, fixtures, equipment and other	63,304	57,536
Land	38,411	38,411
Building	56,553	56,424
Construction in progress	643,574	430,543

Total property and equipment	2,908,988	2,667,932
Accumulated depreciation and amortization	(1,110,582)	(956,929)

Property and equipment, net	$1,798,406	$1,711,003

          Construction in progress consists of the following:

	September 30,	December 31,
	2010	2009

Satellite system	$592,919	$398,425
Terrestrial repeater network	17,842	19,396
Other	32,813	12,722

Construction in progress	$643,574	$430,543

          Depreciation and amortization expense on property and equipment was $51,222 and $53,452 for the three months ended September 30, 2010 and 2009, respectively, and $156,603 and $172,865 for the nine months ended September 30, 2010 and 2009, respectively.
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
          XM owns five orbiting satellites; XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 transmit the XM signal. The XM-1 through XM-4 satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. On October 14, 2010, XM launched XM-5 to serve as an in-orbit spare to the existing fleet of satellites.
          During the nine months ended September 30, 2010, we capitalized interest and expenditures related to the construction of our satellites and related launch vehicles for FM-6 and XM-5.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Related Party Transactions
          We had the following related party transaction balances at September 30, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Liberty Media	$-	$-	$1,738	$1,974	$12,237	$8,523	$-	$-	$358,747	$263,579
SIRIUS Canada	3,309	2,327	-	-	1,805	-	-	-	-	-
XM Canada	585	1,011	27,199	24,429	4,276	2,775	25,211	28,793	-	-
General Motors	-	99,995	-	85,364	-	93,107	-	17,508	-	-
American Honda	-	2,914	-	-	-	3,841	-	-	-	-

Total	$3,894	$106,247	$28,937	$111,767	$18,318	$108,246	$25,211	$46,301	$358,747	$263,579

          Neither General Motors nor American Honda is considered a related party following May 27, 2010, the date on which the individuals nominated by General Motors and American Honda respectively, ceased to be members of our board of directors.
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
          The Series B Preferred Stock is convertible into approximately 2,586,976,000 shares of common stock. Liberty Media has agreed not to acquire more than 49.9% of our outstanding common stock prior to March 2012, except that Liberty Media may acquire more than 49.9% of our outstanding common stock at any time after March 2011 pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Media or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during the three year period ending in March 2012.
          Liberty Media has advised us that as of September 30, 2010 and December 31, 2009, respectively, it owned the following:

	September 30,	December 31,
	2010	2009
9.625% Senior Notes due 2013	$-	$55,221
8.75% Senior Notes due 2015	150,000	-
9.75% Senior Secured Notes due 2015	50,000	50,000
11.25% Senior Secured Notes due 2013	87,000	87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total principal debt	374,000	279,221
Less : discounts	15,253	15,642

Total carrying value debt	$358,747	$263,579

          In October 2010, Liberty Media tendered its $87,000 of the 11.25% Senior Secured Notes due 2013 and purchased $50,000 of XM’s 7.625% Senior Notes due 2018 at issuance.
          As of September 30, 2010 and December 31, 2009, we recorded $12,237 and $8,523, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
$10,574 and $18,067 for the three months ended September 30, 2010 and 2009, respectively, and $30,538 and $69,439 for the nine months ended September 30, 2010 and 2009, respectively.
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
          We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Royalty income	$3,163	$1,525	$6,603	$3,695
Dividend income	232	219	689	612

Total revenue from SIRIUS Canada	$3,395	$1,744	$7,292	$4,307

          Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by SIRIUS Canada during the three and nine months ended September 30, 2010 and 2009. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended September 30, 2010 and 2009 were $2,498 and $2,471, respectively, and for the nine months ended September 30, 2010 and 2009 were $7,333 and $8,196, respectively.
     XM Canada
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five years. XM receives a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay XM a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the expected term of the agreements. As of September 30, 2010 and December 31, 2009, the carrying value of deferred revenue related to XM Canada was $29,487 and $31,568, respectively.
          XM guarantees certain advertising obligations of XM Canada to the NHL for each season. In September 2010, we were notified that XM Canada has fulfilled and paid the agreed advertising spend for the 2009-2010 season with the NHL. As a result, we reduced our amount due from XM Canada, which is reported as a Related party current asset, and the corresponding liability by $844 at September 30, 2010.
          XM has extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to XM. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of September 30, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in Related party long-term assets were $20,138, net of a $6,882 valuation allowance, and $18,429, respectively. The September 30, 2010 valuation allowance of $6,882 related to the absorption of our share of the net loss from our investment in XM Canada shares.
          As of September 30, 2010 and December 31, 2009, amounts due from XM Canada also included $7,061 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Amortization of XM Canada deferred income	$693	$694	$2,081	$2,082
Subscriber and activation fee royalties	2,594	225	7,599	499
Licensing fee revenue	750	1,500	3,000	4,500
Advertising reimbursements	-	-	667	733

Total revenue from XM Canada	$4,037	$2,419	$13,347	$7,814

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
          As of May 27, 2010, the following aggregate assets and liabilities related to GM and America Honda were reclassified from related party to non-related party:

Balance sheet line item:
Related party current assets	$107,908
Related party long term assets	73,016
Related party current liabilities	57,996
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010*	2009	2010*	2009
GM	$-	$8,831	$12,759	$22,087
American Honda	-	3,374	4,990	9,201

Total	-	12,205	17,749	$31,288

*	GM and American Honda were considered related parties through May 27, 2010.
          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010*		2009		2010*		2009
		American		American		American		American
	GM	Honda	GM	Honda	GM	Honda	GM	Honda
Sales and marketing	$-	$-	$7,720	$1,647	$13,374	$-	$23,387	$4,391
Revenue share and royalties	-	-	15,008	1,636	15,823	3,167	46,664	4,601
Subscriber acquisition costs	-	-	9,035	-	17,514	1,969	25,066	-
Customer service and billing	-	-	-	-	125	-	-	-
Interest expense, net of amounts capitalized	-	-	-	-	1,421	-	-	-

Total	$-	$-	$31,763	$3,283	$48,257	$5,136	$95,117	$8,992

*	GM and American Honda were considered related parties through May 27, 2010.
(10) Investments
          Our investments consist of the following:

	September 30,	December 31,
	2010	2009
Investment in SIRIUS Canada	$-	$-
Investment in XM Canada	-	2,390
Investment in XM Canada debentures	3,323	2,970
Auction rate certificates	-	8,556
Restricted investments	3,396	3,400

Total investments	$6,719	$17,316

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Share of SIRIUS Canada net loss	$(3,361)	$(1,744)	$(6,579)	$(4,307)
Payments received from SIRIUS Canada in excess of carrying value	546	4,555	4,256	11,424
Share of XM Canada net loss	(2,926)	(2,870)	(9,416)	(1,926)
Impairment of XM Canada	-	-	-	(4,734)
Realized gain on sale of auction rate certificates	-	-	425	-

Total	$(5,741)	$(59)	$(11,314)	$457

          In addition, during the three and nine months ended September 30, 2010, we recorded $35 and $144, respectively, of a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          XM holds an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of September 30, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,323 and $0, respectively. As of December 31, 2009, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the nine months ended September 30, 2010.
     Restricted Investments
          Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of September 30, 2010 and December 31, 2009, Long-term restricted investments were $3,396 and $3,400, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	September 30,	December 31,
	(per share)	2010	2009

SIRIUS Debt
3.25% Convertible Notes due 2011 (a)	$5.30	$230,000	$230,000
Less: discount		(808)	(1,371)
Senior Secured Term Loan due 2012 (b)	N/A	-	244,375
9.625% Senior Notes due 2013 (c)	N/A	-	500,000
Less: discount		-	(3,341)
8.75% Senior Notes due 2015 (d)	N/A	800,000	-
Less: discount		(12,793)	-
9.75% Senior Secured Notes due 2015 (e)	N/A	257,000	257,000
Less: discount		(10,527)	(11,695)
XM Debt
10% Senior PIK Secured Notes due 2011 (f)	N/A	-	113,685
Less: discount		-	(7,325)
11.25% Senior Secured Notes due 2013 (g)	N/A	525,750	525,750
Less: discount		(26,483)	(32,259)
13% Senior Notes due 2013 (h)	N/A	778,500	778,500
Less: discount		(64,113)	(76,601)
9.75% Senior Notes due 2014 (i)	N/A	-	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (j)	$1.875	550,000	550,000
Less: discount		(8,010)	(9,119)
Other debt:
Capital leases	N/A	8,855	14,304

Total debt		3,027,371	3,077,163
Less: current maturities non-related party		5,482	13,882

Total current maturities		5,482	13,882
Total long-term		3,021,889	3,063,281
Less: related party		358,747	263,579

Total long-term, excluding related party		$2,663,142	$2,799,702

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
     (b) Senior Secured Term Loan due 2012
          In June 2007, SIRIUS entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provided for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which was fully drawn. On March 16, 2010, we used net proceeds of $244,714 from the sale of our 8.75% Senior Notes due 2015 to repay the Senior Secured Term Loan,

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
including accrued and unpaid interest of $339. We recorded an aggregate loss on extinguishment on the Senior Secured Term Loan of $2,450, consisting of deferred financing fees to Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (c) 9 5/8% Senior Notes due 2013
          In August 2005, SIRIUS issued $500,000 in aggregate principal amount of 9 5/8% Senior Notes due 2013 (the “9 5/8% Notes”). On April 16, 2010, we used net proceeds of $534,091 from the issuance of our 8.75% Senior Notes due 2015 to redeem the 9 5/8% Notes, including accrued and unpaid interest of $10,026 and a repayment premium of $24,065. We recorded an aggregate loss on extinguishment on the 9 5/8% Notes of $27,705, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (d) 8.75% Senior Notes due 2015
          In March 2010, SIRIUS issued $800,000 aggregate principal amount of 8.75% Senior Notes due April 1, 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. Certain of the domestic wholly-owned subsidiaries of SIRIUS guarantee SIRIUS’ obligations under the 8.75% Notes on a senior unsecured basis.
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
     (g) 11.25% Senior Secured Notes due 2013
          In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352. Substantially all the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees were secured by first-priority liens on substantially all of the assets of XM and the guarantors.
          On October 27, 2010, XM purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes, including the consent payments and accrued and unpaid interest, was $567,927. The purchases were made pursuant to XM’s tender offer for the 11.25% Notes described in its Offer to Purchase and Consent Solicitation Statement dated October 13, 2010. Such tender offer for the 11.25% Notes is scheduled to expire on November 9, 2010 and XM may purchase additional 11.25% Notes tendered on or prior to that date pursuant to such tender offer. Concurrent with the tender offer for the 11.25% Notes, XM solicited consents to amend the 11.25% Notes and the related indenture and security documents to eliminate most of the restrictive covenants and certain events of default applicable to the 11.25% Notes and to release the security for, and guarantees of, the 11.25% Notes. The requisite consents to effect the amendments have been obtained and documentation giving effect to the amendments has been executed and delivered. Accordingly, the 11.25% Notes are no longer secured or guaranteed.

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
     (i) 9.75% Senior Notes due 2014
          On December 31, 2009, XM had outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “XM 9.75% Notes”). On August 16, 2010, XM redeemed all of the outstanding XM 9.75% Senior Notes plus accrued interest of $150 for $5,666. We recorded a loss on extinguishment on the XM 9.75% Notes of $256 due to the cash redemption premium paid, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
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
     7.625% Senior Notes due 2018
          In October 2010, XM issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011, at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase $489,065 aggregate principal amount of our 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 7.625% Senior Notes.
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
          At September 30, 2010, we were in compliance with our debt covenants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Stockholders’ Equity
     Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of September 30, 2010 and December 31, 2009. There were 3,923,840,895 and 3,882,659,087 shares of common stock issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.
          As of September 30, 2010, approximately 3,384,298,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of September 30, 2010, there were 202,400,000 shares loaned under the facilities.
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
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized share-based payment expense associated with these shares of $1,641 in each of the three months ended September 30, 2010 and 2009 and $3,501 in each of the nine months ended September 30, 2010 and 2009. As of September 30, 2010, there was a $3,919 remaining balance of common stock value included in other current assets. As of December 31, 2009, there was a $7,420 remaining balance of common stock value included in other current assets and other long-term assets in the amount of $5,852 and $1,568, respectively.
     Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2010 and December 31, 2009.
          There were zero and 24,808,959 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of September 30, 2010 and December 31, 2009, respectively. On September 21, 2010, the holder of the Series A Preferred Stock converted the 24,808,959 outstanding shares into an equal number of shares of our common stock.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of September 30, 2010 and December 31, 2009. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock. In 2009, we accounted for the issuance of Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital for the amount of allocated proceeds received and an additional $186,188 increase to paid-in capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.
          There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of September 30, 2010 and December 31, 2009. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide.
     Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of September 30, 2010, approximately 46,946,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $3 per share were outstanding. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We did not have any warrant related expense for the three months ended September 30, 2010 and 2009 and incurred warrant related expense of $0 and $2,522 for the nine months ended September 30, 2010 and 2009, respectively.
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
(13) Benefits Plans
          We recognized share-based payment expense of $16,220 and $16,033 for the three months ended September 30, 2010 and 2009, respectively, and $47,443 and $61,530 for the nine months ended September 30, 2010 and 2009, respectively. We did not realize any income tax benefits from share-based benefits plans during the three and nine months ended September 30, 2010 and 2009 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2010, approximately 266,829,000 shares of common stock were available for future grants under the 2009 Plan.

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
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors during the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Risk-free interest rate	1.5%	2.5%	1.7%	2.5%
Expected life of options - years	5.33	4.57	5.28	4.64
Expected stock price volatility	85%	88%	85%	88%
Expected dividend yield	0%	0%	0%	0%
          The following table summarizes the range of assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors, during the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Risk-free interest rate	N/A	1.45 - 2.53%	N/A	1.08 - 2.54%
Expected life - years	N/A	2.58 - 4.98	N/A	2.50 - 6.19
Expected stock price volatility	N/A	88 - 112%	N/A	83 - 112%
Expected dividend yield	N/A	0%	N/A	0%
          There were no options granted to third parties during the three and nine months ended September 30, 2010.
          The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2010 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, December 31, 2009	364,792	$1.44
Granted	71,096	0.97
Exercised	(10,341)	0.50
Forfeited, cancelled or expired	(12,422)	3.84

Outstanding, September 30, 2010	413,125	1.31	6.75	$193,047

Exercisable, September 30, 2010	95,288	$3.40	4.98	$11,980

          The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.66 and $0.35, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $5,611. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $0; no options were exercised in that period.
          We recognized share-based payment expense associated with stock options of $11,679 and $8,577 for the three months ended September 30, 2010 and 2009, respectively, and $32,459 and $40,890 for the nine months ended September 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the nine months ended September 30, 2010 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, December 31, 2009	6,919	$2.65
Granted	-	-
Vested restricted stock awards	(4,036)	2.85
Vested restricted stock units	(192)	2.92
Forfeited	(239)	2.69

Nonvested, September 30, 2010	2,452	$2.57

          The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2010 was $0; no restricted stock units were granted during the period. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2009 was $0.37. The total intrinsic value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2010 and 2009 was $3,923 and $28,865, respectively.
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $1,385 and $5,024 for the three months ended September 30, 2010 and 2009, respectively, and $6,059 and $17,881 for the nine months ended September 30, 2010 and 2009, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards granted to employees and members of our board of directors at September 30, 2010 and December 31, 2009, net of estimated forfeitures, was $122,745 and $114,068, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of September 30, 2010.
     401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.
          The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Legacy XM Plan participants are fully vested for all current and future employer contributions. Share-based payment expense resulting from the matching contribution to the plans was $724 and $895 for the three months ended September 30, 2010 and 2009, respectively, and $2,649 and $2,186 for the nine months ended September 30, 2010 and 2009, respectively.
          We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $2,432 and $1,537 for the three months ended September 30, 2010 and 2009, respectively, and $6,276 and $573 for the nine months ended September 30, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of September 30, 2010:

	Remaining
	2010	2011	2012	2013	2014	There after	Total
Long-term debt obligations	$1,813	$234,160	$1,558	$1,305,386	$550,182	$1,057,006	$3,150,105
Cash interest payments	90,491	301,500	294,107	264,406	133,560	60,058	1,144,122
Satellite and transmission	28,202	100,970	5,473	5,992	14,481	35,072	190,190
Programming and content	39,516	172,007	130,097	33,365	10,350	4,000	389,335
Marketing and distribution	43,164	25,811	19,750	12,815	8,590	15,000	125,130
Satellite incentive payments	1,874	8,851	10,505	11,099	10,807	63,535	106,671
Operating lease obligations	16,646	29,894	25,621	21,885	15,814	10,437	120,297
Other	13,765	27,605	8,640	29	2	-	50,041

Total	$235,471	$900,798	$495,751	$1,654,977	$743,786	$1,245,108	$5,275,891

          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above is the aggregate principal balance of $525,750 of the 11.25% Notes. On October 27, 2010, XM purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes, including the consent payments and accrued and unpaid interest was $567,927. The purchases were made pursuant to XM’s tender offer for the 11.25% Notes described in the Offer to Purchase and Consent Solicitation Statement dated October 13, 2010. Such tender offer for the 11.25% Notes is scheduled to expire on November 9, 2010 and XM may purchase additional 11.25% Notes tendered on or prior to such date pursuant to such tender offer. The table above continues to reflect the contractual payments of interest and principal for the 11.25% Notes. The above chart does not include the aggregate principal amount of $700,000 of the 7.625% Senior Notes due 2018 issued on October 27, 2010 and payments of interest and principal for these notes.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity and does not give effect to the issuance of the 7.625% Senior Notes due 2018 issued on October 27, 2010 or the purchase of $489,065 in aggregate principal amount of the 11.25% Notes.
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of September 30, 2010, we have accrued $28,599 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Space Systems/Loral, the manufacturer of SIRIUS’ fifth satellite, may be entitled to future in-orbit performance payments. As of September 30, 2010, we have accrued $13,145 related to contingent performance payments for FM-5 based on expected operating performance over its fifteen-year design life.
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
     Legal Proceedings
          FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. On October 19, 2010, the FCC released an Order dismissing this Petition for Reconsideration.
          Advanced Recording Functionality Disputes. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought three actions against XM for copyright infringement in the Federal District Court in the Southern District of New York; namely, Atlantic Recording Corp. et al. v. XM Satellite Radio Inc., Famous Music LLC, et al. v. XM Satellite Radio, Inc., and In re XM Satellite Radio Copyright Litigation. These actions sought monetary damages and equitable relief in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3 line of satellite radios. As previously reported, XM settled these claims with the major record companies and a significant number of music publishers, resulting in the dismissal of two of the three actions. XM has also reached agreement with certain independent holders of sound recordings and musical works to settle the third action, a purported class action.
          Prior to introducing retail sales of the SIRIUS S50 and the SIRIUS Stiletto line of satellite radio receivers with advanced recording functionality, SIRIUS entered into agreements with the major recording companies concerning such devices. SIRIUS has also reached agreement with the National Music Publishers Association to settle the copyright infringement claims which is now being offered to the principal holders of copyrights for musical works. SIRIUS is also in negotiation to settle the Nota Music Publishing, Inc., et al. v. Sirius Satellite Radio Inc. action, a purported class action, brought on behalf of certain independent record companies and music publishers.
          SIRIUS and XM believe that the distribution and use of their products do not violate applicable copyright laws or any other statutory or common laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
          State Consumer Investigations. In October 2010, a Multistate Working Group, led by the Attorney General of the State of Ohio and joined by the Offices of the Attorneys General of Arizona, Connecticut, Tennessee, Vermont and the District of Columbia, commenced a multi-jurisdictional investigation into certain of SIRIUS’ and XM’s consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
          A separate investigation into SIRIUS’ and XM’s consumer-related practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.
          We are cooperating with these investigations and believe our consumer-related practices comply with all applicable federal and state laws and regulations.

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
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

						Consolidated
	Siriux XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$335,120	$-	$-	$382,428	$-	$717,548

Cost of services	155,818	-	-	124,727	-	280,545
Subscriber acquisition costs	67,283	-	-	38,701	-	105,984
Sales and marketing	15,935	-	-	35,584	-	51,519
Engineering, design and development	7,265	-	-	5,261	-	12,526
General and administrative	35,082	-	-	19,106	-	54,188
Depreciation and amortization	32,337	114	-	34,999	-	67,450
Restructuring, impairments and related costs	1,139	932	-	196	-	2,267

Total operating expenses	314,859	1,046	-	258,574	-	574,479

Income (loss) from operations	20,261	(1,046)	-	123,854	-	143,069

Other income (expense):
Interest expense, net of amounts capitalized	(22,552)	-	-	(51,835)	5,828	(68,559)
Loss on extinguishment of debt and credit facilities, net	-	-	-	(597)	341	(256)
Loss on change in value of embedded derivative	-	-	-	(45,796)	45,796	-
Interest and investment income (loss)	18,476	-	-	(1,748)	(21,033)	(4,305)
Other income	(243)	-	-	1,567	(216)	1,108

Income (loss) before income taxes	15,942	(1,046)	-	25,445	30,716	71,057

Income tax expense	(60)	-	(574)	(2,794)	-	(3,428)

Net income (loss)	15,882	(1,046)	(574)	22,651	30,716	67,629

Preferred stock beneficial conversion feature	-	-	-		-	-

Net income (loss) attributable to common stockholders	$15,882	$(1,046)	$(574)	$22,651	$30,716	$67,629

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$293,000	$-	$-	$325,656	$-	$618,656

Cost of services	144,237	1	-	122,650	-	266,888
Subscriber acquisition costs	54,945	-	-	35,109	-	90,054
Sales and marketing	20,745	-	-	31,785	-	52,530
Engineering, design and development	5,837	-	-	5,415	-	11,252
General and administrative	31,705	-	-	25,218	-	56,923
Depreciation and amortization	30,474	39	-	41,587	-	72,100
Restructuring, impairments and related costs	(476)	-	-	3,030	-	2,554

Total operating expenses	287,467	40	-	264,794	-	552,301

Income (loss) from operations	5,533	(40)	-	60,862	-	66,355

Other income (expense):
Interest expense, net of amounts capitalized	(23,504)	-	-	(70,538)	13,178	(80,864)
Loss on extinguishment of debt and credit facilities, net	(134,520)	-	-	(3,786)	253	(138,053)
Loss on change in value of embedded derivative	-	-	-	(33,700)	33,700	-
Interest and investment income (loss)	(50,900)	-	-	2,593	49,211	904
Other income	4,654	-	-	(3,408)	-	1,246

Income (loss) before income taxes	(198,737)	(40)	-	(47,977)	96,342	(150,412)

Income tax expense	-	-	(537)	(578)	-	(1,115)

Net income (loss)	(198,737)	(40)	(537)	(48,555)	96,342	(151,527)

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$(198,737)	$(40)	$(537)	$(48,555)	$96,342	$(151,527)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENS ED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$974,868	$-	$-	$1,106,225	$-	$2,081,093

Cost of services	443,304	-	-	364,227	-	807,531
Subscriber acquisition costs	195,967	-	-	109,778	-	305,745
Sales and marketing	54,570	-	-	102,243	-	156,813
Engineering, design and development	19,726	-	-	15,483	-	35,209
General and administrative	96,900	-	-	74,035	-	170,935
Depreciation and amortization	97,637	422	-	108,886	-	206,945
Restructuring, impairments and related costs	2,240	932	-	899	-	4,071

Total operating expenses	910,344	1,354	-	775,551	-	1,687,249

Income (loss) from operations	64,524	(1,354)	-	330,674	-	393,844

Other income (expense):
Interest expense, net of amounts capitalized	(70,362)	-	-	(168,714)	15,846	(223,230)
Loss on extinguishment of debt and credit facilities, net	(30,155)	-	-	(4,881)	341	(34,695)
Gain (loss) on change in fair value of embedded derivative	-	-	-	(94,399)	94,399	-
Interest and investment income (loss)	51,235	-	-	(5,651)	(52,781)	(7,197)
Other income	(514)	-	-	2,693	(342)	1,837

Income (loss) before income taxes	14,728	(1,354)	-	59,722	57,463	130,559

Income tax expense	(471)	-	(1,651)	(3,938)	-	(6,060)

Net income (loss)	14,257	(1,354)	(1,651)	55,784	57,463	124,499

Preferred stock beneficial conversion feature	-	-	-	-	-	-

Net income (loss) attributable to common stockholders	$14,257	$(1,354)	$(1,651)	$55,784	$57,463	$124,499

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Revenue	$861,354	$-	$-	$935,110	$-	$1,796,464

Cost of services	417,599	9	-	373,065	-	790,673
Subscriber acquisition costs	147,027	-	-	83,746	-	230,773
Sales and marketing	54,229	-	-	98,418	-	152,647
Engineering, design and development	16,177	-	-	16,798	-	32,975
General and administrative	91,263	-	-	91,690	-	182,953
Depreciation and amortization	84,949	213	-	146,462	-	231,624
Restructuring, impairments and related costs	553	-	-	29,614	-	30,167

Total operating expenses	811,797	222	-	839,793	-	1,651,812

Income (loss) from operations	49,557	(222)	-	95,317	-	144,652

Other income (expense):
Interest expense, net of amounts capitalized	(63,306)	-	-	(226,375)	42,759	(246,922)
Loss on extinguishment of debt and credit facilities, net	(152,157)	-	-	(111,863)	253	(263,767)
Loss on change in value of embedded derivative	-	-	-	(111,703)	111,703	-
Interest and investment income (loss)	(353,140)	-	-	(4,815)	361,014	3,059
Other income	(46)	-	-	2,551	-	2,505

Income (loss) before income taxes	(519,092)	(222)	-	(356,888)	515,729	(360,473)

Income tax expense	-	-	(1,611)	(1,733)	-	(3,344)

Net income (loss)	(519,092)	(222)	(1,611)	(358,621)	515,729	(363,817)

Preferred stock beneficial conversion feature	(186,188)	-	-	-	-	(186,188)

Net income (loss) attributable to common stockholders	$(705,280)	$(222)	$(1,611)	$(358,621)	$515,729	$(550,005)

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$187,391	$-	$-	$128,864	$-	$316,255
Accounts receivable, net	53,020	-	-	57,371	-	110,391
Receivable from distributors	67,818	-	-	11,165	-	78,983
Due from subsidiaries/affiliates	187,123	3,333	-	1,912	(192,368)	-
Inventory, net	12,164	-	-	5,872	-	18,036
Prepaid expenses	39,046	-	-	128,688	-	167,734
Related party current assets	4,182	-	-	585	(873)	3,894
Deferred tax asset	6,916	-	-	67,416	-	74,332
Other current assets	4,422	-	-	4,568	-	8,990

Total current assets	562,082	3,333	-	406,441	(193,241)	778,615

Property and equipment, net	884,646	15,447	-	898,313	-	1,798,406
Investment in subsidiaries/affiliates	(547,439)	-	-	-	547,439	-
Restricted investments	3,146	-	-	250	-	3,396
Deferred financing fees, net	1,479	-	-	63,238	(8,228)	56,489
Intangible assets, net	-	-	83,654	2,561,177	-	2,644,831
Goodwill	-	-	-	-	1,834,856	1,834,856
Related party long-term assets	332	-	-	28,771	(166)	28,937
Other long-term assets	8,642	-	-	77,613	-	86,255

Total assets	$912,888	$18,780	$83,654	$4,035,803	$2,180,660	$7,231,785

Current liabilities:
Accounts payable and accrued expenses	$303,198	$-	$-	$222,556	$(606)	$525,148
Accrued interest	35,793	-	-	42,788	-	78,581
Due to subsidiaries/affiliates	9,802	20,551	477	161,123	(191,953)	-
Current portion of deferred revenue	610,602	-	-	551,636	538	1,162,776
Current portion of deferred credit on executory contracts	-	-	-	266,096	-	266,096
Current maturities of long-term debt	1,351	-	-	4,131	-	5,482
Related party current liabilities	9,284	-	-	9,907	(873)	18,318

Total current liabilities	970,030	20,551	477	1,258,237	(192,894)	2,056,401

Deferred revenue	118,472	-	-	152,348	-	270,820
Deferred credit on executory contracts	-	-	-	580,161	-	580,161
Long-term debt	1,070,505	-	-	1,508,599	84,038	2,663,142
Long-term related party debt	195,553	-	-	161,479	1,715	358,747
Deferred tax liability	6,917	-	18,559	922,191	-	947,667
Related party long-term liabilities	-	-	-	25,211	-	25,211
Other long-term liabilities	22,681	-	-	37,863	-	60,544

Total liabilities	2,384,158	20,551	19,036	4,646,089	(107,141)	6,962,693

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred and common stock	3,936	-	-	-	-	3,936
Accumulated other comprehensive loss	(5,823)	-	-	(5,824)	5,824	(5,823)
Additional paid-in-capital	10,400,588	-	83,654	6,060,660	(6,144,314)	10,400,588
Retained earnings (accumulated deficit)	(11,869,971)	(1,771)	(19,036)	(6,665,122)	8,426,291	(10,129,609)

Total stockholders’ equity (deficit)	(1,471,270)	(1,771)	64,618	(610,286)	2,287,801	269,092

Total liabilities and stockholders’ equity	$912,888	$18,780	$83,654	$4,035,803	$2,180,660	$7,231,785

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Balance at December 31, 2009	$(1,534,598)	$(417)	$66,269	$(666,828)	$2,231,096	$95,522
Net income (loss)	14,257	(1,354)	(1,651)	55,784	57,463	124,499
Other comprehensive income:
Unrealized gain on available-for-sale securities	469	-	-	469	(469)	469
Foreign currency translation adjustment	289	-	-	289	(289)	289

Total comprehensive income (loss)	15,015	(1,354)	(1,651)	56,542	56,705	125,257
Issuance of common stock to employees and employee benefit plans, net of forfeitures	4,640	-	-	-	-	4,640
Share-based payment expense	38,525	-	-	-	-	38,525
Exercise of options and vesting of restricted share units	5,148	-	-	-	-	5,148
Contributed capital	-	-	-	-	-	-

Balance at September 30, 2010	$(1,471,270)	$(1,771)	$64,618	$(610,286)	$2,287,801	$269,092

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non - Guarantors	Eliminations	Inc.

Net cash provided by (used in) operating activities	$82,229	$-	$-	$208,817	$-	$291,046

Cash flows from investing activities:
Additions to property and equipment	(85,057)	-	-	(172,317)	-	(257,374)
Sale of restricted and other investments	4	-	-	9,450	-	9,454

Net cash used in investing activities	(85,053)	-	-	(162,867)	-	(247,920)

Cash flows from financing activities :
Long-term borrowings, net of costs	637,406	-	-	-	-	637,406
Related party long-term borrowings , net of costs	147,094	-	-	-	-	147,094
Restricted cash to be used for the redemption of debt		-	-	-	-	-
Repayment of long-term borrowings	(691,170)			(129,054)		(820,224)
Repayment of related party long term borrowings	(55,221)	-	-	-	-	(55,221)
Payment of premiums	(24,065)	-	-	(256)	-	(24,321)
Proceeds from the exercise of options	4,906	-	-		-	4,906

Net cash provided by (used in ) financing activities	18,950	-	-	(129,310)	-	(110,360)

Net (decrease) increase in cash and cash equivalents	16,126	-	-	(83,360)	-	(67,234)
Cash and cash equivalents at beginning of period	171,265	-	-	212,224	-	383,489

Cash and cash equivalents at end of period	$187,391	$-	$-	$128,864	$-	$316,255

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Consolidated
	Sirius XM Radio	Sirius Asset Mgmt				Sirius XM Radio
(in thousands)	Inc.	LLC	Satellite CD Radio	Non-Guarantors	Eliminations	Inc.

Net cash provided by (used in ) operating activities	$25,668	$5,058	$-	$228,562	$(6,181)	$253,107

Cash flows from investing activities :
Additions to property and equipment	(173,466)	(5,058)	-	(38,811)	-	(217,335)

Net cash used in investing activities	(173,466)	(5,058)	-	(38,811)	-	(217,335)

Cash flows from financing activities :
Preferred stock issuance costs, net	(3,712)	-	-	-	-	(3,712)
Long-term borrowings, net of costs	186,571	-	-	387,184	6,181	579,936
Related party long-term borrowings , net of costs	269,871	-	-	95,093	-	364,964
Short -term financing	2,220	-	-	-	-	2,220
Payment of premiums on redemption of debt		-	-	(17,075)	-	(17,075)
Repayment of long-term borrowings	(175,205)	-	-	(435,727)	-	(610,932)
Repayment of related party long-term borrowings	(251,247)	-	-	(100,000)	-	(351,247)

Net cash provided by (used in ) financing activities	28,498	-	-	(70,525)	6,181	(35,846)

Net (decrease) increase in cash and cash equivalents	(119,300)	-	-	119,226	-	(74)
Cash and cash equivalents at beginning of period	173,647	-	-	206,799	-	380,446

Cash and cash equivalents at end of period	$54,347	$-	$-	$326,025	$-	$380,372

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
          Third-party content is an important part of our satellite radio service, and we compete with many entities for content. We have entered into a number of important content arrangements, including agreements with the National Football League, Howard Stern and NASCAR, which require us to pay substantial sums. Our agreement with Howard Stern expires in December 2010; our agreement with the NFL expires at the end of the 2010 NFL season; and our agreement with NASCAR expires in December 2011. Although discussions have been held with the NFL, Howard Stern and NASCAR regarding new programming arrangements, we may not be able to secure new programming arrangements with these providers, or enter into new agreements at costs that are acceptable to us. If we do not secure new programming arrangements with these providers, certain of our subscribers may elect to cancel or not to renew their subscriptions. We cannot quantify how many subscribers may cancel or elect not to renew their subscriptions if we fail to secure new programming arrangements with these providers; however, we have no reason to believe that any such subscriber loss will be material to our business or financial condition taken as a whole.
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
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio systems — the SIRIUS system and the XM system. The SIRIUS system consists of four in-orbit satellites with over 125 terrestrial repeaters, satellite uplink facilities and studios. The XM system consists of five in-orbit satellites with over 650 terrestrial repeaters, satellite uplink facilities and studios. The terrestrial repeaters receive and retransmit signals. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone, and Blackberry and Android smartphones.
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and through our websites. We have agreements with every major automaker to offer SIRIUS or XM satellite radios as factory- or dealer-installed equipment in their vehicles. SIRIUS and XM radios are also offered to customers of certain daily rental car companies.
          As of September 30, 2010, we had 19,862,175 subscribers; 9,643,910 SIRIUS subscribers and 10,218,265 XM subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to SIRIUS Internet Radio and XM Radio Online, our Internet services; and certain subscribers to our weather, traffic, data and video services.
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
          In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and certified pre-owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.
          We also have an interest in the satellite radio services offered in Canada. Subscribers to the SIRIUS Canada service and the XM Canada service are not included in our subscriber count.
          In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc. XM Satellite Radio Inc., together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. As a result, transactions between the companies are required to comply with various contractual provisions in our respective debt agreements.

Actual Results of Operations
          Set forth below are our results of operations for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009.
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended September 30, 2010 and 2009, subscriber revenue was $612,119 and $578,304, respectively, an increase of 6%, or $33,815. The increase was primarily attributable to the 7% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages and a $5,962 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, subscriber revenue was $1,793,258 and $1,699,455, respectively, an increase of 6%, or $93,803. The increase was primarily attributable to the 4% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages and a $28,894 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.
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
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.
•	Three Months: For the three months ended September 30, 2010 and 2009, advertising revenue was $15,973 and $12,418, respectively, an increase of 29%, or $3,555. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, advertising revenue was $46,296 and $37,287, respectively, an increase of 24%, or $9,009. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
          Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as our subscribers increase and the economy improves.
          Equipment Revenue includes revenue and royalties from the sale of SIRIUS and XM radios, components and accessories.
•	Three Months: For the three months ended September 30, 2010 and 2009, equipment revenue was $17,823 and $10,506, respectively, an increase of 70%, or $7,317. The increase was driven by royalties from increased OEM installations.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, equipment revenue was $50,625 and $31,343, respectively, an increase of 62%, or $19,282. The increase was driven by royalties from increased OEM installations.
          We expect equipment revenue to fluctuate based on OEM installations for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.
          Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended September 30, 2010 and 2009, other revenue was $71,633 and $17,428, respectively. The $54,205 increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, other revenue was $190,914 and $28,379, respectively. The $162,535 increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          Future other revenues will be dependent, among other items, upon subscribers becoming subject to the U.S. Music Royalty Fee at subscription renewal dates, the growth of our subscribers, and the monthly fee assessed for the U.S. Music Royalty Fee. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
     Operating Expenses
          Revenue Share and Royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using SIRIUS and XM radios purchased from retailers. Advertising revenue share is recognized as a component of revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2010 and 2009, revenue share and royalties were $114,482 and $100,558, respectively, an increase of 14%, or $13,924. The increase was primarily attributable to a 14% increase in our revenues subject to royalty and/or revenue sharing arrangements and an 8% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $4,526 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, revenue share and royalties were $320,567 and $296,855, respectively, an increase of 8%, or $23,712. The increase was primarily attributable to a 11% increase in our revenues subject to royalty and/or revenue sharing arrangements and an 8% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $13,663 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.
          We expect our revenue sharing and royalty costs to increase as our revenues grow, as we expand our distribution of SIRIUS and XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 6.5% and 7.0% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the Copyright Royalty Board is scheduled to commence in January 2011 and the results of that proceeding may have an impact on our results of operations. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recognized as a component of sales and marketing expense and the cost of sharing advertising revenue is recognized as a component of revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2010 and 2009, programming and content expenses were $78,143 and $78,315, respectively, a decrease of $172. The decrease was primarily due to savings in content agreements and production costs, partially offset by a $4,162 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, programming and content expenses were $228,595 and $230,825, respectively, a decrease of 1%, or $2,230. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs, general operating expenses and a $11,903 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

          Our programming and content expenses, excluding the impact of purchase price adjustments, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2013 as acquired programming contracts expire, principally in 2012 and 2013. Our agreements with third-party content providers are subject to contractual expiration dates. We may or may not be able to negotiate renewals of these agreements on cost effective terms or at all. See “Special Note Regarding Forward-Looking Statements” for a discussion of these risks.
          Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended September 30, 2010 and 2009, customer service and billing expenses were $60,613 and $56,529, respectively, an increase of 7%, or $4,084. The increase was primarily due to higher call volume, partially offset by lower call center expenses as a result of moving calls to lower cost locations.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, customer service and billing expenses were $175,238 and $175,570, respectively, a decrease of $332. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations; partially offset by higher call volume.
          We expect our customer care and billing expenses to increase as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; and broadcast studios.
•	Three Months: For the three months ended September 30, 2010 and 2009, satellite and transmission expenses were $20,844 and $19,542, respectively, an increase of 7%, or $1,302. The increase was primarily due to increased satellite insurance costs and repeater expenses.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, satellite and transmission expenses were $60,944 and $59,435, respectively, an increase of 3%, or $1,509. The increase was primarily due to increased satellite insurance costs, partially offset by savings in personnel costs and repeater expenses.
          We expect satellite and transmission expenses to decrease due to reductions in orbit satellite insurance and continuing cost reduction efforts, offset in part by the additions of XM-5 and FM-6 to our in-orbit satellite fleet and continued enhancement of our terrestrial repeater networks.
          Cost of Equipment includes costs from the sale of SIRIUS and XM radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
•	Three Months: For the three months ended September 30, 2010 and 2009, cost of equipment was $6,463 and $11,944, respectively, a decrease of 46%, or $5,481. The decrease was primarily due to lower inventory write-downs.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, cost of equipment was $22,187 and $27,988, respectively, a decrease of 21%, or $5,801. The decrease was primarily due to lower inventory write-downs.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.
          Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a SIRIUS or XM radio and subscription to our service in the sale or lease price of a new or certified pre-owned vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate SIRIUS and XM radios; product warranty obligations; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of SIRIUS and XM radios and revenue share payments to automakers and retailers of SIRIUS and XM radios.
•	Three Months: For the three months ended September 30, 2010 and 2009, subscriber acquisition costs were $105,984 and $90,054, respectively, an increase of 18%, or $15,930. The increase was primarily a result of the 22% increase in gross subscriber additions and higher subsidies related to the 33% increase in OEM installations, partially offset by lower OEM subsidies per vehicle and a $1,559 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, subscriber acquisition costs were $305,745 and $230,773, respectively, an increase of 32%, or $74,972. The increase was primarily a result of the 32% increase in gross subscriber additions and higher subsidies related to the 65% increase in OEM installations, partially offset by lower OEM subsidies per vehicle and a $15,546 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.
          We expect total subscriber acquisition costs to fluctuate with increases or decreases in OEM installations and changes in our gross subscriber additions. Declines in the cost of subsidized radio components will also impact subscriber acquisition costs. OEM installations are primarily driven by manufacturing and penetration rates. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for acquired executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the acquired contracts, principally in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.
•	Three Months: For the three months ended September 30, 2010 and 2009, sales and marketing expenses were $51,519 and $52,530, respectively, a decrease of 2%, or $1,011. The decrease was primarily due to reductions in consumer advertising, event marketing and third party distribution support expenses, partially offset by additional cooperative marketing and personnel costs.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, sales and marketing expenses were $156,813 and $152,647, respectively, an increase of 3%, or $4,166. The increase was primarily due to additional cooperative marketing and personnel costs, partially offset by reductions in consumer advertising, event marketing and third party distribution support expenses.
          We expect sales and marketing expenses to increase as we increase our advertising, retention and promotional activities.
          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended September 30, 2010 and 2009, engineering, design and development expenses were $12,526 and $11,252, respectively, an increase of 11%, or $1,274. The increase was primarily due to higher personnel, overhead costs, and aftermarket product development costs.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, engineering, design and development expenses were $35,209 and $32,975, respectively, an increase of 7%, or $2,234. The increase was primarily due to higher personnel, overhead and aftermarket product development costs, partially offset by reductions in chip set development costs.
          We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended September 30, 2010 and 2009, general and administrative expenses were $54,188 and $56,923, respectively, a decrease of 5%, or $2,735. The decrease was primarily due to lower consulting and office costs, partially offset by increased personnel and share-based payment expense.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $170,935 and $182,953, respectively, a decrease of 7%, or $12,018. The decrease was primarily due to lower share-based payment expense, consulting, accounting and office costs, partially offset by increased personnel costs.
          We expect our general and administrative expenses to increase in future periods primarily as a result of increased information technology and personnel costs to support the growth of our business, as well as rising legal costs.

          Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
•	Three Months: For the three months ended September 30, 2010 and 2009, depreciation and amortization expense was $67,450 and $72,100, respectively, a decrease of 6%, or $4,650. The decrease was primarily due to a $7,628 reduction in the charge to earnings attributable to the acquired satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on assets placed in-service subsequent to the Merger.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense was $206,945 and $231,624, respectively, a decrease of 11%, or $24,679. The decrease was primarily due to a $33,742 reduction in the charge to earnings attributable to the acquired satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on assets placed in-service subsequent to the Merger.
          We expect depreciation and amortization expenses to increase in future periods as we place our recently launched satellite, XM-5, into service and complete the construction and launch of our FM-6 satellite, which will be partially offset by reduced depreciation and amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.
•	Three Months: For the three months ended September 30, 2010 and 2009, interest expense was $68,559 and $80,864, respectively, a decrease of 15%, or $12,305. The decrease was primarily due to a lower weighted average interest rate on our outstanding debt in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, interest expense was $223,230 and $246,922, respectively, a decrease of 10%, or $23,692. The decrease was primarily due to decreases in the weighted average interest rate on our outstanding debt in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended September 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $256 and $138,053, respectively, a decrease of 100%, or $137,797. During the three months ended September 30, 2010, the loss was incurred on the repayment of XM’s 9.75% Senior Notes due 2014. During the three months ended September 30, 2009, the loss was incurred on the extinguishment of SIRIUS’ Term Loan and Purchase Money Loan with Liberty Media and the partial repayment of XM’s 10% Convertible Senior Notes due 2009.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $34,695 and $263,767, respectively, a decrease of 87%, or $229,072. During the nine months ended September 30, 2010, the loss was incurred on the repayment of SIRIUS’ Senior Secured Term Loan due 2012 and 9 5/8% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014. During the nine months ended September 30, 2009, the loss was incurred on the retirement of SIRIUS’ 2 1/2% Convertible Notes due 2009, the extinguishment of SIRIUS’ Term Loan and Purchase Money Loan with Liberty Media, the repayment of the XM’s Amended and Restated Credit Agreement due 2011, the partial repayment of XM’s 10% Convertible Senior Notes due 2009 and the termination of XM’s Second Lien Credit Agreement.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses and losses recorded from investments in those entities, as well as debt instruments issued by XM Canada, when the fair value of those instruments falls below carrying value and the decline is determined to be other than temporary.
•	Three Months: For the three months ended September 30, 2010 and 2009, interest and investment (loss) income was ($4,305) and $904, respectively, a decrease of 576%, or $5,209. The decrease in income was primarily attributable to higher net losses at XM Canada, lower net income at SIRIUS Canada and a decrease in payments received from SIRIUS Canada in excess of our carrying value of our investments during the three months ended September 30, 2010.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, interest and investment (loss) income was ($7,197) and $3,059, respectively, a decrease of 335%, or $10,256. The decrease in income was primarily attributable to higher net losses at XM Canada, lower net income at SIRIUS Canada and a decrease in payments received from SIRIUS Canada in excess of our carrying value of our investments, partially offset by the sale of auction rate securities during the nine months ended September 30, 2010.
     Income Taxes
          Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended September 30, 2010 and 2009, income tax expense was $3,428 and $1,115, respectively, an increase of 207%, or $2,313 primarily related to an increase in the applicable tax rate and withholding taxes for royalty income.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, income tax expense was $6,060 and $3,344, respectively, an increase of 81%, or $2,716 primarily related to an increase in the applicable tax rate and withholding taxes for royalty income.

Subscriber Data
The following table contains actual subscriber data for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning subscribers	19,527,448	18,413,435	18,772,758	19,003,856
Gross subscriber additions	1,952,054	1,606,446	5,693,409	4,325,532
Deactivated subscribers	(1,617,327)	(1,504,151)	(4,603,992)	(4,813,658)

Net additions	334,727	102,295	1,089,417	(488,126)

Ending subscribers	19,862,175	18,515,730	19,862,175	18,515,730

Retail	7,088,562	7,925,904	7,088,562	7,925,904
OEM	12,630,463	10,488,530	12,630,463	10,488,530
Rental	143,150	101,296	143,150	101,296

Ending subscribers	19,862,175	18,515,730	19,862,175	18,515,730

Self-pay	16,335,819	15,456,748	16,335,819	15,456,748
Paid promotional	3,526,356	3,058,982	3,526,356	3,058,982

Ending subscribers	19,862,175	18,515,730	19,862,175	18,515,730

Retail	(188,884)	(309,972)	(637,188)	(979,298)
OEM	529,798	407,131	1,699,511	492,692
Rental	(6,187)	5,136	27,094	(1,520)

Net additions	334,727	102,295	1,089,417	(488,126)

Self-pay	258,105	35,405	631,887	(92,838)
Paid promotional	76,622	66,890	457,530	(395,288)

Net additions	334,727	102,295	1,089,417	(488,126)

Daily weighted average number of subscribers	19,610,837	18,393,678	19,181,040	18,514,041

Average self-pay monthly churn (1)	1.9%	2.0%	1.9%	2.1%

Conversion rate (2)	48.1%	46.2%	46.6%	45.0%

Note:	See pages 52 through 58 for footnotes.
          Subscribers. At September 30, 2010, we had 19,862,175 subscribers, an increase of 1,346,445 subscribers, or 7%, from the 18,515,730 subscribers as of September 30, 2009.
•	Three Months: For the three months ended September 30, 2010 and 2009, net additions were 334,727 and 102,295, respectively, an increase in net additions of 232,432. The improvement was due to the 22% increase in gross subscriber additions, primarily resulting from an increase in new vehicle penetration along with an increase in returning activations, partially offset by an 8% increase in deactivations resulting from higher promotional churn due to an increase in the volume of trial subscriptions.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, net additions were 1,089,417 and (488,126), respectively, an increase in net additions of 1,577,543. The improvement was due to the 32% increase in gross subscriber additions, primarily resulting from an improvement in U.S. auto sales, an increase in new vehicle penetration, and an increase in returning activations from previously inactive vehicles, and the 4% decline in deactivations resulting from higher conversions of paid promotional trials to self-paying subscribers and improvements in the average self-pay monthly churn rates.
          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 52 through 58 for more details.)

•	Three Months: For the three months ended September 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.1%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.
          Conversion Rate is the percentage of vehicle owners and lessees that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, our conversion rate was 48.1% and 46.2%, respectively. The increase was primarily due to marketing to promotional period subscribers and an improving economy.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, our conversion rate was 46.6% and 45.0%, respectively. The increase was primarily due to marketing to promotional period subscribers and an improving economy.

          The discussion of operating results below excludes the effects of stock-based compensation and purchase accounting adjustments associated with the Merger. Financial measures and metrics previously reported as “pro forma” have been renamed “adjusted.”
Adjusted Results of Operations
     In this report, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; customer service and billing expenses, per average subscriber; free cash flow; and adjusted EBITDA. These measures include the historical results of operations of XM, and exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.
     The purchase price accounting adjustments include the elimination of the earnings benefit of deferred revenue associated with the investment in XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The purchase price accounting adjustments to EBITDA do not include the incremental depreciation and amortization for certain XM property, equipment and intangible assets acquired in the Merger and reported on a stepped up basis.
     Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from functional operating expenses is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.
     We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial performance measures useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 52 through 58) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
          The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and nine months ended September 30, 2010 and 2009, respectively:

	Unaudited Adjusted
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except for per subscriber amounts)	2010	2009	2010	2009

ARPU (3)	$11.81	$11.09	$11.70	$10.74
SAC, per gross subscriber addition (4)	$59	$69	$59	$63
Customer service and billing expenses, per average subscriber (5)	$1.02	$1.01	$1.00	$1.04
Free cash flow (6)	$61,998	$26,724	$43,126	$35,772
Adjusted total revenue (8)	$722,537	$629,607	$2,098,659	$1,842,924
Adjusted EBITDA (7)	$169,727	$106,140	$481,799	$347,198

Note:	See pages 52 through 58 for footnotes.
          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, total ARPU was $11.81 and $11.09, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages, and increased net advertising revenue, partially offset by an increase in the number of subscribers on promotional plans.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, total ARPU was $11.70 and $10.74, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages, and increased net advertising revenue, partially offset by an increase in the number of subscribers on promotional plans.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, SAC, per gross subscriber addition was $59 and $69, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers compared to the three months ended September 30, 2009, partially offset by a 33% increase in OEM production with factory-installed satellite radios.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, SAC, per gross subscriber addition was $59 and $63, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties for radio manufacturers compared to the nine months ended September 30, 2009, partially offset by a 65% increase in OEM production with factory-installed satellite radios.
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
•	Three Months: For the three months ended September 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.02 and $1.01, respectively. The increase was primarily due to higher call volume, partially offset by lower call center expenses as a result of moving calls to lower cost locations.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.00 and $1.04, respectively. The decrease was primarily due to a lower call center expense as a result of moving calls to lower cost locations.
          Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 52 through 58 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, free cash flow was $61,998 and $26,724, respectively, an increase of $35,274. Net income plus non-cash operating activities increased 197%, to $117,055, from $39,461, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities decreased $43,783 compared to the three months ended September 30, 2009. The decrease was primarily due to decreases in cash flows from operations resulting from the periodic payment of related party liabilities in the current period compared to a deferral of such payments in the three months ended September 30, 2009 and the routine amortization of prepaid programming costs and release of credit card hold-backs included in other long-term assets in the three months ended September 30, 2009. The decrease was partially offset by increases in cash flows from operations resulting from higher collections of amounts due from subscribers and distributors during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. As a result of these transactions, net cash provided by operating activities increased $33,811 to $150,059 in the three months ended September 30, 2010 compared to the $116,248 provided by operations in the three months ended September 30, 2009. In addition, capital expenditures in the three months ended September 30, 2010 decreased $1,463 to $88,061 compared to $89,524 expended in the three months ended September 30, 2009.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, free cash flow was $43,126 and $35,772, respectively, an increase of $7,354. Net income plus non-cash operating activities increased 92%, to $306,630, from $159,471, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities decreased $109,220 compared to the nine months ended September 30, 2009. The decrease was primarily due to pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009, a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009 and the release of credit card funds during the nine months ended September 30, 2009. As a result of these transactions net cash provided by operating activities increased $37,939 to $291,046 in the nine months ended September 30, 2010 compared to the $253,107 provided by operations in the nine months ended September 30, 2009. In addition, capital expenditures in the nine months ended September 30, 2010 increased $40,039 to $257,374 compared to $217,335 expended in the nine months ended September 30, 2009, primarily due to increased satellite and related launch vehicle spending, offset by $9,454 of proceeds from the sale of investment securities in the nine months ended September 30, 2010.
          Adjusted Total Revenue. Set forth below are our adjusted total revenue for the three and nine months ended September 30, 2010 and 2009. Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See the accompanying footnotes on pages 52 through 58 for more details.)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$612,119	$578,304	$1,793,258	$1,699,455
Advertising revenue, net of agency fees	15,973	12,418	46,296	37,287
Equipment revenue	17,823	10,506	50,625	31,343
Other revenue	71,633	17,428	190,914	28,379
Purchase price accounting adjustments:
Subscriber revenue	3,176	9,138	12,128	41,022
Other revenue	1,813	1,813	5,438	5,438

Adjusted total revenue	$722,537	$629,607	$2,098,659	$1,842,924

•	Three Months: Our adjusted total revenue grew 15%, or $92,930, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Subscriber revenue increased 6%, or $33,815, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans. Advertising revenue increased 29%, or $3,555, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 70%, or $7,317, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in equipment revenue was driven by royalties from increased OEM installations. Other revenue increased $54,205 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Nine Months: Our adjusted total revenue grew 14%, or $255,735, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Subscriber revenue increased 6%, or $93,803, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans. Advertising revenue increased 24%, or $9,009, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 62%, or $19,282, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in equipment revenue was driven by royalties from increased OEM installations. Other revenue increased $162,535 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA also removes the impact of other income and expense, losses on extinguishment of debt as well as certain non-cash charges, such as, goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. Our adjusted EBITDA for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009 is as follows (see the accompanying footnotes on pages 52 through 58 for more details):

	Unaudited Adjusted
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Adjusted EBITDA	$169,727	$106,140	$481,799	$347,198

•	Three Months: For the three months ended September 30, 2010 and 2009, adjusted EBITDA was $169,727 and $106,140, respectively, an increase of 60%, or $63,587. The increase was primarily due to an increase of 15%, or $92,930, in revenues, partially offset by an increase of 6%, or $29,343, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased advertising and equipment revenue, decreases in discounts on multi-subscription and internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 22% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, adjusted EBITDA was $481,799 and $347,198, respectively, an increase of 39%, or $134,601. The increase was primarily due to an increase of 14%, or $255,735, in revenues, partially offset by an increase of 8%, or $121,134, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base, the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased advertising and equipment revenue, decreases in discounts on multi-subscription and internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 32% increase in gross additions, higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements and additional sales and marketing costs, primarily related to co-operative marketing.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
          As of September 30, 2010 and December 31, 2009, we had $316,255 and $383,489, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009	2010 vs. 2009

Net cash provided by operating activities	$291,046	$253,107	$37,939
Net cash used in investing activities	(247,920)	(217,335)	(30,585)
Net cash used in financing activities	(110,360)	(35,846)	(74,514)

Net decrease in cash and cash equivalents	(67,234)	(74)	(67,160)
Cash and cash equivalents at beginning of period	383,489	380,446	3,043

Cash and cash equivalents at end of period	$316,255	$380,372	$(64,117)

Cash Flows Provided by Operating Activities
•	Nine Months: Net cash provided by operating activities increased $37,939, to $291,046, for the nine months ended September 30, 2010 from $253,107 for the nine months ended September 30, 2009. The increase was primarily due to improvements in our income from operations and increases in deferred revenue related to the growth of our subscriber base, partially offset by pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009, a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009 and the release of credit card funds during the nine months ended September 30, 2009.
Cash Flows Used in Investing Activities
•	Nine Months: Net cash used in investing activities increased $30,585, to $247,920, for the nine months ended September 30, 2010 from $217,335 for the nine months ended September 30, 2009. The increase was primarily the result of an increase of $40,039 in capital expenditures for construction of our satellites and related launch vehicles, offset by $9,454 of proceeds from the sale of investment securities.
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
Cash Flows Used in Financing Activities
•	Nine Months: Net cash used in financing activities increased $74,514, to $110,360, for the nine months ended September 30, 2010 from $35,846 for the nine months ended September 30, 2009. The increase in cash used in financing activities was primarily due to a decrease of $160,400 in net proceeds from the issuance of debt, partially offset by a decrease of $86,734 in repayments of debt. During the nine months ended September 30, 2010, we received net proceeds of $784,500 from the issuance of our 8.75% Senior Notes due 2015 while during the nine months ended September 30, 2009, we received net proceeds of $944,900 from the issuance of XM’s 11.25% Senior Secured Notes due 2013, SIRIUS’ 9.75% Senior Secured Notes due 2015 and agreements with Liberty Media. During the nine months ended September 30, 2010, we made debt repayments of $875,445, principally to holders of SIRIUS’ 9 5/8% Senior Notes due 2013, SIRIUS’ Senior Secured Term Loan due 2012, XM’s 10% Senior PIK Secured Notes due 2011 and XM’s 9.75% Senior Notes due 2014 while during the nine months ended September 30, 2009, we made debt repayments of $962,179, principally to holders of SIRIUS’ 2 1/2% Convertible Notes due 2009, XM’s Amended and Restated Credit Agreement due 2011 and XM’s 10% Convertible Senior Notes due 2009, as well as debt held under our agreements with Liberty Media. During the nine months ended September 30, 2010 and 2009, we paid $24,321 and $17,075 in premiums on the redemption of debt, respectively.

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
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 14 in our unaudited condensed consolidated financial statements, as of September 30, 2010, we expect to incur capital expenditures of approximately $28,202 and $100,970 during the remainder of 2010 and in 2011, respectively, and an additional $61,018 over the next five years, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.
          Based upon our current plans, we believe that both SIRIUS and XM have sufficient cash, cash equivalents and marketable securities to cover their estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.
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
          Sirius XM Radio Inc. is the sole stockholder of XM Satellite Radio Inc., and its business is operated as an unrestricted subsidiary under the agreements governing our existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan XM capital. Similarly, under certain circumstances, XM may be unwilling or unable to dividend or loan SIRIUS capital. To the extent SIRIUS or XM’s funds are insufficient to support its business, SIRIUS or XM may be required to seek additional financing, which may not be available on favorable terms, or at all. If SIRIUS or XM is unable to secure additional financing, its business and results of operations may be adversely affected.
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
Debt Covenants
          The indentures governing our debt include restrictive covenants. As of September 30, 2010, we were in compliance with our debt covenants.
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
2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2010, approximately 266,829,000 shares of common stock were available for future grants under the 2009 Plan.
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

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee, which was initially charged to subscribers in the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Subscriber revenue (GAAP)	$612,119	$578,304	$1,793,258	$1,699,455
Net advertising revenue (GAAP)	15,973	12,418	46,296	37,287
Other subscription-related revenue (GAAP)	63,554	11,851	168,195	11,851
Purchase price accounting adjustments	3,176	9,138	12,128	41,022

	$694,822	$611,711	$2,019,877	$1,789,615

Daily weighted average number of subscribers	19,610,837	18,393,678	19,181,040	18,514,041

ARPU	$11.81	$11.09	$11.70	$10.74

(4)	Subscriber acquisition cost, per gross subscriber addition (or SAC, per gross subscriber addition) is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Subscriber acquisition costs (GAAP)	$105,984	$90,054	$305,745	$230,773
Less : margin from direct sales of radios and accessories (GAAP)	(11,360)	1,438	(28,438)	(3,355)
Add: purchase price accounting adjustments	20,889	19,330	58,855	43,309

	$115,513	$110,822	$336,162	$270,727

Gross subscriber additions	1,952,054	1,606,446	5,693,409	4,325,532

SAC, per gross subscriber addition	$59	$69	$59	$63

(5)	Customer service and billing expenses, per average subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Customer service and billing expenses (GAAP)	$60,613	$56,529	$175,238	$175,570
Less: share-based payment expense, net of purchase price accounting adjustments	(700)	(849)	(2,157)	(2,411)
Add: purchase price accounting adjustment	54	115	226	358

	$59,967	$55,795	$173,307	$173,517
Daily weighted average number of subscribers	19,610,837	18,393,678	19,181,040	18,514,041

Customer service and billing expenses, per average subscriber	$1.02	$1.01	$1.00	$1.04

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$150,059	$116,248	$291,046	$253,107
Additions to property and equipment	(88,061)	(89,524)	(257,374)	(217,335)
Restricted and other investment activity	-	-	9,454	-

Free cash flow	$61,998	$26,724	$43,126	$35,772

(7)	EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; taxes expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain non-cash charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income (loss) as disclosed in our consolidated statements of operations. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income (loss) to the adjusted EBITDA is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) (GAAP):	$67,629	$(151,527)	$124,499	$(363,817)
Add back items excluded from Adjusted EBITDA :
Purchase price accounting adjustments:
Revenues (see pages 55-58)	4,989	10,951	17,566	46,460
Operating expenses (see pages 55-58)	(66,438)	(64,619)	(193,904)	(177,006)
Share-based payment expense, net of purchase price accounting adjustments (see pages 55-58)	18,390	18,799	53,277	71,301
Depreciation and amortization (GAAP)	67,450	72,100	206,945	231,624
Restructuring, impairments and related costs (GAAP)	2,267	2,554	4,071	30,167
Interest expense, net of amounts capitalized (GAAP)	68,559	80,864	223,230	246,922
Loss on extinguishment of debt and credit facilities, net (GAAP)	256	138,053	34,695	263,767
Interest and investment income (loss) (GAAP)	4,305	(904)	7,197	(3,059)
Other (loss) income (GAAP)	(1,108)	(1,246)	(1,837)	(2,505)
Income tax expense (GAAP)	3,428	1,115	6,060	3,344

Adjusted EBITDA	$169,727	$106,140	$481,799	$347,198

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses:

	Unaudited For the Three Months Ended September 30, 2010
		Purchase Price	Allocation of Share-
	As Reported	Accounting	based Payment	Adjusted
(in thousands)		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$612,119	$3,176	$—	$615,295
Advertising revenue, net of agency fees	15,973	—	—	15,973
Equipment revenue	17,823	—	—	17,823
Other revenue	71,633	1,813	—	73,446

Total revenue	$717,548	$4,989	$—	$722,537

Operating expenses
Cost of services:
Revenue share and royalties	114,482	27,499	—	141,981
Programming and content	78,143	13,955	(3,229)	88,869
Customer service and billing	60,613	54	(700)	59,967
Satellite and transmission	20,844	272	(1,093)	20,023
Cost of equipment	6,463	—	—	6,463
Subscriber acquisition costs	105,984	20,889	—	126,873
Sales and marketing	51,519	3,506	(2,812)	52,213
Engineering, design and development	12,526	93	(1,776)	10,843
General and administrative	54,188	170	(8,780)	45,578
Depreciation and amortization (a)	67,450	—	—	67,450
Restructuring, impairments and related costs	2,267	—	—	2,267
Share-based payment expense (b)	—	—	18,390	18,390

Total operating expenses	$574,479	$66,438	$—	$640,917

(a)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2010 was $16,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$3,148	$81	$—	$3,229
Customer service and billing	646	54	—	700
Satellite and transmission	1,042	51	—	1,093
Sales and marketing	2,732	80	—	2,812
Engineering, design and development	1,683	93	—	1,776
General and administrative	8,610	170	—	8,780

Total share-based payment expense	$17,861	$529	$—	$18,390

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Three Months Ended September 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$578,304	$9,138	$—	$587,442
Advertising revenue, net of agency fees	12,418	—	—	12,418
Equipment revenue	10,506	—	—	10,506
Other revenue	17,428	1,813	—	19,241

Total revenue	$618,656	$10,951	$—	$629,607

Operating expenses
Cost of services:
Revenue share and royalties	100,558	22,973	—	123,531
Programming and content	78,315	18,117	(3,202)	93,230
Customer service and billing	56,529	115	(849)	55,795
Satellite and transmission	19,542	331	(1,197)	18,676
Cost of equipment	11,944	—	—	11,944
Subscriber acquisition costs	90,054	19,330	—	109,384
Sales and marketing	52,530	3,155	(2,858)	52,827
Engineering, design and development	11,252	224	(1,877)	9,599
General and administrative	56,923	374	(8,816)	48,481
Depreciation and amortization (a)	72,100	—	—	72,100
Restructuring, impairments and related costs	2,554	—	—	2,554
Share-based payment expense (b)	—	—	18,799	18,799

Total operating expenses	$552,301	$64,619	$—	$616,920

(a) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2009 was $24,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$3,037	$165	$—	$3,202
Customer service and billing	734	115	—	849
Satellite and transmission	1,086	111	—	1,197
Sales and marketing	2,722	136	—	2,858
Engineering, design and development	1,653	224	—	1,877
General and administrative	8,442	374	—	8,816

Total share-based payment expense	$17,674	$1,125	$—	$18,799

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Nine Months Ended September 30, 2010
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,793,258	$12,128	$—	$1,805,386
Advertising revenue, net of agency fees	46,296	—	—	46,296
Equipment revenue	50,625	—	—	50,625
Other revenue	190,914	5,438	—	196,352

Total revenue	$2,081,093	$17,566	$—	$2,098,659

Operating expenses
Cost of services:
Revenue share and royalties	320,567	79,271	—	399,838
Programming and content	228,595	42,805	(8,129)	263,271
Customer service and billing	175,238	226	(2,157)	173,307
Satellite and transmission	60,944	897	(3,196)	58,645
Cost of equipment	22,187	—	—	22,187
Subscriber acquisition costs	305,745	58,855	—	364,600
Sales and marketing	156,813	10,692	(8,274)	159,231
Engineering, design and development	35,209	427	(5,332)	30,304
General and administrative	170,935	731	(26,189)	145,477
Depreciation and amortization (a)	206,945	—	—	206,945
Restructuring, impairments and related costs	4,071	—	—	4,071
Share-based payment expense (b)	—	—	53,277	53,277

Total operating expenses	$1,687,249	$193,904	$—	$1,881,153

(a) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2010 was $52,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$7,760	$369	$—	$8,129
Customer service and billing	1,931	226	—	2,157
Satellite and transmission	2,960	236	—	3,196
Sales and marketing	7,930	344	—	8,274
Engineering, design and development	4,905	427	—	5,332
General and administrative	25,458	731	—	26,189

Total share-based payment expense	$50,944	$2,333	$—	$53,277

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Nine Months Ended September 30, 2009
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,699,455	$41,022	$—	$1,740,477
Advertising revenue, net of agency fees	37,287	—	—	37,287
Equipment revenue	31,343	—	—	31,343
Other revenue	28,379	5,438	—	33,817

Total revenue	$1,796,464	$46,460	$—	$1,842,924

Operating expenses
Cost of services:
Revenue share and royalties	296,855	65,608	—	362,463
Programming and content	230,825	54,708	(7,919)	277,614
Customer service and billing	175,570	358	(2,411)	173,517
Satellite and transmission	59,435	1,013	(3,371)	57,077
Cost of equipment	27,988	—	—	27,988
Subscriber acquisition costs	230,773	43,309	—	274,082
Sales and marketing	152,647	9,986	(10,594)	152,039
Engineering, design and development	32,975	772	(5,613)	28,134
General and administrative	182,953	1,252	(41,393)	142,812
Depreciation and amortization (a)	231,624	—	—	231,624
Restructuring, impairments and related costs	30,167	—	—	30,167
Share-based payment expense (b)	—	—	71,301	71,301

Total operating expenses	$1,651,812	$177,006	$—	$1,828,818

(a) Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2009 was $86,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$7,418	$501	$—	$7,919
Customer service and billing	2,052	359	—	2,411
Satellite and transmission	3,020	351	—	3,371
Sales and marketing	10,081	513	—	10,594
Engineering, design and development	4,841	772	—	5,613
General and administrative	40,141	1,252	—	41,393

Total share-based payment expense	$67,553	$3,748	$—	$71,301

(9)	The following table reconciles our GAAP Net cash provided by operating activities to our Net income plus non-cash operating activities (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$150,059	$116,248	$291,046	$253,107
Less: Changes in operating assets and liabilities, net	(33,004)	(76,787)	15,584	(93,636)

Net income plus non cash operating activities	$117,055	$39,461	$306,630	$159,471

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of September 30, 2010, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities, which consist of certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. In September 2008, Mt. Wilson FM Broadcasters, Inc. Filed a Petition for Reconsideration of the FCC’s merger order. On October 19, 2010, the FCC released an Order dismissing this Petition for Reconsideration.
          Advanced Recording Functionality Disputes. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought three actions against XM for copyright infringement in the Federal District Court in the Southern District of New York; namely, Atlantic Recording Corp. et al. v. XM Satellite Radio Inc., Famous Music LLC, et al. v. XM Satellite Radio, Inc., and In re XM Satellite Radio Copyright Litigation. These actions sought monetary damages and equitable relief in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3 line of satellite radios. As previously reported, XM settled these claims with the major record companies and a significant number of music publishers, resulting in the dismissal of two of the three actions. XM has also reached agreement with certain independent holders of sound recordings and musical works to settle the third action, a purported class action.
          Prior to introducing retail sales of the SIRIUS S50 and the SIRIUS Stiletto line of satellite radio receivers with advanced recording functionality, SIRIUS entered into agreements with the major recording companies concerning such devices. SIRIUS has also reached agreement with the National Music Publishers Association to settle the copyright infringement claims which is now being offered to the principal holders of copyrights for musical works. SIRIUS is also in negotiation to settle the Nota Music Publishing, Inc., et al. v. Sirius Satellite Radio Inc. action, a purported class action, brought on behalf of certain independent record companies and music publishers.
          State Consumer Investigations. In October 2010, a Multistate Working Group, led by the Attorney General of the State of Ohio and joined by the Offices of the Attorneys General of Arizona, Connecticut, Tennessee, Vermont and the District of Columbia, commenced a multi- jurisdictional investigation into certain of SIRIUS’ and XM’s consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
          A separate investigation into SIRIUS’ and XM’s consumer-related practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.
          We are cooperating with these investigations and believe our consumer-related practices comply with all applicable federal and state laws and regulations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2010.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
4.1
Indenture, dated as of October 27, 2010, among XM Satellite Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on October 28, 2010).

4.2
Supplemental Indenture, dated as of October 27, 2010, among XM Satellite Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on October 28, 2010).

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

101.1*
The following information from Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009; (iii) Unaudited Consolidated Statements of Stockholder’s Equity as of September 30, 2010 and Comprehensive Income for the nine months ended September 30, 2010; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*	Furnished with this Form 10-Q.