Form 10-K
period 2010-12-31
SIRIUS XM RADIO INC.
filed 2011-02-16
CIK 908937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

COMMISSION FILE NUMBER 001-34295

SIRIUS XM RADIO INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1700207
(or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1221 Avenue of the Americas, 36th Floor	10020
New York, New York	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was $3,689,667,663. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 14, 2011 was 3,933,999,616.

DOCUMENTS INCORPORATED BY REFERENCE

Information included in our definitive proxy statement for our 2011 annual meeting of stockholders scheduled to be held on Wednesday, May 25, 2011 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM RADIO INC.

2010 FORM 10-K ANNUAL REPORT

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

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies;

•	our ability to retain subscribers and maintain our average monthly revenue per subscriber;

•	our dependence upon automakers and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;

•	our substantial indebtedness; and

•	the useful life of our satellites, which, in most cases, are not insured.

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

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for Apple, Blackberry and Android-powered mobile devices.

As of December 31, 2010, we had 20,190,964 subscribers. Our subscriber totals include:

•	subscribers under our regular and discounted pricing plans;

•	subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a vehicle;

•	certain radios activated for daily rental fleet programs;

•	certain subscribers to our Internet services; and

•	certain subscribers to our weather, traffic, data and Backseat TV services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic, data and Backseat TV services.

Our satellite radios are primarily distributed through automakers (“OEMs”); retail locations nationwide; and through our websites. We have agreements with every major automaker to offer satellite radios as factory or dealer-installed equipment in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.

Certain important dates in our corporate history are listed below:

•	Sirius XM Radio Inc. was incorporated in the State of Delaware as Satellite CD Radio, Inc. on May 17, 1990.

•	On December 7, 1992, Satellite CD Radio, Inc. changed its name to CD Radio Inc., and Satellite CD Radio, Inc. was formed as a wholly owned subsidiary.

•	On November 18, 1999, CD Radio Inc. changed its name to Sirius Satellite Radio Inc.

•	In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc.

•	On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc.

•	In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc.; and in January 2011, XM Satellite Radio Inc., our wholly-owned subsidiary, merged with and into Sirius XM Radio Inc.

Prior to January 12, 2011, we operated XM Satellite Radio Inc., together with its subsidiaries, as an unrestricted subsidiary under the agreements governing our indebtedness.

Programming

We offer a dynamic programming lineup of more than 135 channels of commercial-free music, sports, news, talk, entertainment, and traffic and weather. The channel line-ups for our services vary in certain respects and are available at siriusxm.com.

Our subscription packages allow most listeners to customize and enhance our standard programming lineup. Our “Best of SIRIUS” package offers XM subscribers the Howard Stern channels, Martha Stewart Living Radio, SIRIUS NFL Radio, SIRIUS NASCAR Radio, Playboy Radio, Spice Radio and play-by-play NFL games and college sports programming. Our “Best of XM” package offers SIRIUS subscribers Oprah Radio, The Virus, XM Public Radio, MLB Network Radio, NHL Home Ice, The PGA Tour Network, and select play-by-play of NBA and NHL games and college sports programming.

Subscribers with a la carte-capable radios may customize the programming they receive through our a la carte subscription packages. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.

We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content which appeals to a broad range of audiences and to our existing subscribers.

Music Programming

We offer an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.

All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also, from time to time, provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and an array of “pop up” channels featuring the music of particular artists.

Sports Programming

Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League (“NFL”), Major League Baseball (“MLB”), NASCAR, National Basketball Association (“NBA”), National Hockey League (“NHL”) and PGA Tour, and broadcast most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays English Premier League. We also air FIS Alpine Skiing, World Cup events and horse racing.

We offer many exclusive talk channels and programs such as MLB Network Radio, SIRIUS NASCAR Radio, SIRIUS NFL Radio and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as two ESPN channels, ESPN Radio and ESPN Xtra. Simulcasts of select ESPN television shows, including SportsCenter, can be found on ESPN Xtra.

Talk and Entertainment Programming

We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.

Our talk radio offerings feature dozens of popular talk personalities, many creating radio shows that air exclusively on our services, including Howard Stern, Oprah Winfrey, Martha Stewart, Dr. Laura Schlessinger, Barbara Walters, Opie and Anthony, Bob Edwards, Senator Bill Bradley, Deepak Chopra and doctors from the NYU Langone Medical Center.

Our comedy channels present a range of humor such as Jamie Foxx’s The Foxxhole, Laugh USA, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SIRIUS XM Book Radio, Kids Place Live and Radio Disney, as well as OutQ, Road Dog Trucking and Playboy Radio.

Our religious programming includes The Catholic Channel, which is programmed with the Archdiocese of New York, EWTN, a Global Catholic Radio Network, and Family Talk.

News and Information Programming

We offer a wide range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, MSNBC, NPR and World Radio Network. We also air a range of political call-in talk shows on a variety of channels including our exclusive channel, POTUS.

We offer continuous, local traffic reports for 22 metropolitan markets throughout the United States on the XM service, and 20 metropolitan markets throughout the United States on the SIRIUS service. We broadcast these reports together with local weather reports from The Weather Channel.

Distribution of Radios

Automakers

Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with every major automaker to offer satellite radios as factory or dealer-installed equipment in their vehicles. As of December 31, 2010, satellite radios were available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States.

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

Previously Owned Vehicles

We expect to acquire an increasing number of subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with several automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs.

We are developing systems and methods to identify purchasers and lessees of used vehicles which include satellite radios, and expect to make other efforts to market and sell satellite radio subscriptions to owners of used vehicles.

Our Satellite Radio Systems

Our satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations in the continental US where the satellite radio has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.

The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. Each of our services uses 12.5 MHz of this bandwidth to transmit its respective signals. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

Our satellite radio systems have three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	studios; and

•	satellite radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

SIRIUS Satellites.  We own four orbiting satellites and one spare satellite for use in the SIRIUS system. These satellites are of the Loral FS-1300 model series. The chart below provides certain information on these satellites:

		Estimated End of
Satellite Designation	Year Delivered	Useful Life	Current Use

FM-1	2000	2013	Broadcasting from an inclined elliptical orbit
FM-2	2000	2013	Broadcasting from an inclined elliptical orbit
FM-3	2000	2015	Broadcasting from an inclined elliptical orbit
FM-4	2002	2010	Spare satellite in ground storage
FM-5	2009	2024	Broadcasting from a geostationary orbit at 96° West Longitude

Our FM-1, FM-2 and FM-3 satellites travel in a figure eight pattern extending above and below the equator, and spend approximately 16 hours per day north of the equator. At any time, two of these three satellites are orbiting north of the equator — with one of them in operation, while the third satellite does not transmit as it traverses the portion of the orbit south of the equator. This orbital configuration yields high signal elevation angles, reducing service interruptions from signal blockage. Our FM-5 satellite is deployed in a geostationary orbit which provides redundant coverage and enhances performance of the satellite constellation.

Space Systems/Loral is constructing a sixth satellite for use in this system. This satellite is also a Loral FS-1300 model satellite. We have an agreement with International Launch Services to launch this satellite on a Proton rocket, and expect to launch this sixth satellite in the fourth quarter of 2011. We plan to deploy this satellite in a geostationary orbit at 115° West Longitude.

XM Satellites.  We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral. The chart below provides certain information on these satellites:

		Estimated End of
Satellite Designation	Year Delivered	Useful Life	Current Use

XM-1	2001	2013	In-orbit spare satellite in a geostationary orbit at 85° West Longitude
XM-2	2001	2013	In-orbit spare satellite in a geostationary orbit at 115° West Longitude
XM-3	2005	2020	Broadcasting from a geostationary orbit at 85° West Longitude
XM-4	2006	2021	Broadcasting from a geostationary orbit at 115° West Longitude
XM-5	2010	2025	In-orbit spare satellite in a geostationary orbit at 85° West Longitude

Satellite Insurance.  We maintain in-orbit insurance for our FM-5, XM-4 and XM-5 satellites. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during annual (or multi-year) in-orbit periods. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions.

Terrestrial Repeaters.  In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate over 140 terrestrial repeaters in the SIRIUS system and over 580 terrestrial repeaters in the XM system.

Other Satellite Facilities.  We control and communicate with our SIRIUS satellites from an uplink facility in New Jersey. We also maintain earth stations in Panama and Ecuador to control and communicate with several of our SIRIUS satellites. Our SIRIUS satellites and the XM-1, XM-2 and XM-5 satellites are monitored, tracked and controlled by Intelsat, a satellite operator. Our XM-3 and XM-4 satellites are monitored, tracked and controlled by Telesat Canada, a satellite operator. We also operate backup earth stations in the United States.

Studios

Our programming originates principally from studios in New York City and Washington D.C., and, to a lesser extent, from smaller studio facilities in Cleveland, Los Angeles, Memphis, Nashville and Orlando. Our New York City offices house our corporate headquarters. Both our New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.

Satellite Radios

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of satellite radios. We do not manufacture radios. We have authorized manufacturers and distributors to produce and distribute satellite radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. We directly import radios distributed through our websites. To facilitate the sale of satellite radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

Satellite radios are manufactured in three principal configurations — as in-dash radios, Dock & Play radios and portable or wearable radios.

•	In-dash radios are integrated into vehicles and allow the user to listen to satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.

•	Dock & Play radios enable subscribers to transport their radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their radios virtually anywhere, are available for various models. The Stratus 6 and Starmate 5 Dock & Play radios also support a la carte channel selection.

•	Portable or wearable radios offer live satellite radio “on the go” and recorded satellite, MP3 and WMA content.

Home units that provide our satellite service to home and commercial audio systems are also available.

We have introduced an interoperable radio called MiRGE. This radio has a unified control interface allowing for easy switching between our two satellite radio networks. We have introduced the XM SkyDock, which connects to an Apple iPhone and iPod touch and provides live XM satellite radio using the control capability of the iPhone or iPod touch.

Internet Radio

We simulcast music channels and select non-music channels over the Internet. Access to our Internet services is offered to subscribers for a fee. We have available products that provide access to our internet radio services in the home without the need for a personal computer. We also offer applications to allow consumers to access our internet services on mobile devices. Subscribers to our internet services are not included in our subscriber count, unless the service is purchased separately and not as part of a satellite radio subscription.

International

Canada.  We have an interest in the satellite radio services offered in Canada. SIRIUS Canada, a Canadian corporation that we jointly own with Canadian Broadcasting Corporation and Slaight Communications Inc., offers a satellite radio service in Canada. SIRIUS Canada offers over 120 channels of commercial-free music and news, sports, talk and entertainment programming, including 12 channels offering Canadian content. XM Canada, a Canadian corporation in which we have an ownership interest, also offers satellite radio service in Canada. XM Canada offers over 130 channels of music and news, sports, talk and entertainment programming. Subscribers to these Canadian services are not included in our subscriber count.

In November 2010, SIRIUS Canada and XM Canada announced a definitive agreement to combine in a stock-for-stock transaction. The transaction is subject to regulatory review and approvals, including approval of the Canadian Radio-television & Telecommunications Commission, approval by XM Canada’s stockholders and other customary conditions. The companies will continue to operate independently until the transaction is complete.

Mexico.  In May 2010, our letter of intent with ACIR DARS Mexico, S. de R.L. de C.V. to pursue a license to offer satellite radio in Mexico was terminated.

Other Services

Commercial Accounts.  Our music services are also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions and directly from us. Certain commercial subscribers are included in our subscriber count.

Satellite Television Service.  We offer music channels as part of certain programming packages on the DISH Network satellite television service. Subscribers to the DISH Network satellite television service are not included in our subscriber count.

Content Through Mobile Phone Carriers.  We offer between 20 and 25 music and comedy channels to mobile phone users through relationships with AT&T, Alltel, Sprint and RIM. Subscribers to these services are not included in our subscriber count.

Subscribers to the following services are not included in our subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a radio subscription to our services:

Backseat TV.  We offer Backseat TV, a service offering television content designed primarily for children in the backseat of vehicles. Backseat TV is available as a factory-installed option in select Chrysler, Dodge and Jeep models, and at retail for aftermarket installation.

Travel Link.  We offer Travel Link, a suite of data services that includes graphical weather, fuel prices, sports schedules and scores, and movie listings.

Real-Time Traffic Services.  We also offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real-Time Weather Services.  We offer several real-time weather services designed for improving situational awareness in vehicle, marine and/or aviation use.

FCC Conditions

In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These commitments include certain voluntary assurances regarding our programming and programming packages; the creation of public interest channels; and equipment manufacturing, all of which we have complied with. Below we describe other voluntary commitments that we are in the process of complying with or that impose restrictions:

Qualified Entity Channels

We agreed to enter into long-term leases or other agreements to provide rights to four percent of the full-time audio channels on our platforms to a Qualified Entity or Entities defined as an entity or entities that: (1) are not directly or indirectly owned, in whole or in part, by us or one of our affiliates; (2) do not share any common officers, directors or employees with us or any affiliate of us; and (3) do not have any existing relationships with us for the supply of programming during the two years prior to October 19, 2010. We intend to balance the following considerations in selecting lessees:

•	provide a new source of programming and is a new entrant in the mass media industry,

•	offer a diverse viewpoint or diverse entertainment content,

•	provide original content or programming of a type not otherwise available to our subscribers,

•	improve service to historically underserved audiences, and

•	in our reasonable judgment, be able to meet its obligations and be able to deliver its proposed mix or type of programming for the duration of the lease term.

We will notify the FCC of our tentative selections before signing agreements for the leased channels and will enter into lease agreements by April 17, 2011. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of the full-time audio channels on our platforms are reserved for Qualified Entities. The Qualified Entities will not be required to make any lease payments for such channels. We may not alter, censor, or otherwise exercise any control over the leased programming but we may remove programming that violates the law.

Subscription Rates

We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. Under the FCC’s order approving the Merger, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. Effective July 29, 2009, we began adding a U.S. Music Royalty Fee to subscriber invoices. Until December 2010, the U.S. Music Royalty Fee was $1.98 a month on our base $12.95 subscriptions and $0.97 for base plans that are eligible for a second radio discount; as of December 6, 2010, we reduced the fee to $1.40 a month on our base $12.95 subscriptions. Subscription packages, such as our “News, Sports and Talk” package, that contain little music are not subject to the U.S. Music Royalty Fee. Amounts collected on account of the U.S. Music Royalty Fee are being used to partially offset payments to the music industry. A summary of the costs passed through pursuant to U.S. Music Royalty Fee is available on our websites.

Competition

We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete with the following providers of radio or other audio services:

Traditional AM/FM Radio

Our services compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.

Traditional AM/FM radio has had a well-established demand for its services and offers free broadcasts paid for by commercial advertising rather than by a subscription fee like satellite radio. Many radio stations offer information programming of a local nature, such as local news and sports. Traditional free AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and, by offering free broadcasts, it imposes limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.

HD Radio

Many radio stations now broadcast digital signals, which have clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, over 2,000 radio stations are currently broadcasting primary signals with HD Radio technology and broadcasting more than 1,100 new FM multicast channels (HD2/HD3), and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology and listeners adopt digital receivers, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also aggressively pursuing Internet radio and wireless Internet-based distribution arrangements. Several automakers install HD Radio equipment as factory standard equipment in select models, including Ford, Volkswagen, BMW, Mercedes-Benz, Kia and Hyundai.

Internet Radio and Internet-Enabled Smartphones

Internet radio broadcasts often have no geographic limitations and can provide listeners with radio programming from across the country and around the world. Major media companies and online-only providers, including

Clear Channel, CBS and Pandora, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. These services compete directly with our services, at home, in the automobile, and wherever audio entertainment is consumed.

Mobile Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, have become popular. These smartphones can typically play recorded or cached content and access live Internet radio via dedicated applications or browsers. These applications are often free to the user and offer music and talk content as long as the user is subscribed to a sufficiently large mobile data plan. Leading audio smartphone applications include Pandora, last.FM, Slacker, iheartradio and Stitcher. Certain of these applications also include advanced functionality, such as personalization and song skipping, and allow the user to access large libraries of content and podcasts on demand.

Third generation mobile networks have enabled a steady increase in the audio quality and reliability of mobile Internet radio streaming, and this is expected to further increase as fourth generation networks become the standard. We expect that improvements from higher bandwidths, wider programming selection, and advancements in functionality are likely to continue making Internet radio and smartphone applications an increasingly significant competitor, particularly in vehicles.

Advanced In-Dash Infotainment Systems

A number of automakers have deployed or are planning to deploy integrated multimedia systems in dash boards, such as Ford’s SYNC, Toyota’s Entune, and BMW/Mini’s Connected. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times, and financial information, among others. Live Internet radio and other data is typically pulled into the car via a Bluetooth link to an Internet-enabled smartphone, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of our Internet-based competition by making such applications more prominent, easier to access, and safer to use in the car.

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

Other Digital Media Services

The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with our services now or that could compete with those services in the future.

Traffic News Services

A number of providers also compete with our traffic services. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. The in-dash navigation market in which we primarily compete is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. For instance, Android, Palm, Blackberry, and Apple iOS-based smartphones all include GPS mapping and navigation functionality, often with turn-by-turn navigation.

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

In 1997, XM and SIRIUS was each a winning bidder for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our SIRIUS satellites expire in 2017. Our FCC licenses for our XM satellites expire in 2013, 2014 and 2018. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.

We have entered into an agreement with Space Systems/Loral to design and construct a sixth satellite for the SIRIUS system. In September 2008, the FCC granted our application to amend our license to add this satellite to the existing SIRIUS satellite constellation. We applied to modify that authorization in April 2010 and that application remains pending.

In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. In 2010, the FCC established rules governing terrestrial repeaters which are also intended to protect adjacent wireless services from interference. Once fully implemented, these rules will allow us to obtain blanket licenses to authorize operation of our repeater network for repeaters meeting certain technical specifications. Site-by-site licensing is available for all other repeaters.

We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in most cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. We believe our radios that are in production comply with all applicable FCC rules.

We are required to obtain export licenses from the United States government to deliver components of our satellite radio systems and related technical data. In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

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

Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we may negotiate royalty arrangements with the sound recording copyright owners, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress. In January 2008, the CRB issued a decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid, or will pay, a royalty of 6.0%, 6.0%, 6.5%, 7.0%, 7.5% and 8.0% of gross revenues, subject to certain exclusions, for 2007, 2008, 2009, 2010, 2011 and 2012, respectively. Our next rate setting proceeding before the CRB commenced in January 2011 with a request from the CRB for a notice of intention to participate in that rate setting proceeding.

Trademarks

We have registered, and intend to maintain, the trademark “SIRIUS”, “XM” and the “Dog design” logo with the United States Patent and Trademark Office (the “PTO”) in connection with the services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “SIRIUS” or “XM” trademark or the “Dog design” logo in the United States. We also have registered, and intend to maintain, trademarks for the names of certain of our channels. We have also registered the trademarks “SIRIUS”, “XM”, and the “Dog design” logo in Canada. We have granted a license to use certain of our trademarks in Canada to each of SIRIUS Canada and XM Canada.

Personnel

As of December 31, 2010, we had 1,479 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.

Corporate Information

Our executive offices are located at 1221 Avenue of the Americas, 36th floor, New York, New York 10020 and our telephone number is (212) 584-5100. Our internet address is www.siriusxm.com. Our annual, quarterly and current reports, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed or furnished such material with the SEC. Siriusxm.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position

Mel Karmazin	67	Chief Executive Officer
Scott A. Greenstein	51	President and Chief Content Officer
James E. Meyer	56	President, Operations and Sales
Dara F. Altman	52	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	49	Executive Vice President, General Counsel and Secretary
David J. Frear	54	Executive Vice President and Chief Financial Officer

Mel Karmazin has served as our Chief Executive Officer and a member of our board of directors since November 2004. Prior to joining us, Mr. Karmazin was President and Chief Operating Officer and a member of the board of directors of Viacom Inc. from May 2000 until June 2004. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity Broadcasting Corporation from December 1998 until the merger of Infinity with Viacom in February 2001. Prior to joining Viacom, Mr. Karmazin was President and Chief Executive Officer of CBS Corporation from January 1999 and a director of CBS Corporation from 1997 until its merger with Viacom in May 2000. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 until its acquisition by CBS Corporation in December 1996.

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

James E. Meyer has served as our President, Operations and Sales, since May 2004. Prior to May 2004, Mr. Meyer was President of Aegis Ventures Incorporated, a consulting firm that provides general management services. From December 2001 until 2002, Mr. Meyer served as special advisor to the Chairman of Thomson S.A., a leading consumer electronics company. From January 1997 until December 2001, Mr. Meyer served as the Senior Executive Vice President for Thomson as well as the Chief Operating Officer for Thomson Consumer Electronics. From 1992 until 1996, Mr. Meyer served as Thomson’s Senior Vice President of Product Management. Mr. Meyer is a director of ROVI Corporation.

Dara F. Altman has served as our Executive Vice President and Chief Administrative Officer since September 2008. From January 2006 until September 2008, Ms. Altman served as Executive Vice President, Business and Legal Affairs, of XM. Ms. Altman was Executive Vice President of Business Affairs for Discovery Communications from 1997 to 2005. From 1993 to 1997, Ms. Altman served as Senior Vice President and General Counsel of Reiss Media Enterprises, which owned Request TV, a national pay-per-view service. Before Request TV, Ms. Altman served as counsel for Home Box Office. Ms. Altman started her career as an attorney at the law firm of Willkie Farr & Gallagher LLP.

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

We face substantial competition and that competition is likely to increase over time.

We face substantial competition in the audio entertainment business. Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming. Our subscribers can obtain certain similar content for free through terrestrial radio stations. In addition, audio entertainment delivered via the Internet, including through mobile devices, is becoming increasingly competitive with our services. A number of automakers have introduced, or will shortly introduce, factory-installed radios capable of accessing Internet-delivered audio entertainment. A summary of various services that compete with us is contained in the section entitled “Business — Competition.”

Competition could result in lower subscription, advertising or other revenue or increase our marketing, promotion or other expenses and, consequently, lower our earnings and free cash flow. We cannot assure you we will be able to compete successfully with our existing or future competitors or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Our business depends in large part upon automakers and demand for our service is difficult to predict.

Most of our new subscription growth has come from purchasers and lessees of new and used automobiles; as a result, the sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio service. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio services will be adversely impacted if there is no offsetting growth in vehicle sales or increased penetration by other automakers.

We cannot estimate with any certainty whether demand for our services will be sufficient for us to continue to increase the number of subscribers to our services.

General economic conditions can affect our business.

The purchase of a satellite radio subscription is discretionary, and our business and our financial condition can be affected by adverse general economic conditions. For example, the dramatic slowdown in auto sales negatively impacted our subscriber growth in 2008 and 2009.

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

We have entered into an agreement with Space Systems/Loral to design and construct a new satellite for the SIRIUS system that is expected to be launched in the fourth quarter of 2011. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.

Our XM-1 and XM-2 satellites have experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. We estimate that the XM-3 and XM-4 satellites will meet their 15-year predicted useful lives, and that the XM-1 and XM-2 satellites’ useful lives will end in 2013. Our XM-5 satellite serves as an in-orbit spare for both of our services. In the event of a failure of XM-3, XM-4 or any of the SIRIUS satellites, service would be maintained through XM-5.

In addition, our networks of terrestrial repeaters each communicates with one third-party satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

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

We maintain in-orbit insurance policies covering only our XM-4, XM-5 and FM-5 satellites. In addition, we may not renew this in-orbit insurance when the policies expire.

Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites, nor will they cover, and we do not have protection against, business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

Higher than expected costs of attracting new subscribers or higher subscriber turnover (i.e., churn) could each adversely affect our financial performance and operating results.

We are spending substantial funds on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. If the costs of attracting new subscribers are greater than expected, our financial performance and operating results could be adversely affected.

We are experiencing, and expect to continue to experience, subscriber turnover (i.e., churn). If we are unable to retain current subscribers, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our satellite radio service. During 2010, we converted approximately 46.2% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle to a self-paying subscription. Over the same period, we have experienced churn of our self-pay subscribers of approximately 1.9% per month.

We cannot predict the amount of churn we will experience over the longer term. Our inability to retain our existing self-pay subscribers, customers who either purchase or lease vehicles with our service beyond the promotional period, or customers who purchase or lease a vehicle that includes a prepaid subscription to our service could adversely affect our financial performance and results of operations.

Our ability to retain subscribers and maintain our average monthly revenue per subscriber is uncertain.

During 2010, we added 1,418,206 net subscribers to our satellite radio service. Our ability to retain our subscribers, or increase the number of subscribers to our service, in any given period is subject to many factors, including:

•	the health of the economy;

•	the production and sale of new vehicles in the United States;

•	our ability to convince owners and lessees of new and used vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment providers.

Average monthly revenue per subscriber, which we refer to as ARPU, is one of the key metrics we use to evaluate our business and the trends in our business. Over the past several years, we have focused substantial attention and efforts on maintaining and increasing ARPU. Our ability to maintain ARPU at present levels is uncertain and depends upon various factors, including:

•	the value consumers perceive in our service;

•	our ability to add and retain compelling programming;

•	the increasing competition we experience from terrestrial radio and other providers of audio entertainment; and

•	pricing and other offers we may make to attract new subscribers and retain existing subscribers.

Our business only recently began to generate free cash flow. If we are unable to consistently generate sufficient revenues to be profitable, the value of our common stock could decline, and without sufficient cash flow we may not be able to make the required payments on our indebtedness and could ultimately default on our commitments.

Royalties for music rights may increase.

We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP and SESAC through December 2011. We do not have a definitive agreement with BMI and continue to operate under an interim agreement. There can be no assurance that the royalties we pay to ASCAP, SESAC and BMI will not increase.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from US antitrust laws and exercises significant market power in the licensing of sound recordings. A rate setting proceeding commenced in January 2011, and, if negotiations with SoundExchange prove unsuccessful, new royalty rates will be determined by the CRB, will be effective for the five-year period beginning in 2013, and may be higher than current royalty rates.

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

We are parties to several legal proceedings arising out of various aspects of our business, including class action lawsuits alleging violations of federal antitrust laws and state consumer protection statutes. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on our business or financial results.

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

Failure of other third parties to perform could adversely affect our business.

Our business depends, in part, on various other third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed or built, and vendors that support or operate, important elements of our systems, such as our satellites and customer service facilities.

If one or more of these third parties do not perform in a sufficient or timely manner, our business could be adversely affected. In addition, a number of third parties on which we depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.

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

Interruption or failure of our information technology and communications systems could negatively impact our results and our brand.

We operate a complex and growing business. We offer a wide variety of subscription packages at different price points. Our business is dependent on the operation and availability of our information technology and communication systems and those of third party service providers. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brand. Although we have implemented practices designed to maintain the availability of our information technology systems and mitigate the harm of any unplanned interruptions, we do not have complete redundancy for all of our information technology systems, and our disaster recovery planning cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and our operating results.

We are involved in continuing efforts to upgrade and maintain our information technology systems. These maintenance and upgrade activities are costly, and problems with the design or implementation of system enhancements could harm our business and our results of operations.

Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. If hackers were able to circumvent our security measures, we could lose proprietary information or personal information or experience significant disruptions. If our systems become unavailable or suffer a security breach, we may be required to expend significant resources to address these problems, including notification under various federal and state data privacy regulations, and our reputation and operating results could suffer.

We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us from servicing customers or cause data to be unintentionally disclosed.

We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business.

Our substantial indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry.

As of December 31, 2010, we had an aggregate principal amount of approximately $3.3 billion of indebtedness. Our substantial indebtedness has important consequences. For example, it:

•	increases our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities;

•	limits our ability to borrow additional funds or make capital expenditures;

•	limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry; and

•	may place us at a competitive disadvantage compared to other competitors.

The instruments governing our indebtedness contain covenants that, among other things, place certain limitations on our ability to incur more debt, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants associated with this debt could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

Changes in consumer protection laws and their enforcement could damage our business.

We engage in extensive marketing efforts to attract and retain subscribers to our services. We employ a wide variety of communications tools as part of our marketing campaigns, including telemarketing efforts; print, television, radio and online advertising; and email solicitations.

Consumer protection laws, rules and regulations are extensive and have developed rapidly, particularly at the State level. Consumer protection laws in certain jurisdictions cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers and the manner in which we communicate with subscribers and prospective subscribers. We are engaged in considerable efforts to ensure that all our activities comply with federal and state laws, rules and regulations relating to consumer protection, including laws relating to privacy. Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers to our services. While we monitor the changes in and interpretations of these laws in consumer-related settlements and decisions, and while we believe that we are in material compliance with applicable laws, there can be no assurances that new laws or regulations will not be enacted or adopted, preexisting laws or regulations will not be more strictly enforced or that our varied operations will continue to comply with all applicable laws, which might adversely affect our operations.

A Multistate Working Group of 28 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers. A separate investigation into our consumer practices is being conducted by the Attorney General of the State of Florida. In addition, the Attorney General of the State of Missouri has commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.

Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater networks. We do have redundant facilities that can be used to assume immediately many of the functions of the broadcast studios and satellite uplink facilities in the event of a catastrophic event.

Any damage to the satellites that transmit to our terrestrial repeater networks would likely result in degradation of the affected service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of either of our services until we could transfer operations to suitable back-up facilities.

Electromagnetic interference from others could damage our business.

Our satellite radio service may be subject to interference caused by other users of radio frequencies, such as RF lighting, ultra-wideband technology and Wireless Communications Service (“WCS”) users. The FCC has approved modifications to the rules governing the operations of WCS devices in the spectrum adjacent to satellite radio, including rule changes that facilitate mobile broadband services in the WCS frequencies. We have opposed certain of the changes out of a concern for their impact on the reception of satellite radio service; and have filed a petition with the FCC asking the Commission to reconsider certain of the changes. We cannot predict the outcome of our petition for reconsideration. The ultimate impact of certain of these rules changes on satellite radio reception is impossible to predict and dependent on numerous factors outside of our control, such as the design and implementation of WCS systems and devices, the applications deployed through WCS devices, and ultimately the number of WCS devices ultimately adopted by consumers.

Our business may be impaired by third-party intellectual property rights.

Development of our systems has depended upon the intellectual property that we have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our satellite radio systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent our intellectual property rights, patents or existing sublicenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm us.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block our ability to operate our system or license technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

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

Liberty Media Corporation holds preferred stock that is convertible into 2,586,976,000 shares of common stock. Pursuant to the terms of the preferred stock held by Liberty Media, we cannot take certain actions, such as certain issuances of equity or debt securities, without the consent of Liberty Media. Additionally, Liberty Media has the right to designate a corresponding percentage of our board of directors. As a result, Liberty Media has significant influence over our business and affairs. The interests of Liberty Media may differ from our interests. The extent of Liberty Media’s stock ownership in us also may have the effect of discouraging offers to acquire control of us.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have generated a federal net operating loss carryforward of approximately $8.1 billion through the year ended December 31, 2010, and we may generate net operating loss carryforwards in future years.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our long-term financial position and results of operations. We have adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease

New York, NY	Corporate headquarters and studio/production facilities	Lease
New York, NY	Office facilities	Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Office facilities and data center	Own
Lawrenceville, NJ	Office and technical/engineering facilities	Lease
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
Farmington Hills, MI	Office and technical/engineering facilities	Lease
Nashville, TN	Studio/production facilities	Lease
Vernon, NJ	Technical/engineering facilities	Own
Ellenwood, GA	Technical/engineering facilities	Lease

We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse and maintenance space. These facilities are not material to our business or operations. We also lease properties in Panama and Ecuador that we use as earth stations to command and control satellites.

In addition, we lease space at over 700 locations for use in connection with the terrestrial repeater networks that support our satellite radio services. In general, these leases are for space on building rooftops and communications towers. None of these individual leases is material to our business or operations.

ITEM 3.	LEGAL PROCEEDINGS

State Consumer Investigations.  A Multistate Working Group, led by the Attorney General of the State of Ohio and joined by the Attorneys General of 27 other states, has commenced a multi-jurisdictional investigation into certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.

A separate investigation into our consumer practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us in Missouri Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, alleging violations of the Missouri Telemarketing No-Call List Act. The suit seeks a permanent injunction prohibiting us from making, or causing to be made, telephone solicitations to our subscribers in the State of Missouri who are on Missouri’s no-call list, statutory penalties and reimbursement of costs. We believe our telemarketing activities to our subscribers in Missouri fully comply with applicable law.

We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.

Carl Blessing et al. v. Sirius XM Radio Inc.  A subscriber, Carl Blessing, filed a lawsuit against us in December 2009 in the United States District Court for the Southern District of New York. Mr. Blessing’s lawsuit has been consolidated with substantially identical lawsuits brought by other subscribers. Mr. Blessing and 23 other plaintiffs purport to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. Based on these pricing changes, the suit raises four claims. First, the suit claims the pricing changes show that the Merger lessened competition or led to a monopoly in violation of the Clayton Act. Second, it claims that, for the same reason, the Merger led to monopolization in violation of the Sherman Act. Third, it claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. A fourth claim — that the alleged misrepresentation violates the implied duty of good faith and fair dealing we owe our subscribers under New York contract law — has been dismissed by the court. The complaint seeks monetary damages as well as treble damages under the Clayton Act. Discovery in this matter is substantially complete and a trial has been scheduled for May 2011. We believe that the plaintiffs’ claims are without merit and we are vigorously defending ourselves in this litigation.

A stockholder, Mark Fialkov, also filed a shareholder derivative suit in January 2010 in the Supreme Court of the State of New York claiming that, by allowing the price increases that prompted the Blessing litigation, our board of directors breached its duty of loyalty to the corporation. The action names as defendants Sirius XM and fifteen individuals — all directors or former directors of Sirius XM. This lawsuit has been stayed pending resolution of the Blessing litigation.

Other Matters.  In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low

Year ended December 31, 2009
First Quarter	$0.43	$0.05
Second Quarter	0.63	0.30
Third Quarter	0.78	0.35
Fourth Quarter	0.69	0.51
Year ended December 31, 2010
First Quarter	$1.18	$0.61
Second Quarter	1.25	0.84
Third Quarter	1.20	0.90
Fourth Quarter	1.69	1.18

On February 14, 2011, the closing sales price of our common stock on the Nasdaq Global Select Market was $1.83 per share. On February 14, 2011, there were approximately 11,457 record holders of our common stock.

We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is currently limited by the covenants under our debt agreements. See Note 11 to our consolidated financial statements included in this report.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor’s Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2005 to December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. There were no dividends declared during these periods.

Stockholder Return Performance Table

	Nasdaq
	Telecommunications
	Index	S&P 500 Index	Sirius XM Radio Inc.
December 31, 2005	$100.00	$100.00	$100.00
December 31, 2006	$127.76	$113.62	$52.84
December 31, 2007	$139.48	$117.63	$45.22
December 31, 2008	$79.53	$72.36	$1.79
December 31, 2009	$117.89	$89.33	$8.96
December 31, 2010	$122.52	$100.75	$24.33

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
(Shares in thousands)

Equity compensation plans approved by security holders	444,291	$1.45	268,255
Equity compensation plans not approved by security holders	—	—	—

Total	444,291	$1.45	268,255

ITEM 6.	SELECTED FINANCIAL DATA

Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, and with respect to the consolidated balance sheets at December 31, 2010 and 2009, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2007 and 2006, and with respect to the consolidated balance sheets at December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2010	2009(1)	2008(1)(2)	2007	2006
(In thousands, except per share data)

Statements of Operations Data:
Total revenue	$2,816,992	$2,472,638	$1,663,992	$922,066	$637,235
Net income (loss)	$43,055	$(538,226)	$(5,316,910)	$(565,252)	$(1,104,867)
Net income (loss) per share — basic	$0.01	$(0.15)	$(2.45)	$(0.39)	$(0.79)
Net income (loss) per share — diluted	$0.01	$(0.15)	$(2.45)	$(0.39)	$(0.79)
Weighted average common shares outstanding — basic	3,693,259	3,585,864	2,169,489	1,462,967	1,402,619
Weighted average common shares outstanding — diluted	6,391,071	3,585,864	2,169,489	1,462,967	1,402,619
Balance Sheet Data:
Cash and cash equivalents	$586,691	$383,489	$380,446	$438,820	$393,421
Restricted investments	$3,396	$3,400	$141,250	$53,000	$77,850
Total assets	$7,383,086	$7,322,206	$7,527,075	$1,687,231	$1,650,147
Long-term debt, net of current portion	$3,021,763	$3,063,281	$2,820,781	$1,271,699	$1,059,868
Stockholders’ equity (deficit)(3)	$207,636	$95,522	$75,875	$(792,737)	$(389,071)

(1)	The 2009 and 2008 results and balances reflect the adoption of ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

(2)	The 2008 results and balances reflect the results and balances of XM Satellite Radio Holdings Inc. from the date of the Merger and a $4,766,190 goodwill impairment charge.

(3)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on Apple, Blackberry and Android-powered mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also distribute our satellite radios through retail locations nationwide and through our websites. Satellite radio services are also offered to customers of certain daily rental car companies.

As of December 31, 2010, we had 20,190,964 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our weather, traffic, data and video services.

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

Actual Results of Operations

Set forth below are our results of operations for the year ended December 31, 2010 compared with the year ended December 31, 2009 and the year ended December 31, 2009 compared with the year ended December 31, 2008.

				2010 vs 2009		2009 vs 2008
	For the Years Ended December 31,			Change		Change
	2010	2009	2008	Amount	%	Amount	%

Revenue:
Subscriber revenue, including effects of rebates	$2,414,174	$2,287,503	$1,548,919	$126,671	6%	$738,584	48%
Advertising revenue, net of agency fees	64,517	51,754	47,190	12,763	25%	4,564	10%
Equipment revenue	71,355	50,352	56,001	21,003	42%	(5,649)	(10)%
Other revenue	266,946	83,029	11,882	183,917	222%	71,147	599%

Total revenue	2,816,992	2,472,638	1,663,992	344,354	14%	808,646	49%
Operating expenses:
Revenue share and royalties	435,410	397,210	280,852	38,200	10%	116,358	41%
Programming and content	305,914	308,121	312,189	(2,207)	(1)%	(4,068)	(1)%
Customer service and billing	241,680	234,456	165,036	7,224	3%	69,420	42%
Satellite and transmission	80,947	84,033	59,279	(3,086)	(4)%	24,754	42%
Cost of equipment	35,281	40,188	46,091	(4,907)	(12)%	(5,903)	(13)%
Subscriber acquisition costs	413,041	340,506	371,343	72,535	21%	(30,837)	(8)%
Sales and marketing	215,454	228,956	231,937	(13,502)	(6)%	(2,981)	(1)%
Engineering, design and development	45,390	41,031	40,496	4,359	11%	535	1%
General and administrative	240,970	227,554	213,142	13,416	6%	14,412	7%
Impairment of goodwill	—	—	4,766,190	—	0%	(4,766,190)	nm
Depreciation and amortization	273,691	309,450	203,752	(35,759)	(12)%	105,698	52%
Restructuring, impairments and related costs	63,800	32,807	10,434	30,993	94%	22,373	214%

Total operating expenses	2,351,578	2,244,312	6,700,741	107,266	5%	(4,456,429)	(67)%

Income (loss) from operations	465,414	228,326	(5,036,749)	237,088	104%	5,265,075	105%
Other income (expense):
Interest expense, net of amounts capitalized	(295,643)	(315,668)	(148,455)	20,025	6%	(167,213)	(113)%
Loss on extinguishment of debt and credit facilities, net	(120,120)	(267,646)	(98,203)	147,526	55%	(169,443)	(173)%
Interest and investment (loss) income	(5,375)	5,576	(21,428)	(10,951)	(196)%	27,004	126%
Other income	3,399	3,355	(9,599)	44	1%	12,954	135%

Total other expense	(417,739)	(574,383)	(277,685)	156,644	27%	(296,698)	(107)%

Income (loss) before income taxes	47,675	(346,057)	(5,314,434)	393,732	114%	4,968,377	93%
Income tax expense	(4,620)	(5,981)	(2,476)	1,361	23%	(3,505)	(142)%

Net income (loss)	43,055	(352,038)	(5,316,910)	395,093	112%	4,964,872	93%
Preferred stock beneficial conversion feature	—	(186,188)	—	186,188	nm	(186,188)	nm

Net income (loss) attributable to common stockholders	$43,055	$(538,226)	$(5,316,910)	$581,281	108%	$4,778,684	90%

nm — not meaningful

Total Revenue

Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, subscriber revenue was $2,414,174 and $2,287,503, respectively, an increase of 6%, or $126,671. The increase was primarily attributable to a 5% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages and a $32,159 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber revenue was $2,287,503 and $1,548,919, respectively, an increase of 48%, or $738,584. The Merger was responsible for approximately $670,870 of the increase and the remaining increase was primarily attributable to the sale of “Best of” programming, decreases in discounts on multi-subscription packages, increased sales of internet packages and higher average subscribers.

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

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, advertising revenue was $64,517 and $51,754, respectively, an increase of 25%, or $12,763. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, net advertising revenue was $51,754 and $47,190, respectively, an increase of 10%, or $4,564. The increase was due to the inclusion of XM revenue from the Merger, which was offset by a decrease in advertising revenue due to the economic environment in 2009.

Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as our subscribers increase and national advertising spend continues to increase.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, equipment revenue was $71,355 and $50,352, respectively, an increase of 42%, or $21,003. The increase was driven by royalties from increased OEM installations and aftermarket radios and accessories.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, equipment revenue was $50,352 and $56,001, respectively, a decrease of 10%, or $5,649. The decrease was primarily due to a decline in sales through our direct to consumer distribution channel and lower product royalties, partially offset by the inclusion of XM revenue for a full year.

We expect equipment revenue to fluctuate based on OEM installations for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.

Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, other revenue was $266,946 and $83,029, respectively. The $183,917 increase was primarily due to the full year impact of the U.S. Music Royalty Fee introduced in the third quarter of 2009.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, other revenue was $83,029 and $11,882, respectively, an increase of 599%, or $71,147. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009 and the inclusion of XM revenue for a full year.

Future other revenues will be dependent upon revenues from affiliates, content and syndication fees, and the monthly fee assessed for the U.S. Music Royalty Fee. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.

Operating Expenses

Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using satellite radios purchased from retailers. Advertising revenue share is recognized as a component of revenue share and royalties in the period in which the advertising is broadcast.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, revenue share and royalties were $435,410 and $397,210, respectively, an increase of 10%, or $38,200. For the year ended December 31, 2010, revenue share and royalties decreased as a percentage of total revenue. The increase was primarily attributable to a 12% increase in our revenues subject to royalty and/or revenue sharing arrangements and an 8% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $18,187 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, revenue share and royalties were $397,210 and $280,852, respectively, an increase of 41%, or $116,358. The increase was primarily attributable to the inclusion of XM’s revenue share and royalty expense as a result of the Merger and an 8% increase in the statutory royalty rate for the performance of sound recordings.

We expect our revenue sharing and royalty costs to increase as our revenues grow, as we expand our distribution of satellite radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 6.0%, 6.5% and 7.0% of gross revenues, subject to certain exclusions, for 2008, 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the Copyright Royalty Board commenced in January 2011 and the results of that proceeding may have an impact on our results of operations. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.

Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, programming and content expenses were $305,914 and $308,121, respectively, a decrease of 1%, or $2,207 and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs, general operating expenses and a $14,503 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, programming and content expenses were $308,121 and $312,189, respectively, a decrease of $4,068, or 1% and decreased as a percentage of total revenue. The increase from the inclusion of a full year of XM expense was offset by savings in content agreements, personnel and on-air talent costs.

Our programming and content expenses are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2013.

Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, customer service and billing expenses were $241,680 and $234,456, respectively, an increase of 3%, or $7,224 but decreased as a percentage of total revenue. The increase was primarily due to higher call volume, partially offset by lower call center expenses as a result of moving calls to lower cost locations.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, customer service and billing expenses were $234,456 and $165,036, respectively, an increase of 42%, or $69,420 but decreased as a percentage of total revenue. The increase was primarily due to the inclusion of XM’s customer and billing expense as a result of the Merger and increased bad debt expense due to the economic environment during 2009.

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

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, satellite and transmission expenses were $80,947 and $84,033, respectively, a decrease of 4%, or $3,086 but decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses, partially offset by increased satellite insurance costs related to our FM-5 satellite.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, satellite and transmission expenses were $84,033 and $59,279, respectively, an increase of 42%, or $24,754 but decreased as a percentage of total revenue. The increase was primarily due to the inclusion of XM’s satellite and transmission expense, partially offset by decreases due to the elimination of contracts, decommissioned repeater sites and a decrease in streaming costs.

We expect satellite and transmission expenses to decline as a result of decreasing operating costs associated with our in-orbit satellite fleet and repeater network optimization.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, cost of equipment was $35,281 and $40,188, respectively, a decrease of 12%, or $4,907 and decreased as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs, lower sales through distributors and reduced costs to produce aftermarket radios.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, cost of equipment was $40,188 and $46,091, respectively, a decrease of 13%, or $5,903 and decreased as a percentage of total revenue. The decrease was primarily due to lower sales volume through our direct to consumer channel, lower inventory related charges and lower product and component sales, partially offset by the inclusion of XM’s cost of equipment expense as a result of the Merger.

We expect cost of equipment to vary with changes in sales, supply chain management, and inventory valuations.

Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new or certified pre-owned vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of satellite radios and revenue share payments to automakers and retailers of satellite radios.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, subscriber acquisition costs were $413,041 and $340,506, respectively, an increase of 21%, or $72,535 and increased as a percentage of total revenue. The increase was primarily a result of the 25% increase in gross subscriber additions and higher subsidies related to the 49% increase in OEM installations, partially offset by lower OEM subsidies per vehicle and an $18,275 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber acquisition costs were $340,506 and $371,343, respectively, a decrease of 8%, or $30,837 and decreased as a percentage of total revenue. The decrease was primarily a result of lower OEM subsidies and chip set costs, decreases in production of certain radios and lower aftermarket inventory charges in the year ended December 31, 2009 compared to the year ended December 31, 2008, partially offset by the inclusion of XM’s subscriber acquisition costs as a result of the Merger.

We expect total subscriber acquisition costs to fluctuate with increases or decreases in OEM installations, which are driven by OEM manufacturing and penetration rates, and changes in our gross subscriber additions. Declines in the cost of subsidized radio components will also impact total subscriber acquisition costs. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for acquired executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the acquired contracts, primarily in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, sales and marketing expenses were $215,454 and $228,956, respectively, a decrease of 6%, or $13,502 and decreased as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising, event marketing and third party distribution support expenses, partially offset by additional cooperative marketing and personnel costs.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, sales and marketing expenses were $228,956 and $231,937, respectively, a decrease of 1%, or $2,981 and decreased as a percentage of total revenue. The decrease was due to reductions in consumer advertising and cooperative marketing, personnel costs and third party distribution support expenses, partially offset by the inclusion of XM’s sales and marketing expense.

We expect sales and marketing expenses to increase as we increase advertising and promotional initiatives to attract new subscribers in existing and new distribution channels, and launch and expand programs to retain our subscribers.

Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, engineering, design and development expenses were $45,390 and $41,031, respectively, an increase of 11%, or $4,359 but remained flat as a percentage of total revenue. The increase was primarily due to higher personnel, overhead and aftermarket product development costs.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, engineering, design and development expenses were $41,031 and $40,496, respectively, an increase of 1%, or $535 but decreased as a percentage of total revenue. The increase was primarily due to the inclusion of XM’s engineering, design and development expenses, partially offset by lower costs associated with development, tooling and testing of radios as well as lower personnel costs.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, general and administrative expenses were $240,970 and $227,554, respectively, an increase of 6%, or $13,416 but decreased as a percentage of total revenue. The increase was primarily due to increased personnel and legal costs, partially offset by lower share-based payment expense.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, general and administrative expenses were $227,554 and $213,142, respectively, an increase of 7%, or $14,412 but decreased as a percentage of total revenue. The increase was primarily due to the impact of the Merger, offset by lower costs for certain merger, litigation and regulatory matters.

We expect our general and administrative expenses to increase in future periods primarily as a result of increased information technology and personnel costs to support the growth of our business, as well as rising legal costs.

Impairment of Goodwill is recorded when the carrying value of goodwill exceeds the implied fair value of goodwill.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, we did not record any impairment of goodwill.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, impairment of goodwill was $0 and $4,766,190, respectively.

Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, depreciation and amortization expense was $273,691 and $309,450, respectively, a decrease of 12%, or $35,759 and decreased as a percentage of total revenue. The decrease was primarily due to a $38,136 reduction in the depreciation of acquired satellite constellation and amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in-service.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, depreciation and amortization expense was $309,450 and $203,752, respectively, an increase of 52%, or $105,698 and increased as a percentage of total revenue. The increase was primarily due to the impact of the Merger.

We expect depreciation and amortization expenses to increase in future periods as we recognize depreciation expense on our recently launched satellite, XM-5, and complete the construction and launch of our FM-6 satellite, which will be partially offset by reduced depreciation and amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.

Restructuring, Impairments and Related Costs represents charges related to the re-organization of our staff and restructuring of contracts, as well as charges related to the impairment of assets when those costs are deemed to provide no future benefit.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, restructuring, impairments and related costs was $63,800 and $32,807, respectively, an increase of 94%, or $30,993. The increase was primarily due to the impairment of our FM-4 satellite, due to the launch of XM-5 in the fourth quarter of 2010, and contract termination costs in the year ended December 31, 2010 compared to losses incurred on capitalized installment payments which were expected to provide no future benefit due to the counterparty’s bankruptcy filing in the year ended December 31, 2009.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, restructuring, impairments and related costs was $32,807 and $10,434, respectively, an increase of 214%, or $22,373. The increase was primarily due to losses incurred on capitalized installment payments which were expected to provide no future benefit due to the counterparty’s bankruptcy filing in the year ended December 31, 2009 compared to Merger related restructuring charges in the year ended December 31, 2008.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, interest expense was $295,643 and $315,668, respectively, a decrease of 6%, or $20,025. The decrease was primarily due to decreases in the weighted average interest rate on our outstanding debt in the year ended December 31, 2010 compared to the year ended December 31, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest expense was $315,668 and $148,455, respectively, an increase of 113%, or $167,213. Interest expense increased significantly as a result of the Merger, due to additional debt and higher interest rates. Increases in interest expense were partially offset by the capitalized interest associated with satellite construction and related launch vehicles.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $120,120 and $267,646, respectively, a decrease of 55%, or $147,526. During the year ended December 31, 2010, the loss was incurred on the repayment of our Senior Secured Term Loan due 2012 and 9.625% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014, as well as the partial repayment of XM’s 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011. During the year ended December 31, 2009, the loss was incurred on the retirement of our 2.5% Convertible Notes due 2009, the extinguishment of our Term Loan and Purchase Money Loan with Liberty Media, the repayment of the XM’s Amended and Restated Credit Agreement due 2011, the partial repayment of XM’s 10% Convertible Senior Notes due 2009 and the termination of XM’s Second Lien Credit Agreement.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, loss on extinguishment of debt and credit facilities, net, was $267,646 and $98,203, respectively, an increase of 173%, or $169,443. During the year ended December 31, 2009, the loss was incurred on the retirement of our 2.5% Convertible Notes due 2009, the extinguishment of our Term Loan and Purchase Money Loan with Liberty Media, the repayment of XM’s Amended and Restated Credit Agreement due 2011, the partial repayment of XM’s 10% Convertible Senior Notes due 2009 and the termination of XM’s Second Lien Credit Agreement. During the year ended

December 31, 2008, the loss was incurred on the partial induced conversion of our 2.5% Convertible Notes due 2009.

Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses and losses recorded from investments in those entities, as well as debt instruments issued by XM Canada, when the fair value of those instruments falls below carrying value and the decline is determined to be other than temporary.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, interest and investment (loss) income was ($5,375) and $5,576, respectively, a decrease of 196%, or $10,951. The decrease in income was primarily attributable to higher net losses at XM Canada and SIRIUS Canada and a decrease in payments received from SIRIUS Canada in excess of the carrying value of our investments, partially offset by the gain on sale of auction rate securities during the year ended December 31, 2010. In addition, we recorded an impairment charge on our investment in XM Canada during the year ended December 31, 2009.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest and investment (loss) income was $5,576 and ($21,428), respectively, an increase of 126%, or $27,004. The increase was attributable to payments received from SIRIUS Canada in excess of the carrying value of our investment, decreases in our share of XM Canada’s net loss and decreases in impairment charges related to our investment in XM Canada for the year ended December 31, 2009 compared to the year ended December 31, 2008, partially offset by increases in our share of SIRIUS Canada’s net loss, lower interest rates in 2009 and a lower average cash balance.

Income Taxes

Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP and foreign withholding taxes on royalty income.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, income tax expense was $4,620 and $5,981, respectively, a decrease of 23%, or $1,361 primarily related to a decrease in the applicable tax rate and foreign withholding taxes on royalty income.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, income tax expense was $5,981 and $2,476, respectively, an increase of 142%, or $3,505 primarily related to the inclusion of XM.

Subscriber Data

The following table contains actual subscriber data for the years ended December 31, 2010 and 2009, respectively, and adjusted subscriber data for the year ended December 31, 2008. The subscriber data for the year ended December 31, 2008 has been adjusted to include XM results:

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008
	(Actual)	(Actual)	(Adjusted)

Beginning subscribers	18,772,758	19,003,856	17,348,622
Gross subscriber additions	7,768,827	6,208,482	7,710,306
Deactivated subscribers	(6,350,621)	(6,439,580)	(6,055,072)

Net additions	1,418,206	(231,098)	1,655,234

Ending subscribers	20,190,964	18,772,758	19,003,856

Retail	6,947,830	7,725,750	8,905,087
OEM	13,104,972	10,930,952	9,995,953
Rental	138,162	116,056	102,816

Ending subscribers	20,190,964	18,772,758	19,003,856

Self-pay	16,686,799	15,703,932	15,549,657
Paid promotional	3,504,165	3,068,826	3,454,199

Ending subscribers	20,190,964	18,772,758	19,003,856

Retail	(777,920)	(1,179,452)	(333,628)
OEM	2,174,020	935,114	1,962,685
Rental	22,106	13,240	26,177

Net additions	1,418,206	(231,098)	1,655,234

Self-pay	982,867	154,275	1,676,311
Paid promotional	435,339	(385,373)	(21,077)

Net additions	1,418,206	(231,098)	1,655,234

Daily weighted average number of subscribers	19,385,055	18,529,696	18,373,274

Average self-pay monthly churn(1)	1.9%	2.0%	1.8%

Conversion rate(2)	46.2%	45.4%	47.5%

Note: See pages 46 through 53 for footnotes.

Subscribers.  At December 31, 2010, we had 20,190,964 subscribers, an increase of 1,418,206 subscribers, or 8%, from the 18,772,758 subscribers as of December 31, 2009.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, net additions were 1,418,206 and (231,098), respectively, an increase in net additions of 1,649,304. The improvement was due to the 25% increase in gross subscriber additions, primarily resulting from an increase in U.S. light vehicle sales, new vehicle penetration and returning activations.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, net additions were (231,098) and 1,655,234, respectively, a decrease in net additions of 1,886,332. The decline was due to a decrease in gross subscriber additions of 19% and an increase in deactivated subscribers of 6%, both of which were impacted by the economic environment during 2009. The decrease in net additions was primarily attributable to fewer paid promotional trials due to the decline in North American auto sales and an increase in the average self-pay monthly churn rate from 1.8% in 2008 to 2.0% in 2009.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, our average self-pay monthly churn rate was 2.0% and 1.8%, respectively. The increase was due to the economic environment during 2009 which drove reductions in consumer discretionary spending, combined with subscriber response to our decreases in discounts on multi-subscription and internet packages, channel line-up changes in 2008 and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, our conversion rate was 46.2% and 45.4%, respectively. The increase was primarily due to marketing to promotional period subscribers and an improving economy.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, our conversion rate was 45.4% and 47.5%, respectively. The decrease was primarily due to a reduction in consumer discretionary spending resulting from the economic environment during 2009.

The discussion of operating results below excludes the effects of stock-based compensation and purchase price accounting adjustments associated with the Merger. Financial measures and metrics previously reported as “pro forma” have been renamed “adjusted.”

Adjusted Results of Operations

In this section, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; customer service and billing expenses, per average subscriber; free cash flow; adjusted total revenue; and adjusted EBITDA. These measures include the historical results of operations of XM and exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.

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

We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 46 through 53) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our unaudited adjusted results of operations for the years ended December 31, 2010, 2009 and 2008, respectively:

	Unaudited Adjusted
	For the Years Ended December 31,
	2010	2009	2008
(In thousands, except for per subscriber amounts)

ARPU(3)	$11.73	$10.95	$10.56
SAC, per gross subscriber addition(4)	$59	$63	$74
Customer service and billing expenses, per average subscriber(5)	$1.03	$1.05	$1.11
Free cash flow(6)	$210,481	$185,319	$(551,771)
Adjusted total revenue(8)	$2,838,898	$2,526,703	$2,436,740
Adjusted EBITDA(7)	$626,288	$462,539	$(136,298)

Note: See pages 46 through 53 for footnotes.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, ARPU was $11.73 and $10.95, respectively. The increase was driven primarily by the full year impact of the U.S. Music Royalty Fee introduced in the third quarter of 2009, increased revenues from the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages, and increased net advertising revenue, partially offset by an increase in the number of subscribers on promotional plans.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, ARPU was $10.95 and $10.56, respectively. The increase in subscriber revenue was driven mainly by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages, partially offset by lower advertising revenue.

SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, SAC, per gross subscriber addition was $59 and $63, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers compared to the year ended December 31, 2009, partially offset by a 49% increase in OEM production with factory-installed satellite radios.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, SAC, per gross subscriber addition was $63 and $74, respectively. The decrease was primarily driven by lower OEM subsidies, fewer OEM installations relative to gross subscriber additions and lower aftermarket inventory charges in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.03 and $1.05, respectively. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations, partially offset by higher call volume.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, customer service and billing expenses, per average subscriber was $1.05 and $1.11, respectively. The decrease was primarily due to decreases in personnel costs and customer call center expenses.

Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 46 through 53 for more details.)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, free cash flow was $210,481 and $185,319, respectively, an increase of $25,162. Net cash provided by operating activities increased $79,065 to $512,895 for the year ended December 31, 2010 compared to the $433,830 provided by operations for the year ended December 31, 2009. Capital expenditures for property and equipment for the year ended December 31, 2010 increased $63,357 to $311,868 compared to $248,511 for the year ended December 31, 2009. The increase in net cash provided by operating activities was primarily the result of growth in deferred revenue and changes in net assets. The increase in capital expenditures for the year ended December 31, 2010 was primarily the result of satellite construction and launch expenditures for our XM-5 and FM-6 satellites.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, free cash flow was $185,319 and ($551,771), respectively, an increase of $737,090. Net cash provided by (used in) operating activities increased $837,713 to $433,830 for the year ended December 31, 2009 compared to the ($403,883) used in operations for the year ended December 31, 2008. Capital expenditures for property and equipment, merger related costs, and restricted and other investment activity for the year ended December 31, 2009 increased $100,623 to $248,511 compared to $147,888 for the year ended December 31, 2008. The increase in net cash provided by operating activities was primarily the result of growth in deferred revenue and changes in net assets. The increase in capital expenditures for the year ended December 31, 2009 was primarily the result of satellite construction and launch expenditures for our FM-4 and XM-5 satellites.

Adjusted Total Revenue.  Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See the accompanying footnotes on pages 46 through 53 for more details.)

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Revenue:
Subscriber revenue, including effects of rebates	$2,414,174	$2,287,503	$1,548,919
Advertising revenue, net of agency fees	64,517	51,754	47,190
Equipment revenue	71,355	50,352	56,001
Other revenue	266,946	83,029	11,882
Predecessor financial information:
Subscriber revenue, including effects of rebates	—	—	670,870
Advertising revenue, net of agency fees	—	—	22,743
Equipment revenue	—	—	13,397
Other revenue	—	—	24,184
Purchase price accounting adjustments:
Subscriber revenue, including effects of rebates	14,655	46,814	38,533
Other revenue	7,251	7,251	3,021

Adjusted total revenue	$2,838,898	$2,526,703	$2,436,740

•	2010 vs. 2009: Our adjusted total revenue increased 12%, or $312,195, in the year ended December 31, 2010 compared to the year ended December 31, 2009. Subscriber revenue increased 4%, or $94,512, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans. Advertising revenue increased 25%, or $12,763, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 42%, or $21,003, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in equipment revenue was driven by royalties from increased OEM installations. Other revenue increased $183,917 in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	2009 vs. 2008: Our adjusted total revenue increased 4%, or $89,963, in the year ended December 31, 2009 compared to the year ended December 31, 2008. Subscriber revenue increased 3%, or $75,995, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming, decreases in discounts on multi-subscription packages, increased sales of internet packages and higher average subscribers. Advertising revenue decreased 26%, or $18,179, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in advertising revenue was driven by the economic environment. Equipment revenue decreased 27%, or $19,046, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel and lower product and component sales offset by higher product royalties. Other revenue increased 131%, or $51,193, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

Adjusted EBITDA.  EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as, goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying footnotes on pages 46 through 53 for more details):

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Adjusted EBITDA	$626,288	$462,539	$(136,298)

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, adjusted EBITDA was $626,288 and $462,539, respectively, an increase of 35%, or $163,749. The increase was primarily due to an increase of 12%, or $312,195, in revenues, partially offset by an increase of 7%, or $148,446, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased advertising and equipment revenue, decreases in discounts on multi-subscription and internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 25% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.

•	2009 vs. 2008: For the years ended December 31, 2010 and 2009, adjusted EBITDA was $462,539 and ($136,298), respectively, an increase of 439%, or $598,837. The increase was primarily due to an increase of 4%, or $89,963, in revenues and a decrease of 20%, or $508,874, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to an increase in weighted average subscribers as well as decreases in discounts on multi-subscription and internet packages, the introduction of the U.S. Music Royalty Fee in the third quarter of 2009 and the sale of “Best of” programming, partially offset by decreased equipment revenue. The decreases in expenses were primarily driven by lower subscriber acquisition costs, lower sales and marketing discretionary spend, savings in programming and content expenses, and lower legal and consulting costs in general and administrative expenses.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

As of December 31, 2010 and 2009, we had $586,691 and $383,489, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Years Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net cash provided by (used in) operating activities	$512,895	$433,830	$(152,797)	$79,065	$586,627
Net cash (used in) provided by investing activities	(302,414)	(248,511)	728,425	(53,903)	(976,936)
Net cash used in financing activities	(7,279)	(182,276)	(634,002)	174,997	451,726

Net increase (decrease) in cash and cash equivalents	203,202	3,043	(58,374)	200,159	61,417
Cash and cash equivalents at beginning of period	383,489	380,446	438,820	3,043	(58,374)

Cash and cash equivalents at end of period	$586,691	$383,489	$380,446	$203,202	$3,043

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities increased by $79,065, or 18%, to $512,895 for the year ended December 31, 2010 from $433,830 for the year ended December 31, 2009. Cash provided by operating activities increased by $586,627, or 384%, to $433,830 for the year ended December 31, 2009 from cash used in operating activities of $152,797 for the year ended December 31, 2008. The primary drivers of our operating cash flow growth have been improvements in profitability and changes in operating assets and liabilities.

•	Our net income (loss) was $43,055, ($352,038) and ($5,316,910) for the years ended December 31, 2010, 2009 and 2008, respectively. Our revenue growth has been primarily due to growth in our subscriber revenues which increased by $126,671, or 6%, and $738,584, or 48% (including the impact of the Merger), for the years ended December 31, 2010 and 2009, respectively. Included in the net loss for 2008 was a $4,766,190 charge related to the impairment of goodwill.

•	Net non-cash adjustments to net income (loss) were $357,743, $566,524 and $5,142,961 for the years ended December 31, 2010, 2009 and 2008, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Years Ended December 31,
	2010	2009	2008

Depreciation and amortization	$273,691	$309,450	$203,752
Impairment of goodwill	—	—	4,766,190
Restructuring, impairments and related costs	66,731	26,964	—
Loss on extinguishment of debt and credit facilities, net	120,120	267,646	98,203
Share-based payment expense	60,437	73,981	87,405
Other non-cash purchase price adjustments	(250,727)	(202,054)	(68,330)

Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense on our recently launched satellite, XM-5, and complete the construction and launch of our FM-6 satellite.

During 2008, we recorded a goodwill impairment charge of $4,766,190, which reduced the carrying value of goodwill from $6,601,046 to $1,834,856. There were no impairment charges recorded in 2010 and 2009.

Included in restructuring, impairments and related costs for the year ended December 31, 2010 are contract termination costs of $7,361 and a loss on the full impairment of our FM-4 satellite of $56,100.

Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion and retirement of certain debt instruments. Future charges related to the retirement or conversions of debt are dependent upon many factors, including the conversion price of debt or our ability to refinance or retire specific debt instruments.

Share-based payment expense is expected to increase in future periods as we grant equity awards to our employees and directors. Compensation expense for share-based awards is recorded in the financial statements based on the fair value. The fair value of stock option awards are determined using the Black-Scholes-Merton option-pricing model which is subject to various assumptions including the market price of our stock, estimated forfeiture rates of awards and the volatility of our stock price. The fair value of restricted shares and restricted stock units is based on the market price at date of grant.

Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

•	Changes in operating assets and liabilities contributed $112,097, $219,344 and $21,152 to operating cash flows for the years ended December 31, 2010, 2009 and 2008, respectively. Significant changes in operating assets and liabilities include the growth in deferred revenue, the timing of collections from our customers and distributors and the timing of payments to vendors and related parties. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments and the terms and conditions of each of our vendors.

Cash Flows (Used in) Provided by Investing Activities

Cash used for investing activities consists primarily of capital expenditures for property and equipment. Capital expenditures have increased as we have continued to invest in the construction of our satellites and related launch vehicles and improvements in infrastructure to support the growth of our business. We will continue to incur significant costs to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business.

Cash Flows Used in Financing Activities

Cash flows used in financing activities have generally been the result of the issuance and repayment of long-term debt and related party debt and cash proceeds from equity issuances. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

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

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 15 in our consolidated financial statements, as of December 31, 2010, we expect to incur capital expenditures of approximately $120,444 and $5,481 in 2011 and 2012, respectively, and an additional

$55,610 over the next five years, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.

Based upon our current plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover our estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.

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

Debt Covenants

The indentures governing our debt include restrictive covenants. As of December 31, 2010, we were in compliance with our debt covenants.

For a discussion of our “Debt Covenants”, refer to Note 11 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2010, approximately 268,255,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans

We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be made under these plans. Outstanding awards under these plans are being continued.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 15 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 9 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have disclosed all significant accounting policies in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding of our results of operations.

Fair Value of XM Assets Acquired and Liabilities Assumed.  On July 28, 2008, our wholly-owned subsidiary, Vernon Merger Corporation, merged with and into XM Satellite Radio Holdings Inc., with XM Holdings becoming our wholly-owned subsidiary. The application of purchase accounting resulted in the transaction being valued at $5,836,363 and our recording of goodwill acquired totaling $6,601,046. During 2008, we recorded an impairment charge of $4,766,190, which resulted in a carrying value of goodwill of $1,834,856.

Goodwill.  Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. At October 1, 2010 and December 31, 2010, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill (“ASC 350-20”). As a result, there were no changes in the carrying value of our goodwill during the years ended December 31, 2010 and 2009.

Long-Lived Assets.  We carry our long-lived assets at cost less accumulated depreciation. We review our long-lived assets for impairment of our single reporting unit whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in the value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

Our annual impairment assessment of our FCC licenses is performed as of October 1st of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. At October 1, 2010 and December 31, 2010, the fair value of our FCC licenses substantially exceeded the carrying value and therefore was not at risk of impairment.

We use independent appraisals to assist in determining the fair value of our FCC licenses. The income approach, which is commonly called the “Jefferson Pilot Method” or the “Greenfield Method”, has been consistently used to estimate the fair value. This method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and intangible assets and goodwill). It is based upon modeling a hypothetical “Greenfield” build-up to a normalized enterprise that, by design, lacks inherent goodwill and has essentially purchased (or added) all other assets as part of the build-up process. The methodology assumes that, rather than acquiring such an operation as a going concern, the buyer would hypothetically obtain a license at nominal cost and build a new operation with similar attributes from inception. The significant assumption was that the hypothetical start up entity would begin its network build out phase at the impairment testing date and revenues and variable costs would not be generated until the satellite network was operational, approximately five years from inception.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2010 and 2009.

Useful Life of Broadcast/Transmission System.  Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. The expected useful lives of our four in-orbit SIRIUS satellites were originally 15 years from the date they were placed into orbit. In June 2006, we adjusted the useful lives of two of our in-orbit SIRIUS satellites to 13 years to reflect the unanticipated loss of power from the solar array and the way we operate the constellation. We currently expect our first two in-orbit SIRIUS satellites to operate effectively through 2013, FM-3 to operate effectively through 2015, FM-5 to operate effectively through 2024 and will continue to evaluate the impact of current satellite operational data on the expected useful lives. In December 2010, we recorded an other than temporary charge for FM-4, the ground spare held in storage since 2002. We operate five in-orbit XM satellites, three of which function as in-orbit spares. The three in-orbit spare satellites were launched in 2001 and 2010 while the other two satellites were launched in 2005 and 2006. We estimate that the XM-3, XM-4 and XM-5 satellites will meet their 15 year predicted useful lives, and that the useful lives of XM-1 and XM-2 will end in 2013.

Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2010 would have resulted in approximately $23,028 of additional depreciation expense.

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

Activation fees are recognized ratably over the estimated term of a subscriber relationship, estimated to be approximately 3.5 years during 2010. The estimated term of a subscriber relationship is based on historical experience. If we were to revise our estimate our recognition of activation fees would change, for example, a 10% decrease to the estimated term of a subscriber relationship during 2010 would have resulted in approximately $1,781 of additional activation fees.

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

Share-based Payment.  We account for equity instruments granted to employees in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure non-vested stock awards using the fair market value of restricted shares of common stock on the day the award is granted.

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

Footnotes

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter. Average self-pay churn for the year is the average of the quarterly average self-pay churn.

(2)	We measure the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee, which was initially charged to subscribers in the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Subscriber revenue:
GAAP	$2,414,174	$2,287,503	$1,548,919
Predecessor financial information	—	—	670,870
Net advertising revenue:
GAAP	64,517	51,754	47,190
Predecessor financial information	—	—	22,743
Other subscription-related revenue (GAAP)	234,148	48,679	—
Purchase price accounting adjustments	14,655	46,814	38,533

	$2,727,494	$2,434,750	$2,328,255

Daily weighted average number of subscribers	19,385,055	18,529,696	18,373,274

ARPU	$11.73	$10.95	$10.56

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

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Subscriber acquisition costs:
GAAP	$413,041	$340,506	$371,343
Predecessor financial information	—	—	174,083
Less: margin from direct sales of radios and accessories:
GAAP	(36,074)	(10,164)	(9,910)
Predecessor financial information	—	—	6,616
Less: share-based payment expense granted to third parties and employees (GAAP)	—	—	(14)
Add: purchase price accounting adjustments	79,439	61,164	31,714

	$456,406	$391,506	$573,832

Gross subscriber additions	7,768,827	6,208,482	7,710,306

SAC, per gross subscriber addition	$59	$63	$74

(5)	Customer service and billing expenses, per average subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Customer service and billing expenses:
GAAP	$241,680	$234,456	$165,036
Predecessor financial information	—	—	82,947
Less: share-based payment expense, net of purchase price accounting adjustments:
GAAP	(2,207)	(2,504)	(2,112)
Predecessor financial information	—	—	(1,869)
Add: purchase price accounting adjustments	281	453	193

	$239,754	$232,405	$244,195

Daily weighted average number of subscribers	19,385,055	18,529,696	18,373,274

Customer service and billing expenses, per average subscriber	$1.03	$1.05	$1.11

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For The Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities:
GAAP	$512,895	$433,830	$(152,797)
Predecessor financial information	—	—	(251,086)
Additions to property and equipment:
GAAP	(311,868)	(248,511)	(130,551)
Predecessor financial information			(30,843)
Merger related costs:
GAAP	—	—	(23,519)
Predecessor financial information	—	—	—
Restricted and other investment activity:
GAAP	9,454	—	62,974
Predecessor financial information			(25,949)

Free cash flow	$210,481	$185,319	$(551,771)

(7)	EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; taxes expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock.

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

	Unaudited
	For the Years Ended December 31,
	2010	2009	2008

Net income (loss) (GAAP):	$43,055	$(352,038)	$(5,316,910)
Predecessor financial information:
Revenues (see page 52)	—	—	731,194
Operating expenses (see page 52)	—	—	(961,663)
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 50-52)	21,906	54,065	41,554
Operating expenses (see pages 50-52)	(261,832)	(240,891)	4,661,812
Share-based payment expense, net of purchase price accounting adjustments:
GAAP	63,309	78,782	90,134
Predecessor financial information (see page 52)	—	—	34,485
Depreciation and amortization:
GAAP	273,691	309,450	203,752
Predecessor financial information (see page 52)	—	—	88,749
Restructuring, impairments and related costs (GAAP)	63,800	32,807	10,434
Interest expense, net of amounts capitalized (GAAP)	295,643	315,668	148,455
Loss on extinguishment of debt and credit facilities, net (GAAP)	120,120	267,646	98,203
Interest and investment (income) loss (GAAP)	5,375	(5,576)	21,428
Other (income) loss (GAAP)	(3,399)	(3,355)	9,599
Income tax expense (GAAP)	4,620	5,981	2,476

Adjusted EBITDA	$626,288	$462,539	$(136,298)

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2010, 2009 and 2008:

	Unaudited for the Year Ended December 31, 2010
		Purchase Price	Allocation of
		Accounting	Share-Based
(In thousands)	As Reported	Adjustments	Payment Expense	Adjusted

Revenue:
Subscriber revenue, including effects of rebates	$2,414,174	$14,655	$—	$2,428,829
Advertising revenue, net of agency fees	64,517	—	—	64,517
Equipment revenue	71,355	—	—	71,355
Other revenue	266,946	7,251	—	274,197

Total revenue	$2,816,992	$21,906	$—	$2,838,898

Operating expenses
Cost of services:
Revenue share and royalties	435,410	107,967	—	543,377
Programming and content	305,914	57,566	(10,267)	353,213
Customer service and billing	241,680	281	(2,207)	239,754
Satellite and transmission	80,947	1,170	(3,397)	78,720
Cost of equipment	35,281	—	—	35,281
Subscriber acquisition costs	413,041	79,439	—	492,480
Sales and marketing	215,454	13,983	(9,423)	220,014
Engineering, design and development	45,390	520	(5,868)	40,042
General and administrative	240,970	906	(32,147)	209,729
Depreciation and amortization(a)	273,691	—	—	273,691
Restructuring, impairments and related costs	63,800	—	—	63,800
Share-based payment expense(b)	—	—	63,309	63,309

Total operating expenses	$2,351,578	$261,832	$—	$2,613,410

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2010 was $68,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$9,817	$450	$—	$10,267
Customer service and billing	1,926	281	—	2,207
Satellite and transmission	3,109	288	—	3,397
Sales and marketing	8,996	427	—	9,423
Engineering, design and development	5,348	520	—	5,868
General and administrative	31,241	906	—	32,147

Total share-based payment expense	$60,437	$2,872	$—	$63,309

	Unaudited for the Year Ended December 31, 2009
		Purchase Price	Allocation of
		Accounting	Share-Based
(In thousands)	As Reported	Adjustments	Payment Expense	Adjusted

Revenue:
Subscriber revenue, including effects of rebates	$2,287,503	$46,814	$—	$2,334,317
Advertising revenue, net of agency fees	51,754	—	—	51,754
Equipment revenue	50,352	—	—	50,352
Other revenue	83,029	7,251	—	90,280

Total revenue	$2,472,638	$54,065	$—	$2,526,703

Operating expenses
Cost of services:
Revenue share and royalties	397,210	89,780	—	486,990
Programming and content	308,121	72,069	(9,720)	370,470
Customer service and billing	234,456	453	(2,504)	232,405
Satellite and transmission	84,033	1,339	(3,202)	82,170
Cost of equipment	40,188	—	—	40,188
Subscriber acquisition costs	340,506	61,164	—	401,670
Sales and marketing	228,956	13,507	(10,264)	232,199
Engineering, design and development	41,031	977	(5,856)	36,152
General and administrative	227,554	1,602	(47,236)	181,920
Depreciation and amortization(a)	309,450	—	—	309,450
Restructuring, impairments and related costs	32,807	—	—	32,807
Share-based payment expense(b)	—	—	78,782	78,782

Total operating expenses	$2,244,312	$240,891	$—	$2,485,203

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2009 was $106,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$9,064	$656	$—	$9,720
Customer service and billing	2,051	453	—	2,504
Satellite and transmission	2,745	457	—	3,202
Sales and marketing	9,608	656	—	10,264
Engineering, design and development	4,879	977	—	5,856
General and administrative	45,634	1,602	—	47,236

Total share-based payment expense	$73,981	$4,801	$—	$78,782

	Unaudited for the Year Ended December 31, 2008
		Predecessor	Purchase Price	Allocation of
		Financial	Accounting	Share-Based
(In thousands)	As Reported	Information	Adjustments	Payment Expense	Adjusted

Revenue:
Subscriber revenue, including effects of rebates	$1,548,919	$670,870	$38,533	$—	$2,258,322
Advertising revenue, net of agency fees	47,190	22,743	—	—	69,933
Equipment revenue	56,001	13,397	—	—	69,398
Other revenue	11,882	24,184	3,021	—	39,087

Total revenue	$1,663,992	$731,194	$41,554	$—	$2,436,740

Operating expenses
Cost of services:
Revenue share and royalties	280,852	166,606	30,504	—	477,962
Programming and content	312,189	117,156	34,667	(17,374)	446,638
Customer service and billing	165,036	82,947	193	(3,981)	244,195
Satellite and transmission	59,279	46,566	424	(7,084)	99,185
Cost of equipment	46,091	20,013	—	—	66,104
Subscriber acquisition costs	371,343	174,083	31,714	(14)	577,126
Sales and marketing	231,937	126,054	5,393	(21,088)	342,296
Engineering, design and development	40,496	23,045	400	(11,441)	52,500
General and administrative	213,142	116,444	1,083	(63,637)	267,032
Impairment of goodwill	4,766,190	—	(4,766,190)	—	—
Depreciation and amortization(a)	203,752	88,749	—	—	292,501
Restructuring, impairments and related costs	10,434	—	—	—	10,434
Share-based payment expense(b)	—	—	—	124,619	124,619

Total operating expenses	$6,700,741	$961,663	$(4,661,812)	$—	$3,000,592

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2008 was $47,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$12,148	$4,949	$277	$—	$17,374
Customer service and billing	1,920	1,869	192	—	3,981
Satellite and transmission	4,236	2,745	103	—	7,084
Subscriber acquisition costs	14	—	—	—	14
Sales and marketing	13,541	7,047	500	—	21,088
Engineering, design and development	6,192	4,675	574	—	11,441
General and administrative	49,354	13,200	1,083	—	63,637

Total share-based payment expense	$87,405	$34,485	$2,729	$—	$124,619

(9)	The following table reconciles our GAAP Net cash provided by operating activities to our Net income plus non-cash operating activities (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities:
GAAP	$512,895	$433,830	$(152,797)
Predecessor financial information	—	—	(251,086)
Less: Changes in operating assets and liabilities, net:
GAAP	(112,097)	(219,344)	(21,152)
Predecessor financial information	—	—	83,513

Net income plus non cash operating activities	$400,798	$214,486	$(341,522)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of December 31, 2010, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

Controls and Procedures

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2010.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2011 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2011.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of our website at www.siriusxm.com. If we ever were to amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2011 annual meeting of stockholders set forth under the caption Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.

The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2011 annual meeting of stockholders set forth under the caption Stock Ownership and Governance of the Company, which we expect to file with the Securities and Exchange Commission prior to April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2011 annual meeting of stockholders set forth under the captions Governance of the Company and Executive Compensation, which we expect to file with the Securities and Exchange Commission prior to April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2011 annual meeting of stockholders set forth under the caption Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1) Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2) Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.

(3) Exhibits.

See Exhibit Index appearing on pages E-1 through E-5 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of February 2011.

SIRIUS XM RADIO INC.

By:	/s/ David J. Frear
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddy W. Hartenstein (Eddy W. Hartenstein)	Chairman of the Board of Directors and Director	February 16, 2011

/s/ Mel Karmazin (Mel Karmazin)	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2011

/s/ David J. Frear (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2011

/s/ Thomas D. Barry (Thomas D. Barry)	Senior Vice President and Controller (Principal Accounting Officer)	February 16, 2011

/s/ Joan L. Amble (Joan L. Amble)	Director	February 16, 2011

/s/ Leon D. Black (Leon D. Black)	Director	February 16, 2011

/s/ David A. Flowers (David A. Flowers)	Director	February 16, 2011

/s/ Lawrence F. Gilberti (Lawrence F. Gilberti)	Director	February 16, 2011

/s/ James P. Holden (James P. Holden)	Director	February 16, 2011

/s/ Gregory B. Maffei (Gregory B. Maffei)	Director	February 16, 2011

/s/ John C. Malone (John C. Malone)	Director	February 16, 2011

Signature	Title	Date

/s/ James F. Mooney (James F. Mooney)	Director	February 16, 2011

/s/ Jack Shaw (Jack Shaw)	Director	February 16, 2011

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, Sirius XM Radio Inc. changed its method of accounting for share lending arrangements on January 1, 2010.

/s/  KPMG LLP

New York, New York
February 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sirius XM Radio Inc. and subsidiaries:

We have audited Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Radio Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirius XM Radio Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 16, 2011

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008

(In thousands, except per share data)
Revenue:
Subscriber revenue	$2,414,174	$2,287,503	$1,548,919
Advertising revenue, net of agency fees	64,517	51,754	47,190
Equipment revenue	71,355	50,352	56,001
Other revenue	266,946	83,029	11,882

Total revenue	2,816,992	2,472,638	1,663,992
Operating expenses:
Cost of services:
Revenue share and royalties	435,410	397,210	280,852
Programming and content	305,914	308,121	312,189
Customer service and billing	241,680	234,456	165,036
Satellite and transmission	80,947	84,033	59,279
Cost of equipment	35,281	40,188	46,091
Subscriber acquisition costs	413,041	340,506	371,343
Sales and marketing	215,454	228,956	231,937
Engineering, design and development	45,390	41,031	40,496
General and administrative	240,970	227,554	213,142
Impairment of goodwill	—	—	4,766,190
Depreciation and amortization	273,691	309,450	203,752
Restructuring, impairments and related costs	63,800	32,807	10,434

Total operating expenses	2,351,578	2,244,312	6,700,741

Income (loss) from operations	465,414	228,326	(5,036,749)
Other income (expense):
Interest expense, net of amounts capitalized	(295,643)	(315,668)	(148,455)
Loss on extinguishment of debt and credit facilities, net	(120,120)	(267,646)	(98,203)
Interest and investment (loss) income	(5,375)	5,576	(21,428)
Other income (loss)	3,399	3,355	(9,599)

Total other expense	(417,739)	(574,383)	(277,685)

Income (loss) before income taxes	47,675	(346,057)	(5,314,434)
Income tax expense	(4,620)	(5,981)	(2,476)

Net income (loss)	43,055	(352,038)	(5,316,910)
Preferred stock beneficial conversion feature	—	(186,188)	—

Net income (loss) attributable to common stockholders	$43,055	$(538,226)	$(5,316,910)

Net income (loss) per common share:
Basic	$0.01	$(0.15)	$(2.45)

Diluted	$0.01	$(0.15)	$(2.45)

Weighted average common shares outstanding:
Basic	3,693,259	3,585,864	2,169,489

Diluted	6,391,071	3,585,864	2,169,489

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$586,691	$383,489
Accounts receivable, net	121,658	113,580
Receivables from distributors	67,576	48,738
Inventory, net	21,918	16,193
Prepaid expenses	134,994	100,273
Related party current assets	6,719	106,247
Deferred tax asset	44,787	72,640
Other current assets	7,432	18,620

Total current assets	991,775	859,780
Property and equipment, net	1,761,274	1,711,003
Long-term restricted investments	3,396	3,400
Deferred financing fees, net	54,135	66,407
Intangible assets, net	2,629,200	2,695,115
Goodwill	1,834,856	1,834,856
Related party long-term assets	30,162	111,767
Other long-term assets	78,288	39,878

Total assets	$7,383,086	$7,322,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$593,174	$543,686
Accrued interest	72,453	74,566
Current portion of deferred revenue	1,201,346	1,083,430
Current portion of deferred credit on executory contracts	271,076	252,831
Current maturities of long-term debt	195,815	13,882
Related party current liabilities	15,845	108,246

Total current liabilities	2,349,709	2,076,641
Deferred revenue	273,973	255,149
Deferred credit on executory contracts	508,012	784,078
Long-term debt	2,695,856	2,799,702
Long-term related party debt	325,907	263,579
Deferred tax liability	914,637	940,182
Related party long-term liabilities	24,517	46,301
Other long-term liabilities	82,839	61,052

Total liabilities	7,175,450	7,226,684

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at December 31, 2010 and 2009:
Series A convertible preferred stock (liquidation preference of $0 at December 31, 2010 and $51,370 at December 31, 2009); no shares issued and outstanding at December 31, 2010 and 24,808,959 shares issued and outstanding at December 31, 2009	—	25
Convertible perpetual preferred stock, series B (liquidation preference of $13 at December 31, 2010 and 2009); 12,500,000 shares issued and outstanding at December 31, 2010 and 2009	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized at December 31, 2010 and 2009; 3,933,195,112 and 3,882,659,087 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,933	3,882
Accumulated other comprehensive loss, net of tax	(5,861)	(6,581)
Additional paid-in capital	10,420,604	10,352,291
Accumulated deficit	(10,211,053)	(10,254,108)

Total stockholders’ equity	207,636	95,522

Total liabilities and stockholders’ equity	$7,383,086	$7,322,206

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Series A		Series B				Accumulated			Total
	Convertible		Convertible				Other	Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Comprehensive	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	(Deficit)

(In thousands, except share and per share data)
Balance at January 1, 2008	—	$—	—	$—	1,471,143,570	$1,471	$—	$3,604,764	$(4,398,972)	$(792,737)
Net loss	—	—	—	—	—	—	—	—	(5,316,910)	(5,316,910)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,040)	—	—	(1,040)
Foreign currency translation adjustment, net of tax of $137	—	—	—	—	—	—	(6,831)	—	—	(6,831)

Total comprehensive loss										(5,324,781)
Common stock issued to XM Satellite Radio Holdings stockholders	—	—	—	—	1,440,858,219	1,441	—	5,459,412	—	5,460,853
Restricted common stock issued to XM Satellite Radio Holdings stockholders	—	—	—	—	29,739,201	30	—	66,598	—	66,628
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	5,091,274	5	—	10,841	—	10,846
Issuance of common stock under share borrow agreements	—	—	—	—	262,399,983	262	—	—	—	262
Series A convertible preferred stock issued to XM Satellite Radio Holdings stockholders	24,808,959	25	—	—	—	—	—	47,070	—	47,095
Compensation in connection with the issuance of stock-based awards	—	—	—	—	—	—	—	83,610	—	83,610
Conversion of XM Satellite Radio Holdings vested stock-based awards	—	—	—	—	—	—	—	94,616	—	94,616
Conversion of XM Satellite Radio Holdings outstanding warrants	—	—	—	—	—	—	—	115,784	—	115,784
Exercise of options	—	—		—	117,442	—	—	208	—	208
Exercise of warrants	—	—	—	—	899,836	1	—	(1)	—	—
Exercise of XM Satellite Radio Holdings outstanding warrants	—	—	—	—	17,173,644	17	—	(17)	—	—
Exchange of 3.5% Convertible Notes due 2008, including accrued interest	—	—	—	—	24,131,155	24	—	33,478	—	33,502
Exchange of 2.5% Convertible Notes due 2009, including accrued interest	—	—	—	—	400,211,513	401	—	208,712	—	209,113
Restricted shares withheld for taxes upon vesting	—	—	—	—	—	—	—	(84)	—	(84)
Adoption of ASU 2009-15 (Refer to Note 3)	—	—	—	—	—	—	—	70,960	—	70,960

Balance at December 31, 2008	24,808,959	$25	—	$—	3,651,765,837	$3,652	$(7,871)	$9,795,951	$(9,715,882)	$75,875
Net loss	—	—	—	—	—	—	—	—	(352,038)	(352,038)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	473	—	—	473
Foreign currency translation adjustment, net of tax of $110	—	—	—	—	—	—	817	—	—	817

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(350,748)
Issuance of preferred stock — related party, net of issuance costs	—	—	12,500,000	13	—	—	—	410,179	(186,188)	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	8,511,009	8	—	2,622	—	2,630
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	—	—	—	59,178,819	59	—	5,859	—	5,918
Share-based payment expense	—	—	—	—	—	—	—	71,388	—	71,388
Returned shares under share borrow agreements	—	—	—	—	(60,000,000)	(60)	—	60	—	—
Issuance of restricted stock units in satisfaction of accrued compensation	—	—	—	—	83,803,422	84	—	31,207	—	31,291
Exchange of 2.5% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	—	35,025	—	35,164

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Series A		Convertible Perpetual				Accumulated			Total
	Convertible		Preferred Stock,				Other	Additional		Stockholders’
	Preferred Stock		Series B		Common Stock		Comprehensive	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	(Deficit)

(In thousands, except share and per share data)

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522

Net income									43,055	43,055

Other comprehensive income:

Unrealized gain on available-for-sale securities	—	—	—	—	—	—	469	—	—	469

Foreign currency translation adjustment, net of tax of $63	—	—	—	—	—	—	251	—	—	251

Total comprehensive income	—	—	—	—	——	—	—	—	—	43,775

Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	6,175,089	6	—	5,265	—	5,271

Share-based payment expense	—	—	—	—	—	—	—	52,229	—	52,229

Exercise of options and vesting of restricted stock units	—	—	—	—	19,551,977	20	—	10,819	—	10,839

Conversion of preferred stock to common stock	(24,808,959)	(25)	—	—	24,808,959	25	—	—	—	—

Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008

(In thousands)
Cash flows from operating activities:
Net income (loss)	$43,055	$(352,038)	$(5,316,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	273,691	309,450	203,752
Impairment of goodwill	—	—	4,766,190
Non-cash interest expense, net of amortization of premium	42,841	43,066	(2,689)
Provision for doubtful accounts	32,379	30,602	21,589
Restructuring, impairments and related costs	66,731	26,964	—
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(1,156)
Loss on extinguishment of debt and credit facilities, net	120,120	267,646	98,203
Loss on investments, net	11,722	13,664	28,999
Loss on disposal of assets	1,017	—	4,879
Share-based payment expense	60,437	73,981	87,405
Deferred income taxes	2,308	5,981	2,476
Other non-cash purchase price adjustments	(250,727)	(202,054)	(68,330)
Other	—	—	1,643
Changes in operating assets and liabilities:
Accounts receivable	(39,236)	(42,158)	(32,121)
Receivables from distributors	(11,023)	(2,788)	14,401
Inventory	(5,725)	8,269	8,291
Related party assets	(9,803)	15,305	(22,249)
Prepaid expenses and other current assets	75,374	10,027	(19,953)
Other long-term assets	17,671	86,674	(5,490)
Accounts payable and accrued expenses	5,420	(46,645)	(83,037)
Accrued interest	(884)	2,429	23,081
Deferred revenue	133,444	93,578	79,090
Related party liabilities	(53,413)	50,172	28,890
Other long-term liabilities	272	44,481	30,249

Net cash provided by (used in) operating activities	512,895	433,830	(152,797)

Cash flows from investing activities:
Additions to property and equipment	(311,868)	(248,511)	(130,551)
Sales of property and equipment	—	—	105
Purchases of restricted and other investments	—	—	(3,000)
Acquisition of acquired entity cash	—	—	819,521
Merger related costs	—	—	(23,519)
Sale of restricted and other investments	9,454	—	65,869

Net cash (used in) provided by investing activities	(302,414)	(248,511)	728,425

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	10,839	—	471
Preferred stock issuance, net of costs	—	(3,712)	—
Long-term borrowings, net of costs	1,274,707	582,612	531,743
Related party long-term borrowings, net of costs	196,118	362,593	—
Payment of premiums on redemption of debt	(84,326)	(17,075)	(18,693)
Payments to noncontrolling interest	—	—	(61,880)
Repayment of long-term borrowings	(1,262,396)	(755,447)	(1,085,643)
Repayment of related party long-term borrowings	(142,221)	(351,247)	—

Net cash used in financing activities	(7,279)	(182,276)	(634,002)

Net increase (decrease) in cash and cash equivalents	203,202	3,043	(58,374)
Cash and cash equivalents at beginning of period	383,489	380,446	438,820

Cash and cash equivalents at end of period	$586,691	$383,489	$380,446

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  — (Continued)

	For the Years Ended December 31,
	2010	2009	2008

(In thousands)
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$241,160	$257,328	$137,542
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	—	31,291	8,729
Common stock issued in exchange of 3.5% Convertible Notes due
2008, including accrued interest	—	—	33,502
Common stock issued in exchange of 2.5% Convertible Notes due
2009, including accrued interest	—	18,000	209,113
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	5,918	—
Preferred stock issued to Liberty Media	—	227,716	—
Release of restricted investments	—	137,850	—
Equity issued in the acquisition of XM	—	—	5,784,976
In-orbit satellite performance incentives	21,450	14,905	—
Sale-leaseback of equipment	5,305	—	—
Conversion of Series A preferred stock to common stock	25	—	—

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)

(1)	Business

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for Apple, Blackberry and Android-powered mobile devices.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our weather, traffic, data and Backseat TV services.

Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our websites. We have agreements with every major automaker to offer satellite radios as factory or dealer-installed equipment in their vehicles. Satellite radios are also offered to customers of rental car companies.

(2)	Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our consolidated financial statements as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 have been made.

Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 with the results and balances of XM Holdings included as of July 31, 2008. We accounted for the Merger as an acquisition of XM Holdings under the purchase method of accounting for business combinations. The acquisition cost approximated $5,836,363, including transaction costs, and was allocated to the underlying net assets acquired, based on the respective estimated fair values. This allocation included intangible assets, such as FCC licenses, customer relationships, license agreements and trademarks. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Because the Merger was consummated on July 28, 2008, the accompanying financial statements and notes for periods prior to that date reflect only the financial results of Sirius Satellite Radio Inc., as predecessor to Sirius XM Radio Inc., and are therefore not comparable to our financial results for 2010, 2009 and the fourth quarter of 2008.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2010 and have determined no events have occurred that would require adjustment to our consolidated financial statements. For a discussion of subsequent events refer to Note 16.

Reclassifications

Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Summary of Significant Accounting Policies

Use of Estimates

In presenting consolidated financial statements, management makes estimates and assumptions that affect the reported amounts and accompanying notes. Additionally, estimates were used when recording the fair values of assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010 on a retrospective basis, as required, for all arrangements outstanding as of that date. The following table reflects the retrospective adoption of ASU 2009-15 on our December 31, 2009 consolidated balance sheet:

	As Originally	Retrospective	As Currently
	Reported	Adjustments	Reported

Balance Sheet Line Item:
Deferred financing fees, net	$8,902	$57,505	$66,407
Related party long-term assets, net of current portion	110,594	1,173	111,767
Long-term debt, net of current portion	2,799,127	575	2,799,702
Long-term related party debt, net of current portion	263,566	13	263,579
Additional paid-in capital	10,281,331	70,960	10,352,291
Accumulated deficit	(10,241,238)	(12,870)	(10,254,108)

The following table reflects the adoption of ASU 2009-15 on our statement of operations for the years ended December 31, 2009 and 2008:

	For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008
	As Originally	Retrospective	As Currently	As Originally	Retrospective	As Currently
	Reported	Adjustments	Reported	Reported	Adjustments	Reported

Statement of Operations Line Item:
Interest expense, net of amounts capitalized	$(306,420)	$(9,248)	$(315,668)	$(144,833)	$(3,622)	$(148,455)
Net loss attributable to common stockholders	(528,978)	(9,248)	(538,226)	(5,313,288)	(3,622)	(5,316,910)

For the year ended December 31, 2010, we recorded $10,095, in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of December 31, 2010, the unamortized balance of the debt issuance costs was $51,243, with $50,218 recorded in deferred financing fees, net,

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1,025 recorded in long-term related party assets. As of December 31, 2010 and 2009, the estimated fair value of the remaining 202,400,000 loaned shares was approximately $329,912 and $121,440, respectively.

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

Activation fees are recognized ratably over the estimated term of a subscriber relationship, estimated to be approximately 3.5 years during 2010. The estimated term of a subscriber relationship is based on historical experience.

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

Equipment revenue and royalties from the sale of satellite radios, components and accessories are recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.

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

Programming Costs

Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Advertising Costs

Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds consist of fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed when aired and production costs are expensed as incurred. During the years ended December 31, 2010, 2009 and 2008, we recorded advertising costs of $110,050, $128,784 and $109,253, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award. Share-based compensation expense is recognized ratably over the requisite service period, which is generally the vesting period, net of forfeitures. We measure non-vested stock awards using the fair market value of restricted shares of common stock on the day the award is granted.

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

We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. The product warranty period on our products is 90 days from the purchase date for repair or replacement of components and/or products that contain defects of material or workmanship. We record a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2010, 2009 and 2008, we recorded research and development costs of $40,043, $38,852 and $41,362, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.

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

ASC 740, Income Taxes, requires a company to first determine whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense, net of amounts capitalized, in our consolidated statement of operations.

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of operations.

Earnings per Share (“EPS”)

Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised or converted into common stock, calculated using the treasury stock method. For the year ended December 31, 2010, common stock equivalents of approximately 689,922,000 were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. Due to the net loss for the years ended December 31, 2009 and 2008, common stock equivalents of approximately 3,381,905,000 and 787,000,000, respectively, were excluded from the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

	Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Net income (loss)	$43,055	$(352,038)	$(5,316,910)
Preferred stock beneficial conversion feature	—	(186,188)	—

Net income (loss) per common share:	$43,055	$(538,226)	$(5,316,910)

Average common shares outstanding-basic	3,693,259	3,585,864	2,169,489
Dilutive effect of equity awards	2,697,812	—	—

Average common shares outstanding-diluted	6,391,071	3,585,864	2,169,489

Net income (loss) per common share
Basic	$0.01	$(0.15)	$(2.45)

Diluted	$0.01	$(0.15)	$(2.45)

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

Accounts receivable, net, consists of the following:

	December 31,	December 31,
	2010	2009

Gross accounts receivable	$131,880	$122,247
Allowance for doubtful accounts	(10,222)	(8,667)

Total accounts receivable, net	$121,658	$113,580

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	December 31,	December 31,
	2010	2009

Billed	$30,456	$25,207
Unbilled	37,120	23,531

Total	$67,576	$48,738

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our consolidated statements of operations. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our consolidated statements of operations.

Inventory, net, consists of the following:

	December 31,	December 31,
	2010	2009

Raw materials	$18,181	$17,370
Finished goods	24,492	19,704
Allowance for obsolescence	(20,755)	(20,881)

Total inventory, net	$21,918	$16,193

Investments

Marketable Securities — Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. Our investment policy objectives are the preservation of capital, maintenance of liquidity to meet operating requirements and yield maximization. Marketable securities are classified as available-for-sale securities and carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in Accumulated other comprehensive loss, net of tax, as a separate component of Stockholders’ equity (deficit). Realized gains and losses, dividends and interest income, including amortization of the premium or discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive loss into earnings.

We received proceeds from the sale or maturity of marketable securities of $9,456, $0 and $5,469 for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded $425 of realized gains on marketable securities for the year ended December 31, 2010 and $473 of net unrealized gains on marketable securities for the year ended December 31, 2009.

Restricted Investments — Restricted investments consist of letters of credit, certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal. We received proceeds from the release of restricted investments of $60,400 for the year ended December 31, 2008.

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

Property and Equipment

Property and equipment, including satellites, are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 - 15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 17.5 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use independent appraisals to assist in determining the fair value of our FCC licenses. The income approach, which is commonly called the “Jefferson Pilot Method” or the “Greenfield Method”, has been consistently used to estimate the fair value. This method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and intangible assets and goodwill). It is based upon modeling a hypothetical “Greenfield” build-up to a normalized enterprise that, by design, lacks inherent goodwill and has essentially purchased (or added) all other assets as part of the build-up process. The methodology assumes that, rather than acquiring such an operation as a going concern, the buyer would hypothetically obtain a license at nominal cost and build a new operation with similar attributes from inception. The significant assumption was that the hypothetical start up entity would begin its network build out phase at the impairment testing date and revenues and variable costs would not be generated until the satellite network was operational, approximately five years from inception.

Other intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of December 31, 2010 and 2009, the carrying value of our debt was $3,217,578 and $3,077,163, respectively; and the fair value approximated $3,722,905 and $3,195,375, respectively.

(4)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. At October 1, 2010 and December 31, 2010, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill (“ASC 350-20”). As a result, there were no changes in the carrying value of our goodwill during the years ended December 31, 2010 and 2009. During 2008, we recorded goodwill in the amount of $6,601,046 and we recorded an impairment charge of $4,766,190.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Intangible Assets

Intangible assets consisted of the following:

		December 31, 2010			December 31, 2009
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(144,325)	235,675	380,000	(91,186)	288,814
Licensing agreements	9.1 years	75,000	(23,721)	51,279	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(9,566)	6,986	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(483)	1,517	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(43)	89	132	(25)	107

Total intangible assets		$2,807,338	$(178,138)	$2,629,200	$2,807,338	$(112,223)	$2,695,115

Indefinite Life Intangible Assets

We have identified our FCC licenses and the XM trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC License	Expiration Year

SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 ground spare satellite	2017
SIRIUS FM-5 satellite	2017
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2010, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. At October 1, 2010 and December 31, 2010, the fair value of our indefinite intangible assets substantially exceeded its carrying value and therefore was not at risk of impairment.

Definite Life Intangible Assets

Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for definite life intangible assets was $65,915, $76,587 and $35,789 for the years ended December 31, 2010, 2009 and 2008, respectively. Expected amortization expense for each of the fiscal years through December 31, 2015 and for periods thereafter is as follows:

Year Ending December 31,	Amount

2011	$58,850
2012	53,420
2013	47,097
2014	38,619
2015	37,293
Thereafter	60,267

Total definite life intangibles assets, net	$295,546

(6)	Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.

Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2010	2009	2008

Subscription fees	$2,398,790	$2,266,809	$1,529,726
Activation fees	16,028	21,837	23,025
Effect of rebates	(644)	(1,143)	(3,832)

Total subscriber revenue	$2,414,174	$2,287,503	$1,548,919

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites and related launch vehicles for our FM-6 and XM-5 satellites. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2010	2009	2008

Interest costs charged to expense	$295,643	$315,668	$148,455
Interest costs capitalized	63,880	61,201	20,872

Total interest costs incurred	$359,523	$376,869	$169,327

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $42,841, $43,066 and $(2,689) for the years ended December 31, 2010, 2009 and 2008, respectively.

(8)	Property and Equipment

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2010	2009

Satellite system	$1,943,537	$1,680,732
Terrestrial repeater network	109,582	108,841
Leasehold improvements	43,567	43,480
Broadcast studio equipment	51,985	49,965
Capitalized software and hardware	163,689	146,035
Satellite telemetry, tracking and control facilities	57,665	55,965
Furniture, fixtures, equipment and other	63,265	57,536
Land	38,411	38,411
Building	56,685	56,424
Construction in progress	297,771	430,543

Total property and equipment	2,826,157	2,667,932
Accumulated depreciation and amortization	(1,064,883)	(956,929)

Property and equipment, net	$1,761,274	$1,711,003

Construction in progress consists of the following:

	December 31,	December 31,
	2010	2009

Satellite system	$262,744	$398,425
Terrestrial repeater network	19,239	19,396
Other	15,788	12,722

Construction in progress	$297,771	$430,543

Depreciation and amortization expense on property and equipment was $207,367, $232,863 and $167,963 for the years ended December 31, 2010, 2009 and 2008, respectively. We retired property and equipment, which included our SIRIUS FM-4 satellite, with a cost basis of $155,000 during the year ended December 31, 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Satellites

We own four orbiting satellites and one spare satellite, FM-4, for use in the SIRIUS system. These satellites are of the Loral FS-1300 model series. Space Systems/Loral is constructing a sixth satellite for use in this system. We have an agreement with International Launch Services to launch this satellite on a Proton rocket.

During the fourth quarter of 2010, we recorded an other than temporary impairment charge of $56,100 to Restructuring, impairments, and related costs in the statement of operations for FM-4, a ground spare satellite held in storage since 2002. We determined that the probability of launching FM-4 is remote due to the launch of XM-5 in the fourth quarter of 2010 and our business plan.

We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.

During the year ended December 31, 2010, we capitalized interest of $63,880 and expenditures of $184,727 related to the construction of our satellites and related launch vehicles for FM-6 and XM-5.

(9)	Related Party Transactions

We had the following related party transaction balances at December 31, 2010 and 2009:

	Related party		Related Party		Related Party		Related Party		Related Party
	Current Assets		Long-Term Assets		Current Liabilities		Long-Term Liabilities		Long-Term Debt
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Liberty Media	$—	$—	$1,571	$1,974	$9,765	$8,523	$—	$—	$325,907	$263,579
SIRIUS Canada	5,613	2,327	—	—	1,805	—	—	—	—	—
XM Canada	1,106	1,011	28,591	24,429	4,275	2,775	24,517	28,793	—	—
General Motors	—	99,995	—	85,364	—	93,107	—	17,508	—	—
American Honda	—	2,914	—	—	—	3,841	—	—	—	—

Total	$6,719	$106,247	$30,162	$111,767	$15,845	$108,246	$24,517	$46,301	$325,907	$263,579

Neither General Motors nor American Honda is considered a related party following May 27, 2010, the date on which the individuals nominated by General Motors and American Honda, respectively, ceased to be members of our board of directors.

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

The Series B Preferred Stock is convertible into 2,586,976,000 shares of common stock. Liberty Media has agreed not to acquire more than 49.9% of our outstanding common stock prior to March 2012, except that Liberty Media may acquire more than 49.9% of our outstanding common stock at any time after March 2011 pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Media or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions during the three year period ending in March 2012.

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

Liberty Media has advised us that as of December 31, 2010 and 2009, respectively, it owned the following:

	December 31,	December 31,
	2010	2009

9.625% Senior Notes due 2013	$—	$55,221
8.75% Senior Notes due 2015	150,000	—
9.75% Senior Secured Notes due 2015	50,000	50,000
11.25% Senior Secured Notes due 2013	—	87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	—

Total principal debt	337,000	279,221
Less: discounts	11,093	15,642

Total carrying value debt	$325,907	$263,579

In October 2010, Liberty Media tendered its $87,000 of the 11.25% Senior Secured Notes due 2013 and purchased $50,000 of the 7.625% Senior Notes due 2018 at issuance.

As of December 31, 2010 and 2009, we recorded $9,765 and $8,523, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $40,169 and $79,640 for the years ended December 31, 2010 and 2009, respectively.

SIRIUS Canada

In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, SIRIUS is reimbursed for certain costs incurred to provide SIRIUS Canada service, including certain costs incurred

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, we have the right to receive a royalty equal to a percentage of SIRIUS Canada’s gross revenues based on subscriber levels (ranging between 5% to 15%) and the number of Canadian-specific channels made available to SIRIUS Canada. Our investment in SIRIUS Canada is primarily non-voting shares which carry an 8% cumulative dividend.

We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our consolidated statements of operations:

	For the Years Ended December 31,
	2010	2009	2008

Royalty income	$10,684	$5,797	$1,309
Dividend income	926	839	199

Total revenue from SIRIUS Canada	$11,610	$6,636	$1,508

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by SIRIUS Canada during the years ended December 31, 2010 and 2009. Total costs that have been or will be reimbursed by SIRIUS Canada for the years ended December 31, 2010, 2009 and 2008 were $12,185, $11,031 and $14,973, respectively.

XM Canada

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five years. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the expected term of the agreements. As of December 31, 2010 and 2009, the carrying value of deferred revenue related to XM Canada was $28,792 and $31,568, respectively.

We have extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to us. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of December 31, 2010 and 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in Related party long-term assets were $21,390, net of a $9,607 valuation allowance, and $18,429, respectively. The December 31, 2010 valuation allowance of $9,607 related to the absorption of our share of the net loss from our investment in XM Canada shares.

As of December 31, 2010 and 2009, amounts due from XM Canada also included $7,201 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of operations:

	For the Years Ended December 31,
	2010	2009	2008

Amortization of XM Canada deferred income	$2,776	$2,776	$1,156
Subscriber and activation fee royalties	10,313	11,603	97
Licensing fee revenue	4,500	6,000	2,500
Advertising reimbursements	1,083	1,067	366

Total revenue from XM Canada	$18,672	$21,446	$4,119

General Motors and American Honda

We have a long-term distribution agreement with General Motors Company (“GM”). GM had a representative on our board of directors and was considered a related party through May 27, 2010. During the term of the agreement, GM has agreed to distribute the XM service. We subsidize a portion of the cost of satellite radios and makes incentive payments to GM when the owners of GM vehicles with factory- or dealer-installed satellite radios become self-paying subscribers. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed satellite radios. As part of the agreement, GM provides certain call-center related services directly to subscribers who are also GM customers for which we reimburse GM.

We make bandwidth available to OnStar Corporation for audio and data transmissions to owners of enabled GM vehicles, regardless of whether the owner is a subscriber. OnStar’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar’s services.

We have a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. We have an agreement to make a certain amount of its bandwidth available to American Honda. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed satellite radios.

As of May 27, 2010, the following aggregate assets and liabilities related to GM and American Honda were reclassified from related party to non-related party:

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Years Ended December 31,
	2010*	2009	2008

GM	$12,759	$31,037	$16,803
American Honda	4,990	12,254	7,504

Total	$17,749	$43,291	$24,307

*	GM and American Honda were considered related parties through May 27, 2010.

We have incurred the following related party expenses with GM and American Honda:

	For the Years Ended December 31,
	2010*		2009		2008
		American		American		American
	GM	Honda	GM	Honda	GM	Honda

Sales and marketing	$13,374	$—	$31,595	$500	$16,115	$815
Revenue share and royalties	15,823	3,167	58,992	6,541	36,305	2,051
Subscriber acquisition costs	17,514	1,969	34,895	5,397	30,975	3,433
Customer service and billing	125	—	268	—	119	—
Interest expense, net of amounts capitalized	1,421	—	4,644	—	51	—

Total	$48,257	$5,136	$130,394	$12,438	$83,565	$6,299

*	GM and American Honda were considered related parties through May 27, 2010.

(10)	Investments

Our investments consist of the following:

	December 31,	December 31,
	2010	2009

Investment in SIRIUS Canada	$—	$—
Investment in XM Canada	—	2,390
Investment in XM Canada debentures	3,313	2,970
Auction rate certificates	—	8,556
Restricted investments	3,396	3,400

Total investments	$6,709	$17,316

Canadian Entities

Our investments in SIRIUS Canada and XM Canada (the “Canadian Entities”) are recorded using the equity method since we have a significant influence, but do not control the Canadian Entities. Under this method, our investments in the Canadian Entities, originally recorded at cost, are adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund the Canadian Entities. We have a 49.9% economic interest in SIRIUS Canada and a 21.54% economic interest in XM Canada.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our share of net earnings or losses of the Canadian Entities is recorded to Interest and investment income (loss) in our consolidated statements of operations. As it relates to XM Canada, this is done on a one month lag. We evaluate the Canadian Entities periodically and record an impairment charge to Interest and investment income (loss) in our consolidated statements of operations if we determine that decreases in fair value are considered to be other-than temporary. In addition, any payments received from the Canadian Entities in excess of the carrying value of our investments in, advances to and commitments to such entity is recorded to Interest and investment income (loss) in our consolidated statements of operations.

We recorded the following related party amounts to Interest and investment income (loss):

	For the Years Ended December 31,
	2010	2009	2008

Share of SIRIUS Canada net loss	$(10,257)	$(6,636)	$(4,745)
Payments received from SIRIUS Canada in excess of carrying value	10,281	13,738	—
Release of liability with SIRIUS Canada	—	1,351	—
Share of XM Canada net loss	(12,147)	(2,292)	(9,309)
Impairment of XM Canada	—	(4,734)	(16,453)
Realized gain on sale of auction rate certificates	425	—	—
Other	—	504	—

Total	$(11,698)	$1,931	$(30,507)

In addition, during the years ended December 31, 2010 and 2009, we recorded $149 and $543, respectively, of a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.

We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of December 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,302 and $11, respectively. As of December 31, 2009, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the year ended December 31, 2010.

Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of December 31, 2010 and 2009, Long-term restricted investments were $3,396 and $3,400, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Debt

Our debt consists of the following:

	Conversion
	Price	December 31,	December 31,
	(per Share)	2010	2009

3.25% Convertible Notes due 2011(a)	$5.30	$191,979	$230,000
Less: discount		(515)	(1,371)
Senior Secured Term Loan due 2012(b)	N/A	—	244,375
9.625% Senior Notes due 2013(c)	N/A	—	500,000
Less: discount		—	(3,341)
8.75% Senior Notes due 2015(d)	N/A	800,000	—
Less: discount		(12,213)	—
9.75% Senior Secured Notes due 2015(e)	N/A	257,000	257,000
Less: discount		(10,116)	(11,695)
10% Senior PIK Secured Notes due 2011(f)	N/A	—	113,685
Less: discount		—	(7,325)
11.25% Senior Secured Notes due 2013(g)	N/A	36,685	525,750
Less: discount		(1,705)	(32,259)
13% Senior Notes due 2013(h)	N/A	778,500	778,500
Less: discount		(59,592)	(76,601)
9.75% Senior Notes due 2014(i)	N/A	—	5,260
7% Exchangeable Senior Subordinated Notes due 2014(j)	$1.875	550,000	550,000
Less: discount		(7,620)	(9,119)
7.625% Senior Notes due 2018(k)	N/A	700,000	—
Less: discount		(12,054)	—
Other debt:
Capital leases	N/A	7,229	14,304

Total debt		3,217,578	3,077,163
Less: total current maturities non-related party		195,815	13,882

Total long-term		3,021,763	3,063,281
Less: related party		325,907	263,579

Total long-term, excluding related party		$2,695,856	$2,799,702

(a)	3.25% Convertible Notes due 2011

In October 2004, we issued $230,000 in aggregate principal amount of 3.25% Convertible Notes due October 15, 2011 (the “3.25% Notes”), which are convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock, subject to certain adjustments. Interest is payable semi-annually on April 15 and October 15 of each year. The obligations under the 3.25% Notes are not secured by any of our assets. In December 2010, we purchased $38,021 of the outstanding 3.25% Notes at a price of 100.25% of the principal amount plus accrued interest. We recorded an aggregate loss on extinguishment of the 3.25% Notes of $209,

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting primarily of unamortized discount, deferred financing fees and repayment of premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statement of operations.

In February 2011, we purchased $94,148 of the outstanding 3.25% Notes at a price of 100.75%-100.94% of the principal amount plus accrued interest. We will recognize an aggregate loss on extinguishment of $1,079 on the 3.25% Notes, which consists primarily of unamortized discount and deferred financing fees in the first quarter of 2011.

(b)	Senior Secured Term Loan due 2012

In June 2007, we entered into a term credit agreement with a syndicate of financial institutions. The term credit agreement provided for a senior secured term loan (the “Senior Secured Term Loan”) of $250,000, which was fully drawn. On March 16, 2010, we used net proceeds of $244,714 from the sale of our 8.75% Senior Notes due 2015 to repay the Senior Secured Term Loan, including accrued and unpaid interest of $339. We recorded an aggregate loss on extinguishment on the Senior Secured Term Loan of $2,450, consisting of deferred financing fees to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.

(c)	9.625% Senior Notes due 2013

In August 2005, we issued $500,000 in aggregate principal amount of 9.625% Senior Notes due 2013 (the “9.625% Notes”). In April 2010, we used net proceeds of $534,091 from the issuance of our 8.75% Senior Notes due 2015 to redeem the 9.625% Notes, including accrued and unpaid interest of $10,026 and a repayment premium of $24,065. We recorded an aggregate loss on extinguishment on the 9.625% Notes of $27,705, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.

(d)	8.75% Senior Notes due 2015

In March 2010, we issued $800,000 aggregate principal amount of 8.75% Senior Notes due 2015 (the “8.75% Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year at a rate of 8.75% per annum. The 8.75% Notes mature on April 1, 2015. The 8.75% Notes were issued for $786,000, resulting in an aggregate original issuance discount of $14,000. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 8.75% Notes on a senior unsecured basis.

(e)	9.75% Senior Secured Notes due 2015

In August 2009, we issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due September 1, 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year at a rate of 9.75% per annum. The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 9.75% Notes. The 9.75% Notes and related guarantees are secured by first-priority liens on substantially all of our assets and the assets of the guarantors. In connection with the merger of XM Satellite Radio Inc. into us, we entered into a new collateral agreement relating to the 9.75% Notes which secures the 9.75% Notes with a lien on substantially all of our and the guarantors’ assets.

(f)	10% Senior PIK Secured Notes due 2011

On December 31, 2009, XM had outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). On June 1, 2010, XM redeemed all outstanding PIK Notes at a price of 100% plus accrued interest. We recognized an aggregate loss on extinguishment of the PIK Notes of $4,138, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	11.25% Senior Secured Notes due 2013

In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352.

In October 2010, XM purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes, including the consent payments and accrued and unpaid interest, was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statement of operations. The purchases were made pursuant to a tender offer for the 11.25% Notes. Concurrent with the tender offer for the 11.25% Notes, XM solicited consents to amend the 11.25% Notes and the related indenture and security documents to eliminate most of the restrictive covenants and certain events of default applicable to the 11.25% Notes and to release the security for, and guarantees of, the 11.25% Notes.

The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,891 will be recorded in the first quarter of 2011.

(h)	13% Senior Notes due 2013

In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes mature on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guarantee the obligations under the 13% Notes.

(i)	9.75% Senior Notes due 2014

On December 31, 2009, XM had outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “XM 9.75% Notes”). In August 2010, XM redeemed all of the outstanding XM 9.75% Notes plus accrued interest of $150 for $5,666. We recorded a loss on extinguishment on the XM 9.75% Notes of $256 due to the cash redemption premium paid, as a Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.

(j)	7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries have guaranteed the Exchangeable Notes on a senior subordinated basis.

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

(k)	7.625% Senior Notes due 2018

In October 2010, XM issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011, at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$489,065 aggregate principal amount of the 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Senior Notes.

Expired Credit Arrangements

LM Term Loan and LM Purchase Money Loan

In February 2009, SIRIUS entered into a Credit Agreement (the “LM Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The LM Credit Agreement provided for a $250,000 term loan (“LM Term Loan”) and $30,000 of purchase money loans (“LM Purchase Money Loan”). Concurrently with entering into the LM Credit Agreement, SIRIUS borrowed $250,000 under the LM Term Loan. The proceeds of the LM Term Loan were used (i) to repay at maturity our outstanding 2.5% Convertible Notes due February 17, 2009 and (ii) for general corporate purposes, including related transaction costs.

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

Covenants and Restrictions

Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless our consolidated leverage ratio would be no greater than 6.00 to 1.00 after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayments of certain debt, in each case subject to exceptions. We operated XM as an unrestricted subsidiary for purposes of compliance with the covenants contained in our debt instruments through January 12, 2011.

Under our debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.

At December 31, 2010, we were in compliance with our debt covenants.

(12)	Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2010 and 2009. There were 3,933,195,112 and 3,882,659,087 shares of common stock issued and outstanding as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, approximately 3,361,345,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of December 31, 2010 and 2009, there were 202,400,000 shares loaned under the facilities.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized share-based payment expense associated with these shares of $5,852 in the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, there was a $1,568 remaining balance of common stock value included in other current assets. As of December 31, 2009, there was a $7,420 remaining balance of common stock value included in other current assets and other long-term assets in the amount of $5,852 and $1,568, respectively.

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2010 and 2009.

There were zero and 24,808,959 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of December 31, 2010 and 2009, respectively. In September 2010, the holder of the Series A Preferred Stock converted the 24,808,959 outstanding shares into an equal number of shares of our common stock.

There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), issued and outstanding as of December 31, 2010 and 2009. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which each such Series B Preferred Stock share is convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock. In 2009, we accounted for the issuance of Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital for the amount of allocated proceeds received and an additional $186,188 increase to paid-in capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.

There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of December 31, 2010 and 2009. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of December 31, 2010, approximately 42,421,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $2.66 per share were outstanding and fully vested. Warrants vest over time or upon the achievement of milestones and expire at various times through 2015. We incurred warrant related expense of $0, $2,522 and $1,865 for the years ended December 31, 2010, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average		Number of Warrants Outstanding
	Exercise	Expiration	December 31,
	Price	Date	2010	2009
(Warrants in thousands)

NFL	$2.50	March 2015	16,718	16,718
DaimlerChrysler AG	1.04	May 2012	16,500	16,500
RadioShack	—	December 2010	—	4,000
Ford	3.00	October 2012	4,000	4,000
Lehman Warrants	15.00	March 2011 - April 2011	1,575	2,100
Warrants associated with XM Holdings Debt	—	March 2010	—	325
Space Systems/Loral	7.05	December 2011	1,840	1,840
Other distributors and programming providers	3.00	June 2014	1,788	1,788

Total	$2.66		42,421	47,271

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

We recognized share-based payment expense of $54,585, $65,607 and $79,668 for the years ended December 31, 2010, 2009 and 2008, respectively. We did not realize any income tax benefits from share-based benefits plans during the year ended December 31, 2010, 2009 and 2008 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2010, approximately 268,255,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans

We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Talent Option Plan. No further awards may be made under these plans. Outstanding awards under these plans are being continued.

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.7%	2.5%	2.3%
Expected life of options — years	5.28	4.68	4.89
Expected stock price volatility	85%	88%	80%
Expected dividend yield	0%	0%	0%

The following table summarizes the range of assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors:

	For the Years Ended December 31,
	2009	2008

Risk-free interest rate	0.67-2.69%	0.37-3.34%
Expected life — years	2.33-6.19	1.25-4.08
Expected stock price volatility	83-130%	80%
Expected dividend yield	0%	0%

There were no options granted to third parties, other than non-employee members of our board of directors, during the year ended December 31, 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under our share-based payment plans for the years ended December 31, 2010, 2009 and 2008 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2008	79,600	$5.38
Options exchanged for outstanding XM Holdings options	67,711	$4.09
Granted	24,358	$2.12
Exercised	(117)	$1.74
Forfeited, cancelled or expired	(6,116)	$4.09

Outstanding, December 31, 2008	165,436	$4.42
Granted	265,761	$0.53
Exercised	—	$—
Forfeited, cancelled or expired	(66,405)	$5.21

Outstanding, December 31, 2009	364,792	$1.44
Granted	71,179	$0.97
Exercised	(19,360)	$0.56
Forfeited, cancelled or expired	(14,741)	$3.58

Outstanding, December 31, 2010	401,870	$1.32	6.45	$327,294

Exercisable, December 31, 2010	123,479	$2.68	4.52	$59,739

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $0.67, $0.36 and $1.27, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $13,261, $0 and $127.

We recognized share-based payment expense associated with stock options of $44,833, $46,080 and $49,148 for the years ended December 31, 2010, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the years ended December 31, 2010, 2009 and 2008 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, January 1, 2008	3,623	$3.70
Shares exchanged for non-vested XM holdings shares	33,339	$2.93
Granted	3,208	$2.87
Vested restricted stock awards	(15,342)	$2.97
Vested restricted stock units	(2,793)	$3.55
Forfeited	(2,104)	$2.90

Nonvested, December 31, 2008	19,931	$2.84
Granted	84,851	$0.37
Vested restricted stock awards	(8,476)	$2.98
Vested restricted stock units	(87,036)	$0.46
Forfeited	(2,351)	$1.92

Nonvested, December 31, 2009	6,919	$2.65
Granted	—	$—
Vested restricted stock awards	(4,039)	$2.85
Vested restricted stock units	(192)	$2.92
Forfeited	(291)	$2.72

Nonvested, December 31, 2010	2,397	$2.57

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $0, $0.37 and $2.87; no restricted stock units were granted during 2010. The total intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2010, 2009 and 2008 was $3,927, $45,827 and $21,451, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $7,397, $16,632 and $21,813 for the years ended December 31, 2010, 2009 and 2008, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at December 31, 2010 and 2009, net of estimated forfeitures, was $108,170 and $114,068, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of December 31, 2010.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Legacy XM Plan participants are fully vested for all current and future employer contributions. Share-based payment expense resulting from the matching contribution to the plans was $2,356, $2,895 and $2,735 for the years ended December 31, 2010, 2009 and 2008, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $0, $0 and $6,610 for the years ended December 31, 2010, 2009 and 2008, respectively.

(14)	Income Taxes

Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2010	2009	2008

Current taxes:
Federal	$—	$—	$—
State	942	—	—
Foreign	1,370	1,622	—

Total current taxes	2,312	1,622	—

Deferred taxes:
Federal	4,163	3,962	2,674
State	(1,855)	397	(198)

Total deferred taxes	2,308	4,359	2,476

Total income tax expense	$4,620	$5,981	$2,476

The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	For the Years Ended
	December 31,
	2010	2009	2008

Federal tax expense (benefit), at statutory rate	$16,678	$(117,883)	$(1,858,784)
State income tax expense (benefit), net of federal benefit	1,620	(11,788)	(185,879)
State rate changes	(2,252)	—	17,307
Non-deductible expenses	4,130	1,849	1,930,650
Other, net	6,193	(4,945)	(477)
Change in valuation allowance	(21,749)	138,748	99,659

Income tax expense	$4,620	$5,981	$2,476

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$3,091,869	$3,086,067
GM payments and liabilities	308,776	311,235
Deferred revenue	346,221	226,763
Severance accrual	266	1,821
Accrued bonus	16,599	16,130
Expensed costs capitalized for tax	44,149	59,999
Loan financing costs	1,568	17,288
Investments	62,742	61,643
Stock based compensation	118,507	155,754
Other	53,260	49,538

Total deferred tax assets	4,043,957	3,986,238
Deferred tax liabilities:
Depreciation of property and equipment	(379,180)	(126,240)
FCC license	(773,850)	(771,407)
Other intangible assets	(209,489)	(251,360)
Other	—	(89,441)

Net deferred tax liabilities	(1,362,519)	(1,238,448)
Net deferred tax assets before valuation allowance	2,681,438	2,747,790
Valuation allowance	(3,551,288)	(3,615,332)

Net deferred tax liability	$(869,850)	$(867,542)

The difference in the net deferred tax liability of $869,850 and $867,542 at December 31, 2010 and 2009, respectively, is primarily the result of the amortization of the FCC license which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under GAAP since it relates to indefinite-lived assets and is not anticipated to reverse in the same period.

At December 31, 2010, we had net operating loss (“NOL”) carryforwards of approximately $8,052,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2014. We have had several ownership changes under Section 382 of the Internal Revenue Code, which may limit our ability to utilize tax deductions.

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

As of December 31, 2010 and 2009, we recorded $942 and $0, respectively, for uncertain state tax positions in other long term liabilities. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2010 will significantly increase or decrease during the twelve-month period ending

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in the statement of operations as part of the income tax provision.

The impact of temporary differences and tax attributes are considered when calculating interest and penalty accruals associated with the tax reserve. The amount accrued for interest and penalties as of December 31, 2010 and December 31, 2009 was zero for both periods. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

(15)	Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt obligations(1)	$196,332	$1,558	$816,321	$550,182	$1,057,000	$700,000	$3,321,393
Cash interest payments	299,518	292,463	290,271	186,935	113,433	160,125	1,342,745
Satellite and transmission	120,444	5,481	5,963	14,455	13,997	21,195	181,535
Programming and content	255,463	218,662	174,596	151,581	145,231	3,750	949,283
Marketing and distribution	44,657	20,155	12,956	8,590	7,000	8,000	101,358
Satellite incentive payments	9,767	12,071	12,790	12,632	12,165	86,123	145,548
Operating lease obligations	32,279	28,090	24,256	18,383	10,364	3,101	116,473
Other	30,527	9,679	298	2	—	—	40,506

Total(2)	$988,987	$588,159	$1,337,451	$942,760	$1,359,190	$982,294	$6,198,841

(1)	Includes capital lease obligations.

(2)	The table does not include our reserve for uncertain taxes, which at December 31, 2010 totaled $942, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

Long-term debt obligations.  Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above in 2013 is $36,685 of the 11.25% Notes, which were repurchased in full in January 2011, for an aggregate purchase price of $40,376, which includes consent payments and accrued and unpaid interest. Included in the chart above in 2011, is $94,148 of the 3.25% Notes which was repurchased in February 2011 for a purchase price of $96,041 which includes accrued and unpaid interest.

Cash interest payments.  Cash interest payments include interest due on outstanding debt through maturity. The chart above does not give effect to the purchases of the 11.25% Notes in January 2011 or the 3.25% Notes in February 2011.

Satellite and transmission.  We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct a satellite and related launch vehicle for use in our systems.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have an agreement with Space Systems/Loral to design and construct a sixth satellite, FM-6, for use in the SIRIUS system. In January 2008, we entered into an agreement with International Launch Services (ILS) to secure a satellite launch on a Proton rocket for this satellite.

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

Satellite incentive payments.  Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of December 31, 2010, we have accrued $28,605 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, may be entitled to future in-orbit performance payments. As of December 31, 2010, we have accrued $12,565 and $21,450 related to contingent performance payments for FM-5 and XM-5, respectively, based on expected operating performance over their fifteen-year design life.

Operating lease obligations.  We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2010, 2009 and 2008 was $36,652, $44,374 and $40,378, respectively.

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

Legal Proceedings

State Consumer Investigations.  A Multistate Working Group of 28 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.

A separate investigation into our consumer practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us in Missouri Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, alleging violations of the

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Missouri Telemarketing No-Call List Act. The suit seeks a permanent injunction prohibiting us from making, or causing to be made, telephone solicitations to our subscribers in the State of Missouri who are on Missouri’s no-call list, statutory penalties and reimbursement of costs. We believe our telemarketing activities to our subscribers in Missouri fully comply with applicable law.

We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.

Carl Blessing et al. v. Sirius XM Radio Inc.  A subscriber, Carl Blessing, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing’s lawsuit has been consolidated with substantially identical lawsuits brought by other subscribers. Mr. Blessing and 23 other plaintiffs purport to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. Based on these pricing changes, the suit raises four claims. First, the suit claims the pricing changes show that the Merger lessened competition or led to a monopoly in violation of the Clayton Act. Second, it claims that, for the same reason, the Merger led to monopolization in violation of the Sherman Act. Third, it claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. A fourth claim — that the alleged misrepresentation violates the implied duty of good faith and fair dealing we owe our subscribers under New York contract law — has been dismissed by the court. The complaint seeks monetary damages as well as treble damages under the Clayton Act. Discovery in this matter is substantially complete and a trial has been scheduled for May 2011. We believe that the plaintiffs’ claims are without merit and we are vigorously defending ourselves in this litigation.

A stockholder, Mark Fialkov, also filed a shareholder derivative suit in the Supreme Court of the State of New York claiming that, by allowing the price increases that prompted the Blessing litigation, our board of directors breached its duty of loyalty to the corporation. The action names as defendants Sirius XM and fifteen individuals — all directors or former directors of Sirius XM. This lawsuit has been stayed pending resolution of the Blessing litigation.

Other Matters.  In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

(16)	Subsequent Events

Merger of XM Satellite Radio Inc. and Sirius XM Radio Inc.

On January 12, 2011, XM Satellite Radio Inc., our wholly-owned subsidiary, merged with and into Sirius XM Radio Inc. Prior to January 12, 2011, we operated XM Satellite Radio Inc., together with its subsidiaries, as an unrestricted subsidiary under the agreements governing our indebtedness.

Repurchase of 11.25% Notes

The remainder of the 11.25% Notes of $36,685 was purchased in January 2011, for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,891 will be recorded in the first quarter of 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of 3.25% Notes

In February 2011, $94,148 of the 3.25% Notes was purchased, for an aggregate purchase price of $96,041. A loss from extinguishment of debt of $1,079 will be recorded in the first quarter of 2011.

Canada Merger

Canadian Satellite Radio Holdings Inc. (“CSR”), parent company of XM Canada, and SIRIUS Canada announced in November 2010 that they have entered into a definitive agreement to combine the companies (the “Canada Merger”). Under the terms of the agreement, SIRIUS Canada shareholders will be issued shares of CSR representing a 58.0% equity interest in CSR immediately following closing of the transaction. Our approximate ownership interest in CSR following closing of the Canada Merger will be a 37.1% equity interest (25.0% voting interest) representing approximately 45.5 million shares and will be accounted for under the equity method. The Canada Merger is anticipated to close during the second quarter of 2011. We are still evaluating the impact of the Canada Merger on our financial statements.

(17)	Quarterly Financial Data — Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31

2010:
Total revenue	$663,784	$699,761	$717,548	$735,899
Cost of services	$(260,867)	$(266,121)	$(280,545)	$(291,699)
Income from operations	$125,140	$125,634	$143,069	$71,571
Net income (loss)	$41,598	$15,272	$67,629	$(81,444)
Net income (loss) per common share — basic(1)	$0.01	$—	$0.02	$(0.02)
Net income (loss) per common share — diluted(1)	$0.01	$—	$0.01	$(0.02)
2009:
Total revenue	$586,979	$590,829	$618,656	$676,174
Cost of services	$(268,947)	$(254,432)	$(266,888)	$(273,741)
Income from operations	$41,061	$37,235	$66,355	$83,675
Net (loss) income	$(52,648)	$(159,644)	$(151,527)	$11,781
Net loss per common share — basic and diluted(1)	$(0.07)	$(0.04)	$(0.04)	$—

(1)	The sum of the quarterly net loss per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net loss per share for the year due to the timing of our common stock issuances.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Schedule II — Schedule of Valuation and Qualifying Accounts

			Write-offs/
	Balance	Charged to	Payments/	Balance
Description	January 1,	Expenses	Other	December 31,
	(In thousands)

2008
Allowance for doubtful accounts	$4,608	21,589	(15,337)	$10,860
Deferred tax assets — valuation allowance	$1,426,092	99,659	1,950,832 (1)	$3,476,583
2009
Allowance for doubtful accounts	$10,860	30,602	(32,795)	$8,667
Deferred tax assets — valuation allowance	$3,476,583	138,749	—	$3,615,332
2010
Allowance for doubtful accounts	$8,667	32,379	(30,824)	$10,222
Deferred tax assets — valuation allowance	$3,615,332	(21,749)	(42,295)	$3,551,288

(1)	Adjustments to reflect allocation of the purchase price in connection with the Merger.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2007, among the Company, Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 21, 2007).
3.1	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated December 30, 2008).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 29, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).
3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).
3.7	Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).
3.8	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 5, 2008).
3.9	Certificate of Ownership and Merger, dated January 12, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 12, 2011).
4.1	Form of certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).
4.2	Amended and Restated Warrant Agreement, dated as of December 27, 2000, between the Company and United States Trust Company of New York, as warrant agent and escrow agent (incorporated by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3 (File No. 333-65602)).
4.3	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.4	Indenture, dated as of May 23, 2003, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 30, 2003).
4.5	Third Supplemental Indenture, dated as of October 13, 2004, between the Company and The Bank of New York, as trustee, relating to the Company’s 3.25% Convertible Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 2004).
4.6	Common Stock Purchase Warrant granted by the Company to DaimlerChrysler AG dated October 1, 2007 (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
4.7	Written instrument, dated July 28, 2008, among the Company, XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit	Description

4.8	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
4.9	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
4.10	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
4.11	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
4.12	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
4.13	Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.14	Investment Agreement, dated as of February 17, 2009, among the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
4.15	Rights Agreement, dated as of April 29, 2009, between the Company and The Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2009).
4.16	Indenture, dated as of August 24, 2009, between the Company and U.S. Bank National Association relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
4.17	Indenture, dated as of March 17, 2010, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 19, 2010).
4.18	Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).
4.19	Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).
4.20	Indenture, dated as of October 27, 2010, among XM Satellite Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on October 28, 2010).
4.21	Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

Exhibit		Description

4.22		Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2011).
4.23		Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2011).
4.24		Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (filed herewith).
4.25		Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 9.75% Senior Secured Notes due 2015 (filed herewith).
4.26		Collateral Agreement, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as collateral agent, relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2011).
10.1		Lease Agreement, dated as of March 31, 1998, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
**10	.2	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).
**10	.3	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).
***10	.4	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.5		Supplemental Indenture, dated as of March 22, 2000, between Rock-McGraw, Inc. and the Company (incorporated by reference to Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
**10	.6	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).
10.7		Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).
**10	.8	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).
10.9		Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit		Description

**10	.10	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
**10	.11	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.12		Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).
10.13		December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.14		Share Lending Agreement, dated July 28, 2008, among the Company and Morgan Stanley Capital Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.15		Share Lending Agreement, dated July 28, 2008, among the Company and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
*10	.16	Form of Option Agreement between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
*10	.17	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).
*10	.18	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).
*10	.19	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
*10	.20	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*10	.21	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*10	.22	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).
*10	.23	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).
*10	.24	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).
*10	.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).
*10	.26	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

Exhibit		Description

*10	.27	Sirius XM Radio 401(k) Savings Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).
*10	.28	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).
*10	.29	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).
*10	.30	Agreement to Forfeit Non-Qualified Stock Options, dated as of May 13, 2009, between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009).
*10	.31	Letter Agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009).
*10	.32	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).
*10	.33	Employment Agreement, dated as of July 28, 2009, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).
*10	.34	Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2009).
*10	.35	Separation Agreement and Release of Claims, dated as of November 12, 2009, between the Company, XM Satellite Radio Holdings Inc., XM Satellite Radio Inc, and Gary Parsons (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2009).
*10	.36	Employment Agreement, dated as of January 14, 2010, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2010).
*10	.37	First Amendment, dated as of February 14, 2011, to the Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2011).
21.1		List of Subsidiaries (filed herewith).
23.1		Consent of KPMG LLP (filed herewith).
31.1		Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.