Form 10-Q
period 2011-03-31
SIRIUS XM RADIO INC.
filed 2011-05-03
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 29, 2011)
COMMON STOCK, $0.001 PAR VALUE	3,946,383,454 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

PART I — Financial Information

Item 1.	Financial Statements:

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	1

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Consolidated Statements of Stockholders’ Equity as of March 31, 2011 and Comprehensive Income for the three months ended March 31, 2011	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	42

Item 4.	Controls and Procedures	42

PART II — Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	(Removed and Reserved)	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010

Revenue:
Subscriber revenue	$622,437	$579,509
Advertising revenue, net of agency fees	16,558	14,527
Equipment revenue	15,867	14,283
Other revenue	68,977	55,465

Total revenue	723,839	663,784
Operating expenses:
Cost of services:
Revenue share and royalties	106,929	98,184
Programming and content	72,959	78,434
Customer service and billing	65,836	56,211
Satellite and transmission	18,560	20,119
Cost of equipment	6,405	7,919
Subscriber acquisition costs	105,270	89,379
Sales and marketing	47,819	49,117
Engineering, design and development	11,135	11,436
General and administrative	56,354	57,580
Depreciation and amortization	68,400	70,265

Total operating expenses	559,667	538,644

Income from operations	164,172	125,140
Other income (expense):
Interest expense, net of amounts capitalized	(78,218)	(77,868)
Loss on extinguishment of debt and credit facilities, net	(5,994)	(2,450)
Interest and investment loss	(1,884)	(3,270)
Other income	1,617	1,213

Total other expense	(84,479)	(82,375)

Income before income taxes	79,693	42,765
Income tax expense	(1,572)	(1,167)

Net income	$78,121	$41,598

Net income per common share:
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

Weighted average common shares outstanding:
Basic	3,735,136	3,677,897

Diluted	6,481,384	6,335,114

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$433,695	$586,691
Accounts receivable, net	100,744	121,658
Receivables from distributors	76,558	67,576
Inventory, net	29,248	21,918
Prepaid expenses	175,829	134,994
Related party current assets	5,943	6,719
Deferred tax asset	52,254	44,787
Other current assets	4,243	7,432

Total current assets	878,514	991,775
Property and equipment, net	1,744,539	1,761,274
Long-term restricted investments	3,396	3,396
Deferred financing fees, net	50,954	54,135
Intangible assets, net	2,617,385	2,632,688
Goodwill	1,834,856	1,834,856
Related party long-term assets	32,444	30,162
Other long-term assets	67,332	74,800

Total assets	$7,229,420	$7,383,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$483,530	$593,174
Accrued interest	80,577	72,453
Current portion of deferred revenue	1,252,144	1,201,346
Current portion of deferred credit on executory contracts	278,063	271,076
Current maturities of long-term debt	100,603	195,815
Related party current liabilities	16,583	15,845

Total current liabilities	2,211,500	2,349,709
Deferred revenue	263,230	273,973
Deferred credit on executory contracts	433,456	508,012
Long-term debt	2,666,202	2,695,856
Long-term related party debt	326,589	325,907
Deferred tax liability	923,272	914,637
Related party long-term liabilities	23,823	24,517
Other long-term liabilities	82,722	82,839

Total liabilities	6,930,794	7,175,450

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at March 31, 2011 and December 31, 2010:
Series A convertible preferred stock ; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Convertible perpetual preferred stock, series B-1 (liquidation preference of $13 at March 31, 2011 and December 31, 2010); 12,500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001; 9,000,000,000 shares authorized at March 31, 2011 and December 31, 2010; 3,943,060,217 and 3,933,195,112 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,943	3,933
Accumulated other comprehensive loss, net of tax	(5,794)	(5,861)
Additional paid-in capital	10,433,396	10,420,604
Accumulated deficit	(10,132,932)	(10,211,053)

Total stockholders’ equity	298,626	207,636

Total liabilities and stockholders’ equity	$7,229,420	$7,383,086

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual
	Convertible		Preferred Stock,				Accumulated
	Preferred Stock		Series B-1		Common Stock		Other	Additional		Total
							Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Capital	Deficit	Equity

Balance at December 31, 2010	-	$-	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Net income									78,121	78,121
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $57	-	-	-	-	-	-	67	-	-	67

Total comprehensive income	-	-	-	-	-	-	-	-	-	78,188

Issuance of common stock to employees and employee benefit plans, net of forfeitures	-	-	-	-	815,968	1	-	1,210	-	1,211
Share-based payment expense	-	-	-	-	-	-	-	10,519	-	10,519
Exercise of options and vesting of restricted stock units	-	-	-	-	1,926,186	2	-	1,070	-	1,072
Common stock issuance upon exercise of warrants		-	-	-	7,122,951	7	-	(7)	-	-

Balance at March 31, 2011	-	$-	12,500,000	$13	3,943,060,217	$3,943	$(5,794)	$10,433,396	$(10,132,932)	$298,626

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$78,121	$41,598
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,400	70,265
Non-cash interest expense, net of amortization of premium	9,573	11,119
Provision for doubtful accounts	9,623	7,502
Amortization of deferred income related to equity method investment	(694)	(2,194)
Loss on extinguishment of debt and credit facilities, net	5,994	2,450
Loss on investments, net	2,350	2,729
Loss on disposal of assets	266	-
Share-based payment expense	12,856	17,182
Deferred income taxes	1,111	1,167
Other non-cash purchase price adjustments	(66,743)	(58,817)
Changes in operating assets and liabilities:
Accounts receivable	11,291	(9,792)
Receivables from distributors	(8,982)	(6,037)
Inventory	(7,330)	2,225
Related party assets	(3,686)	1,285
Prepaid expenses and other current assets	(39,232)	(14,690)
Long-term restricted investments	-	(10,160)
Other long-term assets	7,617	7,876
Accounts payable and accrued expenses	(110,400)	(115,469)
Accrued interest	8,124	(11,373)
Deferred revenue	39,225	81,034
Related party liabilities	738	(57,207)
Other long-term liabilities	(113)	1,619

Net cash provided by (used in) operating activities	18,109	(37,688)

Cash flows from investing activities:
Additions to property and equipment	(34,983)	(98,965)
Sale of restricted and other investments	-	9,450

Net cash used in investing activities	(34,983)	(89,515)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,072	-
Long-term borrowings, net of costs	-	637,406
Related party long-term borrowings, net of costs	-	147,094
Payment of premiums on redemption of debt	(4,094)	-
Repayment of long-term borrowings	(133,100)	(248,183)
Restricted cash used for the redemption of debt	-	(524,065)

Net cash (used in) provided by financing activities	(136,122)	12,252

Net decrease in cash and cash equivalents	(152,996)	(114,951)
Cash and cash equivalents at beginning of period	586,691	383,489

Cash and cash equivalents at end of period	$433,695	$268,538

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Three Months Ended March 31,
(in thousands)	2011	2010

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$57,371	$76,198
Non-cash investing and financing activities:
Sale-leaseback of equipment	-	5,305
Common stock issuance upon exercise of warrants	7	-
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
          Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our website. We have agreements with every major automaker to offer satellite radios as factory or dealer-installed equipment in their vehicles. Satellite radios are also offered to customers of rental car companies.
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
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been made.
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 16, 2011.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements. For a discussion of subsequent events refer to Note 15.
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
     Earnings per Share (“EPS”)
          Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. For the three months ended March 31, 2011 and March 31, 2010, common stock equivalents of approximately 587,254,000 and 714,293,000 were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months
	Ended March 31,
(in thousands, except per share data)	2011	2010
Net income	$78,121	$41,598

Average common shares outstanding-basic	3,735,136	3,677,897
Dilutive effect of equity instruments	2,746,248	2,657,217

Average common shares outstanding-diluted	6,481,384	6,335,114

Net income per common share
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the counterparty’s ability to pay.
          Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2011	2010

Gross accounts receivable	$110,771	$131,880
Allowance for doubtful accounts	(10,027)	(10,222)

Total accounts receivable, net	$100,744	$121,658

          Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	March 31,	December 31,
	2011	2010

Billed	$30,841	$30,456
Unbilled	45,717	37,120

Total	$76,558	$67,576

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
          Inventory, net, consists of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$25,975	$18,181
Finished goods	24,515	24,492
Allowance for obsolescence	(21,242)	(20,755)

Total inventory, net	$29,248	$21,918

     Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
          The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of March 31, 2011 and December 31, 2010, the carrying value of our debt was $3,093,394 and $3,217,578, respectively; and the fair value approximated $3,683,281 and $3,722,905, respectively.
     Reclassifications
          Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
          Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. During the three months ended March 31, 2011 and 2010, there were no indicators of impairment and no impairment loss was recorded to our goodwill.
(5) Intangible Assets
          Intangible assets consist of the following:

		March 31, 2011			December 31, 2010
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$-	$2,083,654	$2,083,654	$-	$2,083,654
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets:
Subscriber relationships	9 years	380,000	(156,547)	223,453	380,000	(144,325)	235,675
Licensing agreements	9.1 years	78,897	(26,635)	52,262	78,897	(24,130)	54,767
Proprietary software	6 years	16,552	(10,088)	6,464	16,552	(9,566)	6,986
Developed technology	10 years	2,000	(533)	1,467	2,000	(483)	1,517
Leasehold interests	7.4 years	132	(47)	85	132	(43)	89

Total intangible assets		$2,811,235	$(193,850)	$2,617,385	$2,811,235	$(178,547)	$2,632,688

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
          We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC license	Expiration year

SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 satellite*	2017
SIRIUS FM-5 satellite	2017
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

*	In 2010, we retired the FM-4 ground spare satellite. We still maintain the FCC license for this satellite.
          Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of March 31, 2011, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. As of March 31, 2011, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three months ended March 31, 2011 and 2010.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $15,303 and $17,296 for the three months ended March 31, 2011 and 2010, respectively. Expected amortization expense for the remaining period in 2011, each of the years 2012 through 2015 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2011	$43,792
2012	53,680
2013	47,357
2014	38,879
2015	37,553
Thereafter	62,470

Total definite life intangibles assets, net	$283,731

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
          Subscriber revenue consists of the following:

	For the Three Months
	Ended March 31,
	2011	2010

Subscription fees	$619,291	$574,721
Activation fees	3,146	4,788

Total subscriber revenue	$622,437	$579,509

(7) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites and related launch vehicles for our FM-6 and XM-5 satellites. We also incur interest costs on all of our debt instruments and certain contingent incentive payments due pursuant to our satellite construction agreements. The following is a summary of our interest costs:

	For the Three Months
	Ended March 31,
	2011	2010

Interest costs charged to expense	$78,218	$77,868
Interest costs capitalized	7,250	14,177

Total interest costs incurred	$85,468	$92,045

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees, of $9,573 and $11,119 for the three months ended March 31, 2011 and 2010, respectively.
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	March 31,	December 31,
	2011	2010

Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	110,693	109,582
Leasehold improvements	43,342	43,567
Broadcast studio equipment	51,719	51,985
Capitalized software and hardware	169,741	163,689
Satellite telemetry, tracking and control facilities	57,230	57,665
Furniture, fixtures, equipment and other	63,503	63,265
Land	38,411	38,411
Building	56,719	56,685
Construction in progress	323,948	297,771

Total property and equipment	2,858,843	2,826,157
Accumulated depreciation and amortization	(1,114,304)	(1,064,883)

Property and equipment, net	$1,744,539	$1,761,274

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Construction in progress consists of the following:

	March 31,	December 31,
	2011	2010

Satellite system	$291,559	$262,744
Terrestrial repeater network	18,313	19,239
Other	14,076	15,788

Construction in progress	$323,948	$297,771

          Depreciation and amortization expense on property and equipment was $53,097 and $52,969 for the three months ended March 31, 2011 and 2010, respectively.
     Satellites
          We own four orbiting satellites for use in the SIRIUS system. Space Systems/Loral is constructing a fifth satellite, FM-6, for use in this system. We have an agreement with International Launch Services to launch this satellite on a Proton rocket.
          We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.
          During the three months ended March 31, 2011, we capitalized interest of $7,250 and expenditures of $21,565 related to the construction of the FM-6 satellite and related launch vehicle. In the three months ended March 31, 2010, we capitalized $14,177 of interest and $35,145 expenditures which also related to FM-6 and XM-5, a satellite for the XM system that was launched in October 2010.
(9) Related Party Transactions
          We had the following related party transaction balances at March 31, 2011 and December 31, 2010:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Liberty Media	$-	$-	$1,468	$1,571	$10,503	$9,765	$-	$-	$326,589	$325,907
SIRIUS Canada	5,154	5,613	-	-	1,805	1,805	-	-	-	-
XM Canada	789	1,106	30,976	28,591	4,275	4,275	23,823	24,517	-	-

Total	$5,943	$6,719	$32,444	$30,162	$16,583	$15,845	$23,823	$24,517	$326,589	$325,907

     Liberty Media
          In February 2009, we entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 we issued to Liberty Radio, LLC 12,500,000 shares of our Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on our board of directors.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Liberty Media has advised us that as of March 31, 2011 and December 31, 2010, respectively, it owned the following amounts of our debt securities:

	March 31,	December 31,
	2011	2010
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000

Total principal debt	337,000	337,000
Less: discounts	10,411	11,093

Total carrying value debt	$326,589	$325,907

          As of March 31, 2011 and December 31, 2010, we recorded $10,503 and $9,765, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $8,933 and $9,062 for the three months ended March 31, 2011 and 2010, respectively.
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
          We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months
	Ended March 31,
	2011	2010
Royalty income	$4,470	$1,676
Dividend income	238	226

Total revenue from SIRIUS Canada	$4,708	$1,902

          Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by SIRIUS Canada during the three months ended March 31, 2011 and 2010. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended March 31, 2011 and 2010 were $2,490 and $2,441, respectively.
     XM Canada
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of March 31, 2011 and December 31, 2010, the carrying value of deferred revenue related to XM Canada was $28,098 and $28,792, respectively.
          We have extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to us. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of March 31, 2011 and December 31, 2010, amounts drawn by XM Canada on this facility in lieu of

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
payment of fees recorded in Related party long-term assets were $23,631, net of a $11,684 valuation allowance, and $21,390, net of a $9,607 valuation allowance, respectively. The March 31, 2011 and December 31, 2010 valuation allowance related to the absorption of our share of the net loss from our investment in XM Canada shares.
          As of March 31, 2011 and December 31, 2010, amounts due from XM Canada also included $7,345 and $7,201, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months
	Ended March 31,
	2011	2010
Amortization of XM Canada deferred income	$694	$694
Subscriber and activation fee royalties	2,623	2,347
Licensing fee revenue	1,500	1,500
Advertising reimbursements	417	333

Total revenue from XM Canada	$5,234	$4,874

     General Motors and American Honda
          We have a long-term distribution agreement with General Motors Company (“GM”). GM had a representative on our board of directors and was considered a related party through May 27, 2010. During the term of the agreement, GM has agreed to distribute the XM service. We subsidize a portion of the cost of satellite radios and make incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed satellite radios become self-paying subscribers. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed satellite radios. As part of the agreement, GM provides certain call-center related services directly to subscribers who are also GM customers for which we reimburse GM.
          We make bandwidth available to OnStar LLC for audio and data transmissions to owners of enabled GM vehicles, regardless of whether the owner is a subscriber. OnStar’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar’s services.
          We have a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed satellite radios.
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

For the Three Months
Ended March 31,
2010*
GM	$7,764
American Honda	2,887

Total	$10,651

*	GM and American Honda were considered related parties through May 27, 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We have incurred the following related party expenses with GM and American Honda:

	For the Three Months
	Ended March 31,
	2010*
		American
	GM	Honda
Sales and marketing	$7,799	$-
Revenue share and royalties	9,067	1,831
Subscriber acquisition costs	10,487	1,226
Customer service and billing	75	-
Interest expense, net of amounts capitalized	1,421	-

Total	$28,849	$3,057

*	GM and American Honda were considered related parties through May 27, 2010.
(10) Investments
          Our investments consist of the following:

	March 31,	December 31,
	2011	2010
Investment in SIRIUS Canada	$-	$-
Investment in XM Canada	-	-
Investment in XM Canada debentures	3,497	3,313
Auction rate certificates	-	-
Restricted investments	3,396	3,396

Total investments	$6,893	$6,709

          We recorded the following amounts related to our investments to Interest and investment income (loss):

	For the Three Months
	Ended March 31,
	2011	2010
Share of SIRIUS Canada net loss	$(4,458)	$(1,902)
Payments received from SIRIUS Canada in excess of carrying value	2,880	-
Share of XM Canada net loss	(2,053)	(3,151)
Realized gain on sale of auction rate certificates	-	425

Total	$(3,631)	$(4,628)

          In addition, during the three months ended March 31, 2011 and 2010, we recorded $(24) and $35, respectively, of a foreign exchange (gain) loss to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
     Canadian Entities
          Our investments in SIRIUS Canada and XM Canada (the “Canadian Entities”) are recorded using the equity method since we have a significant influence over but do not control the Canadian Entities. Under this method, our investments in the Canadian Entities, originally recorded at cost, are adjusted quarterly to recognize our proportionate share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments to fund the Canadian Entities. We have a 49.9% economic interest in SIRIUS Canada and a 21.5% economic interest in XM Canada.
          Our share of net earnings or losses of the Canadian Entities is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations. As it relates to XM Canada, this is done on a one month lag. We evaluate the

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT — Continued
(Dollar amounts in thousands, unless otherwise stated)
Canadian Entities periodically and record an impairment charge to Interest and investment income (loss) in our unaudited consolidated statements of operations if we determine that decreases in fair value are considered to be other-than temporary. In addition, any payments received from the Canadian Entities in excess of the carrying value of our investments in, advances to and commitments to such entity is recorded to Interest and investment income (loss) in our unaudited statements of operations.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of March 31, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,497 and $0, respectively. As of December 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,302 and $11, respectively.
     Canada Merger
          Canadian Satellite Radio Holdings Inc. (“CSR”), parent company of XM Canada, and SIRIUS Canada announced in November 2010 a definitive agreement to combine the companies (the “Canada Merger”). Under the terms of the agreement, SIRIUS Canada shareholders will be issued shares of CSR representing a 58.0% equity interest in CSR immediately following closing of the transaction. Our approximate ownership interest in CSR following closing of the Canada Merger will be a 37.1% equity interest (25.0% voting interest) representing approximately 45.5 million shares and will be accounted for under the equity method. The Canada Merger is anticipated to close during the second quarter of 2011. We are evaluating the impact of the Canada Merger on our financial statements.
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
     Restricted Investments
          Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of March 31, 2011 and December 31, 2010, Long-term restricted investments were $3,396.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	March 31,	December 31,
	(per share)	2011	2010

3.25% Convertible Notes due 2011 (a)	$5.30	$97,831	$191,979
Less: discount		(180)	(515)
8.75% Senior Notes due 2015 (b)	N/A	800,000	800,000
Less: discount		(11,619)	(12,213)
9.75% Senior Secured Notes due 2015 (c)	N/A	257,000	257,000
Less: discount		(9,693)	(10,116)
11.25% Senior Secured Notes due 2013 (d)	N/A	-	36,685
Less: discount		-	(1,705)
13% Senior Notes due 2013 (e)	N/A	778,500	778,500
Less: discount		(54,878)	(59,592)
7% Exchangeable Senior Subordinated Notes due 2014 (f)	$1.875	550,000	550,000
Less: discount		(7,220)	(7,620)
7.625% Senior Notes due 2018 (g)	N/A	700,000	700,000
Less: discount		(11,774)	(12,054)
Other debt:
Capital leases	N/A	5,427	7,229

Total debt		3,093,394	3,217,578
Less: total current maturities non-related party		100,603	195,815

Total long-term		2,992,791	3,021,763
Less: related party		326,589	325,907

Total long-term, excluding related party		$2,666,202	$2,695,856

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
          In February 2011, we purchased $94,148 of the outstanding 3.25% Notes at prices between 100.75%-100.94% of the principal amount plus accrued interest. We recognized an aggregate loss on extinguishment of $1,079 on the 3.25% Notes, which consists primarily of unamortized discount and deferred financing fees during the three months ended March 31, 2011.
          In April 2011, we repurchased $73,965 of the outstanding 3.25% Notes at a price of 101% of the principal amount plus accrued interest. We will recognize an aggregate loss on extinguishment of approximately $1,200 on the 3.25% Notes, which consists primarily of cash premium paid and unamortized debt discount in the second quarter.
     (b) 8.75% Senior Notes due 2015
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
     (c) 9.75% Senior Secured Notes due 2015
          In August 2009, we issued $257,000 aggregate principal amount of 9.75% Senior Secured Notes due September 1, 2015 (the “9.75% Notes”). Interest is payable semi-annually in arrears on March 1 and September 1 of each year at a rate of 9.75% per annum. The 9.75% Notes were issued for $244,292, resulting in an aggregate original issuance discount of $12,708. Substantially all of our

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
domestic wholly-owned subsidiaries guarantee our obligations under the 9.75% Notes. The 9.75% Notes and related guarantees are secured by first-priority liens on substantially all of our assets and the assets of the guarantors. In connection with the merger of XM Satellite Radio Inc. into Sirius XM Radio Inc. described in Note 1, we entered into a new collateral agreement relating to the 9.75% Notes which secures the 9.75% Notes with a lien on substantially all of our and the guarantors’ assets.
     (d) 11.25% Senior Secured Notes due 2013
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
          The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 was recorded during the three months ended March 31, 2011.
     (e) 13% Senior Notes due 2013
          In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes mature on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guarantee the obligations under the 13% Notes.
     (f) 7% Exchangeable Senior Subordinated Notes due 2014
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
     (g) 7.625% Senior Notes due 2018
          In October 2010, XM issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011, at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase $489,065 aggregate principal amount of the 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Senior Notes.
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
          At March 31, 2011, we were in compliance with our debt covenants.
(12) Stockholders’ Equity
     Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of March 31, 2011 and December 31, 2010. There were 3,943,060,217 and 3,933,195,112 shares of common stock issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.
          As of March 31, 2011, approximately 3,316,950,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of March 31, 2011, there were 202,400,000 shares loaned under the facilities.
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
          For the three months ended March 31, 2011 and 2010, we recorded $2,690 and $2,427, respectively, in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of March 31, 2011, the unamortized balance of the debt issuance costs was $48,553, with $47,582 recorded in deferred financing fees, net, and $971 recorded in long-term related party assets. As of December 31, 2010, the unamortized balance of the debt issuance costs was $51,243, with $50,218 recorded in deferred financing fees, net, and $1,025 recorded in long-term related party assets. As of March 31, 2011 and December 31, 2010, the estimated fair value of the remaining 202,400,000 loaned shares was approximately $333,960 and $329,912, respectively.
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock are subject to transfer restrictions which lapse over time. We recognized share-based payment expense associated with these shares of $1,568 and $1,641 in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, there was $0 and $1,568 remaining balance of common stock value included in other current assets, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of March 31, 2011 and December 31, 2010.
          There were zero shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.
          There were 12,500,000 shares of Convertible Perpetual Preferred Stock, Series B-1 (the “Series B Preferred Stock”), issued and outstanding as of March 31, 2011 and December 31, 2010. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock.
          There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of March 31, 2011 and December 31, 2010. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide.
     Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of March 31, 2011, approximately 24,871,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $3.22 per share were outstanding and fully vested as of December 31, 2009 and expire at various times through 2015.
          In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.
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
(13) Benefits Plans
          We recognized share-based payment expense of $11,288 and $15,541 for the three months ended March 31, 2011 and 2010, respectively. We did not realize any income tax benefits from share-based benefits plans during the three months ended March 31, 2011 and 2010 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2011, approximately 271,578,000 shares of common stock were available for future grants under the 2009 Plan.

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
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months
	Ended March 31,
	2011	2010

Risk-free interest rate	N/A	2.6%
Expected life of options - years	N/A	5.06
Expected stock price volatility	N/A	85%
Expected dividend yield	N/A	0%
          There were no options granted to employees and members of our board of directors during the three months ended March 31, 2011. There were no options granted to third parties during the three months ended March 31, 2011 and 2010.
          The following table summarizes stock option activity under our share-based payment plans for the three months ended March 31, 2011 (shares in thousands):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, December 31, 2010	401,870	$1.32
Granted	-	$-
Exercised	(1,825)	$0.59
Forfeited, cancelled or expired	(7,212)	$2.45

Outstanding, March 31, 2011	392,833	$1.30	6.15	$328,971

Exercisable, March 31, 2011	126,829	$2.65	4.34	$62,111

          The weighted average grant date fair value of options granted during the three months ended March 31, 2011 and 2010 was $0 and $0.46, respectively; no options were granted during 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $2,099 and $0, respectively.
          We recognized share-based payment expense associated with stock options of $9,977 and $10,528 for the three months ended March 31, 2011 and 2010, respectively.
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the three months ended March 31, 2011 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, December 31, 2010	2,397	$2.57
Granted	-	$-
Vested restricted stock awards	(1,797)	$3.31
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05

Nonvested, March 31, 2011	478	$1.63

          The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2011 and 2010 was $0, as no shares were granted in the periods. The total intrinsic value of restricted stock and restricted stock units that vested during the three months ended March 31, 2011 and 2010 was $3,085 and $1,765, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $542 and $2,558 for the three months ended March 31, 2011 and 2010, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at March 31, 2011 and December 31, 2010, net of estimated forfeitures, was $94,762 and $108,170, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of March 31, 2011.
     401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.
          The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Legacy XM Plan participants are fully vested for all current and future employer contributions. Share-based payment expense resulting from the matching contribution to the plans was $769 and $1,205 for the three months ended March 31, 2011 and 2010, respectively.
          We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. Profit-sharing contribution expense was $0 and $1,250 for the three months ended March 31, 2011 and 2010, respectively.
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of March 31, 2011:

	Remaining
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations (1)	$100,384	$1,558	$779,634	$550,182	$1,057,000	$700,000	$3,188,758
Cash interest payments (1)	229,054	288,335	288,208	186,935	113,433	160,125	1,266,090
Satellite and transmission	107,597	4,734	4,773	13,250	13,156	22,093	165,603
Programming and content	146,538	219,571	174,775	151,881	145,531	3,750	842,046
Marketing and distribution	36,624	23,299	16,356	11,705	9,804	11,033	108,821
Satellite incentive payments	8,345	12,095	12,810	12,841	12,189	86,143	144,423
Operating lease obligations	24,203	30,050	26,374	20,314	12,308	4,740	117,989
Other	23,326	10,752	401	44	43	-	34,566

Total (2)	$676,071	$590,394	$1,303,331	$947,152	$1,363,464	$987,884	$5,868,296

(1)	Includes captial lease obligations.

(2)	The table does not include our reserve for uncertain taxes, which at March 31, 2011 totaled $942, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.
          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above in 2011 is $73,965 of the 3.25% Notes, which were purchased in April 2011 at a price of 101% of the principal amount plus accrued interest. Refer to Note 15.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity. The chart above does not give effect to the purchase of the 3.25% Notes in April 2011. Refer to Note 15.
          Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct a satellite and related launch vehicle for use in our systems.
          We have an agreement with Space Systems/Loral to design and construct a fifth satellite, FM-6, for use in the SIRIUS system. In January 2008, we entered into an agreement with International Launch Services (ILS) to secure a satellite launch on a Proton rocket for this satellite.

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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of March 31, 2011, we have accrued $28,590 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
          Space Systems/Loral may be entitled to future in-orbit performance payments. As of March 31, 2011, we have accrued $12,118 and $21,450 related to contingent performance payments for FM-5 and XM-5, respectively, based on expected operating performance over their fifteen-year design life.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. Based on these pricing changes, the suit raises four claims. First, the suit claims the pricing changes show that the Merger lessened competition or led to a monopoly in violation of the Clayton Act. Second, it claims that, for the same reason, the Merger led to monopolization in violation of the Sherman Act. Third, it claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. A fourth claim – that the alleged misrepresentation violates the implied duty of good faith and fair dealing we owe our subscribers under New York contract law – has been dismissed by the court. The complaint seeks monetary damages as well as treble damages under the Clayton Act.
          In March 2011, the court granted our motion for summary judgment and dismissed the plaintiffs’ claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. At the same time, the Court granted the plaintiff’s motion to certify as a class action, and denied our motion for summary judgment, the remaining claims that the Merger lessened competition, or led to a monopoly, in violation of the Clayton Act and led to monopolization in violation of the Sherman Act. A trial in this matter is expected to be scheduled for this summer. We believe that the plaintiffs’ claims are without merit and we are vigorously defending ourselves in this litigation.
          A stockholder, Mark Fialkov, also filed a shareholder derivative suit in the Supreme Court of the State of New York claiming that, by allowing the price increases that prompted the Blessing litigation, our board of directors breached its duty of loyalty to the corporation. The action names as defendants Sirius XM and fifteen individuals – all directors or former directors of Sirius XM. This lawsuit has been stayed pending resolution of the Blessing litigation.
          One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern’s production company, and Don Buchwald, Stern’s agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleges that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. More specifically, the complaint alleges that subscribers to the XM Satellite Radio service should have been counted as “Sirius subscribers” following the Merger for purposes of provisions entitling One Twelve and Buchwald to compensation in the event that the number of “Sirius subscribers” exceeded the projected growth amounts of Sirius subscribers by certain magnitudes specified in the 2004 agreement for each year of that agreement. The suit seeks damages, plus interest and costs, in an amount to be determined. We believe that the claims are without merit and intend to vigorously defend this action.
          Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.
(15) Subsequent Events
     Repurchase of 3.25% Notes
          In April 2011, we repurchased $73,965 of the outstanding 3.25% Notes at a price of 101% of the principal amount plus accrued interest. We will recognize an aggregate loss on extinguishment of approximately $1,200 on the 3.25% Notes, which consists primarily of cash premium paid and unamortized debt discount in the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010.
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies;
•	our ability to retain subscribers and maintain our average monthly revenue per subscriber;
•	our dependence upon automakers and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;
•	the tragedy in Japan, which may have certain adverse effects on automakers, radio manufacturers and other third parties that play a role in the supply of satellite radios;
•	our substantial indebtedness; and
•	the useful life of our satellites, which, in most cases, are not insured.
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
          We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.
          As of March 31, 2011, we had 20,564,028 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our weather, traffic, data and video services.
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

          In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and certified pre-owned vehicles. The length of these prepaid subscriptions varies but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.
          We also have an interest in the satellite radio services offered in Canada. Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and SIRIUS Canada announced in November 2010 a definitive agreement to combine (the “Canada Merger”). The Canada Merger is expected to close in the second quarter of 2011. Following the Canada Merger, we will own approximately 37.1% of the equity of CSR.
Actual Results of Operations
          Set forth below are our results of operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

	Unaudited For the Three Months Ended March 31,		2011 vs 2010 Change
	2011	2010	Amount	%
Revenue:
Subscriber revenue, including effects of rebates	$622,437	$579,509	$42,928	7%
Advertising revenue, net of agency fees	16,558	14,527	2,031	14%
Equipment revenue	15,867	14,283	1,584	11%
Other revenue	68,977	55,465	13,512	24%

Total revenue	723,839	663,784	60,055	9%

Operating expenses:
Revenue share and royalties	106,929	98,184	8,745	9%
Programming and content	72,959	78,434	(5,475)	(7%)
Customer service and billing	65,836	56,211	9,625	17%
Satellite and transmission	18,560	20,119	(1,559)	(8%)
Cost of equipment	6,405	7,919	(1,514)	(19%)
Subscriber acquisition costs	105,270	89,379	15,891	18%
Sales and marketing	47,819	49,117	(1,298)	(3%)
Engineering, design and development	11,135	11,436	(301)	(3%)
General and administrative	56,354	57,580	(1,226)	(2%)
Depreciation and amortization	68,400	70,265	(1,865)	(3%)

Total operating expenses	559,667	538,644	21,023	4%

Income from operations	164,172	125,140	39,032	31%
Other income (expense):
Interest expense, net of amounts capitalized	(78,218)	(77,868)	(350)	0%
Loss on extinguishment of debt and credit facilities, net	(5,994)	(2,450)	(3,544)	(145%)
Interest and investment loss	(1,884)	(3,270)	1,386	42%
Other income	1,617	1,213	404	33%

Total other expense	(84,479)	(82,375)	(2,104)	(3%)

Income before income taxes	79,693	42,765	36,928	86%
Income tax expense	(1,572)	(1,167)	(405)	(35%)

Net income	$78,121	$41,598	$36,523	88%

     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended March 31, 2011 and 2010, subscriber revenue was $622,437 and $579,509, respectively, an increase of 7%, or $42,928. The increase was primarily attributable to a 8% increase in daily weighted average subscribers, an increase in sales of premium services, including “Best of” programming, data services and streaming, partially offset by an increase in billing credits and adjustments.

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
•	Three Months: For the three months ended March 31, 2011 and 2010, advertising revenue was $16,558 and $14,527, respectively, an increase of 14%, or $2,031. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
          Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as advertisers are attracted by the growth in our subscriber base and national advertising spend continues to increase.
          Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
•	Three Months: For the three months ended March 31, 2011 and 2010, equipment revenue was $15,867 and $14,283, respectively, an increase of 11%, or $1,584. The increase was driven by royalties from increased OEM installations.
          We expect equipment revenue to fluctuate based on OEM installations for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.
          Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended March 31, 2011 and 2010, other revenue was $68,977 and $55,465, respectively, an increase of 24%, or $13,512. The increase was primarily due to additional subscribers subject to the U.S. Music Royalty Fee, which was introduced in the third quarter of 2009 and increased royalty revenue from Sirius Canada.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, revenue share and royalties were $106,929 and $98,184, respectively, an increase of 9%, or $8,745 but remained flat as a percentage of total revenue. The increase was primarily attributable to a 19% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $4,578 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.
          We expect our revenue sharing and royalty costs to increase as our revenues grow, as we expand our distribution of satellite radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 7.5% and 7.0% of gross revenues, subject to certain exclusions, for the three months ended March 31, 2011 and 2010, respectively, and will pay royalties of 8.0% for 2012. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts.
•	Three Months: For the three months ended March 31, 2011 and 2010, programming and content expenses were $72,959 and $78,434, respectively, a decrease of 7%, or $5,475, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements, production costs and general operating costs, partially offset by increases in personnel costs and a $2,323 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.
          Based on our current programming offerings, we expect our programming and content expenses to decrease as agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2013.
          Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended March 31, 2011 and 2010, customer service and billing expenses were $65,836 and $56,211, respectively, an increase of 17%, or $9,625, and an increase as a percentage of total revenue. The increase was primarily due to higher call volume, billing and collection costs, bad debt expense and personnel costs, partially offset by lower general operating costs.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, satellite and transmission expenses were $18,560 and $20,119, respectively, a decrease of 8%, or $1,559, and a decrease as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses and personnel costs.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, cost of equipment was $6,405 and $7,919, respectively, a decrease of 19%, or $1,514, and a decrease as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs and reduced costs to produce aftermarket radios.
          We expect cost of equipment to vary with changes in sales, supply chain management and inventory valuations.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, subscriber acquisition costs were $105,270 and $89,379, respectively, an increase of 18%, or $15,891, and an increase as a percentage of total revenue. The increase was primarily a result of the 19% increase in gross subscriber additions and higher subsidies related to the 24% increase in OEM installations, partially offset by lower OEM subsidies per vehicle and a $3,990 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, sales and marketing expenses were $47,819 and $49,117, respectively, a decrease of 3%, or $1,298, and a decrease as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising and event marketing, partially offset by increased subscriber communications and retention programs.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, engineering, design and development expenses were $11,135 and $11,436, respectively, a decrease of $301 but remained flat as a percentage of total revenue. The decrease was primarily due to lower share based payment expenses offset by higher aftermarket product development costs.
          We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended March 31, 2011 and 2010, general and administrative expenses were $56,354 and $57,580, respectively, a decrease of 2%, or $1,226, and a decrease as a percentage of total revenue. The decrease was primarily due to lower personnel costs and share-based payment expense partially offset by higher legal costs.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, depreciation and amortization expense was $68,400 and $70,265, respectively, a decrease of 3%, or $1,865, and a decrease as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in-service.
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
•	Three Months: For the three months ended March 31, 2011 and 2010, interest expense was $78,218 and $77,868, respectively, an increase of $350. The increase was primarily due to lower capitalized interest related to the construction of our satellites and related launch vehicles.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended March 31, 2011 and 2010, loss on extinguishment of debt and credit facilities, net, was $5,994 and $2,450, respectively, an increase of 145%, or $3,544. During the three months ended March 31, 2011, the loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011. During the three months ended March 31, 2010, the loss was incurred on the retirement of our Senior Secured Term Loan.
          Interest and Investment Loss includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses and losses recorded from investments in those entities, as well as debt instruments issued by XM Canada, when the fair value of those instruments falls below carrying value and the decline is determined to be other than temporary.
•	Three Months: For the three months ended March 31, 2011 and 2010, interest and investment loss was $1,884 and $3,270, respectively, a decrease of 42%, or $1,386. The decrease was primarily attributable to lower net losses at XM Canada and SIRIUS Canada.
     Income Taxes
          Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP and foreign withholding taxes on royalty income.
•	Three Months: For the three months ended March 31, 2011 and 2010, income tax expense was $1,572 and $1,167, respectively, an increase of 35%, or $405.

Subscriber Data
The following table contains actual subscriber data for the three months ended March 31, 2011 and 2010, respectively:

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Beginning subscribers	20,190,964	18,772,758
Gross subscriber additions	2,052,367	1,720,848
Deactivated subscribers	(1,679,303)	(1,549,407)

Net additions	373,064	171,441

Ending subscribers	20,564,028	18,944,199

Self-pay	16,807,643	15,773,671
Paid promotional	3,756,385	3,170,528

Ending subscribers	20,564,028	18,944,199

Self-pay	120,844	69,739
Paid promotional	252,220	101,702

Net additions	373,064	171,441

Daily weighted average number of subscribers	20,233,144	18,783,263

Average self-pay monthly churn (1)	2.0%	2.0%

Conversion rate (2)	44.7%	45.2%

Note:	See pages 37 through 41 for footnotes.
          Subscribers. At March 31, 2011, we had 20,564,028 subscribers, an increase of 1,619,829 subscribers, or 9%, from the 18,944,199 subscribers as of March 31, 2010.
•	Three Months: For the three months ended March 31, 2011 and 2010, net additions were 373,064 and 171,441, respectively, an increase of 118%, or 201,623. The improvement was due to the 19% increase in gross subscriber additions, primarily resulting from an increase in U.S. light vehicle sales, new vehicle penetration and returning activations.
          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, our average self-pay monthly churn rate was 2.0% and 2.0%, respectively. While churn remained flat, increases in deactivations due to changes in vehicle ownership were offset by reductions in non-pay cancellation rates.
          Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, our conversion rate was 44.7% and 45.2%, respectively. The decrease was primarily due to changing mix of sales among auto manufacturers.
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

average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; customer service and billing expenses, per average subscriber; free cash flow; adjusted total revenue; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.
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
     Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from functional operating expenses is useful given the significant variation in expense that can result from changes in the fair value as determined by the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates; the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.
     We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial performance measures useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 37 through 41) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
          The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three months ended March 31, 2011 and 2010, respectively:

	Unaudited Adjusted
	For the Three Months Ended March 31,
(in thousands, except for per subscriber amounts)	2011	2010

ARPU (3)	$11.52	$11.48
SAC, per gross subscriber addition (4)	$57	$59
Customer service and billing expenses, per average subscriber (5)	$1.08	$0.99
Free cash flow (6)	$(16,874)	$(127,203)
Adjusted total revenue (8)	$727,561	$670,563
Adjusted EBITDA (7)	$181,359	$157,757

Note:	See pages 37 through 41 for footnotes.
          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, ARPU was $11.52 and $11.48, respectively. The increase was driven primarily by an increase in sales of premium services, including “Best of” programming, data services and streaming and an increase in other revenue due to additional subscribers subject to the U.S. Music Royalty Fee, partially offset by an increase in subscriber retention programs and in the number of subscribers on promotional plans.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, SAC, per gross subscriber addition was $57 and $59, respectively. The decrease was primarily due to a 19% increase in gross subscribers, lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers, partially offset by an increase in OEM production with factory-installed satellite radios compared to the three months ended March 31, 2010.
          Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, customer service and billing expenses, per average subscriber was $1.08 and $0.99, respectively. The increase was primarily due to higher call volume and handle time per call, an increase to bad debt expense driven by an alignment of policies and personnel costs, partially offset by lower general operating costs.
          Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 37 through 41 for more details.)
•	Three Months: For the three months ended March 31, 2011 and 2010, free cash flow was ($16,874) and ($127,203), respectively, an increase of $110,329. Net cash provided by operating activities increased $55,797 to $18,109 for the three months ended March 31, 2011 compared to the ($37,688) used in operations for the three months ended March 31, 2010. Capital expenditures for property and equipment for the three months ended March 31, 2011 decreased $63,982 to $34,983 compared to $98,965 for the three months ended March 31, 2010. The increase in net cash provided by operating activities was primarily the result of higher collections of amounts due from subscribers, the timing of interest payments on our debt, and the early repayment in the first quarter of 2010 of liabilities deferred in 2009 that were scheduled to be repaid, at 15% interest, in monthly installments from April 2010 through March 2011. The decrease in capital expenditures for the three months ended March 31, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in the fourth quarter of 2010 of our XM-5 satellite.
          Adjusted Total Revenue. Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See accompanying footnotes on pages 37 through 41 for more details.)

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Revenue:
Subscriber revenue, including effects of rebates	$622,437	$579,509
Advertising revenue, net of agency fees	16,558	14,527
Equipment revenue	15,867	14,283
Other revenue	68,977	55,465
Purchase price accounting adjustments:
Subscriber revenue, including effects of rebates	1,909	4,966
Other revenue	1,813	1,813

Adjusted total revenue	$727,561	$670,563

•	Three Months: Our adjusted total revenue increased 9%, or $56,998, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Subscriber revenue increased 7%, or $42,928, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in subscriber revenue was primarily attributable to a 8% increase in daily weighted average subscribers, an increase in sales of premium services, including “Best of” programming, data services and streaming. Other revenue increased 24%, or $13,512, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in other revenue was driven by additional subscribers subject to the U.S. Music Royalty Fee, which was introduced in the third quarter of 2009 and increased royalty revenue from Sirius Canada.
          Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying footnotes on pages 37 through 41 for more details):
•	Three Months: For the three months ended March 31, 2011 and 2010, adjusted EBITDA was $181,359 and $157,757, respectively, an increase of 15%, or $23,602. The increase was primarily due to an increase of 9%, or $56,998, in adjusted revenues, partially offset by an increase of 7%, or $33,396, in expenses included in adjusted EBITDA. The increase in adjusted revenue was primarily due to the increase in our subscriber base and by additional subscribers subject to the U.S. Music Royalty Fee. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 19% increase in gross additions, higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements, and increased customer service and billing expenses associated with subscriber growth, partially offset by lower programming and content costs.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010
          As of March 31, 2011 and December 31, 2010, we had $433,695 and $586,691, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Three Months Ended,
	March 31,
	2011	2010	2011 vs. 2010

Net cash provided by (used in) operating activities	$18,109	$(37,688)	$55,797
Net cash used in investing activities	(34,983)	(89,515)	54,532
Net cash (used in) provided by financing activities	(136,122)	12,252	(148,374)

Net decrease in cash and cash equivalents	(152,996)	(114,951)	(38,045)
Cash and cash equivalents at beginning of period	586,691	383,489	203,202

Cash and cash equivalents at end of period	$433,695	$268,538	$165,157

Cash Flows Provided by (Used in) Operating Activities
          Cash provided by operating activities increased by $55,797, or 148%, to $18,109 for the three months ended March 31, 2011 from cash used in operating activities of ($37,688) for the three months ended March 31, 2010. The primary drivers of our operating cash flow growth have been improvements in profitability and changes in operating assets and liabilities.
•	Our net income was $78,121 and $41,598 for the three months ended March 31, 2011 and 2010, respectively. Our revenue growth has been primarily due to an increase in our subscriber revenues of $42,928, or 7%, for the three months ended March 31, 2011.

•	Net non-cash adjustments to net income were $42,736 and $51,403 for the three months ended March 31, 2011 and 2010, respectively. Significant components of non-cash expenses, and their impact on cash flows from operating activities, include the following:

	For the Three Months Ended March 31,
	2011	2010

Depreciation and amortization	$68,400	$70,265
Loss on extinguishment of debt and credit facilities, net	5,994	2,450
Share-based payment expense	12,856	17,182
Other non-cash purchase price adjustments	(66,743)	(58,817)
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
          Share-based payment expense is expected to increase in future periods as we grant equity awards to our employees and directors. Compensation expense for share-based awards is recorded in the financial statements based on the fair value of the underlying equity awards. The fair value of stock option awards are determined using the Black-Scholes-Merton option-pricing model which is subject to various assumptions including the market price of our stock, estimated forfeiture rates of awards and the volatility of our stock price. The fair value of restricted shares and restricted stock units is based on the market price of our stock at date of grant.
          Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

•	Changes in operating assets and liabilities contributed ($102,748) and ($130,689) to operating cash flows for the three months ended March 31, 2011 and 2010, respectively. Significant changes in operating assets and liabilities include the timing of collections from our customers and the timing of payments to vendors and related parties. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments.
Cash Flows Used in Investing Activities
          Cash used for investing activities consists primarily of capital expenditures for property and equipment. Capital expenditures have decreased following the successful launch of XM-5. We will continue to incur significant costs to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. We have entered into various agreements to design, construct and launch our satellites in the normal course of business.
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
Financings and Capital Requirements
          We have historically financed our operations through the sale of debt and equity securities. The Certificate of Designations for our Series B-1 Preferred Stock provides that, so long as Liberty Media beneficially owns at least half of its initial equity investment, Liberty Media’s consent is required for certain actions, including the grant or issuance of our equity securities and the incurrence of debt (other than, in general, debt incurred to refinance existing debt) in amounts greater than $10,000 in any calendar year.
Future Liquidity and Capital Resource Requirements
          As disclosed in Note 14 to our unaudited consolidated financial statements, as of March 31, 2011, we expect to incur capital expenditures of approximately $107,597 and $4,734 in 2011 and 2012, respectively, and an additional $53,272 over the next five years, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.
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
Debt Covenants
          The indentures governing our debt include restrictive covenants. As of March 31, 2011, we were in compliance with our debt covenants.
          For a discussion of our “Debt Covenants”, refer to Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
          We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of March 31, 2011, approximately 271,578,000 shares of common stock were available for future grants under the 2009 Plan.
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
Critical Accounting Policies and Estimates
          For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 3 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates since December 31, 2010.

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter.

(2)	We measure the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Subscriber revenue (GAAP)	$622,437	$579,509
Add: net advertising revenue (GAAP)	16,558	14,527
Add: other subscription-related revenue (GAAP)	58,531	47,947
Add: purchase price accounting adjustments	1,909	4,966
	$699,435	$646,949

Daily weighted average number of subscribers	20,233,144	18,783,263

ARPU	$11.52	$11.48

(4)	Subscriber acquisition cost, per gross subscriber addition (or SAC, per gross subscriber addition) is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Subscriber acquisition costs (GAAP)	$105,270	$89,379
Less: margin from direct sales of radios and accessories (GAAP)	(9,462)	(6,364)
Add: purchase price accounting adjustments	21,656	17,666

	$117,464	$100,681

Gross subscriber additions	2,052,367	1,720,848

SAC, per gross subscriber addition	$57	$59

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

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Customer service and billing expenses (GAAP)	$65,836	$56,211
Less: share-based payment expense, net of purchase price accounting adjustments	(367)	(728)
Add: purchase price accounting adjustments	18	94

	$65,487	$55,577

Daily weighted average number of subscribers	20,233,144	18,783,263

Customer service and billing expenses, per average subscriber	$1.08	$0.99

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended March 31,
	2011	2010

Net cash provided by (used in) operating activities	$18,109	$(37,688)
Additions to property and equipment	(34,983)	(98,965)
Restricted and other investment activity	-	9,450

Free cash flow	$(16,874)	$(127,203)

(7)	EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; taxes expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Three Months Ended March 31,
	2011	2010
Net income (GAAP):	$78,121	$41,598
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 40-41)	3,722	6,779
Operating expenses (see pages 40-41)	(67,972)	(62,610)
Share-based payment expense, net of purchase price accounting adjustments	13,037	18,183
Depreciation and amortization (GAAP)	68,400	70,265
Interest expense, net of amounts capitalized (GAAP)	78,218	77,868
Loss on extinguishment of debt and credit facilities, net (GAAP)	5,994	2,450
Interest and investment loss (GAAP)	1,884	3,270
Other income (GAAP)	(1,617)	(1,213)
Income tax expense (GAAP)	1,572	1,167

Adjusted EBITDA	$181,359	$157,757

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three months ended March 31, 2011 and 2010:

	Unaudited For the Three Months Ended March 31, 2011
		Purchase Price	Allocation of Share-
	As Reported	Accounting	based Payment	Adjusted
(in thousands)		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$622,437	$1,909	$—	$624,346
Advertising revenue, net of agency fees	16,558	—	—	16,558
Equipment revenue	15,867	—	—	15,867
Other revenue	68,977	1,813	—	70,790

Total revenue	$723,839	$3,722	$—	$727,561

Operating expenses
Cost of services:
Revenue share and royalties	106,929	29,933	—	136,862
Programming and content	72,959	12,824	(2,510)	83,273
Customer service and billing	65,836	18	(367)	65,487
Satellite and transmission	18,560	239	(567)	18,232
Cost of equipment	6,405	—	—	6,405
Subscriber acquisition costs	105,270	21,656	—	126,926
Sales and marketing	47,819	3,212	(1,875)	49,156
Engineering, design and development	11,135	31	(1,142)	10,024
General and administrative	56,354	59	(6,576)	49,837
Depreciation and amortization (a)	68,400	—	—	68,400
Share-based payment expense (b)	—	—	13,037	13,037

Total operating expenses	$559,667	$67,972	$—	$627,639

(a)  Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2011 was $15,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,483	$27	$—	$2,510
Customer service and billing	349	18	—	367
Satellite and transmission	548	19	—	567
Sales and marketing	1,848	27	—	1,875
Engineering, design and development	1,111	31	—	1,142
General and administrative	6,517	59	—	6,576

Total share-based payment expense	$12,856	$181	$—	$13,037

	Unaudited For the Three Months Ended March 31, 2010
		Purchase Price	Allocation of Share-
		Accounting	based Payment
(in thousands)	As Reported	Adjustments	Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$579,509	$4,966	$—	$584,475
Advertising revenue, net of agency fees	14,527	—	—	14,527
Equipment revenue	14,283	—	—	14,283
Other revenue	55,465	1,813	—	57,278

Total revenue	$663,784	$6,779	$—	$670,563

Operating expenses
Cost of services:
Revenue share and royalties	98,184	25,355	—	123,539
Programming and content	78,434	15,147	(3,110)	90,471
Customer service and billing	56,211	94	(728)	55,577
Satellite and transmission	20,119	323	(1,053)	19,389
Cost of equipment	7,919	—	—	7,919
Subscriber acquisition costs	89,379	17,666	—	107,045
Sales and marketing	49,117	3,525	(2,700)	49,942
Engineering, design and development	11,436	186	(1,796)	9,826
General and administrative	57,580	314	(8,796)	49,098
Depreciation and amortization (a)	70,265	—	—	70,265
Share-based payment expense (b)	—	—	18,183	18,183

Total operating expenses	$538,644	$62,610	$—	$601,254

(a) Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended March 31, 2010 was $19,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,950	$160	$—	$3,110
Customer service and billing	634	94	—	728
Satellite and transmission	951	102	—	1,053
Sales and marketing	2,555	145	—	2,700
Engineering, design and development	1,610	186	—	1,796
General and administrative	8,482	314	—	8,796

Total share-based payment expense	$17,182	$1,001	$—	$18,183

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of March 31, 2011, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Carl Blessing et al. v. Sirius XM Radio Inc. A subscriber, Carl Blessing, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing’s lawsuit has been consolidated with substantially identical lawsuits brought by other subscribers. Mr. Blessing and 23 other plaintiffs purport to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. Based on these pricing changes, the suit raises four claims. First, the suit claims the pricing changes show that the Merger lessened competition or led to a monopoly in violation of the Clayton Act. Second, it claims that, for the same reason, the Merger led to monopolization in violation of the Sherman Act. Third, it claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. A fourth claim – that the alleged misrepresentation violates the implied duty of good faith and fair dealing we owe our subscribers under New York contract law – has been dismissed by the court. The complaint seeks monetary damages as well as treble damages under the Clayton Act.
          In March 2011, the court granted our motion for summary judgment and dismissed the plaintiffs’ claims that our subscriber service agreement misrepresents that the US Music Royalty Fee will be used exclusively to defray increases in royalty costs incurred since the filing of the merger application with the FCC (and as permitted by the FCC order) in violation of the consumer protection and unfair trade practice laws of 41 states and the District of Columbia. At the same time, the Court granted the plaintiff’s motion to certify as a class action, and denied our motion for summary judgment, the remaining claims that the Merger lessened competition, or led to a monopoly, in violation of the Clayton Act and led to monopolization in violation of the Sherman Act. A trial in this matter is expected to be scheduled for this summer. We believe that the plaintiffs’ claims are without merit and we are vigorously defending ourselves in this litigation.
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
          One Twelve, Inc. and Don Buchwald v. Sirius XM Radio Inc. In March 2011, One Twelve, Inc., Howard Stern’s production company, and Don Buchwald, Stern’s agent, commenced an action against us in the Supreme Court of the State of New York, County of New York. The action alleges that, upon the Merger, we failed to honor our obligations under the performance-based compensation provisions of our prior agreement dated October 2004 with One Twelve and Buchwald, as agent; One Twelve and Buchwald each assert a claim of breach of contract. More specifically, the complaint alleges that subscribers to the XM Satellite Radio service should have been counted as “Sirius subscribers” following the Merger for purposes of provisions entitling One Twelve and Buchwald to compensation in the event that the number of “Sirius subscribers” exceeded the projected growth amounts of Sirius subscribers by certain magnitudes specified in the 2004 agreement for each year of that agreement. The suit seeks damages, plus interest and costs, in an amount to be determined. We believe that the claims are without merit and intend to vigorously defend this action.
          Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS
          There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May 2011.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Ownership and Merger, dated January 12, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 12, 2011).

4.1
Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.2
Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.3
Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.4
Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.5
Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.6
Collateral Agreement, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as collateral agent, relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

10.1*
First Amendment, dated as of February 14, 2011, to the Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2011).

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

101.1**
The following information from Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Consolidated Statements of Stockholder’s Equity as of March 31, 2011 and Comprehensive Income for the

Exhibit	Description

three months ended March 31, 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	Furnished with this Form 10-Q.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.