Form 10-Q
period 2011-06-30
SIRIUS XM RADIO INC.
filed 2011-08-04
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of August 1, 2011)
COMMON STOCK, $0.001 PAR VALUE	3,949,186,152 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

PART I — Financial Information

Item 1.	Financial Statements:

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	1

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Consolidated Statements of Stockholders’ Equity as of June 30, 2011 and Comprehensive Income for the six months ended June 30, 2011	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	45

Item 4.	Controls and Procedures	45

PART II — Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	(Removed and Reserved)	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

	Signatures	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue:
Subscriber revenue	$639,642	$601,630	$1,262,080	$1,181,139
Advertising revenue, net of agency fees	18,227	15,797	34,785	30,323
Equipment revenue	17,022	18,520	32,889	32,802
Other revenue	69,506	63,814	138,482	119,280

Total revenue	744,397	699,761	1,468,236	1,363,544
Operating expenses:
Cost of services:
Revenue share and royalties	116,741	107,901	223,670	206,085
Programming and content	67,399	72,019	140,358	150,452
Customer service and billing	62,592	58,414	128,429	114,625
Satellite and transmission	18,998	19,982	37,558	40,100
Cost of equipment	7,601	7,805	14,006	15,724
Subscriber acquisition costs	105,162	110,383	210,432	199,762
Sales and marketing	51,442	56,177	99,261	105,294
Engineering, design and development	13,939	11,247	25,074	22,684
General and administrative	60,479	59,166	116,831	116,746
Depreciation and amortization	67,062	69,230	135,462	139,495
Restructuring, impairments and related costs	—	1,803	—	1,803

Total operating expenses	571,415	574,127	1,131,081	1,112,770

Income from operations	172,982	125,634	337,155	250,774
Other income (expense):
Interest expense, net of amounts capitalized	(76,196)	(76,802)	(154,414)	(154,670)
Loss on extinguishment of debt and credit facilities, net	(1,212)	(31,987)	(7,206)	(34,437)
Interest and investment income (loss)	80,182	378	78,298	(2,892)
Other income (loss)	183	(485)	1,799	728

Total other income (expense)	2,957	(108,896)	(81,523)	(191,271)

Income before income taxes	175,939	16,738	255,632	59,503
Income tax expense	(2,620)	(1,466)	(4,192)	(2,633)

Net income	$173,319	$15,272	$251,440	$56,870

Net income per common share:
Basic	$0.05	$0.00	$0.07	$0.02

Diluted	$0.03	$0.00	$0.04	$0.01

Weighted average common shares outstanding:
Basic	3,744,375	3,683,595	3,739,731	3,682,750

Diluted	6,804,297	6,363,955	6,790,729	6,357,507

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528,327	$586,691
Accounts receivable, net	100,834	121,658
Receivables from distributors	81,014	67,576
Inventory, net	32,317	21,918
Prepaid expenses	156,530	134,994
Related party current assets	6,264	6,719
Deferred tax asset	54,828	44,787
Other current assets	5,167	7,432

Total current assets	965,281	991,775
Property and equipment, net	1,722,673	1,761,274
Long-term restricted investments	3,146	3,396
Deferred financing fees, net	48,062	54,135
Intangible assets, net	2,602,425	2,632,688
Goodwill	1,834,856	1,834,856
Related party long-term assets	71,323	33,475
Other long-term assets	56,019	71,487

Total assets	$7,303,785	$7,383,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$481,977	$593,174
Accrued interest	70,565	72,453
Current portion of deferred revenue	1,295,653	1,201,346
Current portion of deferred credit on executory contracts	281,071	271,076
Current maturities of long-term debt	25,894	195,815
Related party current liabilities	15,802	15,845

Total current liabilities	2,170,962	2,349,709
Deferred revenue	244,573	273,973
Deferred credit on executory contracts	361,899	508,012
Long-term debt	2,671,770	2,695,856
Long-term related party debt	327,296	325,907
Deferred tax liability	927,120	914,637
Related party long-term liabilities	23,129	24,517
Other long-term liabilities	82,425	82,839

Total liabilities	6,809,174	7,175,450

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at June 30, 2011 and December 31, 2010: Series A convertible preferred stock; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $13 at June 30, 2011 and December 31, 2010); 12,500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized at June 30, 2011 and December 31, 2010; 3,948,913,078 and 3,933,195,112 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,949	3,933
Accumulated other comprehensive income (loss), net of tax	288	(5,861)
Additional paid-in capital	10,449,974	10,420,604
Accumulated deficit	(9,959,613)	(10,211,053)

Total stockholders’ equity	494,611	207,636

Total liabilities and stockholders’ equity	$7,303,785	$7,383,086

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual				Accumulated
	Convertible		Preferred Stock,				Other	Additional		Total
	Preferred Stock		Series B-1		Common Stock		Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Income (loss)	Capital	Deficit	Equity
Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Net income									251,440	251,440
Other comprehensive income:
Realized loss on XM Canada investment foreign currency translation adjustment	—	—	—	—	—	—	6,072	—	—	6,072
Foreign currency translation adjustment, net of tax of $46	—	—	—	—	—	—	77	—	—	77

Total comprehensive income	—	—	—	—	—	—	—	—	—	257,589
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	1,148,225	1	—	2,024	—	2,025
Share-based payment expense	—	—	—	—	—	—	—	20,440	—	20,440
Exercise of options and vesting of restricted stock units	—	—	—	—	7,446,790	8	—	6,913	—	6,921
Common stock issuance upon exercise of warrants		—	—	—	7,122,951	7	—	(7)	—	—

Balance at June 30, 2011	—	$—	12,500,000	$13	3,948,913,078	$3,949	$288	$10,449,974	$(9,959,613)	$494,611

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$251,440	$56,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,462	139,495
Non-cash interest expense, net of amortization of premium	19,234	22,294
Provision for doubtful accounts	17,744	15,756
Restructuring, impairments and related costs	—	1,803
Amortization of deferred income related to equity method investment	(1,388)	(2,137)
Loss on extinguishment of debt and credit facilities, net	7,206	34,437
Gain on merger of unconsolidated entities	(83,718)	—
Loss on unconsolidated entity investments, net	6,045	6,065
Loss on disposal of assets	269	(18)
Share-based payment expense	23,591	33,083
Deferred income taxes	2,223	2,633
Other non-cash purchase price adjustments	(134,862)	(120,706)
Distribution from investment in unconsolidated entity	4,849	—
Changes in operating assets and liabilities:
Accounts receivable	3,080	(14,296)
Receivables from distributors	(13,438)	(26,655)
Inventory	(10,399)	2,467
Related party assets	31,076	(701)
Prepaid expenses and other current assets	(20,871)	10,245
Other long-term assets	15,974	10,947
Accounts payable and accrued expenses	(101,552)	(76,144)
Accrued interest	(1,888)	(4,796)
Deferred revenue	63,649	105,004
Related party liabilities	(42)	(54,978)
Other long-term liabilities	(194)	319

Net cash provided by operating activities	213,490	140,987

Cash flows from investing activities:
Additions to property and equipment	(75,298)	(169,313)
Sale of restricted and other investments	—	9,454
Release of restricted investments	250	—
Return of capital from investment in unconsolidated entity	10,117	—

Net cash used in investing activities	(64,931)	(159,859)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,921	—
Long-term borrowings, net of costs	—	637,406
Related party long-term borrowings, net of costs	—	147,094
Payment of premiums on redemption of debt	(5,020)	(24,065)
Repayment of long-term borrowings	(208,824)	(810,977)
Repayment of related party long-term borrowings	—	(55,221)

Net cash used in financing activities	(206,923)	(105,763)

Net decrease in cash and cash equivalents	(58,364)	(124,635)
Cash and cash equivalents at beginning of period	586,691	383,489

Cash and cash equivalents at end of period	$528,327	$258,854

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Six Months Ended June 30,
(in thousands)	2011	2010
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$163,059	$128,176
Non-cash investing and financing activities:
Sale-leaseback of equipment	$—	$5,305
Common stock issuance upon exercise of warrants	$7	$—
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
          In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc. On January 12, 2011, XM Satellite Radio Inc., our wholly-owned subsidiary, merged with and into Sirius XM Radio Inc. All outstanding debt instruments held by XM Satellite Radio Inc. were assumed by Sirius XM Radio Inc. in the merger.
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
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for the fair presentation of our unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been made.
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 16, 2011.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.
(3) Summary of Significant Accounting Policies
     Use of Estimates
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the reported amounts and accompanying notes. Estimates, by their nature, are based on judgment and available information at this time. Actual results could differ materially from those estimates.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Recent Accounting Pronouncements
          In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.
          In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations.
     Earnings per Share (“EPS”)
          Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 96,155,764 and 686,407,346 for the three months ended June 30, 2011 and 2010, respectively, and 109,334,669 and 692,011,065 for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income available to common stockholders	$173,319	$15,272	$251,440	$56,870
Effect of assumed conversions	9,625	—	19,250	—

Net income available to common stockholders and assumed conversions	$182,944	$15,272	$270,690	$56,870

Average common shares outstanding-basic	3,744,375	3,683,595	3,739,731	3,682,750
Dilutive effect of equity instruments	3,059,922	2,680,360	3,050,998	2,674,757

Average common shares outstanding-diluted	6,804,297	6,363,955	6,790,729	6,357,507

Net income per common share
Basic	$0.05	$0.00	$0.07	$0.02

Diluted	$0.03	$0.00	$0.04	$0.01

     Accounts Receivable
          Accounts receivable, net, is stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the counterparty’s ability to pay.
          Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2011	2010
Gross accounts receivable	$112,661	$131,880
Allowance for doubtful accounts	(11,827)	(10,222)

Total accounts receivable, net	$100,834	$121,658

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	June 30,	December 31,
	2011	2010
Billed	$43,997	$30,456
Unbilled	37,017	37,120

Total	$81,014	$67,576

     Inventory
          Inventory consists of finished goods, refurbished goods, chip sets and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out or market basis. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
          Inventory, net, consists of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$25,870	$18,181
Finished goods	27,430	24,492
Allowance for obsolescence	(20,983)	(20,755)

Total inventory, net	$32,317	$21,918

     Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
          The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of June 30, 2011 and December 31, 2010, the carrying value of our debt was $3,024,960 and $3,217,578, respectively; and the fair value approximated $3,488,874 and $3,722,905, respectively.
     Reclassifications
          Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
          Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. During the three and six months ended June 30, 2011 and 2010, there were no indicators of impairment and no impairment loss was recorded to our goodwill.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(5) Intangible Assets
          Intangible assets consist of the following:

		June 30, 2011			December 31, 2010
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000

Definite life intangible assets:
Subscriber relationships	9 years	380,000	(168,428)	211,572	380,000	(144,325)	235,675
Licensing agreements	9.1 years	78,897	(29,137)	49,760	78,897	(24,130)	54,767
Proprietary software	6 years	16,552	(10,610)	5,942	16,552	(9,566)	6,986
Developed technology	10 years	2,000	(583)	1,417	2,000	(483)	1,517
Leasehold interests	7.4 years	132	(52)	80	132	(43)	89

Total intangible assets		$2,811,235	$(208,810)	$2,602,425	$2,811,235	$(178,547)	$2,632,688

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
          We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC license	Expiration year
SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 satellite(1)	2017
SIRIUS FM-5 satellite	2017
SIRIUS FM-6 satellite	(2)
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

(1)	In 2010, we retired the FM-4 ground spare satellite. We still maintain the FCC license for this satellite.

(2)	We hold an FCC license for the FM-6 satellite. The FCC license will expire eight years from launch of this satellite.
          Prior to expiration, we are required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of June 30, 2011, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. As of June 30, 2011, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three and six months ended June 30, 2011 and 2010.

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
          Amortization expense for definite life intangible assets was $14,960 and $16,818 for the three months ended June 30, 2011 and 2010, respectively, and $30,263 and $34,114 for the six months ended June 30, 2011 and 2010, respectively. Expected amortization expense for the remaining period in 2011, each of the years 2012 through 2015 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2011	$28,817
2012	53,680
2013	47,357
2014	38,879
2015	37,553
Thereafter	62,485

Total definite life intangibles assets, net	$268,771

(6) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.
          Subscriber revenue consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Subscription fees	$636,251	$598,098	$1,255,542	$1,172,819
Activation fees	3,391	3,532	6,538	8,320

Total subscriber revenue	$639,642	$601,630	$1,262,080	$1,181,139

(7) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites and related launch vehicles for our FM-6 satellite in 2011 and for our FM-6 and XM-5 satellites in 2010. We also incur interest costs on all of our debt instruments and certain contingent incentive payments due pursuant to our satellite construction agreements. The following is a summary of our interest costs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest costs charged to expense	$76,196	$76,802	$154,414	$154,670
Interest costs capitalized	8,068	16,253	15,318	30,430

Total interest costs incurred	$84,264	$93,055	$169,732	$185,100

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees, of $9,661 and $11,175 for the three months ended June 30, 2011 and 2010, respectively, and $19,234 and $22,294 for the six months ended June 30, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	June 30,	December 31,
	2011	2010
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	109,819	109,582
Leasehold improvements	43,352	43,567
Broadcast studio equipment	52,106	51,985
Capitalized software and hardware	171,222	163,689
Satellite telemetry, tracking and control facilities	58,221	57,665
Furniture, fixtures, equipment and other	63,735	63,265
Land	38,411	38,411
Building	56,887	56,685
Construction in progress	351,611	297,771

Total property and equipment	2,888,901	2,826,157
Accumulated depreciation and amortization	(1,166,228)	(1,064,883)

Property and equipment, net	$1,722,673	$1,761,274

          Construction in progress consists of the following:

	June 30,	December 31,
	2011	2010
Satellite system	$313,446	$262,744
Terrestrial repeater network	18,753	19,239
Other	19,412	15,788

Construction in progress	$351,611	$297,771

          Depreciation and amortization expense on property and equipment was $52,102 and $52,412 for the three months ended June 30, 2011 and 2010, respectively, and $105,199 and $105,381 for the six months ended June 30, 2011 and 2010, respectively.
     Satellites
          We own four orbiting satellites for use in the SIRIUS system. Space Systems/Loral is constructing a fifth satellite, FM-6, for use in this system which is anticipated to launch in the fourth quarter of 2011. We have an agreement with International Launch Services to launch this satellite on a Proton rocket.
          We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.
          During the three and six months ended June 30, 2011, we capitalized expenditures, including interest, of $29,137 and $50,702, respectively, related to the construction of the FM-6 satellite and related launch vehicle. In the three and six months ended June 30, 2010, we capitalized $88,309 and $123,454, respectively, of expenditures, including interest, which also related to FM-6 and XM-5.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(9) Related Party Transactions
          We had the following related party transaction balances at June 30, 2011 and December 31, 2010:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011*	2010	2011*	2010	2011*	2010	2011*	2010	2011*	2010
Liberty Media	$—	$—	$1,385	$1,571	$9,723	$9,765	$—	$—	$327,296	$325,907
Sirius XM Canada	6,264	—	69,938	—	6,079	—	23,129	—	—	—
SIRIUS Canada	—	5,613	—	—	—	1,805	—	—	—	—
XM Canada	—	1,106	—	31,904	—	4,275	—	24,517	—	—

Total	$6,264	$6,719	$71,323	$33,475	$15,802	$15,845	$23,129	$24,517	$327,296	$325,907

*	SIRIUS Canada and XM Canada combined in June 2011. The combined entity now operates as Sirius XM Canada.
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
          The Series B Preferred Stock is convertible into 2,586,976,000 shares of common stock. Liberty Media has agreed not to acquire more than 49.9% of our outstanding common stock prior to March 2012, except that Liberty Media may acquire more than 49.9% of our outstanding common stock at any time pursuant to any cash tender offer for all of the outstanding shares of our common stock that are not beneficially owned by Liberty Media or its affiliates at a price per share greater than the closing price of the common stock on the trading day preceding the earlier of the public announcement or commencement of such tender offer. The Investment Agreement also provides for certain other standstill provisions ending in March 2012.
          Liberty Media has advised us that as of June 30, 2011 and December 31, 2010, respectively, it owned the following amounts of our debt securities:

	June 30,	December 31,
	2011	2010
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000

Total principal debt	337,000	337,000
Less: discounts	9,704	11,093

Total carrying value debt	$327,296	$325,907

          As of June 30, 2011 and December 31, 2010, we recorded $9,723 and $9,765, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $8,851 and $10,902 for the three months ended June 30, 2011 and 2010, respectively, and $17,784 and $19,964 for the six months ended June 30, 2011 and 2010, respectively.
     Sirius XM Canada
          In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and SIRIUS Canada completed a transaction to combine their operations (“the Canada Merger”). As a result of the Canada merger, SIRIUS Canada is a wholly-owned subsidiary of CSR. The combined company will operate as Sirius XM Canada. In connection with the transaction, we received:
•	approximately 46,700,000 Class A shares of CSR, representing a 38.0% equity interest and a 25.0% voting interest;

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•	$53,781 in cash as repayment of the XM Canada credit facility ($38,815) and consideration for our preferred stock in SIRIUS Canada ($10,117 as a return of capital and $4,849 in dividends); and

•	approximately $4,100 in non-interest bearing notes of CSR, which primarily have a two year term.
          Our interest in Sirius XM Canada will be accounted for under the equity method. The transaction was accounted for as a reverse acquisition whereby SIRIUS Canada was deemed to be the acquirer of CSR. As a result of the transaction, we recognized an $83,718 gain in Interest and investment income during the three months ended June 30, 2011.
          The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We will periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income. As of June 30, 2011, our investment balance in Sirius XM Canada was approximately $54,800, $30,000 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets. Sirius XM Canada is still evaluating the fair value allocation between goodwill and intangible assets; the final purchase price allocation is not expected to have a material effect on our financial statements.
          We provide Sirius XM Canada with chipsets and other services and we are reimbursed for these costs. As of June 30, 2011, amounts due for these costs totaled $6,264 and is reported as Related party current assets.
          As of June 30, 2011, amounts due from Sirius XM Canada also included $7,576 attributable to deferred programming costs and accrued interest, all of which is reported as Related party long-term assets.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada and assumed by Sirius XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of June 30, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,537 and $4, respectively. As of December 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,302 and $11, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.
          Our share of net earnings or losses of Sirius XM Canada will be recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag.
     SIRIUS Canada
          We had an equity interest of 49.9% in SIRIUS Canada until June 21, 2011 when the transaction between XM Canada and SIRIUS Canada closed. Our investment balance was zero as of December 31, 2010 as our investment balance was absorbed by our share of net losses generated by SIRIUS Canada.
          In 2005, we entered into a license and services agreement with SIRIUS Canada. Pursuant to such agreement, we are reimbursed for certain costs incurred to provide SIRIUS Canada service, including certain costs incurred for the production and distribution of radios, as well as information technology support costs. In consideration for the rights granted pursuant to this license and services agreement, we have the right to receive a royalty equal to a percentage of SIRIUS Canada’s gross revenues based on subscriber levels (ranging between 5% to 15%) and the number of Canadian-specific channels made available to SIRIUS Canada.
          We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011*	2010	2011*	2010
Royalty income	$5,475	$1,765	$9,945	$3,440
Dividend income	222	231	460	457

Total revenue from SIRIUS Canada	$5,697	$1,996	$10,405	$3,897

*	SIRIUS Canada combined with XM Canada in June 2011.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by SIRIUS Canada during the three and six months ended June 30, 2011 and 2010. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended June 30, 2011 and 2010 were $2,763 and $2,393, respectively, and for the six months ended June 30, 2011 and 2010 were $5,253 and $4,835, respectively.
          Our share of net earnings or losses of SIRIUS Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag. Our share of SIRIUS Canada’s net loss was $5,259 and $1,316 for the three months ended June 30, 2011 and 2010, respectively, and $9,717 and $3,218 for the six months ended June 30, 2011 and 2010, respectively. The payments received from SIRIUS Canada in excess of carrying value was $3,868 and $3,710 for the three months ended June 30, 2011 and 2010, respectively, and $6,748 and $3,710 for the six months ended June 30, 2011 and 2010, respectively.
     XM Canada
          We had an equity interest of 21.5% in XM Canada until June 21, 2011 when transaction between XM Canada and SIRIUS Canada closed. Our investment balance was zero as of December 31, 2010 as our investment balance was absorbed by our share of net losses generated by XM Canada.
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of June 30, 2011 and December 31, 2010, the carrying value of deferred revenue related to this agreement was $27,405 and $28,792, respectively.
          The Cdn$45,000 standby credit facility we extended to XM Canada was paid and terminated as a result of the Canada Merger. We received $38,815 in cash upon payment of the standby credit facility. As a result of the repayment of the credit facility and completion of the Canada Merger, we released a $15,649 valuation allowance related to the absorption of our share of the net loss from our investment in XM Canada as of June 21, 2011.
          As of December 31, 2010, amounts due from XM Canada also included $7,201 attributable to deferred programming costs and accrued interest, all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011*	2010	2011*	2010
Amortization of XM Canada deferred income	$694	$694	$1,388	$1,388
Subscriber and activation fee royalties	2,860	2,658	5,483	5,005
Licensing fee revenue	1,500	750	3,000	2,250
Advertising reimbursements	416	333	833	667

Total revenue from XM Canada	$5,470	$4,435	$10,704	$9,310

*	XM Canada combined with SIRIUS Canada in June 2011.
          Our share of net earnings or losses of XM Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag. Our share of XM Canada’s net loss was $3,992 and $3,339 for the three months ended June 30, 2011 and 2010, respectively, and $6,045 and $6,490 for the six months ended June 30, 2011 and 2010, respectively.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
          We have a long-term distribution agreement with American Honda. American Honda had a representative on our board of directors and was considered a related party through May 27, 2010. We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying subscriber and we share with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed satellite radios.
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2010*	2010*
GM	$4,995	$12,759
American Honda	2,103	4,990

Total	$7,098	$17,749

*	GM and American Honda were considered related parties through May 27, 2010.
          We have incurred the following related party expenses with GM and American Honda:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010*		2010*
		American		American
	GM	Honda	GM	Honda
Sales and marketing	$5,575	$—	$13,374	$—
Revenue share and royalties	6,756	1,337	15,823	3,167
Subscriber acquisition costs	7,027	742	17,514	1,969
Customer service and billing	50	—	125	—
Interest expense, net of amounts capitalized	—	—	1,421	—

Total	$19,408	$2,079	$48,257	$5,136

*	GM and American Honda were considered related parties through May 27, 2010.
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
     Restricted Investments
          Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of June 30, 2011 and December 31, 2010, our Long-term restricted investments were $3,146 and $3,396, respectively. During the three months ended June 30, 2011, $250 of obligations relating to these letters of credit were terminated.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	June 30,	December 31,
	(per share)	2011	2010
3.25% Convertible Notes due 2011 (a)	$5.30	$23,866	$191,979
Less: discount		(24)	(515)
8.75% Senior Notes due 2015 (b)	N/A	800,000	800,000
Less: discount		(11,011)	(12,213)
9.75% Senior Secured Notes due 2015 (c)	N/A	257,000	257,000
Less: discount		(9,260)	(10,116)
11.25% Senior Secured Notes due 2013 (d)	N/A	—	36,685
Less: discount		—	(1,705)
13% Senior Notes due 2013 (e)	N/A	778,500	778,500
Less: discount		(49,965)	(59,592)
7% Exchangeable Senior Subordinated Notes due 2014 (f)	$1.875	550,000	550,000
Less: discount		(6,809)	(7,620)
7.625% Senior Notes due 2018 (g)	N/A	700,000	700,000
Less: discount		(11,488)	(12,054)
Other debt:
Capital leases	N/A	4,151	7,229

Total debt		3,024,960	3,217,578
Less: total current maturities non-related party		25,894	195,815

Total long-term		2,999,066	3,021,763
Less: related party		327,296	325,907

Total long-term, excluding related party		$2,671,770	$2,695,856

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
          In 2011, we purchased $168,113 of the outstanding 3.25% Notes at prices between 100.75% and 101% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $1,212 for the three months ended June 30, 2011 and $2,291 for the six months ended June 30, 2011, which consists primarily of cash premiums paid, unamortized discount and deferred financing fees.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     (d) 11.25% Senior Secured Notes due 2013
          In June 2009, we issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352.
          In October 2010, we purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our 2010 consolidated statement of operations. The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 was recorded during the six months ended June 30, 2011.
     (e) 13% Senior Notes due 2013
          In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes mature on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guarantee the obligations under the 13% Notes.
     (f) 7% Exchangeable Senior Subordinated Notes due 2014
          In August 2008, we issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations and rank junior in right of payment to our existing and future senior debt and equally in right of payment with our existing and future senior subordinated debt. Substantially all of our domestic wholly-owned subsidiaries have guaranteed the Exchangeable Notes on a senior subordinated basis.
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
     (g) 7.625% Senior Notes due 2018
          In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011, at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase $489,065 aggregate principal amount of the 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Senior Notes.
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
          At June 30, 2011, we were in compliance with our debt covenants.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(12) Stockholders’ Equity
     Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of June 30, 2011 and December 31, 2010. There were 3,948,913,078 and 3,933,195,112 shares of common stock issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.
          As of June 30, 2011, approximately 3,287,210,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. The obligations of MS to us under its share lending agreement are guaranteed by its parent company, Morgan Stanley. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of June 30, 2011, there were 202,400,000 shares loaned under the facilities.
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
          We recorded interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs of $2,760 and $2,491, respectively, for the three months ended June 30, 2011 and 2010 and $5,450 and $4,918, respectively, for the six months ended June 30, 2011 and 2010. As of June 30, 2011, the unamortized balance of the debt issuance costs was $45,793, with $44,877 recorded in deferred financing fees, net, and $916 recorded in long-term related party assets. As of December 31, 2010, the unamortized balance of the debt issuance costs was $51,243, with $50,218 recorded in deferred financing fees, net, and $1,025 recorded in long-term related party assets. As of June 30, 2011 and December 31, 2010, the estimated fair value of the remaining 202,400,000 loaned shares was approximately $443,256 and $329,912, respectively.
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $0 and $219 in the three months ended June 30, 2011 and 2010, respectively, and $1,568 and $1,860 in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, there was $0 and $1,568 remaining balance of common stock value included in other current assets, respectively.
     Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of June 30, 2011 and December 31, 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of June 30, 2011 and December 31, 2010.
          There were 12,500,000 shares of Series B Preferred Stock issued and outstanding as of June 30, 2011 and December 31, 2010. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock.
          There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of June 30, 2011 and December 31, 2010. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide. The Rights Plan expired on August 1, 2011.
     Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution and programming agreements, satellite purchase agreements and certain debt issuances. As of June 30, 2011, approximately 24,346,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $2.96 per share were outstanding and fully vested as of December 31, 2009 and expire at various times through 2015. For the three and six months ended June 30, 2011, 525,000 and 1,575,000 of warrants expired, respectively.
          In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.
     Rights Plan
          In April 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 29, 2009 (the “Rights Plan”). The Rights Plan was intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock is converted into common stock) without the approval of our board of directors. The Rights Plan expired on August 1, 2011.
(13) Benefits Plans
          We recognized share-based payment expense of $10,735 and $15,682 for the three months ended June 30, 2011 and 2010, respectively, and $22,023 and $31,223 for the six months ended June 30, 2011 and 2010, respectively. We did not realize any income tax benefits from share-based benefits plans during the three and six months ended June 30, 2011 and 2010 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2011, approximately 271,986,000 shares of common stock were available for future grants under the 2009 Plan.

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
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.8%	2.2%	1.8%	2.5%
Expected life of options — years	5.25	5.11	5.25	5.06
Expected stock price volatility	56%	86%	56%	85%
Expected dividend yield	0%	0%	0%	0%
          There were no options granted to third parties during the three and six months ended June 30, 2011 and 2010.
          We estimate fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility.
          The following table summarizes stock option activity under our share-based payment plans for the six months ended June 30, 2011 (shares in thousands):

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding, December 31, 2010	401,870	$1.32
Granted	719	$2.33
Exercised	(7,346)	$0.94
Forfeited, cancelled or expired	(17,613)	$4.30

Outstanding, June 30, 2011	377,630	$1.19	6.14	$495,613

Exercisable, June 30, 2011	113,277	$2.42	4.67	$90,035

          The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $1.17 and $0.47, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $7,393 and $221, respectively.
          We recognized share-based payment expense associated with stock options of $9,920 and $10,254 for the three months ended June 30, 2011 and 2010, respectively, and $19,897 and $20,780 for the six months ended June 30, 2011 and 2010, respectively.
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the six months ended June 30, 2011 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2010	2,397	$2.57
Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05

Nonvested, June 30, 2011	421	$1.46

          There were no shares granted during the six months ended June 30, 2011 and 2010. The total intrinsic value of restricted stock and restricted stock units that vested during the six months ended June 30, 2011 and 2010 was $3,178 and $3,885, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $1 and $2,116 for the three months ended June 30, 2011 and 2010, respectively, and $543 and $4,674 for the six months ended June 30, 2011 and 2010, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at June 30, 2011 and December 31, 2010, net of estimated forfeitures, was $84,971 and $108,170, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of June 30, 2011.
     401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.
          The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the plans was $814 and $718 for the three months ended June 30, 2011 and 2010, respectively, and $1,583 and $1,925 for the six months ended June 30, 2011 and 2010, respectively.
          We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. We currently do not anticipate contributing to the profit sharing portion of the Sirius XM Plan in 2011. Profit-sharing contribution expense was $0 and $2,594 for the three months ended June 30, 2011 and 2010, respectively, and $0 and $3,844 for the six months ended June 30, 2011 and 2010, respectively.
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of June 30, 2011:

	Remaining
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations (1)	$25,076	$1,623	$779,636	$550,182	$1,057,000	$700,000	$3,113,517
Cash interest payments (1)	144,617	288,338	288,208	186,935	113,433	160,125	1,181,656
Satellite and transmission	57,826	27,150	4,773	13,250	13,156	22,093	138,248
Programming and content	101,051	223,387	177,284	151,881	145,531	3,750	802,884
Marketing and distribution	38,086	25,083	17,611	12,017	9,804	11,033	113,634
Satellite incentive payments	4,652	12,643	12,790	12,820	12,165	86,185	141,255
Operating lease obligations	16,658	31,654	27,485	21,313	13,242	5,101	115,453
Other	23,870	14,850	2,837	387	196	140	42,280

Total (2)	$411,836	$624,728	$1,310,624	$948,785	$1,364,527	$988,427	$5,648,927

(1)	Includes captial lease obligations.

(2)	The table does not include our reserve for uncertain taxes, which at June 30, 2011 totaled $1,496, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our satellites. As of June 30, 2011, we have accrued $29,240 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
          Space Systems/Loral may be entitled to future in-orbit performance payments. As of June 30, 2011, we have accrued $11,659 and $21,450 related to contingent performance payments for FM-5 and XM-5, respectively, based on expected operating performance over their fifteen-year design life.
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
     Legal Proceedings
          In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. Our significant legal proceedings are discussed under Item 1, Legal Proceedings in Part II, Other Information.

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
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies;

•	our ability to retain subscribers and maintain our average monthly revenue per subscriber;

•	our dependence upon automakers and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;

•	the first quarter tragedy in Japan, which may have certain adverse effects on automakers, radio manufacturers and other third parties that play a role in the supply of satellite radios;

•	our substantial indebtedness; and

•	the useful life of our satellites, which, in most cases, are not insured.
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
          As of June 30, 2011, we had 21,016,175 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our weather, traffic, data and video services.
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
               We also have an interest in the satellite radio services offered in Canada. In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and SIRIUS Canada completed a transaction to combine their operations (“the Canada Merger”). Following the Canada Merger, we own approximately 38.0% of the equity of CSR, which operates as Sirius XM Canada.
Actual Results of Operations
          Set forth below are our results of operations for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010.

	Unaudited				2011 vs 2010 Change		2011 vs 2010 Change
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months		Six Months
	2011	2010	2011	2010	Amount	%	Amount	%
Revenue:
Subscriber revenue, including effects of rebates	$639,642	$601,630	$1,262,080	$1,181,139	$38,012	6%	$80,941	7%
Advertising revenue, net of agency fees	18,227	15,797	34,785	30,323	2,430	15%	4,462	15%
Equipment revenue	17,022	18,520	32,889	32,802	(1,498)	(8%)	87	0%
Other revenue	69,506	63,814	138,482	119,280	5,692	9%	19,202	16%

Total revenue	744,397	699,761	1,468,236	1,363,544	44,636	6%	104,692	8%

Operating expenses:
Revenue share and royalties	116,741	107,901	223,670	206,085	8,840	8%	17,585	9%
Programming and content	67,399	72,019	140,358	150,452	(4,620)	(6%)	(10,094)	(7%)
Customer service and billing	62,592	58,414	128,429	114,625	4,178	7%	13,804	12%
Satellite and transmission	18,998	19,982	37,558	40,100	(984)	(5%)	(2,542)	(6%)
Cost of equipment	7,601	7,805	14,006	15,724	(204)	(3%)	(1,718)	(11%)
Subscriber acquisition costs	105,162	110,383	210,432	199,762	(5,221)	(5%)	10,670	5%
Sales and marketing	51,442	56,177	99,261	105,294	(4,735)	(8%)	(6,033)	(6%)
Engineering, design and development	13,939	11,247	25,074	22,684	2,692	24%	2,390	11%
General and administrative	60,479	59,166	116,831	116,746	1,313	2%	85	0%
Depreciation and amortization	67,062	69,230	135,462	139,495	(2,168)	(3%)	(4,033)	(3%)
Restructuring, impairments and related costs	—	1,803	—	1,803	(1,803)	(100%)	(1,803)	(100%)

Total operating expenses	571,415	574,127	1,131,081	1,112,770	(2,712)	(0%)	18,311	2%

Income from operations	172,982	125,634	337,155	250,774	47,348	38%	86,381	34%
Other income (expense):
Interest expense, net of amounts capitalized	(76,196)	(76,802)	(154,414)	(154,670)	606	1%	256	0%
Loss on extinguishment of debt and credit facilities, net	(1,212)	(31,987)	(7,206)	(34,437)	30,775	96%	27,231	79%
Interest and investment income (loss)	80,182	378	78,298	(2,892)	79,804	nm	81,190	nm
Other income (loss)	183	(485)	1,799	728	668	138%	1,071	147%

Total other income (expense)	2,957	(108,896)	(81,523)	(191,271)	111,853	103%	109,748	57%

Income before income taxes	175,939	16,738	255,632	59,503	159,201	951%	196,129	330%
Income tax expense	(2,620)	(1,466)	(4,192)	(2,633)	(1,154)	(79%)	(1,559)	(59%)

Net income	$173,319	$15,272	$251,440	$56,870	$158,047	1,035%	$194,570	342%

nm — not meaningful
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended June 30, 2011 and 2010, subscriber revenue was $639,642 and $601,630, respectively, an increase of 6%, or $38,012. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers and an increase in sales of premium services, including “Best of” programming, data services and streaming, partially offset by the impact of customer retention programs.

•	Six Months: For the six months ended June 30, 2011 and 2010, subscriber revenue was $1,262,080 and $1,181,139, respectively, an increase of 7%, or $80,941. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers and an increase in sales of premium services, including “Best of” programming, data services and streaming, partially offset by the impact of customer retention programs.
          The growth of future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.

•	Three Months: For the three months ended June 30, 2011 and 2010, advertising revenue was $18,227 and $15,797, respectively, an increase of 15%, or $2,430. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
•	Six Months: For the six months ended June 30, 2011 and 2010, advertising revenue was $34,785 and $30,323, respectively, an increase of 15%, or $4,462. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.
          Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as advertisers are attracted by the growth in our subscriber base and national advertising spend increases.
          Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
•	Three Months: For the three months ended June 30, 2011 and 2010, equipment revenue was $17,022 and $18,520, respectively, a decrease of 8%, or $1,498. The decrease was driven by a decline in royalties from OEM installations due to the impact in the first quarter of the tragedy in Japan on automakers.
•	Six Months: For the six months ended June 30, 2011 and 2010, equipment revenue was $32,889 and $32,802, respectively, an increase of $87. The increase was driven by royalties from increased OEM installations, partially offset by the impact in the first quarter of the tragedy in Japan on automakers.
          We expect equipment revenue to fluctuate based on OEM installations for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.
          Other Revenue primarily includes the U.S. Music Royalty Fee and revenue from affiliates.
•	Three Months: For the three months ended June 30, 2011 and 2010, other revenue was $69,506 and $63,814, respectively, an increase of 9%, or $5,692. The increase was primarily due to an increase in subscribers subject to the U.S. Music Royalty Fee, which was partially offset by a reduction to that fee, and increased royalty revenue from Sirius Canada.
•	Six Months: For the six months ended June 30, 2011 and 2010, other revenue was $138,482 and $119,280, respectively, an increase of 16%, or $19,202. The increase was primarily due to an increase in subscribers subject to the U.S. Music Royalty Fee, which was partially offset by a reduction to that fee, and increased royalty revenue from Sirius Canada.
               Future other revenues will be dependent upon revenues from our Canadian affiliate and the amount assessed for the U.S. Music Royalty Fee. We expect other revenue will grow as our subscribers subject to the U.S. Music Royalty Fee grow and as our Canadian affiliate grows.
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
•	Three Months: For the three months ended June 30, 2011 and 2010, revenue share and royalties were $116,741 and $107,901, respectively, an increase of 8%, or $8,840 and increased as a percentage of total revenue. The increase was primarily attributable to a 17% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $4,717 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

•	Six Months: For the six months ended June 30, 2011 and 2010, revenue share and royalties were $223,670 and $206,085, respectively, an increase of 9%, or $17,585 and remained flat as a percentage of total revenue. The increase was primarily attributable to a 16% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $9,295 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

          We expect our revenue share and royalty costs to increase as our revenues grow, as we expand our distribution of satellite radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 7.5% and 7.0% of gross revenues, subject to certain exclusions, for the six months ended June 30, 2011 and 2010, respectively, and will pay royalties of 8.0% for 2012. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts.
•	Three Months: For the three months ended June 30, 2011 and 2010, programming and content expenses were $67,399 and $72,019, respectively, a decrease of 6%, or $4,620, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements, production costs and general operating costs, partially offset by increases in personnel costs and a $1,915 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

•	Six Months: For the six months ended June 30, 2011 and 2010, programming and content expenses were $140,358 and $150,452, respectively, a decrease of 7%, or $10,094, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements, production costs and general operating costs, partially offset by increases in personnel costs and a $4,239 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.
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
•	Three Months: For the three months ended June 30, 2011 and 2010, customer service and billing expenses were $62,592 and $58,414, respectively, an increase of 7%, or $4,178, and remained flat as a percentage of total revenue. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers which drove higher call volume, billing and collection costs, transaction fees and personnel costs, partially offset by lower general operating costs.
•	Six Months: For the six months ended June 30, 2011 and 2010, customer service and billing expenses were $128,429 and $114,625, respectively, an increase of 12%, or $13,804, and increased as a percentage of total revenue. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers which drove higher call volume, billing and collection costs, transaction fees, bad debt expense and personnel costs, partially offset by lower general operating costs.
          We expect our customer service and billing expenses to increase as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; and broadcast studios.
•	Three Months: For the three months ended June 30, 2011 and 2010, satellite and transmission expenses were $18,998 and $19,982, respectively, a decrease of 5%, or $984, and decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses and personnel costs.

•	Six Months: For the six months ended June 30, 2011 and 2010, satellite and transmission expenses were $37,558 and $40,100, respectively, a decrease of 6%, or $2,542, and decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses and personnel costs.
          We expect satellite and transmission expenses to remain relatively flat as decreasing operating costs associated with our current in-orbit satellite fleet are offset by operating costs incurred on new satellites and increasing costs as we enhance our terrestrial repeater network.

          Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
•	Three Months: For the three months ended June 30, 2011 and 2010, cost of equipment was $7,601 and $7,805, respectively, a decrease of 3%, or $204, and remained flat as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs.
•	Six Months: For the six months ended June 30, 2011 and 2010, cost of equipment was $14,006 and $15,724, respectively, a decrease of 11%, or $1,718, and remained flat as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs and reduced costs to produce aftermarket radios.
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
•	Three Months: For the three months ended June 30, 2011 and 2010, subscriber acquisition costs were $105,162 and $110,383, respectively, a decrease of 5%, or $5,221, and decreased as a percentage of total revenue. The decrease was primarily a result of improved OEM subsidy rates per vehicle and a $1,510 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger, partially offset by the 8% increase in gross subscriber additions.
•	Six Months: For the six months ended June 30, 2011 and 2010, subscriber acquisition costs were $210,432 and $199,762, respectively, an increase of 5%, or $10,670, but decreased as a percentage of total revenue. The increase was primarily a result of the 13% increase in gross subscriber additions and higher subsidies related to the 16% increase in OEM installations, partially offset by improved OEM subsidy rates per vehicle and a $5,500 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.
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
•	Three Months: For the three months ended June 30, 2011 and 2010, sales and marketing expenses were $51,442 and $56,177, respectively, a decrease of 8%, or $4,735, and decreased as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising and event marketing, partially offset by increased subscriber communications and retention programs.
•	Six Months: For the six months ended June 30, 2011 and 2010, sales and marketing expenses were $99,261 and $105,294, respectively, a decrease of 6%, or $6,033, and decreased as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising and event marketing, partially offset by increased subscriber communications and retention programs.
          We expect sales and marketing expenses to increase as we increase advertising and promotional initiatives to attract new subscribers in existing and new distribution channels, and launch and expand programs to retain our existing subscribers and win-back former subscribers.

          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended June 30, 2011 and 2010, engineering, design and development expenses were $13,939 and $11,247, respectively, an increase of 24%, or $2,692, but remained flat as a percentage of total revenue. The increase was primarily due to higher aftermarket product development costs, partially offset by lower share-based payment expenses.
•	Six Months: For the six months ended June 30, 2011 and 2010, engineering, design and development expenses were $25,074 and $22,684, respectively, an increase of 11%, or $2,390, but remained flat as a percentage of total revenue. The increase was primarily due to higher aftermarket product development costs, partially offset by lower share-based payment expenses.
          We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended June 30, 2011 and 2010, general and administrative expenses were $60,479 and $59,166, respectively, an increase of 2%, or $1,313, and remained flat as a percentage of total revenue. The increase was primarily due to an increase in legal settlement costs, partially offset by lower personnel costs and share-based payment expense.
•	Six Months: For the six months ended June 30, 2011 and 2010, general and administrative expenses were $116,831 and $116,746, respectively, an increase of $85, but decreased as a percentage of total revenue. The increase was primarily due to higher legal costs, including settlement costs, partially offset by lower personnel costs and share-based payment expense.
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
•	Three Months: For the three months ended June 30, 2011 and 2010, depreciation and amortization expense was $67,062 and $69,230, respectively, a decrease of 3%, or $2,168, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in service.
•	Six Months: For the six months ended June 30, 2011 and 2010, depreciation and amortization expense was $135,462 and $139,495, respectively, a decrease of 3%, or $4,033, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in service.
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
•	Three Months: For the three months ended June 30, 2010, restructuring, impairments and related costs were $1,803. The costs were related to the re-organization of our staff and contract termination costs in the three months ended June 30, 2010 with no such costs in 2011.

•	Six Months: For the six months ended June 30, 2010, restructuring, impairments and related costs were $1,803. The costs were related to the re-organization of our staff and contract termination costs in the six months ended June 30, 2010 with no such costs in 2011.

     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.
•	Three Months: For the three months ended June 30, 2011 and 2010, interest expense was $76,196 and $76,802, respectively, a decrease of $606. The decrease was primarily due to the mix of outstanding debt with lower interest rates, partially offset by lower capitalized interest related to the construction of our satellites and related launch vehicles.
•	Six Months: For the six months ended June 30, 2011 and 2010, interest expense was $154,414 and $154,670, respectively, a decrease of $256. The decrease was primarily due to the mix of outstanding debt with lower interest rates, partially offset by lower capitalized interest related to the construction of our satellites and related launch vehicles.
          We expect interest expense to decline as debt outstanding declines due to retirements at maturity or call dates and through debt repurchases.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended June 30, 2011 and 2010, loss on extinguishment of debt and credit facilities, net, was $1,212 and $31,987, respectively, a decrease of 96%, or $30,775. During the three months ended June 30, 2011, the loss was incurred on the partial repayment of our 3.25% Convertible Notes due 2011. During the three months ended June 30, 2010, the loss was incurred on the repayment of SIRIUS’ 9.625% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011.

•	Six Months: For the six months ended June 30, 2011 and 2010, loss on extinguishment of debt and credit facilities, net, was $7,206 and $34,437, respectively, a decrease of 79%, or $27,231. During the six months ended June 30, 2011, the loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011. During the six months ended June 30, 2010, the loss was incurred on the repayment of SIRIUS’ Senior Secured Term Loan due 2012 and 9.625% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s net losses, the losses of our equity method affiliate, Sirius XM Canada net losses and losses recorded from investments in those entities, as well as debt instruments issued by XM Canada, when the fair value of those instruments falls below carrying value and the decline is determined to be other than temporary.
•	Three Months: For the three months ended June 30, 2011 and 2010, interest and investment income was $80,182 and $378, respectively, an increase of $79,804. The increase was attributable to a gain realized as a result of the Canada Merger. This transaction resulted in the recognition of an $83,718 gain recorded in interest and investment income. The gain was partially offset by our share of higher net losses at XM Canada.

•	Six Months: For the six months ended June 30, 2011 and 2010, interest and investment income (loss) was $78,298 and ($2,892), respectively, an increase of $81,190. The increase was attributable to a net gain realized as a result of the Canada Merger. This transaction resulted in the recognition of an $83,718 gain recorded in interest and investment income. The gain was partially offset by our share of higher net losses at XM Canada.
     Income Taxes
          Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP and foreign withholding taxes on royalty income.
•	Three Months: For the three months ended June 30, 2011 and 2010, income tax expense was $2,620 and $1,466, respectively, an increase of 79%, or $1,154. The increase was primarily due to an increase in foreign withholding taxes as a result of the Canada Merger and an increase in reserves for uncertain tax positions in various state jurisdictions.

•	Six Months: For the six months ended June 30, 2011 and 2010, income tax expense was $4,192 and $2,633, respectively, an increase of 59%, or $1,559. The increase was primarily due to an increase in foreign withholding taxes as a result of the Canada Merger and an increase in reserves for uncertain tax positions in various state jurisdictions.

          We have previously disclosed the details of our deferred tax assets, including the amount of our net tax loss carryforwards, the expiration dates thereof and the valuation allowance related to our deferred tax assets. (See Note 14, Income Taxes, to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2010 for further details regarding our deferred tax assets). In assessing the recoverability of our deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Tax Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. In accordance with the Income Taxes Topic, based upon the level of historical taxable losses, we have maintained a deferred tax valuation allowance against our deferred tax assets through June 30, 2011. In 2010, we had our first full year of pre-tax earnings yet continued to generate taxable losses. The first half of 2011 has continued with positive earnings and has generated taxable income. If such earnings trends continue, we may realize the benefits of all or a significant portion of our net deferred tax assets in 2012 through a reduction in our deferred tax valuation allowance. This would result in an income tax benefit that would be reflected in net income. As of December 31, 2010, we had $3.5 billion of valuation allowances established against the deferred tax assets.
Subscriber Data
          The following table contains actual subscriber data for the three and six months ended June 30, 2011 and 2010, respectively:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Beginning subscribers	20,564,028	18,944,199	20,190,964	18,772,758
Gross subscriber additions	2,179,348	2,020,507	4,231,715	3,741,355
Deactivated subscribers	(1,727,201)	(1,437,258)	(3,406,504)	(2,986,665)

Net additions	452,147	583,249	825,211	754,690

Ending subscribers	21,016,175	19,527,448	21,016,175	19,527,448

Self-pay	17,170,306	16,077,714	17,170,306	16,077,714
Paid promotional	3,845,869	3,449,734	3,845,869	3,449,734

Ending subscribers	21,016,175	19,527,448	21,016,175	19,527,448

Self-pay	362,663	304,043	483,507	373,782
Paid promotional	89,484	279,206	341,704	380,908

Net additions	452,147	583,249	825,211	754,690

Daily weighted average number of subscribers	20,715,630	19,139,926	20,475,720	18,962,580

Average self-pay monthly churn (1)	1.9%	1.8%	1.9%	1.9%

Conversion rate (2)	45.2%	46.7%	44.9%	45.9%

Note: See pages 38 through 44 for footnotes.
          Subscribers. As of June 30, 2011 and 2010, subscribers were 21,016,175 and 19,527,448, an increase of 8%, or 1,488,727. Self-pay subscribers were 17,170,306 and 16,077,714, respectively, an increase of 7%, or 1,092,592. Paid promotional subscribers were 3,845,869 and 3,449,734, respectively, an increase of 11%, or 396,135. These improvements were primarily driven by an increase in U.S. light vehicle sales, new vehicle penetration and returning activations.

          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, our average self-pay monthly churn rate was 1.9% and 1.8%, respectively. Churn increased 6% primarily due to increases in deactivations due to changes in vehicle ownership, partially offset by reductions in non-pay cancellation rates.
•	Six Months: For the six months ended June 30, 2011 and 2010, our average self-pay monthly churn rate was 1.9%.
          Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, our conversion rate was 45.2% and 46.7%, respectively. The decrease was primarily due to the changing mix of sales among auto manufacturers.
•	Six Months: For the six months ended June 30, 2011 and 2010, our conversion rate was 44.9% and 45.9%, respectively. The decrease was primarily due to the changing mix of sales among auto manufacturers.
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
          Free cash flow is a metric that our management and Board of Directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant historical and current investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by (used in) operating activities”, is a financial measure that is not calculated and presented in accordance with generally accepted accounting principles in the United States of America. This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding “Restricted and other investment activity” from “Net cash provided by (used in) operating activities” from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition and, to compare our operating performance to other communications, entertainment and media companies.
          We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial performance measures useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 38 through 44) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
          The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and six months ended June 30, 2011 and 2010, respectively:

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for per subscriber amounts)	2011	2010	2011	2010
ARPU (3)	$11.53	$11.81	$11.53	$11.65
SAC, per gross subscriber addition (4)	$54	$59	$56	$59
Customer service and billing expenses, per average subscriber (5)	$1.00	$1.01	$1.04	$1.00
Free cash flow (6)	$165,433	$108,331	$148,559	$(18,872)
Adjusted total revenue (8)	$747,335	$705,560	$1,474,896	$1,376,122
Adjusted EBITDA (7)	$185,094	$154,313	$366,454	$312,070

Note: See pages 38 through 44 for footnotes.
          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, ARPU was $11.53 and $11.81, respectively. The decrease was driven primarily by an increase in subscriber retention programs, the number of subscribers on OEM paid promotional plans and the decrease in the U.S. Music Royalty rate, partially offset by an increase in sales of premium services, including “Best of” programming, data services and streaming.
•	Six Months: For the six months ended June 30, 2011 and 2010, ARPU was $11.53 and $11.65, respectively. The decrease was driven primarily by an increase in subscriber retention programs, the number of subscribers on promotional plans and the decrease in the U.S. Music Royalty rate, partially offset by an increase in sales of premium services, including “Best of” programming, data services and streaming.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, SAC, per gross subscriber addition was $54 and $59, respectively. The decrease was primarily due to an 8% increase in gross subscribers and lower per radio subsidy rates for certain OEMs.
•	Six Months: For the six months ended June 30, 2011 and 2010, SAC, per gross subscriber addition was $56 and $59, respectively. The decrease was primarily due to a 13% increase in gross subscribers, lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers, partially offset by an increase in OEM production with factory-installed satellite radios compared to the six months ended June 30, 2010.
          Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, customer service and billing expenses, per average subscriber was $1.00 and $1.01, respectively. The decrease was primarily due to the 8% growth in daily weighted average subscribers relative to an increase of 7% in customer service and billing expenses due to higher call volume and handle time per call and personnel costs.
•	Six Months: For the six months ended June 30, 2011 and 2010, customer service and billing expenses, per average subscriber was $1.04 and $1.00, respectively. The increase was primarily due to higher call volume and handle time per call, an increase to bad debt expense and personnel costs, partially offset by lower general operating costs and the 8% growth in daily weighted average subscribers.
          Free Cash Flow includes the net cash provided by operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended June 30, 2011 and 2010, free cash flow was $165,433 and $108,331, respectively, an increase of $57,102. Net cash provided by operating activities increased $16,706 to $195,381 for the three months ended June 30, 2011 compared to the $178,675 provided by operations for the three months ended June 30, 2010. Capital expenditures for property and equipment for the three months ended June 30, 2011 decreased $30,033 to $40,315 compared to $70,348 for the three months ended June 30, 2010. Restricted and other investing activities increased $10,363 for the three months ended June 30, 2011. The increase in net cash provided by operating activities was primarily the result of improved operating performance driving higher adjusted EBITDA, cash received from the Canada Merger and higher collections from subscribers and distributors. The decrease in capital expenditures for the three months ended June 30, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in the fourth quarter of 2010 of our XM-5 satellite. The increase in restricted and other investment activities was driven by the return of capital resulting from the Canada Merger.
•	Six Months: For the six months ended June 30, 2011 and 2010, free cash flow was $148,559 and ($18,872), respectively, an increase of $167,431. Net cash provided by operating activities increased $72,503 to $213,490 for the six months ended June 30, 2011 compared to the $140,987 provided by operations for the six months ended June 30, 2010. Capital expenditures for property and equipment for the six months ended June 30, 2011 decreased $94,015 to $75,298 compared to $169,313 for the six months ended June 30, 2010. Restricted and other investing activities increased $913 for the six months ended June 30, 2011. The increase in net cash provided by operating activities was primarily the result of improved operating performance driving higher adjusted EBITDA, cash received from the Canada Merger, higher collections from subscribers and distributors, and the repayment in the first quarter of 2010 of liabilities deferred in 2009. The decrease in capital expenditures for the six months ended June 30, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in the fourth quarter of 2010 of our XM-5 satellite. The increase in restricted and other investment activities was driven by the return of capital resulting from the Canada Merger, partially offset by proceeds from the sale of investment securities in the six months ended June 30, 2010.
          Adjusted Total Revenue. Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See accompanying footnotes on pages 38 through 44 for more details.)

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Subscriber revenue, including effects of rebates	$639,642	$601,630	$1,262,080	$1,181,139
Advertising revenue, net of agency fees	18,227	15,797	34,785	30,323
Equipment revenue	17,022	18,520	32,889	32,802
Other revenue	69,506	63,814	138,482	119,280
Purchase price accounting adjustments:
Subscriber revenue, including effects of rebates	1,125	3,986	3,034	8,952
Other revenue	1,813	1,813	3,626	3,626

Adjusted total revenue	$747,335	$705,560	$1,474,896	$1,376,122

•	Three Months: Our adjusted total revenue increased 6%, or $41,775, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Subscriber revenue increased 6%, or $38,012, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in subscriber revenue was primarily attributable to an 8% increase in daily weighted average subscribers and an increase in sales of premium services, including “Best of” programming, data services and streaming. Other revenue increased 9%, or $5,692, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in other revenue was driven by an increase in subscribers subject to the U.S. Music Royalty Fee and increased royalty revenue from Sirius Canada. The purchase price accounting impact to subscriber revenue decreased $2,861 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

•	Six Months: Our adjusted total revenue increased 7%, or $98,774, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Subscriber revenue increased 7%, or $80,941, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in subscriber revenue was primarily attributable to an 8% increase in daily weighted average subscribers and an increase in sales of premium services, including “Best of” programming, data services and streaming. Other revenue increased 16%, or $19,202, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in other revenue was driven by an increase in subscribers subject to the U.S. Music Royalty Fee and increased royalty revenue from Sirius Canada. The purchase price accounting impact to subscriber revenue decreased $5,918 in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
          Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See accompanying footnotes on pages 38 through 44 for more details):
•	Three Months: For the three months ended June 30, 2011 and 2010, adjusted EBITDA was $185,094 and $154,313, respectively, an increase of 20%, or $30,781. The increase was primarily due to an increase of 6%, or $41,775, in adjusted revenues, partially offset by an increase of 2%, or $10,994, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the additional subscribers subject to the U.S. Music Royalty Fee. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues and increased customer service and billing expenses associated with subscriber growth, partially offset by lower subscriber acquisition costs, sales and marketing expenses, and programming and content costs.
•	Six Months: For the six months ended June 30, 2011 and 2010, adjusted EBITDA was $366,454 and $312,070, respectively, an increase of 17%, or $54,384. The increase was primarily due to an increase of 7%, or $98,774 in adjusted revenues, partially offset by an increase of 4%, or $44,390, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the additional subscribers subject to the U.S. Music Royalty Fee. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, increased customer service and billing expenses associated with subscriber growth and higher subscriber acquisition costs related to the 13% increase in gross additions, partially offset by lower programming and content costs and sales and marketing expenses.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
          As of June 30, 2011 and December 31, 2010, we had $528,327 and $586,691, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Six Months Ended June 30,
	2011	2010	2011 vs. 2010
Net cash provided by operating activities	$213,490	$140,987	$72,503
Net cash used in investing activities	(64,931)	(159,859)	94,928
Net cash used in financing activities	(206,923)	(105,763)	(101,160)

Net decrease in cash and cash equivalents	(58,364)	(124,635)	66,271
Cash and cash equivalents at beginning of period	586,691	383,489	203,202

Cash and cash equivalents at end of period	$528,327	$258,854	$269,473

Cash Flows Provided by Operating Activities
          Cash provided by operating activities increased by $72,503, or 51%, to $213,490 for the six months ended June 30, 2011 from cash provided by operating activities of $140,987 for the six months ended June 30, 2010. The primary drivers of our operating cash flow growth have been improvements in profitability and changes in operating assets and liabilities.
•	Our net income was $251,440 and $56,870 for the six months ended June 30, 2011 and 2010, respectively. The increase in net income was primarily due to an increase in our subscriber revenues of $80,941, or 7%, for the six months ended June 30, 2011.

•	Adjustments to net income were ($3,345) and $132,705 for the six months ended June 30, 2011 and 2010, respectively. Significant components of adjustments to net income, and their impact on cash flows from operating activities, include the following:

	For the Six Months Ended June 30,
	2011	2010
Depreciation and amortization	$135,462	$139,495
Loss on extinguishment of debt and credit facilities, net	7,206	34,437
Gain on merger of unconsolidated entities	(83,718)	—
Share-based payment expense	23,591	33,083
Other non-cash purchase price adjustments	(134,862)	(120,706)
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
          Gain on merger of unconsolidated entities represents the gain on the Canada Merger which closed in June 2011.
          Share-based payment expense is expected to increase in future periods as we grant equity awards to our employees and directors. Compensation expense for share-based awards is recorded in the financial statements based on the fair value of the underlying equity awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model which is subject to various assumptions including the market price of our stock, estimated forfeiture rates of awards and the volatility of our stock price. The fair value of restricted shares and restricted stock units is based on the market price of our stock at date of grant.
          Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.

•	Changes in operating assets and liabilities reduced operating cash flows for the six months ended June 30, 2011 and 2010, $34,605 and $48,588, respectively. Significant changes in operating assets and liabilities include the timing of collections from our customers, the repayment of the XM Canada credit facility and the timing of payments to vendors and related parties. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments and the terms and conditions of each of our vendors.
Cash Flows Used in Investing Activities
               Cash used for investing activities consists primarily of capital expenditures for property and equipment. Capital expenditures have decreased following the successful launch of XM-5. We will continue to incur significant costs to construct and launch our new satellite and improve our terrestrial repeater network and broadcast and administrative infrastructure. We have entered into various agreements to design, construct and launch satellites in the normal course of business.
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
Future Liquidity and Capital Resource Requirements
          As disclosed in Note 14 to our unaudited consolidated financial statements, as of June 30, 2011, we are contractually obligated to incur capital expenditures of approximately $57,826 and $27,150 in 2011 and 2012, respectively, and an additional $53,272 over the next five years, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.
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
Debt Covenants
          The indentures governing our debt include restrictive covenants. As of June 30, 2011, we were in compliance with our debt covenants.
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
2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of June 30, 2011, approximately 271,986,000 shares of common stock were available for future grants under the 2009 Plan.
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

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter.

(2)	We measure the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Subscriber revenue (GAAP)	$639,642	$601,630	$1,262,080	$1,181,139
Add: net advertising revenue (GAAP)	18,227	15,797	34,785	30,323
Add: other subscription-related revenue (GAAP)	57,642	56,694	116,173	104,641
Add: purchase price accounting adjustments	1,125	3,986	3,034	8,952

	$716,636	$678,107	$1,416,072	$1,325,055

Daily weighted average number of subscribers	20,715,630	19,139,926	20,475,720	18,962,580

ARPU	$11.53	$11.81	$11.53	$11.65

(4)	Subscriber acquisition cost, per gross subscriber addition (or SAC, per gross subscriber addition) is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Subscriber acquisition costs (GAAP)	$105,162	$110,383	$210,432	$199,762
Less: margin from direct sales of radios and accessories (GAAP)	(9,421)	(10,715)	(18,883)	(17,078)
Add: purchase price accounting adjustments	21,810	20,300	43,466	37,966

	$117,551	$119,968	$235,015	$220,650

Gross subscriber additions	2,179,348	2,020,507	4,231,715	3,741,355

SAC, per gross subscriber addition	$54	$59	$56	$59

(5)	Customer service and billing expenses, per average subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Customer service and billing expenses (GAAP)	$62,592	$58,414	$128,429	$114,625
Less: share-based payment expense, net of purchase price accounting adjustments	(308)	(729)	(675)	(1,457)
Add: purchase price accounting adjustments	—	78	18	172

	$62,284	$57,763	$127,772	$113,340

Daily weighted average number of subscribers	20,715,630	19,139,926	20,475,720	18,962,580

Customer service and billing expenses, per average subscriber	$1.00	$1.01	$1.04	$1.00

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$195,381	$178,675	$213,490	$140,987
Additions to property and equipment	(40,315)	(70,348)	(75,298)	(169,313)
Restricted and other investment activity	10,367	4	10,367	9,454

Free cash flow	$165,433	$108,331	$148,559	$(18,872)

(7)	EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; taxes expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income as disclosed in our consolidated statements of operations. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (GAAP):	$173,319	$15,272	$251,440	$56,870
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 41-44)	2,938	5,799	6,660	12,578
Operating expenses (see pages 41-44)	(68,623)	(64,857)	(136,595)	(127,467)
Share-based payment expense, net of purchase price accounting adjustments	10,735	16,704	23,772	34,887
Depreciation and amortization (GAAP)	67,062	69,230	135,462	139,495
Restructuring, impairments and related costs	—	1,803	—	1,803
Interest expense, net of amounts capitalized (GAAP)	76,196	76,802	154,414	154,670
Loss on extinguishment of debt and credit facilities, net (GAAP)	1,212	31,987	7,206	34,437
Interest and investment (income) loss (GAAP)	(80,182)	(378)	(78,298)	2,892
Other (income) loss (GAAP)	(183)	485	(1,799)	(728)
Income tax expense (GAAP)	2,620	1,466	4,192	2,633

Adjusted EBITDA	$185,094	$154,313	$366,454	$312,070

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and six months ended June 30, 2011 and 2010:

	Unaudited For the Three Months Ended June 30, 2011
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$639,642	$1,125	$—	$640,767
Advertising revenue, net of agency fees	18,227	—	—	18,227
Equipment revenue	17,022	—	—	17,022
Other revenue	69,506	1,813	—	71,319

Total revenue	$744,397	$2,938	$—	$747,335

Operating expenses
Cost of services:
Revenue share and royalties	116,741	31,134	—	147,875
Programming and content	67,399	11,787	(960)	78,226
Customer service and billing	62,592	—	(308)	62,284
Satellite and transmission	18,998	74	(565)	18,507
Cost of equipment	7,601	—	—	7,601
Subscriber acquisition costs	105,162	21,810	—	126,972
Sales and marketing	51,442	3,818	(1,614)	53,646
Engineering, design and development	13,939	—	(974)	12,965
General and administrative	60,479	—	(6,314)	54,165
Depreciation and amortization (a)	67,062	—	—	67,062
Restructuring, impairments and related costs	—	—	—	—
Share-based payment expense (b)	—	—	10,735	10,735

Total operating expenses	$571,415	$68,623	$—	$640,038

(a)      Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2011 was $15,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$960	$—	$—	$960
Customer service and billing	308	—	—	308
Satellite and transmission	565	—	—	565
Sales and marketing	1,614	—	—	1,614
Engineering, design and development	974	—	—	974
General and administrative	6,314	—	—	6,314

Total share-based payment expense	$10,735	$—	$—	$10,735

	Unaudited For the Three Months Ended June 30, 2010
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$601,630	$3,986	$—	$605,616
Advertising revenue, net of agency fees	15,797	—	—	15,797
Equipment revenue	18,520	—	—	18,520
Other revenue	63,814	1,813	—	65,627

Total revenue	$699,761	$5,799	$—	$705,560

Operating expenses
Cost of services:
Revenue share and royalties	107,901	26,417	—	134,318
Programming and content	72,019	13,702	(1,790)	83,931
Customer service and billing	58,414	78	(729)	57,763
Satellite and transmission	19,982	303	(1,050)	19,235
Cost of equipment	7,805	—	—	7,805
Subscriber acquisition costs	110,383	20,300	—	130,683
Sales and marketing	56,177	3,661	(2,762)	57,076
Engineering, design and development	11,247	148	(1,760)	9,635
General and administrative	59,166	248	(8,613)	50,801
Depreciation and amortization (a)	69,230	—	—	69,230
Restructuring, impairments and related costs	1,803	—	—	1,803
Share-based payment expense (b)	—	—	16,704	16,704

Total operating expenses	$574,127	$64,857	$—	$638,984

(a)      Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2010 was $17,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,662	$128	$—	$1,790
Customer service and billing	651	78	—	729
Satellite and transmission	968	82	—	1,050
Sales and marketing	2,643	119	—	2,762
Engineering, design and development	1,612	148	—	1,760
General and administrative	8,365	248	—	8,613

Total share-based payment expense	$15,901	$803	$—	$16,704

	Unaudited For the Six Months Ended June 30, 2011
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,262,080	$3,034	$—	$1,265,114
Advertising revenue, net of agency fees	34,785	—	—	34,785
Equipment revenue	32,889	—	—	32,889
Other revenue	138,482	3,626	—	142,108

Total revenue	$1,468,236	$6,660	$—	$1,474,896

Operating expenses
Cost of services:
Revenue share and royalties	223,670	61,067	—	284,737
Programming and content	140,358	24,611	(3,470)	161,499
Customer service and billing	128,429	18	(675)	127,772
Satellite and transmission	37,558	313	(1,132)	36,739
Cost of equipment	14,006	—	—	14,006
Subscriber acquisition costs	210,432	43,466	—	253,898
Sales and marketing	99,261	7,030	(3,489)	102,802
Engineering, design and development	25,074	31	(2,117)	22,988
General and administrative	116,831	59	(12,889)	104,001
Depreciation and amortization (a)	135,462	—	—	135,462
Restructuring, impairments and related costs	—	—	—	—
Share-based payment expense (b)	—	—	23,772	23,772

Total operating expenses	$1,131,081	$136,595	$—	$1,267,676

(a)      Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2011 was $30,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$3,443	$27	$—	$3,470
Customer service and billing	657	18	—	675
Satellite and transmission	1,113	19	—	1,132
Sales and marketing	3,462	27	—	3,489
Engineering, design and development	2,086	31	—	2,117
General and administrative	12,830	59	—	12,889

Total share-based payment expense	$23,591	$181	$—	$23,772

	Unaudited For the Six Months Ended June 30, 2010
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue, including effects of rebates	$1,181,139	$8,952	$—	$1,190,091
Advertising revenue, net of agency fees	30,323	—	—	30,323
Equipment revenue	32,802	—	—	32,802
Other revenue	119,280	3,626	—	122,906

Total revenue	$1,363,544	$12,578	$—	$1,376,122

Operating expenses
Cost of services:
Revenue share and royalties	206,085	51,772	—	257,857
Programming and content	150,452	28,850	(4,900)	174,402
Customer service and billing	114,625	172	(1,457)	113,340
Satellite and transmission	40,100	626	(2,104)	38,622
Cost of equipment	15,724	—	—	15,724
Subscriber acquisition costs	199,762	37,966	—	237,728
Sales and marketing	105,294	7,186	(5,462)	107,018
Engineering, design and development	22,684	334	(3,556)	19,462
General and administrative	116,746	561	(17,408)	99,899
Depreciation and amortization (a)	139,495	—	—	139,495
Restructuring, impairments and related costs	1,803	—	—	1,803
Share-based payment expense (b)	—	—	34,887	34,887

Total operating expenses	$1,112,770	$127,467	$—	$1,240,237

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of June 30, 2011, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
          A separate investigation into our consumer practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us in Missouri Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, alleging violations of various consumer protection statutes, including the Missouri Telemarketing No-Call List Act. The suit seeks, among other things, a permanent injunction prohibiting us from making, or causing to be made, telephone solicitations to our subscribers in the State of Missouri who are on Missouri’s no-call list, statutory penalties and reimbursement of costs.
          We are cooperating with these investigations and believe our consumer practices comply with all applicable federal and state laws and regulations.
          Carl Blessing et al. v. Sirius XM Radio Inc. In May 2011, we reached an agreement to settle the pending case entitled, Carl Blessing et al. v. Sirius XM Radio Inc. The settlement is contingent upon approval by the United States District Court for the Southern District of New York.
          Carl Blessing, a subscriber, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing and several other plaintiffs purport to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. The suit claims that the pricing changes show that our merger with XM lessened competition or led to a monopoly in violation of the Clayton Act and that the merger led to monopolization in violation of the Sherman Act. Earlier the Court dismissed the plaintiffs’ claims for breach of contract and granted our motion for summary judgment as to various state law claims.
          As part of the settlement, we agreed that commencing on July 28, 2011, the date on which our voluntary commitment not to raise rates on our basic satellite programming package lapsed, through December 31, 2011, we will not: raise the price of our basic satellite radio service, our other programming packages or our internet streaming services; increase our US Music Royalty Fee; or decrease our multi-radio discount. Existing subscribers may renew their current subscription plans at our current rates prior to

December 31, 2011. Former subscribers who terminated their subscriptions after July 29, 2009 will be entitled to receive, at their election, either: one month of our basic satellite radio service or one month of our Internet streaming, at no charge. We have also agreed to pay the costs of providing notice to the plaintiff class and not to oppose an application by counsel for the plaintiffs for reimbursement of up to $13 million of their fees and expenses. The settlement does not require us to make any other cash payments to the plaintiff class or counsel to the plaintiffs.
          In connection with the settlement, we did not admit any wrongdoing, any violation of any statute or law, or the truth of any claims or allegations of the plaintiffs. Despite our belief that the claims asserted by the plaintiffs were untrue, we entered into this settlement because we believe it was in the best interest of our stockholders to avoid further legal expense and inconvenience and eliminate the distraction of this protracted litigation.
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
          In July 2011, we filed a motion for summary judgment on the basis that the 2004 agreement is unambiguous; specifically, that the term “Sirius subscribers,” as used in the 2004 agreement, does not include subscribers to XM Satellite Radio following the merger and, as a result, One Twelve and Buchwald were not entitled to additional compensation for exceeding projected growth amounts of Sirius subscribers. The Court has scheduled oral argument on our motion for summary judgment for September 2011.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August 2011.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Employment Agreement, dated as of July 21, 2011, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

31.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.1**	The following information from Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Consolidated Statements of Stockholder’s Equity as of June 30, 2011 and Comprehensive Income for the three months ended June 30, 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
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