Form 10-Q
period 2011-09-30
SIRIUS XM RADIO INC.
filed 2011-11-03
CIK 908937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 31, 2011)

COMMON STOCK, $0.001 PAR VALUE	3,750,481,308 SHARES

SIRIUS XM RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

	PART I — Financial Information

Item 1.	Financial Statements:

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	1

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

	Unaudited Consolidated Statements of Stockholders’ Equity as of September 30, 2011 and Comprehensive Income for the nine months ended September 30, 2011	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	45

Item 4.	Controls and Procedures	45

	PART II — Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	(Removed and Reserved)	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

	Signatures	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue:
Subscriber revenue	$660,837	$612,119	$1,922,917	$1,793,258
Advertising revenue, net of agency fees	18,810	15,973	53,595	46,296
Equipment revenue	15,504	17,823	48,392	50,625
Other revenue	67,399	71,633	205,882	190,914

Total revenue	762,550	717,548	2,230,786	2,081,093
Operating expenses:
Cost of services:
Revenue share and royalties	117,043	114,482	340,713	320,567
Programming and content	70,509	78,143	210,867	228,595
Customer service and billing	64,239	60,613	192,667	175,238
Satellite and transmission	19,681	20,844	57,238	60,944
Cost of equipment	5,888	6,463	19,894	22,187
Subscriber acquisition costs	107,279	105,984	317,711	305,745
Sales and marketing	55,210	51,519	154,471	156,813
Engineering, design and development	14,175	12,526	39,249	35,209
General and administrative	58,635	54,188	175,469	170,935
Depreciation and amortization	65,403	67,450	200,865	206,945
Restructuring, impairments and related costs	—	2,267	—	4,071

Total operating expenses	578,062	574,479	1,709,144	1,687,249

Income from operations	184,488	143,069	521,642	393,844
Other income (expense):
Interest expense, net of amounts capitalized	(75,316)	(68,559)	(229,730)	(223,230)
Loss on extinguishment of debt and credit facilities, net	—	(256)	(7,206)	(34,695)
Interest and investment income (loss)	292	(4,305)	78,590	(7,197)
Other income	435	1,108	2,235	1,837

Total other expense	(74,589)	(72,012)	(156,111)	(263,285)

Income before income taxes	109,899	71,057	365,531	130,559
Income tax expense	(5,714)	(3,428)	(9,907)	(6,060)

Net income	$104,185	$67,629	$355,624	$124,499

Net income per common share:

Basic	$0.03	$0.02	$0.10	$0.03

Diluted	$0.02	$0.01	$0.05	$0.02

Weighted average common shares outstanding:
Basic	3,747,381	3,689,245	3,742,309	3,686,312

Diluted	6,507,370	6,369,831	6,500,819	6,361,090

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$604,592	$586,691
Accounts receivable, net	96,905	121,658
Receivables from distributors	79,934	67,576
Inventory, net	36,196	21,918
Prepaid expenses	146,946	134,994
Related party current assets	5,228	6,719
Deferred tax asset	58,493	44,787
Other current assets	4,908	7,432

Total current assets	1,033,202	991,775
Property and equipment, net	1,702,566	1,761,274
Long-term restricted investments	3,146	3,396
Deferred financing fees, net	45,093	54,135
Intangible assets, net	2,587,855	2,632,688
Goodwill	1,834,856	1,834,856
Related party long-term assets	69,943	33,475
Other long-term assets	48,176	71,487

Total assets	$7,324,837	$7,383,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$473,472	$593,174
Accrued interest	78,925	72,453
Current portion of deferred revenue	1,276,996	1,201,346
Current portion of deferred credit on executory contracts	286,056	271,076
Current maturities of long-term debt	25,588	195,815
Related party current liabilities	16,541	15,845

Total current liabilities	2,157,578	2,349,709
Deferred revenue	219,344	273,973
Deferred credit on executory contracts	288,036	508,012
Long-term debt	2,677,550	2,695,856
Long-term related party debt	328,029	325,907
Deferred tax liability	935,805	914,637
Related party long-term liabilities	22,435	24,517
Other long-term liabilities	81,048	82,839

Total liabilities	6,709,825	7,175,450

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at September 30, 2011 and December 31, 2010:
Series A convertible preferred stock; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at September 30, 2011 and December 31, 2010); 12,500,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized at September 30, 2011 and December 31, 2010; 3,951,945,992 and 3,933,195,112 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,952	3,933
Accumulated other comprehensive income (loss), net of tax	398	(5,861)
Additional paid-in capital	10,466,078	10,420,604
Accumulated deficit	(9,855,429)	(10,211,053)

Total stockholders’ equity	615,012	207,636

Total liabilities and stockholders’ equity	$7,324,837	$7,383,086

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Series A		Convertible Perpetual
	Convertible		Preferred Stock,				Accumulated
	Preferred Stock		Series B-1		Common Stock		Other	Additional		Total
							Comprehensive	Paid-in	Accumulated	Stockholders’
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Income (loss)	Capital	Deficit	Equity
Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Net income									355,624	355,624
Other comprehensive income:
Realized loss on XM Canada investment foreign currency translation adjustment	—	—	—	—	—	—	6,072	—	—	6,072
Foreign currency translation adjustment, net of tax of $5	—	—	—	—	—	—	187	—	—	187

Total comprehensive income	—	—	—	—	—	—	—	—	—	361,883
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	1,562,496	2	—	2,805	—	2,807
Share-based payment expense	—	—	—	—	—	—	—	33,641	—	33,641
Exercise of options and vesting of restricted stock units	—	—	—	—	10,065,433	10	—	9,035	—	9,045
Common stock issuance upon exercise of warrants		—	—	—	7,122,951	7	—	(7)	—	—

Balance at September 30, 2011	—	$—	12,500,000	$13	3,951,945,992	$3,952	$398	$10,466,078	$(9,855,429)	$615,012

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$355,624	$124,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,865	206,945
Non-cash interest expense, net of amortization of premium	29,211	32,983
Provision for doubtful accounts	26,209	23,300
Restructuring, impairments and related costs	—	4,071
Amortization of deferred income related to equity method investment	(2,082)	(2,081)
Loss on extinguishment of debt and credit facilities, net	7,206	34,695
Gain on merger of unconsolidated entities	(84,855)	—
Loss on unconsolidated entity investments, net	10,259	8,990
Loss on disposal of assets	269	927
Share-based payment expense	37,574	50,944
Deferred income taxes	7,214	6,060
Other non-cash purchase price adjustments	(203,630)	(184,703)
Distribution from investment in unconsolidated entity	4,849	—
Changes in operating assets and liabilities:
Accounts receivable	(1,456)	(18,890)
Receivables from distributors	(12,358)	(22,430)
Inventory	(14,278)	(1,843)
Related party assets	30,300	(2,654)
Prepaid expenses and other current assets	(11,028)	41,794
Other long-term assets	23,969	11,765
Accounts payable and accrued expenses	(100,502)	(69,629)
Accrued interest	6,472	5,244
Deferred revenue	19,653	92,864
Related party liabilities	696	(50,940)
Other long-term liabilities	(1,547)	(865)

Net cash provided by operating activities	328,634	291,046

Cash flows from investing activities:
Additions to property and equipment	(115,065)	(257,374)
Sale of restricted and other investments	—	9,454
Release of restricted investments	250	—
Return of capital from investment in unconsolidated entity	10,117	—

Net cash used in investing activities	(104,698)	(247,920)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,045	4,906
Long-term borrowings, net of costs	—	637,406
Related party long-term borrowings, net of costs	—	147,094
Payment of premiums on redemption of debt	(5,020)	(24,321)
Repayment of long-term borrowings	(210,060)	(820,224)
Repayment of related party long-term borrowings	—	(55,221)

Net cash used in financing activities	(206,035)	(110,360)

Net increase (decrease) in cash and cash equivalents	17,901	(67,234)
Cash and cash equivalents at beginning of period	586,691	383,489

Cash and cash equivalents at end of period	$604,592	$316,255

See accompanying notes to the unaudited consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Nine Months Ended September
(in thousands)	2011	2010
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$235,096	$172,417
Non-cash investing and financing activities:
Sale-leaseback of equipment	$—	$5,305
Common stock issuance upon exercise of warrants	$7	$—
Conversion of Series A preferred stock to common stock	$—	$25
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
     In October 2011, we launched an expanded channel lineup, including new music, sports, comedy channels as well as Sirius XM Latino, a suite of Latin channels. These channels, available online and over certain new radios, are the first phase of Sirius XM 2.0, an upgrade and evolution of our satellite and Internet delivered service that will ultimately span hardware, software, audio, and data services. This new technology effectively delivers 25% more bandwidth capacity, which will allow us to expand our audio and data services without affecting the broadcast quality of existing channels.
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
     In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc. In January 2011, XM Satellite Radio Inc., our wholly-owned subsidiary, merged with and into us. All outstanding debt instruments held by XM Satellite Radio Inc. were assumed by us in the merger.
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
   Basis of Presentation
     In the opinion of management, all normal recurring adjustments necessary for the fair presentation of our unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been made.
     Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 16, 2011.
     We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 and have determined that no events have occurred that would require adjustment to our unaudited consolidated financial statements.

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
    Recent Accounting Pronouncements
     In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The impact of our pending adoption of ASU 2011-04 will not be material to our consolidated financial statements.
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
         Earnings per Share (“EPS”)
     Basic net income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. Common stock equivalents of approximately 417,427,000 and 727,496,000 for the three months ended September 30, 2011 and 2010, respectively, and 407,649,000 and 735,091,000 for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income available to common stockholders	$104,185	$67,629	$355,624	$124,499
Effect of assumed conversions	—	—	—	—

Net income available to common stockholders and assumed conversions	$104,185	$67,629	$355,624	$124,499

Average common shares outstanding-basic	3,747,381	3,689,245	3,742,309	3,686,312
Dilutive effect of equity instruments	2,759,989	2,680,586	2,758,510	2,674,778

Average common shares outstanding-diluted	6,507,370	6,369,831	6,500,819	6,361,090

Net income per common share
Basic	$0.03	$0.02	$0.10	$0.03

Diluted	$0.02	$0.01	$0.05	$0.02

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    Accounts Receivable
     Accounts receivable, net, is stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the counterparty’s ability to pay.
     Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2011	2010
Gross accounts receivable	$111,562	$131,880
Allowance for doubtful accounts	(14,657)	(10,222)

Total accounts receivable, net	$96,905	$121,658

     Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	September 30,	December 31,
	2011	2010
Billed	$42,095	$30,456
Unbilled	37,839	37,120

Total	$79,934	$67,576

    Inventory
     Inventory consists of finished goods, refurbished goods, chip sets and other raw materials and components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out or market basis. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
     Inventory, net, consists of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$26,198	$18,181
Finished goods	31,276	24,492
Allowance for obsolescence	(21,278)	(20,755)

Total inventory, net	$36,196	$21,918

   Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.
     The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of September 30, 2011 and December 31, 2010, the carrying value of our debt was $3,031,167 and $3,217,578, respectively; and the fair value approximated $3,409,272 and $3,722,905, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    Reclassifications
     Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
(4) Goodwill
     Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. During the three and nine months ended September 30, 2011 and 2010, there were no indicators of impairment and no impairment loss was recorded to our goodwill.
(5) Intangible Assets
     Intangible assets consist of the following:

		September 30, 2011			December 31, 2010
		Gross			Gross
	Weighted Average	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000

Definite life intangible assets:
Subscriber relationships	9 years	380,000	(179,976)	200,024	380,000	(144,325)	235,675
Licensing agreements	9.1 years	78,897	(31,641)	47,256	78,897	(24,130)	54,767
Proprietary software	6 years	16,552	(11,073)	5,479	16,552	(9,566)	6,986
Developed technology	10 years	2,000	(633)	1,367	2,000	(483)	1,517
Leasehold interests	7.4 years	132	(57)	75	132	(43)	89

Total intangible assets		$2,811,235	$(223,380)	$2,587,855	$2,811,235	$(178,547)	$2,632,688

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
     We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC license	Expiration year
SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 satellite(1)	2017
SIRIUS FM-5 satellite	2017
SIRIUS FM-6 satellite	(2)
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

(1)	In 2010, we retired our FM-4 ground spare satellite. We still maintain the FCC license for this satellite.

(2)	We hold an FCC license for our FM-6 satellite, which will expire eight years from launch of this satellite.

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
          In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of September 30, 2011, there were no legal, regulatory or contractual limitations associated with the XM trademark.
          Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. As of September 30, 2011, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives during the three and nine months ended September 30, 2011 and 2010.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $14,570 and $16,228 for the three months ended September 30, 2011 and 2010, respectively, and $44,833 and $50,342 for the nine months ended September 30, 2011 and 2010, respectively. Expected amortization expense for the remaining period in 2011, each of the years 2012 through 2015 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2011	$14,232
2012	53,680
2013	47,357
2014	38,879
2015	37,553
Thereafter	62,500

Total definite life intangibles assets, net	$254,201

(6) Subscriber Revenue
     Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, non-refundable activation and other fees. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.
     Subscriber revenue consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Subscription fees	$657,245	$607,738	$1,912,787	$1,780,557
Activation fees	3,592	4,381	10,130	12,701

Total subscriber revenue	$660,837	$612,119	$1,922,917	$1,793,258

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(7) Interest Costs
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest costs charged to expense	$75,316	$68,559	$229,730	$223,230
Interest costs capitalized	8,906	19,040	24,224	49,470

Total interest costs incurred	$84,222	$87,599	$253,954	$272,700

     Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees, of $9,977 and $10,689 for the three months ended September 30, 2011 and 2010, respectively, and $29,211 and $32,983 for the nine months ended September 30, 2011 and 2010, respectively.
(8) Property and Equipment
          Property and equipment, net, consists of the following:

	September 30,	December 31,
	2011	2010
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	111,880	109,582
Leasehold improvements	43,392	43,567
Broadcast studio equipment	52,554	51,985
Capitalized software and hardware	181,712	163,689
Satellite telemetry, tracking and control facilities	57,917	57,665
Furniture, fixtures, equipment and other	64,673	63,265
Land	38,411	38,411
Building	56,952	56,685
Construction in progress	365,827	297,771

Total property and equipment	2,916,855	2,826,157
Accumulated depreciation and amortization	(1,214,289)	(1,064,883)

Property and equipment, net	$1,702,566	$1,761,274

     Construction in progress consists of the following:

	September 30,	December 31,
	2011	2010
Satellite system	$330,320	$262,744
Terrestrial repeater network	19,306	19,239
Other	16,201	15,788

Construction in progress	$365,827	$297,771

          Depreciation and amortization expense on property and equipment was $50,833 and $51,222 for the three months ended September 30, 2011 and 2010, respectively, and $156,032 and $156,603 for the nine months ended September 30, 2011 and 2010, respectively.
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

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     During the three and nine months ended September 30, 2011, we capitalized expenditures, including interest, of $16,875 and $67,576, respectively, related to the construction of our FM-6 satellite and related launch vehicle. In the three and nine months ended September 30, 2010, we capitalized $38,397 and $161,851, respectively, of expenditures, including interest, which also related to our FM-6 and XM-5 satellites.

(9) Related Party Transactions
          We had the following related party transaction balances at September 30, 2011 and December 31, 2010:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011*	2010	2011*	2010	2011*	2010	2011*	2010	2011*	2010
Liberty Media	$—	$—	$1,300	$1,571	$10,461	$9,765	$—	$—	$328,029	$325,907
Sirius XM Canada	5,228	—	68,643	—	6,080	—	22,435	—	—	—
SIRIUS Canada	—	5,613	—	—	—	1,805	—	—	—	—
XM Canada	—	1,106	—	31,904	—	4,275	—	24,517	—	—

Total	$5,228	$6,719	$69,943	$33,475	$16,541	$15,845	$22,435	$24,517	$328,029	$325,907

*	SIRIUS Canada and XM Canada combined in June 2011. The combined entity now operates as Sirius XM Canada.
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
          Liberty Media has advised us that as of September 30, 2011 and December 31, 2010 it owned the following amounts of our debt securities:

	September 30,	December 31,
	2011	2010
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000

Total principal debt	337,000	337,000
Less: discounts	8,971	11,093

Total carrying value debt	$328,029	$325,907

          As of September 30, 2011 and December 31, 2010, we recorded $10,461 and $9,765, respectively, related to accrued interest with Liberty Media to Related party current liabilities and $1,300 and $1,571, respectively, related to deferred financing costs with Liberty Media to Related party long-term assets. We recognized Interest expense associated with debt held by Liberty Media of $8,934 and $10,574 for the three months ended September 30, 2011 and 2010, respectively, and $26,718 and $30,538 for the nine months ended September 30, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sirius XM Canada
     In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and SIRIUS Canada completed a transaction to combine their operations (“the Canada Merger”). As a result of the Canada Merger, SIRIUS Canada became a wholly-owned subsidiary of CSR. The combined company operates as Sirius XM Canada. In connection with the transaction, we received:
•	approximately 46,700,000 Class A shares of CSR, representing a 38.0% equity interest and a 25.0% voting interest;

•	$53,781 in cash as repayment of the XM Canada credit facility ($38,815) and consideration for our preferred stock in SIRIUS Canada ($10,117 as a return of capital and $4,849 in dividends, net of foreign withholding taxes); and

•	$5,207 in non-interest bearing notes of CSR, which primarily have a two year term.
          Our interest in Sirius XM Canada is accounted for under the equity method. The transaction was accounted for as a reverse acquisition whereby SIRIUS Canada was deemed to be the acquirer of CSR. As a result of the transaction, we recognized an $84,855 gain in Interest and investment income during the nine months ended September 30, 2011.
          The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We will periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income. As of September 30, 2011, our investment balance in Sirius XM Canada was approximately $50,728, $30,000 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets. Sirius XM Canada is still evaluating the fair value allocation between goodwill and intangible assets; the final purchase price allocation is not expected to have a material effect on our financial statements.
          We provide Sirius XM Canada with chipsets and other services and we are reimbursed for these costs. As of September 30, 2011, amounts due for these costs totaled $5,228 and is reported as Related party current assets.
          As of September 30, 2011, amounts due from Sirius XM Canada also included $9,263 attributable to deferred programming costs and accrued interest, all of which is reported as Related party long-term assets.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of September 30, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,445 and $0, respectively. As of December 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,302 and $11, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.
          As of September 30, 2011, amounts due to Sirius XM Canada totaled $1,804 and is reported as Related party current liabilities.
          We recorded the following revenue from Sirius XM Canada as Other revenue in our unaudited consolidated statements of operations:

For the Three and Nine Months
Ended September 30,
2011*
Royalty income	$6,468
Amortization of Sirius XM Canada deferred income	694
Licensing fee revenue	1,500
Advertising reimbursements	—

Total revenue from Sirius XM Canada	$8,662

*	Sirius XM Canada commenced operations on June 2011.
     Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag. Our share of Sirius XM Canada’s net loss was $4,214 for the three and nine months ended September 30, 2011.

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
          We recorded the following revenue from SIRIUS Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our unaudited consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011*	2010	2011*	2010
Royalty income	$—	$3,163	$9,945	$6,603
Dividend income	—	232	460	689

Total revenue from SIRIUS Canada	$—	$3,395	$10,405	$7,292

*	SIRIUS Canada combined with XM Canada in June 2011.
          Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by SIRIUS Canada. Total costs that have been or will be reimbursed by SIRIUS Canada for the three months ended September 30, 2010 were $2,498 and for the nine months ended September 30, 2011 and 2010 were $5,253 and $7,333, respectively.
          Our share of net earnings or losses of SIRIUS Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag. Our share of SIRIUS Canada’s net loss was $3,361 for the three months ended September 30, 2010 and $9,717 and $6,579 for the nine months ended September 30, 2011 and 2010, respectively. The payments received from SIRIUS Canada in excess of carrying value was $546 for the three months ended September 30, 2010 and $6,748 and $4,256 for the nine months ended September 30, 2011 and 2010, respectively.
     XM Canada
          We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the transaction between XM Canada and SIRIUS Canada closed. Our investment balance was zero as of December 31, 2010 as our investment balance was absorbed by our share of net losses generated by XM Canada.
          In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of September 30, 2011 and December 31, 2010, the carrying value of deferred revenue related to this agreement was $26,711 and $28,792, respectively.
          The Cdn$45,000 standby credit facility we extended to XM Canada was paid and terminated as a result of the Canada Merger. We received $38,815 in cash upon payment of this facility. As a result of the repayment of the credit facility and completion of the Canada Merger, we released a $15,649 valuation allowance related to the absorption of our share of the net loss from our investment in XM Canada as of June 21, 2011.
          As of December 31, 2010, amounts due from XM Canada also included $7,201 attributable to deferred programming costs and accrued interest, all of which is reported as Related party long-term assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011*	2010	2011*	2010
Amortization of XM Canada deferred income	$—	$693	$1,388	$2,081
Subscriber and activation fee royalties	—	2,594	5,483	7,599
Licensing fee revenue	—	750	3,000	3,000
Advertising reimbursements	—	—	833	667

Total revenue from XM Canada	$—	$4,037	$10,704	$13,347

*	XM Canada combined with SIRIUS Canada in June 2011.
          Our share of net earnings or losses of XM Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations on a one month lag. Our share of XM Canada’s net loss was $2,926 for the three months ended September 30, 2010 and $6,045 and $9,416 for the nine months ended September 30, 2011 and 2010, respectively.
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
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

For the Nine Months
Ended September 30,
2010*
GM	$12,759
American Honda	4,990

Total	$17,749

*	GM and American Honda were considered related parties through May 27, 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          We incurred the following related party expenses with GM and American Honda:

	For the Nine Months
	Ended September 30, 2010*
		American
	GM	Honda
Sales and marketing	$13,374	$—
Revenue share and royalties	15,823	3,167
Subscriber acquisition costs	17,514	1,969
Customer service and billing	125	—
Interest expense, net of amounts capitalized	1,421	—

Total	$48,257	$5,136

*	GM and American Honda were considered related parties through May 27, 2010.
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
     Restricted Investments
          Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of September 30, 2011 and December 31, 2010, our Long-term restricted investments were $3,146 and $3,396, respectively. During the nine months ended September 30, 2011, $250 of obligations relating to these letters of credit was terminated.
(11) Debt
          Our debt consists of the following:

	Conversion
	Price	September 30,	December 31,
	(per share)	2011	2010
3.25% Convertible Notes due 2011 (a)	$5.30	$23,866	$191,979
Less: discount		(3)	(515)
8.75% Senior Notes due 2015 (b)	N/A	800,000	800,000
Less: discount		(10,389)	(12,213)
9.75% Senior Secured Notes due 2015 (c)	N/A	257,000	257,000
Less: discount		(8,814)	(10,116)
11.25% Senior Secured Notes due 2013 (d)	N/A	—	36,685
Less: discount		—	(1,705)
13% Senior Notes due 2013 (e)	N/A	778,500	778,500
Less: discount		(44,843)	(59,592)
7% Exchangeable Senior Subordinated Notes due 2014 (f)	$1.875	550,000	550,000
Less: discount		(6,388)	(7,620)
7.625% Senior Notes due 2018 (g)	N/A	700,000	700,000
Less: discount		(11,196)	(12,054)
Other debt:
Capital leases	N/A	3,434	7,229

Total debt		3,031,167	3,217,578
Less: total current maturities non-related party		25,588	195,815

Total long-term		3,005,579	3,021,763
Less: related party		328,029	325,907

Total long-term, excluding related party		$2,677,550	$2,695,856

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
          In 2011, we purchased $168,113 of the outstanding 3.25% Notes at prices between 100.75% and 101% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $2,291 for the nine months ended September 30, 2011, which consists primarily of cash premiums paid, unamortized discount and deferred financing fees. The remaining $23,866 in principal amount of the 3.25% Notes was paid in October 2011 upon maturity.
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
          In October 2010, we purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our 2010 consolidated statement of operations. The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was recorded during the nine months ended September 30, 2011.
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
          Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of our common stock at an initial exchange rate of 533.3333 shares of common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of common stock. During the second quarter of 2011, the common stock reserved for exchange in connection with the Exchangeable Notes were considered to be dilutive in our calculation of diluted net income per common share since our stock price was greater than the exchange price. Our stock price

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
as of September 30, 2011 was below the exchange price and therefore these shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2011 as the effect would have been anti-dilutive.
     (g) 7.625% Senior Notes due 2018
          In October 2010, we issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase $489,065 aggregate principal amount of the 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 7.625% Senior Notes.
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
          At September 30, 2011, we were in compliance with our debt covenants.
(12) Stockholders’ Equity
     Common Stock, par value $0.001 per share
          We were authorized to issue up to 9,000,000,000 shares of common stock as of September 30, 2011 and December 31, 2010. There were 3,951,945,992 and 3,933,195,112 shares of common stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.
          As of September 30, 2011, approximately 3,354,649,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.
          To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed in July 2008, which were retired upon receipt. As of September 30, 2011, there were 202,400,000 shares loaned under the facilities. In October 2011, MS and UBS returned the remaining 202,400,000 shares loaned. The returned shares were retired upon receipt and will be removed from outstanding common stock in the fourth quarter of 2011.
          Once borrowed shares are returned to us, they may not be re-borrowed under the share lending agreements.
          The shares we loaned to the share borrowers were issued and outstanding for corporate law purposes through October 2011, and holders of borrowed shares (other than the share borrowers) had the same rights under those shares as holders of any of our other outstanding common shares. Under GAAP, the borrowed shares were not considered outstanding for the purpose of computing and reporting our net income (loss) per common share.
          We recorded interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs of $1,276 and $2,555, respectively, for the three months ended September 30, 2011 and 2010 and $6,727 and $7,473, respectively, for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, the unamortized balance of the debt issuance costs was $42,961, with $42,101 recorded in deferred financing fees, net, and $859 recorded in long-term related party assets. As of December 31, 2010, the unamortized balance of the debt issuance costs was $51,243, with $50,218 recorded in deferred financing fees, net, and $1,025 recorded in long-term related party assets. As of September 30, 2011 and December 31, 2010, the

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
estimated fair value of the remaining 202,400,000 loaned shares was approximately $305,624 and $329,912, respectively. These costs will continue to be amortized until the debt is terminated.
          In January 2004, SIRIUS signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, SIRIUS delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $0 and $1,641 in the three months ended September 30, 2011 and 2010, respectively, and $1,568 and $3,501 in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, there was $0 and $1,568 remaining balance of common stock value included in other current assets, respectively.
     Preferred Stock, par value $0.001 per share
          We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of September 30, 2011 and December 31, 2010.
          There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of September 30, 2011 and December 31, 2010.
          There were 12,500,000 shares of Series B Preferred Stock issued and outstanding as of September 30, 2011 and December 31, 2010. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock.
          There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of September 30, 2011 and December 31, 2010. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide. The Rights Plan expired on August 1, 2011.
     Warrants
          We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements and certain debt issuances. As of September 30, 2011, approximately 24,346,000 warrants to acquire an equal number of shares of common stock with an average exercise price of $2.96 per share were outstanding and fully vested and expire at various times through 2015. During the nine months ended September 30, 2011, 1,575,000 of these warrants expired.
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
     (13) Benefits Plans
          We recognized share-based payment expense of $13,983 and $16,220 for the three months ended September 30, 2011 and 2010, respectively, and $36,006 and $47,443 for the nine months ended September 30, 2011 and 2010, respectively. We did not realize any income tax benefits from share-based benefits plans during the three and nine months ended September 30, 2011 and 2010 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     2009 Long-Term Stock Incentive Plan
          In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2011, approximately 196,121,000 shares of common stock were available for future grants under the 2009 Plan.
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
          The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.1%	1.5%	1.1%	1.7%
Expected life of options — years	5.27	5.33	5.27	5.28
Expected stock price volatility	68%	85%	68%	85%
Expected dividend yield	0%	0%	0%	0%
          There were no options granted to third parties during the three and nine months ended September 30, 2011 and 2010.
     We estimate fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility.
     The following table summarizes stock option activity under our share-based payment plans for the nine months ended September 30, 2011 (shares in thousands):

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding, December 31, 2010	401,870	$1.32
Granted	77,451	$1.80
Exercised	(9,965)	$0.91
Forfeited, cancelled or expired	(24,288)	$4.32

Outstanding, September 30, 2011	445,068	$1.25	6.60	$278,467

Exercisable, September 30, 2011	145,867	$1.89	5.49	$81,314

          The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $1.04 and $0.66, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $10,011 and $5,611, respectively.
          We recognized share-based payment expense associated with stock options of $13,201 and $11,679 for the three months ended September 30, 2011 and 2010, respectively, and $33,098 and $32,459 for the nine months ended September 30, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the nine months ended September 30, 2011 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested, December 31, 2010	2,397	$2.57
Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05

Nonvested, September 30, 2011	421	$1.46

          There were no restricted stock awards or restricted stock units granted during the nine months ended September 30, 2011 and 2010. The total intrinsic value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2011 and 2010 was $3,178 and $3,923, respectively.
          We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $0 and $1,385 for the three months ended September 30, 2011 and 2010, respectively, and $543 and $6,059 for the nine months ended September 30, 2011 and 2010, respectively.
          Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at September 30, 2011 and December 31, 2010, net of estimated forfeitures, was $145,460 and $108,170, respectively. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of September 30, 2011.
     401(k) Savings Plan
          We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.
          The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $782 and $724 for the three months ended September 30, 2011 and 2010, respectively, and $2,365 and $2,649 for the nine months ended September 30, 2011 and 2010, respectively.
          We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. We currently do not anticipate contributing to the profit sharing portion of the Sirius XM Plan in 2011. Profit-sharing contribution expense was $0 and $2,432 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $6,276 for the nine months ended September 30, 2011 and 2010, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(14) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of September 30, 2011:

	Remaining
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations (1)	$24,363	$1,623	$779,636	$550,178	$1,057,000	$700,000	$3,112,800
Cash interest payments (1)	81,399	288,338	288,208	186,935	113,433	160,128	1,118,441
Satellite and transmission	9,760	55,680	4,782	13,250	13,156	22,093	118,721
Programming and content	47,561	227,048	178,953	151,931	145,531	3,750	754,774
Marketing and distribution	28,570	25,070	17,725	12,816	11,644	11,809	107,634
Satellite incentive payments	2,826	11,608	12,693	12,901	12,049	87,601	139,678
Operating lease obligations	8,522	32,819	28,335	21,973	13,851	5,428	110,928
Other	15,119	25,921	9,883	659	268	182	52,032

Total (2)	$218,120	$668,107	$1,320,215	$950,643	$1,366,932	$990,991	$5,515,008

(1)	Includes captial lease obligations.

(2)	The table does not include our reserve for uncertain tax positions, which at September 30, 2011 totaled $1,496, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.
          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. We paid $23,866 of the 2011 remaining obligations of $24,363 in October 2011 upon the maturity of the 3.25% Notes.
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our satellites. As of September 30, 2011, we have accrued $28,498 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.
          Space Systems/Loral may be entitled to future in-orbit performance payments. As of September 30, 2011, we have accrued $11,190 and $21,450 related to contingent performance payments for our FM-5 and XM-5 satellites, respectively, based on expected operating performance over their fifteen-year design life.
          Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to

SIRIUS XM RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Management’s Discussion and Analysis of Financial Condition and Results or Operations” herein and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our competitive position versus other forms of audio and video entertainment, including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies;

•	our ability to retain subscribers and maintain our average monthly revenue per subscriber;

•	our dependence upon automakers and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;

•	potential economic recessionary trends and uncertain economic outlook;

•	our substantial indebtedness; and

•	the useful life of our satellites, which, in most cases, are not insured.
          Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For purposes of this document, we limited forward-looking statements to the next four consecutive quarters.
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on Apple, Blackberry and Android-powered mobile devices.
          In October 2011, we launched an expanded channel lineup, including new music, sports, comedy channels as well as Sirius XM Latino, a suite of Latin channels. These channels, available online and over certain new radios, are the first phase of Sirius XM 2.0, an upgrade and evolution of our satellite and Internet delivered service that will ultimately span hardware, software, audio, and data services. This new technology effectively delivers 25% more bandwidth capacity, which will allow us to expand our audio and data services without affecting the broadcast quality of existing channels.
          We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.
          As of September 30, 2011, we had 21,349,858 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our weather, traffic, data and video services.

          Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans, as well as discounts for multiple subscriptions on either the XM or Sirius networks. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, technology royalties and other ancillary services, such as our Backseat TV, data and weather services.
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
          We also have an interest in the satellite radio services offered in Canada. In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and SIRIUS Canada completed a transaction to combine their operations (“the Canada Merger”). Following the Canada Merger, we own approximately 38% of the equity of CSR, which operates as Sirius XM Canada.
Actual Results of Operations
          Set forth below are our results of operations for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010.

	Unaudited				2011 vs 2010 Change		2011 vs 2010 Change
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months		Nine Months
	2011	2010	2011	2010	Amount	%	Amount	%
Revenue:
Subscriber revenue	$660,837	$612,119	$1,922,917	$1,793,258	$48,718	8%	$129,659	7%
Advertising revenue, net of agency fees	18,810	15,973	53,595	46,296	2,837	18%	7,299	16%
Equipment revenue	15,504	17,823	48,392	50,625	(2,319)	(13%)	(2,233)	(4%)
Other revenue	67,399	71,633	205,882	190,914	(4,234)	(6%)	14,968	8%

Total revenue	762,550	717,548	2,230,786	2,081,093	45,002	6%	149,693	7%
Operating expenses:
Revenue share and royalties	117,043	114,482	340,713	320,567	2,561	2%	20,146	6%
Programming and content	70,509	78,143	210,867	228,595	(7,634)	(10%)	(17,728)	(8%)
Customer service and billing	64,239	60,613	192,667	175,238	3,626	6%	17,429	10%
Satellite and transmission	19,681	20,844	57,238	60,944	(1,163)	(6%)	(3,706)	(6%)
Cost of equipment	5,888	6,463	19,894	22,187	(575)	(9%)	(2,293)	(10%)
Subscriber acquisition costs	107,279	105,984	317,711	305,745	1,295	1%	11,966	4%
Sales and marketing	55,210	51,519	154,471	156,813	3,691	7%	(2,342)	(1%)
Engineering, design and development	14,175	12,526	39,249	35,209	1,649	13%	4,040	11%
General and administrative	58,635	54,188	175,469	170,935	4,447	8%	4,534	3%
Depreciation and amortization	65,403	67,450	200,865	206,945	(2,047)	(3%)	(6,080)	(3%)
Restructuring, impairments and related costs	—	2,267	—	4,071	(2,267)	(100%)	(4,071)	(100%)

Total operating expenses	578,062	574,479	1,709,144	1,687,249	3,583	1%	21,895	1%

Income from operations	184,488	143,069	521,642	393,844	41,419	29%	127,798	32%
Other income (expense):
Interest expense, net of amounts capitalized	(75,316)	(68,559)	(229,730)	(223,230)	(6,757)	(10%)	(6,500)	(3%)
Loss on extinguishment of debt and credit facilities, net	—	(256)	(7,206)	(34,695)	256	100%	27,489	79%
Interest and investment income (loss)	292	(4,305)	78,590	(7,197)	4,597	107%	85,787	nm
Other income	435	1,108	2,235	1,837	(673)	(61%)	398	22%

Total other expense	(74,589)	(72,012)	(156,111)	(263,285)	(2,577)	(4%)	107,174	41%

Income before income taxes	109,899	71,057	365,531	130,559	38,842	55%	234,972	180%
Income tax expense	(5,714)	(3,428)	(9,907)	(6,060)	(2,286)	(67%)	(3,847)	(63%)

Net income	$104,185	$67,629	$355,624	$124,499	$36,556	54%	$231,125	186%

nm- not meaningful
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees.
•	Three Months: For the three months ended September 30, 2011 and 2010, subscriber revenue was $660,837 and $612,119, respectively, an increase of 8%, or $48,718. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers and an increase in sales of premium services, including Premier packages, data services and streaming, partially offset by the impact of subscription discounts offered through customer acquisition and retention programs.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, subscriber revenue was $1,922,917 and $1,793,258, respectively, an increase of 7%, or $129,659. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers and an increase in sales of premium services, including Premier packages, data services and streaming, partially offset by the impact of subscription discounts offered through customer acquisition and retention programs.

          The growth of future subscriber revenue will be dependent upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. In September 2011, we announced an increase in certain of our subscription rates beginning January 2012.
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.
•	Three Months: For the three months ended September 30, 2011 and 2010, advertising revenue was $18,810 and $15,973, respectively, an increase of 18%, or $2,837. The increase was primarily due to more effective sales efforts and greater demand for audio advertising resulting in increases in the number of advertising spots sold as well as the rate charged per spot.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, advertising revenue was $53,595 and $46,296, respectively, an increase of 16%, or $7,299. The increase was primarily due to more effective sales efforts and greater demand for audio advertising resulting in increases in the number of advertising spots sold as well as the rate charged per spot.
          Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as advertisers are attracted by the growth in our subscriber base.
          Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
•	Three Months: For the three months ended September 30, 2011 and 2010, equipment revenue was $15,504 and $17,823 respectively, a decrease of 13%, or $2,319. The decrease was driven by a reduction in aftermarket hardware subsidies earned.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, equipment revenue was $48,392 and $50,625, respectively, a decrease of 4%, or $2,233. The decrease was driven by a reduction in aftermarket hardware subsidies earned, partially offset by increased OEM production.
          We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.
          Other Revenue primarily includes amounts collected from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.
•	Three Months: For the three months ended September 30, 2011 and 2010, other revenue was $67,399 and $71,633, respectively, a decrease of 6%, or $4,234. The decrease was primarily due to a reduction in the U.S. Music Royalty Fee rate, which was partially offset by increased royalty revenue from Sirius XM Canada and an increase in subscribers subject to the U.S. Music Royalty Fee.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, other revenue was $205,882 and $190,914, respectively, an increase of 8%, or $14,968. The increase was primarily due to an increase in subscribers subject to the U.S. Music Royalty Fee, which was partially offset by a rate reduction to that fee and increased royalty revenue from Sirius XM Canada.
          Other revenues are dependent upon the amount of the U.S. Music Royalty Fee and revenues from our Canadian affiliate. We expect other revenue will grow as our subscribers subject to the U.S. Music Royalty Fee grow and as our Canadian affiliate grows.
     Operating Expenses
          Revenue Share and Royalties include distribution and content provider revenue share, advertising revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using satellite radios purchased from retailers. Advertising revenue share is recognized in revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2011 and 2010, revenue share and royalties were $117,043 and $114,482, respectively, an increase of 2%, or $2,561 but decreased as a percentage of total revenue. The increase was primarily attributable to a 12% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $4,794 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, revenue share and royalties were $340,713 and $320,567, respectively, an increase of 6%, or $20,146 and remained flat as a percentage of total revenue. The increase was primarily attributable to a 16% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $14,088 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.
          We expect our revenue share and royalty costs to increase as our revenues grow and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 7.5% and 7.0% of gross revenues, subject to certain exclusions, for the nine months ended September 30, 2011 and 2010, respectively, and will pay royalties of 8.0% for 2012. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue; purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts.
•	Three Months: For the three months ended September 30, 2011 and 2010, programming and content expenses were $70,509 and $78,143, respectively, a decrease of 10%, or $7,634, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements and general operating costs, partially offset by increases in personnel costs and a $1,921 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, programming and content expenses were $210,867 and $228,595, respectively, a decrease of 8%, or $17,728, and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements and general operating costs, partially offset by increases in personnel costs and a $6,160 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.
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
          Customer Service and Billing includes costs associated with the operation and management of third party customer service centers, and our subscriber management systems as well as billing and collection costs, transaction fees and bad debt expense.
•	Three Months: For the three months ended September 30, 2011 and 2010, customer service and billing expenses were $64,239 and $60,613, respectively, an increase of 6%, or $3,626, and remained flat as a percentage of total revenue. The increase was primarily attributable to an 8% increase in daily weighted average subscribers which drove higher call volume, billing and collection costs, and transaction fees, as well as increased agent rates and personnel costs, partially offset by lower general operating costs.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, customer service and billing expenses were $192,667 and $175,238, respectively, an increase of 10%, or $17,429 and remained flat as a percentage of total revenue. The increase was primarily attributable to an 8% increase in daily weighted average subscribers which drove higher call volume, billing and collection costs, and transaction fees, as well as increased handle time per call and personnel costs, partially offset by lower agent rates and general operating costs.
          We expect our customer service and billing expenses to increase as our subscriber base grows due to increased call center operating costs, billing and collection costs and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our internet streaming service.

•	Three Months: For the three months ended September 30, 2011 and 2010, satellite and transmission expenses were $19,681 and $20,844, respectively, a decrease of 6%, or $1,163, and decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses from site reductions and favorable lease renewals, as well as savings in personnel costs.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, satellite and transmission expenses were $57,238 and $60,944, respectively, a decrease of 6%, or $3,706, and decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses from site reductions and favorable lease renewals, as well as savings in personnel costs.
          We expect overall satellite and transmission expenses to increase from costs associated with our enhanced internet-based features and functionality, while costs associated with our in-orbit satellite fleet and terrestrial repeater network remain relatively flat.
          Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
•	Three Months: For the three months ended September 30, 2011 and 2010, cost of equipment was $5,888 and $6,463, respectively, a decrease of 9%, or $575, and remained flat as a percentage of total revenue. The decrease was primarily due to lower volume of direct to consumer sales.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, cost of equipment was $19,894 and $22,187, respectively, a decrease of 10%, or $2,293, and remained flat as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs and reduced costs to produce aftermarket radios.
          We expect cost of equipment to vary with changes in sales, supply chain management and inventory valuations.
          Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate satellite radios; product warranty obligations; freight; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with, acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of satellite radios and revenue share payments to automakers and retailers of satellite radios.
•	Three Months: For the three months ended September 30, 2011 and 2010, subscriber acquisition costs were $107,279 and $105,984, respectively, an increase of 1%, or $1,295, but decreased as a percentage of total revenue. The increase was primarily a result of the 10% increase in gross subscriber additions, higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, subscriber acquisition costs were $317,711 and $305,745, respectively, an increase of 4%, or $11,966, but decreased as a percentage of total revenue. The increase was primarily a result of the 12% increase in gross subscriber additions and higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and a $5,231 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.
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
•	Three Months: For the three months ended September 30, 2011 and 2010, sales and marketing expenses were $55,210 and $51,519, respectively, an increase of 7%, or $3,691, and remained flat as a percentage of total revenue. The increase was primarily due to increased subscriber communications and retention programs as well as increased cooperative marketing in our OEM channel associated with a greater number of subscribers and promotional trials, partially offset by reductions in consumer advertising and event marketing.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, sales and marketing expenses were $154,471 and $156,813, respectively, a decrease of 1%, or $2,342, and decreased as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising and event marketing, partially offset by increased subscriber communications and retention programs as well as increased cooperative marketing in our OEM channel associated with a greater number of subscribers and promotional trials.
          Sales and marketing expenses may fluctuate on a quarterly basis as we launch seasonal advertising and promotional initiatives to attract new subscribers in existing and new distribution channels, and launch and expand programs to retain our existing subscribers and win-back former subscribers.
          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended September 30, 2011 and 2010, engineering, design and development expenses were $14,175 and $12,526, respectively, an increase of 13%, or $1,649, and remained flat as a percentage of total revenue. The increase was primarily due to higher aftermarket product development costs and costs related to enhanced subscriber features and functionality, partially offset by lower share-based payment expenses.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, engineering, design and development expenses were $39,249 and $35,209, respectively, an increase of 11%, or $4,040, and remained flat as a percentage of total revenue. The increase was primarily due to higher aftermarket product development costs and costs related to enhanced subscriber features and functionality, partially offset by lower share-based payment expenses.
          We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets, products, features, and functionality.
          General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, insurance and investor relations costs.
•	Three Months: For the three months ended September 30, 2011 and 2010, general and administrative expenses were $58,635 and $54,188, respectively, an increase of 8%, or $4,447, and remained flat as a percentage of total revenue. The increase was primarily due to an insurance recovery related to legal costs in the third quarter of 2010 with no such amounts in 2011, partially offset by lower legal expense.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, general and administrative expenses were $175,469 and $170,935, respectively, an increase of 3%, or $4,534, and decreased as a percentage of total revenue. The increase was primarily due to an insurance recovery related to legal costs in the third quarter of 2010 with no such amounts in 2011, partially offset by lower share-based payment expense.
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
•	Three Months: For the three months ended September 30, 2011 and 2010, depreciation and amortization expense was $65,403 and $67,450, respectively, a decrease of 3%, or $2,047, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in service.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, depreciation and amortization expense was $200,865 and $206,945, respectively, a decrease of 3%, or $6,080, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in service.
          We expect depreciation expenses to increase in future periods as we recognize depreciation expense on our recently launched satellite, XM-5, and complete the construction and launch of our FM-6 satellite, which will be partially offset by reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
          Restructuring, Impairments and Related Costs represents charges related to the re-organization of our staff and restructuring of contracts principally following the Merger.
•	In 2011, we have not had any restructuring, impairments and related costs. For the three and nine months ended September 30, 2010, we reported $2,267 and $4,071, respectively, for charges related to the restructuring of certain contracts and the re-organization of our staff principally following the Merger.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.
•	Three Months: For the three months ended September 30, 2011 and 2010, interest expense was $75,316 and $68,559, respectively, an increase of 10%, or $6,757. The increase was primarily due to lower capitalized interest directly related to the construction of our satellites and related launch vehicles, partially offset by the mix of outstanding debt with lower interest rates.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, interest expense was $229,730 and $223,230, respectively, an increase of 3%, or $6,500. The increase was primarily due to lower capitalized interest directly related to the construction of our satellites and related launch vehicles, partially offset by the mix of outstanding debt with lower interest rates.
          Following the launch of our FM-6 satellite, which is anticipated during the first quarter of 2012, the capitalization of interest expense related to the construction of our satellites and related launch vehicles will be eliminated. As a result, we expect interest expense to increase, as the impact of capitalized interest related to the construction of our satellites and related launch vehicles is eliminated, offset partially as debt outstanding declines due to retirements at maturity, redemption call dates or through debt repurchases.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended September 30, 2010, loss on extinguishment of debt and credit facilities, net, was $256, resulting from the repayment of our 9.75% Senior Secured Notes due 2015.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, loss on extinguishment of debt and credit facilities, net, was $7,206 and $34,695, respectively, a decrease of 79%, or $27,489. During the nine months ended September 30, 2011, the loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and the partial repayment of our 3.25% Convertible Notes due 2011. During the nine months ended September 30, 2010, the loss was incurred on the repayment of SIRIUS’ Senior Secured Term Loan due 2012 and 9.625% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of SIRIUS Canada’s and XM Canada’s pre-merger net losses, our share of the income (loss) of Sirius XM Canada and gains related to the Canada Merger.
•	Three Months: For the three months ended September 30, 2011 and 2010, interest and investment income (loss) was $292 and ($4,305), respectively, an increase of $4,597. The increase was attributable to income from our interests in Sirius XM Canada compared to net losses incurred by Sirius Canada and XM Canada in the third quarter of 2010.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, interest and investment income (loss) was $78,590 and ($7,197), respectively, an increase of $85,787. The increase was attributable to a net gain realized as a result of the Canada Merger. This transaction resulted in the recognition of an $84,855 gain recorded in interest and investment income. The gain was partially offset by our share of net losses at XM Canada and Sirius Canada.

     Income Taxes
          Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP and foreign withholding taxes on royalty income.
•	Three Months: For the three months ended September 30, 2011 and 2010, income tax expense was $5,714 and $3,428, respectively, an increase of 67%, or $2,286. The increase was primarily due to an increase in the applicable state effective tax rate and foreign withholding taxes on royalty income.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, income tax expense was $9,907 and $6,060, respectively, an increase of 63%, or $3,847. The increase was primarily due to an increase in the applicable state effective tax rate and foreign withholding taxes on royalty income.
          We have previously disclosed the details of our deferred tax assets, including the amount of our net tax loss carry forwards, the expiration dates thereof and the valuation allowance related to our deferred tax assets. (See Note 14, Income Taxes, to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2010 for further details regarding our deferred tax assets). In assessing the recoverability of our deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of a tax position in accordance with the Income Tax Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income and tax planning strategies in making this assessment. In accordance with the Income Taxes Topic, based upon the level of historical taxable losses, we have maintained a deferred tax valuation allowance against our deferred tax assets through September 30, 2011. In 2010, we had our first full year of pre-tax earnings yet continued to generate taxable losses. The first nine months of 2011 has continued with positive earnings and has generated taxable income. If such earnings trends continue, we may realize the benefits of all or a significant portion of our net deferred tax assets in 2012 through a reduction in our deferred tax valuation allowance. This would result in an income tax benefit that would be reflected in net income. As of December 31, 2010, we had $3.5 billion of valuation allowances established against the deferred tax assets.
Subscriber Data
          The following table contains actual subscriber data for the three and nine months ended September 30, 2011 and 2010, respectively:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning subscribers	21,016,175	19,527,448	20,190,964	18,772,758
Gross subscriber additions	2,138,131	1,952,054	6,369,846	5,693,409
Deactivated subscribers	(1,804,448)	(1,617,327)	(5,210,952)	(4,603,992)

Net additions	333,683	334,727	1,158,894	1,089,417

Ending subscribers	21,349,858	19,862,175	21,349,858	19,862,175

Self-pay	17,534,310	16,335,819	17,534,310	16,335,819
Paid promotional	3,815,548	3,526,356	3,815,548	3,526,356

Ending subscribers	21,349,858	19,862,175	21,349,858	19,862,175

Self-pay	364,004	258,105	847,511	631,887
Paid promotional	(30,321)	76,622	311,383	457,530

Net additions	333,683	334,727	1,158,894	1,089,417

Daily weighted average number of subscribers	21,107,540	19,610,837	20,688,641	19,181,040

Average self-pay monthly churn (1)	1.9%	1.9%	1.9%	1.9%

Conversion rate (2)	44.4%	48.1%	44.7%	46.6%

Note: See pages 38 through 44 for footnotes.
          Subscribers. At September 30, 2011 and 2010, subscribers were 21,349,858 and 19,862,175, an increase of 7%, or 1,487,683. Self-pay subscribers were 17,534,310 and 16,335,819, respectively, an increase of 7%, or 1,198,491. Paid promotional subscribers were 3,815,548 and 3,526,356, respectively, an increase of 8%, or 289,192. These improvements were primarily driven by an increase in U.S. light vehicles sales, new vehicle penetration and returning activations.
          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 38 through 44 for more details.)
•	For the three and nine months ended September 30, 2011 and 2010, our average self-pay monthly churn rate was 1.9%.
          Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended September 30, 2011 and 2010, our conversion rate was 44.4% and 48.1%, respectively. The decrease was primarily due to the changing mix of sales among OEMs and operational issues impacting the timing of the receipt of customer information and prompt marketing communications with buyers and lessees of vehicles.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, our conversion rate was 44.7% and 46.6%, respectively. The decrease was primarily due to the changing mix of sales among OEMs and operational issues impacting the timing of the receipt of customer information and prompt marketing communications with buyers and lessees of vehicles.
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
          The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for per subscriber amounts)	2011	2010	2011	2010
ARPU (3)	$11.66	$11.81	$11.57	$11.70
SAC, per gross subscriber addition (4)	$55	$59	$55	$59
Customer service and billing expenses, per average subscriber (5)	$1.01	$1.02	$1.03	$1.00
Free cash flow (6)	$75,377	$61,998	$223,936	$43,126
Adjusted total revenue (8)	$764,842	$722,537	$2,239,737	$2,098,659
Adjusted EBITDA (7)	$197,288	$169,727	$563,741	$481,799

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
•	Three Months: For the three months ended September 30, 2011 and 2010, ARPU was $11.66 and $11.81, respectively. The decrease was driven primarily by an increase in subscription discounts offered through customer acquisition and retention programs, the number of subscribers on OEM paid promotional plans and the decrease in the U.S. Music Royalty Fee, partially offset by an increase in sales of our premium services, including Premier packages, data services and streaming.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, ARPU was $11.57 and $11.70, respectively. The decrease was driven primarily by an increase in subscription discounts offered through customer acquisition and retention programs and the decrease in the U.S. Music Royalty Fee, partially offset by an increase in sales of our premium services, including Premier packages, data services and streaming.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended September 30, 2011 and 2010, SAC, per gross subscriber addition was $55 and $59, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers, partially offset by an increase in OEM production with factory-installed satellite radios compared to the three months ended September 30, 2010.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, SAC, per gross subscriber addition was $55 and $59, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers.
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
•	Three Months: For the three months ended September 30, 2011 and 2010, customer service and billing expenses, per average subscriber was $1.01 and $1.02, respectively. The decrease was primarily due to lower general operating costs, partially offset by higher call volume, handle time per call, increased agent rates and personnel costs associated with the 8% growth in daily weighted average subscribers.
•	Nine Months: For the nine months ended September 30, 2011 and 2010, customer service and billing expenses, per average subscriber was $1.03 and $1.00, respectively. The increase was primarily due to higher call volume, handle time per call and personnel costs, partially offset by lower agent rates, general operating costs and the 8% growth in daily weighted average subscribers.
     Free Cash Flow includes the net cash provided by operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 38 through 44 for more details.)
•	Three Months: For the three months ended September 30, 2011 and 2010, free cash flow was $75,377 and $61,998, respectively, an increase of $13,379. Net cash provided by operating activities decreased $34,915 to $115,144 for the three months ended September 30, 2011 compared to the $150,059 provided by operations for the three months ended September 30, 2010. Capital expenditures for property and equipment for the three months ended September 30, 2011 decreased $48,294 to $39,767 compared to $88,061 for the three months ended September 30, 2010. The decrease in net cash provided by operating activities was primarily the result of the timing of prepayments made to content providers, partially offset by improved operating performance driving higher adjusted EBITDA. The decrease in capital expenditures for the three months ended September 30, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in the fourth quarter of 2010 of our XM-5 satellite.

•	Nine Months: For the nine months ended September 30, 2011 and 2010, free cash flow was $223,936 and $43,126, respectively, an increase of $180,810. Net cash provided by operating activities increased $37,588 to $328,634 for the nine months ended September 30, 2011 compared to the $291,046 provided by operations for the nine months ended September 30, 2010. Capital expenditures for property and equipment for the nine months ended September 30, 2011 decreased $142,309 to $115,065 compared to $257,374 for the nine months ended September 30, 2010. Cash provided by restricted and other investing activities increased $913 for the nine months ended September 30, 2011. The increase in net cash provided by operating activities was primarily the result of improved operating performance driving higher adjusted EBITDA, cash received from the Canada Merger, higher collections from subscribers and distributors, and the repayment in the first quarter of 2010 of liabilities deferred in 2009. The decrease in capital expenditures for the nine months ended September 30, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in the fourth quarter of 2010 of our XM-5 satellite. The increase in restricted and other investment activities was driven by the return of capital resulting from the Canada Merger, partially offset by proceeds from the sale of investment securities in the nine months ended September 30, 2010.
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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Subscriber revenue	$660,837	$612,119	$1,922,917	$1,793,258
Advertising revenue, net of agency fees	18,810	15,973	53,595	46,296
Equipment revenue	15,504	17,823	48,392	50,625
Other revenue	67,399	71,633	205,882	190,914
Purchase price accounting adjustments:
Subscriber revenue	479	3,176	3,513	12,128
Other revenue	1,813	1,813	5,438	5,438

Adjusted total revenue	$764,842	$722,537	$2,239,737	$2,098,659

     Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See accompanying footnotes on pages 38 through 44 for more details):
•	Three Months: For the three months ended September 30, 2011 and 2010, adjusted EBITDA was $197,288 and $169,727, respectively, an increase of 16%, or $27,561. The increase was primarily due to an increase of 6%, or $42,305, in adjusted revenues, partially offset by an increase of 3%, or $14,744, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues and increased customer service and billing expenses associated with subscriber growth, partially offset by lower programming and content costs.
•	Nine Months: For the nine months ended September 30, 2011 and 2010, adjusted EBITDA was $563,741 and $481,799, respectively, an increase of 17%, or $81,942. The increase was primarily due to an increase of 7%, or $141,078, in adjusted revenues, partially offset by an increase of 4%, or $59,136, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base and the additional subscribers subject to the U.S. Music Royalty Fee. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, increased customer service and billing expenses associated with subscriber growth and higher subscriber acquisition costs related to the 12% increase in gross additions, partially offset by lower programming and content costs.
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010
               As of September 30, 2011 and December 31, 2010, we had $604,592 and $586,691, respectively, of cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
	2011	2010	2011 vs. 2010
Net cash provided by operating activities	$328,634	$291,046	$37,588
Net cash used in investing activities	(104,698)	(247,920)	143,222
Net cash used in financing activities	(206,035)	(110,360)	(95,675)

Net increase (decrease) in cash and cash equivalents	17,901	(67,234)	85,135
Cash and cash equivalents at beginning of period	586,691	383,489	203,202

Cash and cash equivalents at end of period	$604,592	$316,255	$288,337

Cash Flows Provided by Operating Activities
             Cash provided by operating activities increased by $37,588, or 13%, to $328,634 for the nine months ended September 30, 2011 from cash provided by operating activities of $291,046 for the nine months ended September 30, 2010. The primary drivers of our operating cash flow growth have been improvements in profitability and changes in operating assets and liabilities.
•	Our net income was $355,624 and $124,499 for the nine months ended September 30, 2011 and 2010, respectively. The increase in net income was primarily due to an increase in our subscriber revenues of $129,659, or 7%, for the nine months ended September 30, 2011.

•	Adjustments to net income were $33,089 and $182,131 for the nine months ended September 30, 2011 and 2010, respectively. Significant components of adjustments to net income, and their impact on cash flows from operating activities, include the following:

	For the Nine Months Ended September 30,
	2011	2010
Depreciation and amortization	$ 200,865	$ 206,945
Loss on extinguishment of debt and credit facilities, net	7,206	34,695
Gain on merger of unconsolidated entities	(84,855)	—
Share-based payment expense	37,574	50,944
Other non-cash purchase price adjustments	(203,630)	(184,703)
            Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense on our recently launched satellite, XM-5, and complete the construction and launch of our FM-6 satellite.

     Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of retirement of certain debt instruments. Future charges related to the retirement of debt are dependent upon many factors, including the conversion price of debt or our ability to refinance or retire specific debt instruments.
     Gain on merger of unconsolidated entities represents the gain on the Canada Merger which closed in June 2011.
     Share-based payment expense is expected to increase in future periods as we grant equity awards to our employees and directors. Compensation expense for share-based awards is recorded in the financial statements based on the fair value of the underlying equity awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model which is subject to various assumptions including the market price of our common stock, estimated forfeiture rates of awards and the volatility of our stock price. The fair value of restricted shares and restricted stock units is based on the market price of our common stock at date of grant.
     Other non-cash purchase price adjustments include liabilities recorded as a result of the Merger related to executory contracts with an OEM and certain programming providers, as well as amortization resulting from changes in the value of deferred revenue as a result of the Merger.
•	Changes in operating assets and liabilities reduced operating cash flows for the nine months ended September 30, 2011 and 2010, by ($60,079) and ($15,584), respectively. Significant changes in operating assets and liabilities include the timing of collections from our customers, the repayment of the XM Canada credit facility and the timing of payments to vendors and related parties. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments and the terms and conditions of each of our vendors.
Cash Flows Used in Investing Activities
     Cash used for investing activities consists primarily of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite, which is scheduled for launch early next year. After the launch of our FM-6 satellite, we anticipate no satellite capital expenditures for several years until it becomes necessary to replace satellites in our fleet.
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
Future Liquidity and Capital Resource Requirements
     As disclosed in Note 14 to our unaudited consolidated financial statements, as of September 30, 2011, we are contractually obligated to incur capital expenditures of approximately $9,760 and $55,680 in 2011 and 2012, respectively, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.
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
Debt Covenants
     The indentures governing our debt include restrictive covenants. As of September 30, 2011, we were in compliance with our debt covenants.
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
2009 Long-Term Stock Incentive Plan
     In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan, which provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of September 30, 2011, approximately 196,121,000 shares of common stock were available for future grants under the 2009 Plan.
Other Plans
     We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be granted under these plans. There are outstanding awards under these plans.
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

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter.

(2)	We measure the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Subscriber revenue (GAAP)	$660,837	$612,119	$1,922,917	$1,793,258
Add: net advertising revenue (GAAP)	18,810	15,973	53,595	46,296
Add: other subscription-related revenue (GAAP)	58,168	63,554	174,341	168,195
Add: purchase price accounting adjustments	479	3,176	3,513	12,128

	$738,294	$694,822	$2,154,366	$2,019,877

Daily weighted average number of subscribers	21,107,540	19,610,837	20,688,641	19,181,040

ARPU	$11.66	$11.81	$11.57	$11.70

(4)	Subscriber acquisition cost, per gross subscriber addition (or SAC, per gross subscriber addition) is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Subscriber acquisition costs (GAAP)	$107,279	$105,984	$317,711	$305,745
Less: margin from direct sales of radios and accessories (GAAP)	(9,616)	(11,360)	(28,498)	(28,438)
Add: purchase price accounting adjustments	20,620	20,889	64,086	58,855

	$118,283	$115,513	$353,299	$336,162

Gross subscriber additions	2,138,131	1,952,054	6,369,846	5,693,409

SAC, per gross subscriber addition	$55	$59	$55	$59

(5)	Customer service and billing expenses, per average subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Customer service and billing expenses (GAAP)	$64,239	$60,613	$192,667	$175,238
Less: share-based payment expense, net of purchase price accounting adjustments	(402)	(700)	(1,077)	(2,157)
Add: purchase price accounting adjustments	—	54	18	226

	$63,837	$59,967	$191,608	$173,307

Daily weighted average number of subscribers	21,107,540	19,610,837	20,688,641	19,181,040

Customer service and billing expenses, per average subscriber	$1.01	$1.02	$1.03	$1.00

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$115,144	$150,059	$328,634	$291,046
Additions to property and equipment	(39,767)	(88,061)	(115,065)	(257,374)
Restricted and other investment activity	—	—	10,367	9,454

Free cash flow	$75,377	$61,998	$223,936	$43,126

(7)	EBITDA is defined as net income before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (GAAP):	$104,185	$67,629	$355,624	$124,499
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 41-44)	2,292	4,989	8,951	17,566
Operating expenses (see pages 41-44)	(68,878)	(66,438)	(205,472)	(193,904)
Share-based payment expense, net of purchase price accounting adjustments	13,983	18,390	37,755	53,277
Depreciation and amortization (GAAP)	65,403	67,450	200,865	206,945
Restructuring, impairments and related costs	—	2,267	—	4,071
Interest expense, net of amounts capitalized (GAAP)	75,316	68,559	229,730	223,230
Loss on extinguishment of debt and credit facilities, net (GAAP)	—	256	7,206	34,695
Interest and investment (income) loss (GAAP)	(292)	4,305	(78,590)	7,197
Other income (GAAP)	(435)	(1,108)	(2,235)	(1,837)
Income tax expense (GAAP)	5,714	3,428	9,907	6,060

Adjusted EBITDA	$197,288	$169,727	$563,741	$481,799

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the three and nine months ended September 30, 2011 and 2010:

	Unaudited For the Three Months Ended September 30, 2011
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue	$660,837	$479	$—	$661,316
Advertising revenue, net of agency fees	18,810	—	—	18,810
Equipment revenue	15,504	—	—	15,504
Other revenue	67,399	1,813	—	69,212

Total revenue	$762,550	$2,292	$—	$764,842

Operating expenses
Cost of services:
Revenue share and royalties	117,043	32,293	—	149,336
Programming and content	70,509	12,034	(1,275)	81,268
Customer service and billing	64,239	—	(402)	63,837
Satellite and transmission	19,681	—	(735)	18,946
Cost of equipment	5,888	—	—	5,888
Subscriber acquisition costs	107,279	20,620	—	127,899
Sales and marketing	55,210	3,931	(2,165)	56,976
Engineering, design and development	14,175	—	(1,291)	12,884
General and administrative	58,635	—	(8,115)	50,520
Depreciation and amortization (a)	65,403	—	—	65,403
Restructuring, impairments and related costs	—	—	—	—
Share-based payment expense (b)	—	—	13,983	13,983

Total operating expenses	$578,062	$68,878	$—	$646,940

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2011 was $15,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,275	$—	$—	$1,275
Customer service and billing	402	—	—	402
Satellite and transmission	735	—	—	735
Sales and marketing	2,165	—	—	2,165
Engineering, design and development	1,291	—	—	1,291
General and administrative	8,115	—	—	8,115

Total share-based payment expense	$13,983	$—	$—	$13,983

	Unaudited For the Three Months Ended September 30, 2010
		Purchase Price	Allocation of
(in thousands)	As Reported	Accounting Adjustments	Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$612,119	$3,176	$—	$615,295
Advertising revenue, net of agency fees	15,973	—	—	15,973
Equipment revenue	17,823	—	—	17,823
Other revenue	71,633	1,813	—	73,446

Total revenue	$717,548	$4,989	$—	$722,537

Operating expenses
Cost of services:
Revenue share and royalties	114,482	27,499	—	141,981
Programming and content	78,143	13,955	(3,229)	88,869
Customer service and billing	60,613	54	(700)	59,967
Satellite and transmission	20,844	272	(1,093)	20,023
Cost of equipment	6,463	—	—	6,463
Subscriber acquisition costs	105,984	20,889	—	126,873
Sales and marketing	51,519	3,506	(2,812)	52,213
Engineering, design and development	12,526	93	(1,776)	10,843
General and administrative	54,188	170	(8,780)	45,578
Depreciation and amortization (a)	67,450	—	—	67,450
Restructuring, impairments and related costs	2,267	—	—	2,267
Share-based payment expense (b)	—	—	18,390	18,390

Total operating expenses	$574,479	$66,438	$—	$640,917

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2010 was $16,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$3,148	$81	$—	$3,229
Customer service and billing	646	54	—	700
Satellite and transmission	1,042	51	—	1,093
Sales and marketing	2,732	80	—	2,812
Engineering, design and development	1,683	93	—	1,776
General and administrative	8,610	170	—	8,780

Total share-based payment expense	$17,861	$529	$—	$18,390

	Unaudited For the Nine Months Ended September 30, 2011
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,922,917	$3,513	$—	$1,926,430
Advertising revenue, net of agency fees	53,595	—	—	53,595
Equipment revenue	48,392	—	—	48,392
Other revenue	205,882	5,438	—	211,320

Total revenue	$2,230,786	$8,951	$—	$2,239,737

Operating expenses
Cost of services:
Revenue share and royalties	340,713	93,359	—	434,072
Programming and content	210,867	36,645	(4,745)	242,767
Customer service and billing	192,667	18	(1,077)	191,608
Satellite and transmission	57,238	313	(1,867)	55,684
Cost of equipment	19,894	—	—	19,894
Subscriber acquisition costs	317,711	64,086	—	381,797
Sales and marketing	154,471	10,961	(5,654)	159,778
Engineering, design and development	39,249	31	(3,407)	35,873
General and administrative	175,469	59	(21,005)	154,523
Depreciation and amortization (a)	200,865	—	—	200,865
Restructuring, impairments and related costs	—	—	—	—
Share-based payment expense (b)	—	—	37,755	37,755

Total operating expenses	$1,709,144	$205,472	$—	$1,914,616

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2011 was $45,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$4,718	$27	$—	$4,745
Customer service and billing	1,059	18	—	1,077
Satellite and transmission	1,848	19	—	1,867
Sales and marketing	5,627	27	—	5,654
Engineering, design and development	3,376	31	—	3,407
General and administrative	20,946	59	—	21,005

Total share-based payment expense	$37,574	$181	$—	$37,755

	Unaudited For the Nine Months Ended September 30, 2010
		Purchase Price	Allocation of
		Accounting	Share-based
(in thousands)	As Reported	Adjustments	Payment Expense	Adjusted
Revenue:
Subscriber revenue	$1,793,258	$12,128	$—	$1,805,386
Advertising revenue, net of agency fees	46,296	—	—	46,296
Equipment revenue	50,625	—	—	50,625
Other revenue	190,914	5,438	—	196,352

Total revenue	$2,081,093	$17,566	$—	$2,098,659

Operating expenses
Cost of services:
Revenue share and royalties	320,567	79,271	—	399,838
Programming and content	228,595	42,805	(8,129)	263,271
Customer service and billing	175,238	226	(2,157)	173,307
Satellite and transmission	60,944	897	(3,196)	58,645
Cost of equipment	22,187	—	—	22,187
Subscriber acquisition costs	305,745	58,855	—	364,600
Sales and marketing	156,813	10,692	(8,274)	159,231
Engineering, design and development	35,209	427	(5,332)	30,304
General and administrative	170,935	731	(26,189)	145,477
Depreciation and amortization (a)	206,945	—	—	206,945
Restructuring, impairments and related costs	4,071	—	—	4,071
Share-based payment expense (b)	—	—	53,277	53,277

Total operating expenses	$1,687,249	$193,904	$—	$1,881,153

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2010 was $52,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$7,760	$369	$—	$8,129
Customer service and billing	1,931	226	—	2,157
Satellite and transmission	2,960	236	—	3,196
Sales and marketing	7,930	344	—	8,274
Engineering, design and development	4,905	427	—	5,332
General and administrative	25,458	731	—	26,189

Total share-based payment expense	$50,944	$2,333	$—	$53,277

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of September 30, 2011, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and we also hold certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the objectives in our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
     Controls and Procedures
          As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          State Consumer Investigations. A Multistate Working Group of 30 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
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
          Carl Blessing et al. v. Sirius XM Radio Inc. We have settled the case titled Carl Blessing et al. v. Sirius XM Radio Inc. and the settlement has been approved by the United States District Court for the Southern District of New York.
          Carl Blessing, a subscriber, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing and several other plaintiffs purported to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free streaming internet service. The suit claimed that the pricing changes showed that our merger with XM lessened competition or led to a monopoly in violation of the Clayton Act and that the merger led to monopolization in violation of the Sherman Act. Earlier the Court dismissed the plaintiffs’ claims for breach of contract and granted our motion for summary judgment as to various state law claims.
          As part of the settlement, we agreed not to: raise the price of our basic satellite radio service, our other programming packages or our internet streaming services; increase our US Music Royalty Fee; or decrease our multi-radio discount. Existing subscribers may also renew their current subscription plans at our current rates prior to December 31, 2011. Former subscribers who terminated their subscriptions after July 29, 2009 are entitled to receive, at their election, either: one month of our basic satellite radio service or one month of our Internet streaming, at no charge. We also paid the costs of providing notice to the plaintiff class and reimbursed counsel for the plaintiffs for $13 million of their fees and expenses.
          Notices of appeal have been filed by 11 individuals seeking to overturn the settlement.
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
          We filed a motion for summary judgment on the basis that the 2004 agreement is unambiguous; specifically, that the term “Sirius subscribers,” as used in the 2004 agreement, does not include subscribers to XM Satellite Radio following the merger and, as a result, One Twelve and Buchwald were not entitled to additional compensation for exceeding projected growth amounts of Sirius subscribers. The Court has heard oral argument on our motion for summary judgment in September 2011.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November 2011.

SIRIUS XM RADIO INC.
By:	/s/ David J. Frear
David J. Frear
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
10.1*	Employment Agreement, dated as of July 21, 2011, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

10.2*	Employment Agreement, dated as of August 23, 2011, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2011).

31.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.1**	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (iii) Unaudited Consolidated Statements of Stockholder’s Equity as of September 30, 2011 and Comprehensive Income for the nine months ended September 30, 2011; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements.

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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