Form 10-K
period 2011-12-31
SIRIUS XM RADIO INC.
filed 2012-02-09
CIK 908937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $8,614,271,427. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of the registrant’s common stock outstanding as of February 7, 2012 was 3,755,256,475.

DOCUMENTS INCORPORATED BY REFERENCE

Information included in our definitive proxy statement for our 2012 annual meeting of stockholders scheduled to be held on Tuesday, May 22, 2012 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

SIRIUS XM RADIO INC.

2011 FORM 10-K ANNUAL REPORT

ITEM 1.    BUSINESS

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through our two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices.

As of December 31, 2011, we had 21,892,824 subscribers. Our subscribers include:

•	subscribers under our regular and discounted pricing plans;

•	subscribers that have prepaid, including payments made or due from automakers for subscriptions included in the sale or lease price of a vehicle;

•	certain radios activated for daily rental fleet programs;

•	subscribers to our Internet services who do not also have satellite radio subscriptions; and

•	certain subscribers to our weather, traffic, data and Backseat TV services.

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

Our satellite radios are primarily distributed through automakers (“OEMs”); retail locations nationwide; and through our website. We have agreements with every major automaker to offer satellite radios in their vehicles. Satellite radio services are also offered to customers of certain rental car companies.

Certain important dates in our corporate history are listed below:

•	Satellite CD Radio, Inc. was incorporated in the State of Delaware on May 17, 1990.

•	On December 7, 1992, Satellite CD Radio, Inc. changed its name to CD Radio Inc., and Satellite CD Radio, Inc. was formed as a wholly owned subsidiary.

•	On November 18, 1999, CD Radio Inc. changed its name to Sirius Satellite Radio Inc.

•	In July 2008, our wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into XM Satellite Radio Holdings Inc.

•	On August 5, 2008, we changed our name from Sirius Satellite Radio Inc. to Sirius XM Radio Inc.

•

In April 2010, XM Satellite Radio Holdings Inc. merged with and into XM Satellite Radio Inc.; and in January 2011, XM Satellite Radio Inc., our wholly-owned subsidiary, merged with and into Sirius XM Radio Inc.

Programming

We offer a dynamic programming lineup of commercial-free music, sports, entertainment, talk, news, traffic and weather. The channel line-ups for our services vary in certain respects and are available at siriusxm.com.

Our subscription packages allow most listeners to enhance our standard programming lineup. Our “XM Premier” package offers subscribers the Howard Stern channels, Martha Stewart Living Radio, SiriusXM NFL Radio, SiriusXM NASCAR Radio, Playboy Radio, Spice Radio and play-by-play NFL games and college sports programming. Our “Sirius Premier” package offers subscribers Oprah Radio, Opie and Anthony, SiriusXM Public Radio, MLB Network Radio, NHL Home Ice, SiriusXM PGA Radio, Sirius XM Fantasy Sports Radio and select play-by-play of NBA and NHL games and college sports programming. Subscribers with a la carte-capable radios may customize the programming they receive through our a la carte subscription packages. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.

In October 2011, we launched an expanded channel lineup, including new music, sports and comedy channels as well as SiriusXM Latino, a suite of Latin channels. These channels, available online and over certain new radios, are the first phase of SiriusXM 2.0, an upgrade and evolution of our satellite and Internet delivered service that will ultimately span hardware, software, audio, and data services.

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

All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and an array of “pop up” channels featuring the music of particular artists.

Sports Programming

Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of the National Football League (“NFL”), Major League Baseball (“MLB”), NASCAR, National Basketball Association (“NBA”), National Hockey League (“NHL”) and PGA TOUR, and broadcast most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays Premier League. We also air FIS Alpine Skiing, FIFA World Cup events and horse racing.

We offer many exclusive talk channels and programs such as MLB Network Radio, SiriusXM NASCAR Radio, SiriusXM NFL Radio and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as two ESPN channels, ESPN Radio and ESPN Xtra. Simulcasts of select ESPN television shows, including SportsCenter, can be found on ESPN Xtra.

Talk and Entertainment Programming

We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.

Our talk radio offerings feature dozens of popular talk personalities, many creating radio shows that air exclusively on our services, including Howard Stern, Oprah Winfrey, Martha Stewart, Dr. Laura Schlessinger, Opie and Anthony, Bob Edwards, Senator Bill Bradley and doctors from the NYU Langone Medical Center.

Our comedy channels present a range of humor such as Jamie Foxx’s The Foxxhole, Laugh USA, Blue Collar Comedy and Raw Dog Comedy. Other talk and entertainment channels include SiriusXM Book Radio, Kids Place Live and Radio Disney, as well as OutQ, Road Dog Trucking and Playboy Radio.

Our religious programming includes The Catholic Channel, which is programmed with the Archdiocese of New York, EWTN, a Global Catholic Radio Network, and Family Talk.

News and Information Programming

We offer a wide range of national, international and financial news, including news from BBC World Service News, Bloomberg Radio, CNBC, CNN, FOX News, HLN, MSNBC, NPR and World Radio Network. We also air a range of political call-in talk shows on a variety of channels including our exclusive channel, POTUS.

We offer continuous, local traffic reports for 22 metropolitan markets throughout the United States.

Distribution of Radios

Automakers

Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with every major automaker to offer satellite radios in their vehicles and satellite radios are available as a factory or dealer-installed option in substantially all vehicle makes sold in the United States.

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

Previously Owned Vehicles

We expect to acquire an increasing number of subscribers through the sale and lease of previously owned vehicles with factory-installed satellite radios. We have entered into agreements with many automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs. In addition, we work directly with many franchise and independent dealers on similar programs for non-certified vehicles.

We have developed systems and methods to identify purchasers and lessees of previously owned vehicles which include satellite radios and have established marketing plans to promote our services to these potential subscribers.

Retail

We sell satellite and Internet radios directly to consumers through our website. Satellite and Internet radios are also marketed and distributed through major national and regional retailers. We develop in-store merchandising materials and provide sales force training for several retailers.

Our Satellite Radio Systems

Our satellite radio systems are designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations in the continental U.S. where the satellite radio has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.

The Federal Communications Commission (the “FCC”) has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. Each of our services uses 12.5 MHz of this bandwidth to transmit its respective signals. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

Our satellite radio systems have three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	studios; and

•	radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.     We currently own a fleet of nine orbiting satellites. We have invested in more technologically advanced satellites and satellite deployment to provide for improved coverage, increased redundancy and more efficient use of our spectrum.

Space Systems/Loral has constructed another satellite, FM-6, for use in our system. We expect to launch this satellite on a Proton rocket in the first half of 2012.

We use four of our orbiting satellites in the Sirius system. These satellites, FM-1, FM-2, FM-3 and FM-5, are of the Loral FS-1300 model series. Our FM-1, FM-2 and FM-3 satellites travel in a geosynchronous orbit. Our FM-5 satellite is deployed in a geostationary orbit.

We own five orbiting satellites for use in the XM system which operate in a geostationary orbit. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.

Satellite Insurance.     We hold in-orbit insurance for our FM-5 and XM-5 satellites. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during the first five in-orbit years. We also have negotiated launch and in-orbit insurance for our FM-6 satellite. This insurance provides coverage for a total, constructive total or partial loss of the FM-6 that occurs from launch through the end of the first annual in-orbit period. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions. We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure.

Terrestrial Repeaters.     In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate over 140 terrestrial repeaters in the Sirius system and over 560 terrestrial repeaters in the XM system.

Other Satellite Facilities.     We control and communicate with our satellites from facilities in North America and maintain earth stations in Panama and Ecuador to control and communicate with several of our Sirius satellites. Our satellites are monitored, tracked and controlled by a third party satellite operator.

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

Radios

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of satellite and Internet radios. We do not manufacture radios. We have authorized manufacturers and distributors to produce and distribute radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under certain brands. We purchase radios from independent manufacturers, that are distributed through our website. To facilitate the sale of radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

Radios are manufactured in four principal configurations — as in-dash radios, Dock & Play radios, home or commercial units and portable or wearable radios.

•

In-dash satellite radios are integrated into vehicles and allow the user to listen to satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.

•

Dock & Play satellite radios enable subscribers to transport their radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their radios virtually anywhere, are available for various models. The Stratus 6, Starmate 5 and Starmate 8 Dock & Play radios also support a la carte channel selection.

•	Radios that provide our satellite or Internet service to home and commercial audio systems.

•	Portable or wearable radios offer live satellite or Internet radio and recorded satellite, MP3 or WMA content “on the go”.

We have introduced an interoperable radio called MiRGE. This radio has a unified control interface allowing for easy switching between our two satellite radio networks. We also offer the XM SkyDock, which connects to an Apple iPhone and iPod touch and provides live XM satellite radio using the control capability of the iPhone or iPod touch.

In 2011, we introduced Edge, a Dock & Play radio capable of receiving our SiriusXM 2.0 expanded channel lineup, including SiriusXM Latino, and Lynx, a portable radio with SiriusXM 2.0 satellite and Internet radio capability and features.

Internet Radio

We stream music channels and select non-music channels over the Internet. Our Internet service also includes channels and features that are not available on our satellite service. Access to certain Internet services is offered to subscribers for a fee. We have available products that provide access to our Internet services without the need for a personal computer. We also offer applications to allow consumers to access our Internet services on certain smartphones and tablet computers. Subscribers to our Internet services are not included in our subscriber count, unless the service is purchased separately and not as part of a satellite radio subscription.

Canada

We also have an equity interest in the satellite radio services offered in Canada through Sirius XM Canada. In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations. Following this merger, we own approximately 38.0% of the equity of CSR, which operates as Sirius XM Canada.

Other Services

Commercial Accounts.     Our music services are also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions and directly from us. Certain commercial subscribers are included in our subscriber count.

Satellite Television Service.     Certain of our music channels are offered as part of certain programming packages on the DISH Network satellite television service. Subscribers to the DISH Network satellite television service are not included in our subscriber count.

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

Qualified Entity Channels

In April 2011, we entered into long-term leases or other agreements to provide rights to four percent of the full-time audio channels on our platforms to a Qualified Entity or Entities. A Qualified Entity is defined as an entity or entities that: (1) are not directly or indirectly owned, in whole or in part, by us or one of our affiliates; (2) do not share any common officers, directors or employees with us or any affiliate of us; and (3) did not have any existing relationships with us for the supply of programming during the two years prior to October 19, 2010.

As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of the full-time audio channels on our platforms are reserved for Qualified Entities. The Qualified Entities are not required to make any lease payments for such channels. We may not alter, censor, or otherwise exercise any control over the leased programming but we may remove programming that violates the law.

Subscription Rates

In connection with the Merger, we had agreed with the FCC not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. In July 2011, the FCC issued an order confirming that the price cap was no longer necessary. On January 1, 2012, we increased the base price of our basic subscription packages from $12.95 to $14.49 per month.

Competition

We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete with numerous other providers of radio or other audio services. Some of our new, digital competitors are making in-roads into automobiles, where we are currently the prominent alternative to traditional AM/FM radio. Our existing and emerging competition includes:

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

HD Radio

Many radio stations now broadcast digital signals, which have clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, over 2,100 radio stations are currently broadcasting primary signals with HD Radio technology and broadcasting more than 1,300 additional FM multicast channels (HD2/HD3), and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology and listeners adopt digital receivers, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also complementing their HD Radio efforts by aggressively pursuing Internet radio and wireless Internet-based distribution arrangements. Several automakers install or plan to install HD Radio equipment as factory standard equipment in select models, including Cadillac, Mazda, Lexus, Ford, Volkswagen, BMW, Mercedes-Benz, Scion, Kia and Hyundai.

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

Internet-enabled smartphones, most of which have the capability of interfacing with vehicles, have become popular. These smartphones can typically play recorded or cached content and access Internet radio via dedicated applications or browsers. These applications are often free to the user and offer music and talk content as long as the user is subscribed to a sufficiently large mobile data plan. Leading audio smartphone radio applications include Pandora, last.FM, Slacker, iheartradio and Stitcher. Certain of these applications also include advanced functionality, such as personalization and song skipping, and allow the user to access large libraries of content and podcasts on demand.

In 2011, Spotify launched its music streaming service in the United States, which allows its users unlimited, on-demand access to a large library of song tracks, allowing the sharing of playlists with other listeners through the Facebook platform. Other similar services have launched Facebook integration, including MOG and Rdio. These services, which usually require a monthly subscription fee, are currently available on smartphones but may become integrated into connected cars in the future.

Third and fourth generation mobile networks have enabled a steady increase in the audio quality and reliability of mobile Internet radio streaming, and this is expected to further increase as fourth generation networks become the standard. We expect that improvements from higher bandwidths, wider programming selection, and advancements in functionality are likely to continue making Internet radio and smartphone applications an increasingly significant competitor, particularly in vehicles.

Advanced In-Dash Infotainment Systems

Nearly all automakers have deployed or are planning to deploy integrated multimedia systems in dash boards, such as Ford’s SYNC, Toyota’s Entune, and BMW/Mini’s Connected. These systems can combine control of audio entertainment from a variety of sources, including AM/FM/HD radio broadcasts, satellite radio, Internet radio, smartphone applications and stored audio, with navigation and other advanced applications such as restaurant bookings, movie show times and financial information. Internet radio and other data is typically connected to the system via a bluetooth link to an Internet-enabled smartphone, and the entire system may be controlled by touchscreen or voice recognition. These systems enhance the attractiveness of our Internet-based competition by making such applications more prominent, easier to access, and safer to use in the car. Similar systems are also available in the aftermarket and sold through retailers.

Direct Broadcast Satellite and Cable Audio

A number of providers offer specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service.

Other Digital Media Services

The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with our services now or that could compete with those services in the future.

Traffic News Services

A number of providers also compete with our traffic services. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. The in-dash navigation market is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. Android, Palm, Blackberry, and Apple iOS-based smartphones all include GPS mapping and navigation functionality, often with turn-by-turn navigation.

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

In 1997, we were the winning bidders for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our Sirius satellites expire in 2017. Our FCC licenses for our XM satellites expire in 2013, 2014 and 2018. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.

In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. In 2010, the FCC established rules governing terrestrial repeaters which are also intended to protect adjacent wireless services from interference. Under those rules, we filed an application in November 2011 for a single license to authorize operation of our repeater network.

We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in most cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. We believe our radios that are in production comply with all applicable FCC rules.

We are required to obtain export licenses from the United States government to export certain ground control equipment, satellite communications/control services and technical data related to our satellites and their operations. The delivery of such equipment, services and technical data to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

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

The rate setting proceeding covering the period from 2013 through 2017 before the CRB commenced in January 2011. In November 2011, we filed our direct case in that proceeding and requested the CRB to set a royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite radio services at less than 7% of our gross revenues, subject to certain exclusions. In November 2011, SoundExchange also filed its direct case in the proceeding and requested the CRB to set a royalty rate under the statutory license of initially 12%, increasing by 2% each year during the term and up to a maximum of 20%, of our gross revenues. A hearing before the CRB in this proceeding is scheduled to commence in 2012.

Trademarks

We have registered, and intend to maintain, the trademark “Sirius”, “XM”, “SiriusXM” and the “Dog design” logo with the United States Patent and Trademark Office in connection with the services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “Sirius”, “XM” or “SiriusXM” trademark or the “Dog design” logo in the United States. We also have registered, and intend to maintain, trademarks for the names of certain of our channels. We have also registered the trademarks “Sirius”, “XM”, and the “Dog design” logo in Canada. We have granted a license to use certain of our trademarks in Canada to Sirius XM Canada.

Personnel

As of December 31, 2011, we had 1,526 full-time employees. In addition, we rely upon a number of part-time employees, consultants, other advisors and outsourced relationships. None of our employees are represented by a labor union, and we believe that our employee relations are good.

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

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	68	Chief Executive Officer
Scott A. Greenstein	52	President and Chief Content Officer
James E. Meyer	57	President, Operations and Sales
Dara F. Altman	53	Executive Vice President and Chief Administrative Officer
Patrick L. Donnelly	50	Executive Vice President, General Counsel and Secretary
David J. Frear	55	Executive Vice President and Chief Financial Officer

Mel Karmazin has served as our Chief Executive Officer and a member of our board of directors since November 2004. Prior to joining us, Mr. Karmazin was President and Chief Operating Officer and a member of the board of directors of Viacom Inc. from May 2000 until June 2004. Prior to joining Viacom, Mr. Karmazin was President and Chief Executive Officer of CBS Corporation from January 1999 and a director of CBS Corporation from 1997 until its merger with Viacom in May 2000. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation.

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

David J. Frear has served as our Executive Vice President and Chief Financial Officer since June 2003. From 1999 to 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. Mr. Frear also served as a director of Savvis. From 1993 to 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in 1998. From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company. Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.

ITEM 1A. RISK	FACTORS

In addition to the other information in this Annual Report on Form 10-K, including the information under the caption Item 1. Business “Competition,” the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” following this Item 1A. Risk Factors.

We face substantial competition and that competition is likely to increase over time.

We face substantial competition from other providers of radio and other audio services. Our ability to retain and attract subscribers depends on our success in creating and providing popular or unique music, entertainment, news and sports programming. Our subscribers can obtain certain similar content for free through terrestrial radio stations or Internet radio services. Audio content delivered via the Internet, including through mobile devices, is increasingly competitive with our services. A number of automakers and aftermarket manufacturers have introduced, or will shortly introduce, factory-installed radios capable of accessing Internet-delivered audio entertainment. A summary of various services that compete with us is contained in the section entitled “Item 1. Business — Competition.”

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

Our business depends in large part upon automakers.

Most of our new subscription growth has come from purchasers and lessees of new and previously owned automobiles. As a result, the sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio service. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period.

Automotive production and sales are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, subscriber growth for our satellite radio services may be adversely impacted.

General economic conditions can affect our business.

The purchase of a satellite radio subscription is discretionary, and our business and our financial condition can be negatively affected by general economic conditions. Poor general economic conditions can adversely affect subscriber churn, conversion rates and vehicle sales, as evidenced by the dramatic slowdown in auto sales that negatively impacted our subscriber growth in 2008 and 2009.

Failure of our satellites would significantly damage our business.

The lives of our satellites will vary and depend on a number of factors, including:

•	degradation and durability of solar panels;

•	quality of construction;

•	random failure of satellite components, which could result in significant damage to or loss of a satellite;

•	amount of fuel the satellite consumes; and

•	damage or destruction by electrostatic storms, collisions with other objects in space or other events, such as nuclear detonations, occurring in space.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed; and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these possible future events will have a material adverse effect on our operations or the life of our existing in-orbit satellites.

Three of the Sirius in-orbit satellites have experienced degradation on their solar arrays. The degradation these satellites have experienced does not affect current operations. Additional degradation on the three Sirius satellites could reduce the estimated lives of those satellites.

Space Systems/Loral has constructed a new satellite for the Sirius system that is expected to be launched in the first half of 2012. Satellite launches have significant risks, including launch failure, damage or destruction of the satellite during launch and failure to achieve a proper orbit or operate as planned. Our agreement with Space Systems/Loral does not protect us against the risks inherent in a satellite launch or in-orbit operations.

Our XM-1 and XM-2 satellites have experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. Our XM-2, XM-3, and XM-4 in-orbit satellites have experienced circuit failures on their solar arrays which do not affect current operations. Additional circuit failures on the satellites could reduce the estimated lives of those satellites. We estimate that our XM-3, XM-4 and XM-5 satellites will meet their 15-year predicted depreciable lives, and that the XM-1 and XM-2 satellites’ depreciable lives will end no earlier than 2013.

Our XM-5 satellite serves as an in-orbit spare for both of our services. In the event of a failure of XM-3, XM-4 or any of the Sirius satellites, service would be maintained through XM-5.

In addition, our Sirius network of terrestrial repeaters communicates with a single third-party satellite. Our XM network of terrestrial repeaters communicates with a single XM satellite. If the satellites communicating with the applicable repeater network fail unexpectedly, the services would be disrupted for several hours or longer.

We maintain in-orbit insurance policies covering only our XM-5 and FM-5 satellites. We may not renew these in-orbit insurance policies when they expire. Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites, nor will they cover, and we do not have protection against, business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits.

Our ability to attract and retain subscribers at a profitable level in the future is uncertain.

We spend substantial amounts on advertising and marketing and in transactions with automakers, retailers and others to obtain and attract subscribers. During 2011, we added 1,701,860 net subscribers to our satellite radio service. Our ability to retain our subscribers, or increase the number of subscribers to our service, in any given period is subject to many factors, including:

•	the price of our service, which we increased on January 1, 2012;

•	the health of the economy;

•	the production and sale of new vehicles in the United States;

•	our ability to convince owners and lessees of new and previously owned vehicles that include satellite radios to purchase subscriptions to our service;

•	the effectiveness of our marketing programs;

•	the entertainment value of our programming; and

•	actions by our competitors, such as terrestrial radio and other audio entertainment providers.

As part of our business, we experience, and expect to experience in the future, subscriber turnover (i.e., churn). If we are unable to retain current subscribers at expected rates, or the costs of retaining subscribers are higher than expected, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a prepaid promotional subscription to our satellite radio service. During 2011, we converted 45% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle to a self-paying subscription. Over the same period, we have experienced churn of our self-pay subscribers of 1.9% per month.

Average monthly revenue per subscriber, which we refer to as ARPU, is another key metric we use to analyze our business. Over the past several years, we have focused substantial attention and efforts on balancing ARPU and subscriber additions. Our ability to maintain ARPU over time is uncertain and depends upon various factors, including:

•	the value consumers perceive in our service;

•	our ability to add and retain compelling programming;

•	the increasing competition we experience from terrestrial and Internet radio; and

•	pricing and other offers we may make to attract new subscribers and retain existing subscribers.

If we are unable to consistently attract new subscribers, and retain our current subscribers, at a sufficient level of revenues to be profitable, the value of our common stock could decline, and without sufficient cash flow we may not be able to make the required payments on our indebtedness and could ultimately default on our commitments.

Royalties for music rights may increase.

We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP and SESAC through 2016. We do not have a definitive agreement with BMI and continue to operate under an interim agreement. There can be no assurance that the royalties we pay to ASCAP, SESAC and BMI will not increase upon expiration of these arrangements.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Owners of copyrights in sound recordings have created SoundExchange, a collective organization, to collect and distribute royalties. SoundExchange is exempt by statute from U.S. antitrust laws and exercises significant market power in the licensing of sound recordings.

A rate setting proceeding commenced in January 2011, and, if negotiations with SoundExchange prove unsuccessful, new royalty rates will be determined by the CRB and will be effective for the five-year period beginning in 2013. In November 2011, we filed our direct case in that proceeding and requested the CRB to set a royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite radio services at less than 7% of our gross revenues, subject to certain exclusions. In November 2011, SoundExchange also filed a direct case in the proceeding and requested the CRB to set a royalty rate under the statutory license of initially 12%, increasing by 2% each year during the term and up to a maximum of 20%, of our gross revenues. A hearing before the CRB in this proceeding is scheduled to commence in 2012.

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

We are parties to several legal proceedings arising out of various aspects of our business, including class action lawsuits alleging violations of state consumer protection statutes. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on our business or financial results.

Rapid technological and industry changes could adversely impact our services.

The audio entertainment industry is characterized by rapid technological change, frequent product innovations, changes in customer requirements and expectations, and evolving standards. If we are unable to keep pace with these changes, our business may not succeed. Products using new technologies, or emerging industry standards, could make our technologies less competitive in the marketplace.

Failure of other third parties to perform could adversely affect our business.

Our business depends, in part, on various other third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed or built and vendors that support or operate important elements of our systems, such as our satellites and customer service facilities.

If one or more of these third parties do not perform in a satisfactory or timely manner, our business could be adversely affected. In addition, a number of third parties on which we depend have experienced, and may in the future experience, financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.

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

A Multistate Working Group of 30 State Attorneys General, led by the Attorney General of the State of Ohio, is investigating certain of our consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers. A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and New York. In addition, the Attorney General of the State of Missouri has commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.

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

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our subscribers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our subscribers and potential customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our services. Such events could lead to lost future sales and adversely affect our results of operations.

We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of other businesses, including acquisitions that are not directly related to our satellite radio business.

Our substantial indebtedness could adversely affect our operations and could limit our ability to react to changes in the economy or our industry.

As of December 31, 2011, we had an aggregate principal amount of approximately $3.1 billion of indebtedness. Our substantial indebtedness has important consequences. For example, it:

•	increases our vulnerability to general adverse economic and industry conditions;

•

requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities;

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

Our satellite radio service may be subject to interference caused by other users of radio frequencies, such as RF lighting, ultra-wideband technology and Wireless Communications Service (“WCS”) users. The FCC has approved modifications to the rules governing the operations of WCS devices in the spectrum adjacent to satellite radio, including rule changes that facilitate mobile broadband services in the WCS frequencies. We have opposed certain of the changes out of a concern for their impact on the reception of satellite radio service; and have filed a petition with the FCC asking the Commission to reconsider certain of the changes. We cannot predict the outcome of our petition for reconsideration. The ultimate impact of certain of these rules changes on satellite radio reception is impossible to predict and dependent on numerous factors outside of our control, such as the design and implementation of WCS systems and devices, the applications deployed through WCS devices, and the number of WCS devices ultimately adopted by consumers.

Our business may be impaired by third-party intellectual property rights.

Development of our systems has depended upon the intellectual property that we have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent our intellectual property rights, patents or existing licenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to substitute technologies of lower quality performance standards, at greater cost or on a delayed basis, which could harm us.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block our ability to operate our system or license technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive and we may not succeed in any such litigation.

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

Liberty Media Corporation holds preferred stock that is convertible into 2,586,976,000 shares of common stock. Pursuant to the terms of the preferred stock held by Liberty Media, we cannot take certain actions, such as certain issuances of equity or debt securities, without the consent of Liberty Media. Additionally, Liberty Media has the right to designate a percentage of our board of directors proportional to its interest. As a result, Liberty Media has significant influence over our business and affairs. The interests of Liberty Media may differ from our interests. The extent of Liberty Media’s stock ownership in us also may have the effect of discouraging offers to acquire control of us. Under its investment agreement, Liberty Media is subject to certain standstill provisions which expire in March 2012.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have generated a federal net operating loss carryforward of approximately $7.8 billion through the year ended December 31, 2011, and we may generate net operating loss carryforwards in future years.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 would depend upon the value of our equity at the time of any ownership change. Given our current market capitalization, any future ownership change will not negatively impact our ability to fully utilize our existing net operating losses within the carryforward period. If we were to experience a significant decrease in equity value it is possible that a portion of our tax losses and credit carryforwards could expire before we would be able to use them to offset future taxable income.

Special Note About Forward-Looking Statements

We have made various statements in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

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

In addition, we lease or license space at over 650 locations for use in connection with the terrestrial repeater networks that support our satellite radio services. In general, these leases and licenses are for space on building rooftops and communications towers. None of these individual arrangements is material to our business or operations.

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

A separate investigation into our consumer practices is being conducted by the Attorneys General of the State of Florida and the State of New York. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us in Missouri Circuit Court, Twenty-Second Judicial Circuit, St. Louis, Missouri, alleging violations of various consumer protection statutes, including the Missouri Telemarketing No-Call List Act. The suit seeks, among other things, a permanent injunction prohibiting us from making, or causing to be made, telephone solicitations to our subscribers in the State of Missouri who are on Missouri’s no-call list, statutory penalties and reimbursement of costs.

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

In December 2009, Carl Blessing, a subscriber, filed a lawsuit against us in the United States District Court for the Southern District of New York. Mr. Blessing and several other plaintiffs purported to represent all subscribers who were subject to: an increase in the price for additional-radio subscriptions from $6.99 to $8.99; the imposition of the US Music Royalty Fee; and the elimination of our free Internet service. The suit claimed that the pricing changes showed that our merger with XM lessened competition or led to a monopoly in violation of the Clayton Act and that the merger led to monopolization in violation of the Sherman Act. Earlier the Court dismissed the plaintiffs’ claims for breach of contract and granted our motion for summary judgment as to various state law claims.

As part of the settlement, we agreed to: not raise the price of our basic satellite radio service or other programming packages or our Internet services; not increase our US Music Royalty Fee; or not decrease our multi-radio discount prior to January 1, 2012. Existing subscribers were also permitted to renew their current subscription plans at current rates prior to December 31, 2011. Former subscribers who terminated their subscriptions after July 29, 2009 are entitled to receive, at their election, either: one month of our basic satellite radio service or one month of our Internet service, at no charge. We also paid the costs of providing notice to the plaintiff class and reimbursed counsel for the plaintiffs for $13 million of their fees and expenses.

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

We filed a motion for summary judgment on the basis that the 2004 agreement is unambiguous; specifically, that the term “Sirius subscribers,” as used in the 2004 agreement, does not include subscribers to XM Satellite Radio following the Merger and, as a result, One Twelve and Buchwald were not entitled to additional compensation for exceeding projected growth amounts of Sirius subscribers. The Court heard oral argument on our motion for summary judgment in September 2011.

Other Matters.     In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these other actions are, in our opinion, likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIRI.” The following table sets forth the high and low sales price for our common stock, as reported by Nasdaq, for the periods indicated below:

	High	Low
Year ended December 31, 2010
First Quarter	$1.18	$0.61
Second Quarter	1.25	0.84
Third Quarter	1.20	0.90
Fourth Quarter	1.69	1.18
Year ended December 31, 2011
First Quarter	$1.88	$1.49
Second Quarter	2.44	1.62
Third Quarter	2.35	1.44
Fourth Quarter	1.92	1.27

On February 7, 2012, the closing sales price of our common stock on the Nasdaq Global Select Market was $2.12 per share. On February 7, 2012, there were approximately 11,459 record holders of our common stock.

We have never paid cash dividends on our common stock. Our ability to pay dividends on our common stock is currently limited by covenants under our debt agreements. It is currently our intention to retain earnings, if any, for use in our business. Our board of directors discusses alternative uses of cash based on a variety of factors such as working capital levels, our debt repayment obligations or repurchase of our debt, our cash requirements for acquisitions, and our return of capital to shareholders. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

COMPARISON OF CUMULATIVE TOTAL RETURNS

Set forth below is a graph comparing the cumulative performance of our common stock with the Standard & Poor’s Composite-500 Stock Index, or the S&P 500, and the NASDAQ Telecommunications Index from December 31, 2006 to December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in each of our common stock, the S&P 500 and the NASDAQ Telecommunications Index. There were no dividends declared during these periods.

Stockholder Return Performance Table

	Nasdaq Telecommunications Index	S&P 500 Index	Sirius XM Radio Inc.
December 31, 2006	$100.00	$100.00	$100.00
December 31, 2007	$109.17	$103.53	$85.59
December 31, 2008	$62.25	$63.69	$3.39
December 31, 2009	$92.27	$78.62	$16.95
December 31, 2010	$95.89	$88.67	$46.05
December 31, 2011	$83.79	$88.67	$51.41

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
(shares in thousands)
Equity compensation plans approved by security holders	462,086	$1.32	197,606
Equity compensation plans not approved by security holders	—	—	—

Total	462,086	$1.32	197,606

ITEM 6.	SELECTED FINANCIAL DATA

Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, and with respect to the consolidated balance sheets at December 31, 2011 and 2010, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2008 and 2007, and with respect to the consolidated balance sheets at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2011	2010	2009(1)	2008(1)(2)	2007
(in thousands, except per share data)

Statements of Operations Data:
Total revenue	$3,014,524	$2,816,992	$2,472,638	$1,663,992	$922,066
Net income (loss) attributable to common stockholders	$426,961	$43,055	$(538,226)	$(5,316,910)	$(565,252)
Net income (loss) per share — basic	$0.11	$0.01	$(0.15)	$(2.45)	$(0.39)
Net income (loss) per share — diluted	$0.07	$0.01	$(0.15)	$(2.45)	$(0.39)
Weighted average common shares outstanding — basic	3,744,606	3,693,259	3,585,864	2,169,489	1,462,967
Weighted average common shares outstanding — diluted	6,500,822	6,391,071	3,585,864	2,169,489	1,462,967
Balance Sheet Data:
Cash and cash equivalents	$773,990	$586,691	$383,489	$380,446	$438,820
Restricted investments	$3,973	$3,396	$3,400	$141,250	$53,000
Total assets	$7,495,996	$7,383,086	$7,322,206	$7,527,075	$1,687,231
Long-term debt, net of current portion	$3,012,351	$3,021,763	$3,063,281	$2,820,781	$1,271,699
Stockholders’ equity (deficit)(3)	$704,145	$207,636	$95,522	$75,875	$(792,737)

(1)	The 2009 and 2008 results and balances reflect the adoption of ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

(2)	The 2008 results and balances reflect the results and balances of XM Satellite Radio Holdings Inc. from the date of the Merger and a $4,766,190 goodwill impairment charge.

(3)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated)

Executive Summary

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices.

We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

As of December 31, 2011, we had 21,892,824 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to our Internet services; and certain subscribers to our weather, traffic, data and video services.

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

In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and pre-owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an equity interest in the satellite radio services offered in Canada. Subscribers to the Sirius XM Canada service are not included in our subscriber count. In June 2011, Canadian Satellite Radio Holdings Inc. (“CSR”), the parent company of XM Canada, and Sirius Canada completed a transaction to combine their operations (“the Canada Merger”).

Actual Results of Operations

Set forth below are our results of operations for the year ended December 31, 2011 compared with the year ended December 31, 2010 and the year ended December 31, 2010 compared with the year ended December 31, 2009.

	For the Years Ended December 31,			2011 vs 2010 Change		2010 vs 2009 Change
	2011	2010	2009	Amount	%	Amount	%
Revenue:
Subscriber revenue	$2,595,414	$2,414,174	$2,287,503	$181,240	8%	$126,671	6%
Advertising revenue, net of agency fees	73,672	64,517	51,754	9,155	14%	12,763	25%
Equipment revenue	71,051	71,355	50,352	(304)	(0%)	21,003	42%
Other revenue	274,387	266,946	83,029	7,441	3%	183,917	222%

Total revenue	3,014,524	2,816,992	2,472,638	197,532	7%	344,354	14%
Operating expenses:
Revenue share and royalties	471,149	435,410	397,210	35,739	8%	38,200	10%
Programming and content	281,234	305,914	308,121	(24,680)	(8%)	(2,207)	(1%)
Customer service and billing	259,719	241,680	234,456	18,039	7%	7,224	3%
Satellite and transmission	75,902	80,947	84,033	(5,045)	(6%)	(3,086)	(4%)
Cost of equipment	33,095	35,281	40,188	(2,186)	(6%)	(4,907)	(12%)
Subscriber acquisition costs	434,482	413,041	340,506	21,441	5%	72,535	21%
Sales and marketing	222,773	215,454	228,956	7,319	3%	(13,502)	(6%)
Engineering, design and development	53,435	45,390	41,031	8,045	18%	4,359	11%
General and administrative	238,738	240,970	227,554	(2,232)	(1%)	13,416	6%
Depreciation and amortization	267,880	273,691	309,450	(5,811)	(2%)	(35,759)	(12%)
Restructuring, impairments and related costs	—	63,800	32,807	(63,800)	(100%)	30,993	94%

Total operating expenses	2,338,407	2,351,578	2,244,312	(13,171)	(1%)	107,266	5%

Income from operations	676,117	465,414	228,326	210,703	45%	237,088	104%
Other income (expense):
Interest expense, net of amounts capitalized	(304,938)	(295,643)	(315,668)	(9,295)	(3%)	20,025	6%
Loss on extinguishment of debt and credit facilities, net	(7,206)	(120,120)	(267,646)	112,914	94%	147,526	55%
Interest and investment income (loss)	73,970	(5,375)	5,576	79,345	nm	(10,951)	(196%)
Other income	3,252	3,399	3,355	(147)	(4%)	44	1%

Total other expense	(234,922)	(417,739)	(574,383)	182,817	44%	156,644	27%

Income (loss) before income taxes	441,195	47,675	(346,057)	393,520	825%	393,732	114%
Income tax expense	(14,234)	(4,620)	(5,981)	(9,614)	(208%)	1,361	23%

Net income (loss)	426,961	43,055	(352,038)	383,906	892%	395,093	112%

Preferred stock beneficial conversion feature	—	—	(186,188)	—	—%	186,188	nm

Net income (loss) attributable to common stockholders	$426,961	$43,055	$(538,226)	$383,906	892%	$581,281	108%

nm — not meaningful

Total Revenue

Subscriber Revenue includes subscription fees, activation and other fees.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, subscriber revenue was $2,595,414 and $2,414,174, respectively, an increase of 8%, or $181,240. The increase was primarily attributable to an increase of 8% in daily weighted average subscribers and an increase in sales of premium services, including Premier packages, data services and Internet subscriptions, partially offset by the impact of subscription discounts offered through customer acquisition and retention programs.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, subscriber revenue was $2,414,174 and $2,287,503, respectively, an increase of 6%, or $126,671. The increase was primarily attributable to a 5% increase in daily weighted average subscribers; an increase in the sales of premium services, including Premier packages, data services and Internet subscriptions; decreases in discounts on multi-subscription and Internet packages and a $32,159 decrease in the impact of purchase price accounting adjustments attributable to acquired deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.

The future growth of subscriber revenue will be dependent upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and identification of additional revenue streams from subscribers. We increased certain of our subscription rates beginning January 2012.

Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, advertising revenue was $73,672 and $64,517, respectively, an increase of 14%, or $9,155. The increase was primarily due to greater demand for audio advertising resulting in increases in the number of advertising spots sold as well as the rate charged per spot.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, advertising revenue was $64,517 and $51,754, respectively, an increase of 25%, or $12,763. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.

Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to increase as advertisers are attracted by the growth in our subscriber base.

Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, equipment revenue was $71,051 and $71,355, respectively, a decrease of $304. The decrease was driven by a reduction in aftermarket hardware subsidies earned, partially offset by increased royalties from higher OEM production.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, equipment revenue was $71,355 and $50,352, respectively, an increase of 42%, or $21,003. The increase was driven by royalties from increased OEM production and subsidies earned on aftermarket radios and accessories.

We expect equipment revenue to fluctuate based on OEM production for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.

Other Revenue includes amounts earned from subscribers for the U.S. Music Royalty Fee, revenue from our Canadian affiliate and ancillary revenues.

•	2011 vs. 2010: For the years ended December 31, 2011 and 2010, other revenue was $274,387 and $266,946, respectively. The $7,441 increase was primarily due to increased royalty revenue from Sirius

XM Canada. While the number of subscribers subject to the U.S. Music Royalty Fee increased, that increase was offset by a reduction in December 2010 in the rate charged on primary subscriptions.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, other revenue was $266,946 and $83,029, respectively. The $183,917 increase was primarily due to the full year impact of the U.S. Music Royalty Fee introduced in the third quarter of 2009.

Other revenue is dependent upon the amount of the U.S. Music Royalty Fee and revenues from our Canadian affiliate. Other revenue will fluctuate as additional subscribers become subject to the U.S. Music Royalty Fee and based on the performance of our Canadian affiliate.

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

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, revenue share and royalties were $471,149 and $435,410, respectively, an increase of 8%, or $35,739. For the year ended December 31, 2011, revenue share and royalties remained flat as a percentage of total revenue. The increase in revenue share and royalties was primarily attributable to a 14% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 7% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a $18,974 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, revenue share and royalties were $435,410 and $397,210, respectively, an increase of 10%, or $38,200. For the year ended December 31, 2010, revenue share and royalties decreased as a percentage of total revenue. The increase in revenue share was primarily attributable to a 12% increase in our revenues subject to royalty and/or revenue sharing arrangements and an 8% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $18,187 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

We expect our revenue share and royalty costs to increase as our revenues grow and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 7.5% and 7.0% of gross revenues, subject to certain exclusions, for the years ended December 31, 2011 and 2010, respectively, and will pay royalties of 8.0% for 2012. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the acquired executory contracts, principally in 2012 and 2013.

Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, programming and content expenses were $281,234 and $305,914, respectively, a decrease of 8%, or $24,680 and decreased as a percentage of total revenue. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs and an $8,394 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on acquired programming executory contracts.

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

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, customer service and billing expenses were $259,719 and $241,680, respectively, an increase of 7%, or $18,039 and remained flat as a percentage of total revenue. The increase was primarily attributable to an 8% increase in daily weighted average subscribers which drove higher call volume, billing and collection costs, transaction fees, as well as increased handle time per call and personnel costs. This increase was partially offset by lower agent rates, fewer contacts per subscriber and lower general operating costs.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, customer service and billing expenses were $241,680 and $234,456, respectively, an increase of 3%, or $7,224 but decreased as a percentage of total revenue. The increase was primarily due to higher call volume driven by an increase in average subscribers and more contacts per subscriber, partially offset by lower handle time per call and lower agent cost as a result of moving calls to lower cost locations.

We expect our customer care and billing expenses to increase as our subscriber base grows.

Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control systems; terrestrial repeater networks; satellite uplink facilities; broadcast studios; and delivery of our Internet service.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, satellite and transmission expenses were $75,902 and $80,947, respectively, a decrease of 6%, or $5,045 and decreased as a percentage of total revenue. The decrease was due to savings in repeater expenses from network optimization along with favorable lease renewals, a reduction in satellite in-orbit insurance expense, and a transition to more cost-effective approaches to satellite and broadcast operations.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, satellite and transmission expenses were $80,947 and $84,033, respectively, a decrease of 4%, or $3,086 and decreased as a percentage of total revenue. The decrease was primarily due to savings in repeater expenses, partially offset by increased satellite insurance costs related to our FM-5 satellite.

We expect overall satellite and transmission expenses to increase as a result of costs associated with our enhanced internet-based features and functionality, while costs associated with our in-orbit satellite fleet and terrestrial repeater network remain relatively flat.

Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, cost of equipment was $33,095 and $35,281, respectively, a decrease of 6%, or $2,186, and remained flat as a percentage of total revenue. The decrease was primarily due to lower volume of direct to consumer sales.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, cost of equipment was $35,281 and $40,188, respectively, a decrease of 12%, or $4,907, and decreased as a percentage of total revenue. The decrease was primarily due to lower inventory write-downs, lower sales through distributors and reduced costs to produce aftermarket radios.

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

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, subscriber acquisition costs were $434,482 and $413,041, respectively, an increase of 5%, or $21,441, and decreased as a percentage of total revenue. The increase was primarily a result of the 12% increase in gross subscriber additions and higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and a $6,052 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, subscriber acquisition costs were $413,041 and $340,506, respectively, an increase of 21%, or $72,535, and increased as a percentage of total revenue. The increase was primarily a result of the 25% increase in gross subscriber additions and higher subsidies related to increased OEM installations occurring in advance of acquiring the subscriber, partially offset by improved OEM subsidy rates per vehicle and an $18,275 increase in the benefit to earnings from the amortization of the deferred credit for acquired executory contracts recognized in purchase price accounting associated with the Merger.

We expect total subscriber acquisition costs to fluctuate with increases or decreases in OEM installations and changes in our gross subscriber additions. Declines in contractual OEM subsidy rates and the cost of subsidized radio components will also impact total subscriber acquisition costs. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for acquired executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the acquired contracts, primarily in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; subscriber communications; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, sales and marketing expenses were $222,773 and $215,454, respectively, an increase of 3%, or $7,319, and decreased as a percentage of total revenue. The increase was primarily due to increased subscriber communications and retention programs associated with a greater number of subscribers and promotional trials, partially offset by reductions in consumer advertising and event marketing.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, sales and marketing expenses were $215,454 and $228,956, respectively, a decrease of 6%, or $13,502, and decreased as a percentage of total revenue. The decrease was primarily due to reductions in consumer advertising, event marketing and third party distribution support expenses, partially offset by additional cooperative marketing and personnel costs.

Sales and marketing expenses will fluctuate on a quarterly basis as we launch seasonal advertising and promotional initiatives to attract new subscribers in existing and new distribution channels, and launch and expand programs to retain our existing subscribers and win-back former subscribers.

Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, engineering, design and development expenses were $53,435 and $45,390, respectively, an increase of 18%, or $8,045, and remained flat as a percentage of total revenue. The increase was primarily due to higher product development costs and costs related to enhanced subscriber features and functionality, partially offset by lower share-based payment expenses.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, engineering, design and development expenses were $45,390 and $41,031, respectively, an increase of 11%, or $4,359, and remained flat as a percentage of total revenue. The increase was primarily due to higher personnel, overhead and aftermarket product development costs.

We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.

General and Administrative includes executive management, rent and occupancy, finance, legal, human resources, information technology, insurance and investor relations costs.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, general and administrative expenses were $238,738 and $240,970, respectively, a decrease of 1%, or $2,232, and decreased as a percentage of total revenue. The decrease was primarily due to lower share-based payment expense, as well as lower general operating expenses, including rent, insurance and information technology costs.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, general and administrative expenses were $240,970 and $227,554, respectively, an increase of 6%, or $13,416, and decreased as a percentage of total revenue. The increase was primarily due to increased personnel and legal costs, partially offset by lower share-based payment expense.

We expect our general and administrative expenses to increase in future periods primarily as a result of enhanced information technology and personnel costs to support the growth of our business.

Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, depreciation and amortization expense was $267,880 and $273,691, respectively, a decrease of 2%, or $5,811, and decreased as a percentage of total revenue. The decrease was primarily due to a reduction in the amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in service.

•	2010 vs. 2009: For the years ended December 31, 2010 and 2009, depreciation and amortization expense was $273,691 and $309,450, respectively, a decrease of 12%, or $35,759, and decreased as a percentage of total revenue. The decrease was primarily due to a $38,136 reduction in the depreciation of acquired satellite constellation and amortization of subscriber relationships, partially offset by depreciation recognized on additional assets placed in-service.

We expect depreciation expenses to increase in future periods as we complete construction and launch our FM-6 satellite, which will be partially offset by reduced amortization associated with the stepped-up basis in assets acquired in the Merger (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.

Restructuring, Impairments and Related Costs represents charges related to the re-organization of our staff and restructuring of contracts, as well as charges related to the impairment of assets when those costs are deemed to provide no future benefit.

•

2011 vs. 2010:     In 2011, we did not record any restructuring, impairments, and related costs. For the year ended December 31, 2010, restructuring, impairments and related costs were $63,800 primarily due to the impairment of our FM-4 satellite as a result of the launch of XM-5 in 2010, and contract terminations.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, restructuring, impairments and related costs were $63,800 and $32,807, respectively, an increase of 94%, or $30,993. The increase was primarily due to the impairment of our FM-4 satellite as a result of the launch of XM-5 in 2010, and contract termination costs in the year ended December 31, 2010 compared to losses incurred on capitalized installment payments which were expected to provide no future benefit due to the counterparty’s bankruptcy filing in the year ended December 31, 2009.

Other Income (Expense)

Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, interest expense was $304,938 and $295,643, respectively, an increase of 3%, or $9,295. The increase was primarily due to lower capitalized interest related to the construction of our satellites and related launch vehicles, partially offset by the mix of outstanding debt with lower interest rates.

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

Following the launch of our FM-6 satellite, which is anticipated during the first half of 2012, the capitalization of interest expense related to the construction of our satellites and related launch vehicles will be eliminated. As a result, we expect interest expense to increase, offset partially as our outstanding debt declines due to retirements at maturity, redemptions and repurchases.

Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, loss on extinguishment of debt and credit facilities, net, was $7,206 and $120,120, respectively, a decrease of 94%, or $112,914. During the year ended December 31, 2011, the loss was incurred on the repayment of our 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011. During the year ended December 31, 2010, the loss was incurred on the repayment of our Senior Secured Term Loan due 2012 and 9.625% Senior Notes due 2013 and XM’s 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014, as well as the partial repayment of XM’s 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011.

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

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, interest and investment income (loss) was $73,970 and ($5,375), respectively, an increase of $79,345. The increase was attributable to a net gain realized as a result of the Canada Merger. This transaction resulted in the recognition of a $75,768 gain recorded in interest and investment income. The gain was partially offset by our share of net losses at our Canadian affiliate.

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

Income Taxes

Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP, foreign withholding taxes on royalty income and the state tax impact of the suspension of net operating loss (“NOL”) use in California and Illinois.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, income tax expense was $14,234 and $4,620, respectively, an increase of 208%, or $9,614, primarily due to an increase in the applicable state effective tax rate, foreign withholding taxes on royalty income and the state tax impact of the suspension of NOL use in California and Illinois.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, income tax expense was $4,620 and $5,981, respectively, a decrease of 23%, or $1,361, primarily as a result of a decrease in the applicable state effective tax rate and foreign withholding taxes on royalty income.

In assessing the recoverability of our deferred tax assets, management regularly considers whether some portion or all of the deferred tax assets will not be realized based on the recognition threshold and measurement of tax positions in accordance with the Income Tax Topic of the FASB Accounting Standards Codification (the “Income Taxes Topic”). The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. Our conclusion with regard to maintaining or releasing the valuation allowance gives consideration to a variety of factors including but not limited to: (a) our ability to utilize net operating losses within the carryforward period, (b) a three-year cumulative pre-tax income, (c) current period taxable income and (d) the expectation of future earnings. After weighting this evidence, management will conclude whether it is more likely than not that our deferred tax assets will be realized.

We have maintained a deferred tax valuation allowance against our deferred tax assets through December 31, 2011. In 2010, we had our first year of pre-tax earnings, but continued to generate taxable losses. For the year ended December 31, 2011, we have continued to report positive earnings and have generated taxable income. If such earnings trends continue, we may realize the benefits of all or a significant portion of our net deferred tax assets in 2012 through a reduction in our deferred tax valuation allowance. This would result in an income tax benefit that would be reflected in net income. As of December 31, 2011, we had approximately $3.4 billion of valuation allowances established against the deferred tax assets.

Subscriber Data

The following table contains actual subscriber data for the years ended December 31, 2011, 2010 and 2009, respectively.

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Beginning subscribers	20,190,964	18,772,758	19,003,856
Gross subscriber additions	8,696,020	7,768,827	6,208,482
Deactivated subscribers	(6,994,160)	(6,350,621)	(6,439,580)

Net additions	1,701,860	1,418,206	(231,098)

Ending subscribers	21,892,824	20,190,964	18,772,758

Self-pay	17,908,742	16,686,799	15,703,932
Paid promotional	3,984,082	3,504,165	3,068,826

Ending subscribers	21,892,824	20,190,964	18,772,758

Self-pay	1,221,943	982,867	154,275
Paid promotional	479,917	435,339	(385,373)

Net additions	1,701,860	1,418,206	(231,098)

Daily weighted average number of subscribers	20,903,908	19,385,055	18,529,696

Average self-pay monthly churn	1.9%	1.9%	2.0%

New vehicle consumer conversion rate	45%	46%	45%

Note: See pages 45 through 51 for a glossary of terms.

Subscribers.    At December 31, 2011, we had 21,892,824 subscribers, an increase of 1,701,860 subscribers, or 8%, from the 20,190,964 subscribers as of December 31, 2010.

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, net additions were 1,701,860 and 1,418,206, respectively, an increase in net additions of 20%, or 283,654. The improvement is due to the 12% increase in gross subscriber additions, primarily resulting from an increase in U.S. light vehicle sales, new vehicle penetration, and returning subscriber activations inclusive of previously owned car acquisitions. This increase in gross additions was partially offset by the 10% increase in deactivations, which was primarily due to an increase in paid promotional trial volumes along with growth in our subscriber base.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, net additions were 1,418,206 and (231,098), respectively, an increase in net additions of 1,649,304. The improvement was due to the 25% increase in gross subscriber additions, primarily resulting from an increase in U.S. light vehicle sales, new vehicle penetration and returning subscriber activations.

Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying glossary on pages 45 through 51 for more details.)

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, our average self-pay monthly churn rate was 1.9%. The consistent churn rate exhibits stability in the continued demand for and satisfaction with our service from existing subscribers.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.

New Vehicle Consumer Conversion Rate is the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after an initial promotional period. The metric excludes rental and fleet vehicles. (See accompanying glossary on pages 45 through 51 for more details).

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, the new vehicle consumer conversion rate was 45% and 46%, respectively. The decrease was primarily due to the changing mix of sales among OEMs and operational issues impacting the timing of the receipt of customer information and prompt marketing communications with buyers and lessees of vehicles.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, the new vehicle consumer conversion rate was 46% and 45%, respectively. The increase was primarily due to improved marketing to promotional period subscribers and an improving economy.

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

The purchase price accounting adjustments include the elimination of the earnings benefit of deferred revenue associated with our investment in Sirius XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers.

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

Free cash flow is a metric that our management and Board of Directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant historical and current investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We believe free cash flow is an indicator of the long-term financial stability of our business. Free cash flow, which is reconciled to “Net cash provided by (used in) operating activities”, is a non-GAAP financial measure. This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding “Restricted and other investment activity” from “Net cash provided by (used in) operating activities” from the consolidated statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies. Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current and projected cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies.

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

These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the glossary (pages 45 through 51) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.

The following table contains our key operating metrics based on our unaudited adjusted results of operations for the years ended December 31, 2011, 2010 and 2009, respectively:

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
(in thousands, except for per subscriber amounts)
ARPU	$11.58	$11.73	$10.95
SAC, per gross subscriber addition	$55	$59	$63
Customer service and billing expenses, per average subscriber	$1.03	$1.03	$1.05
Free cash flow	$415,742	$210,481	$185,319
Adjusted total revenue	$3,025,434	$2,838,898	$2,526,703
Adjusted EBITDA	$731,018	$626,288	$462,539

Note: See pages 45 through 51 for a glossary of terms.

ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 45 through 51 for more details.)

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, ARPU was $11.58 and $11.73, respectively. The decrease was driven primarily by an increase in subscription discounts offered through customer acquisition and retention programs and the decrease in the U.S. Music Royalty Fee rate, partially offset by an increase in sales of our premium services, including Premier packages, data services and Internet subscriptions.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, ARPU was $11.73 and $10.95, respectively. The increase was driven primarily by the full year impact of the U.S. Music Royalty Fee introduced in the third quarter of 2009, increased revenues from the sale of Premier packages, decreases in discounts on multi-subscription and Internet packages, and increased net advertising revenue, partially offset by an increase in the number of subscribers on promotional plans.

SAC, Per Gross Subscriber Addition, is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying glossary on pages 45 through 51 for more details.)

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, SAC, per gross subscriber addition, was $55 and $59, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, SAC, per gross subscriber addition, was $59 and $63, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers compared to the year ended December 31, 2009, partially offset by increased OEM installations of factory-installed satellite radios.

Customer Service and Billing Expenses, Per Average Subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying glossary on pages 45 through 51 for more details.)

•	2011 vs. 2010: For the years ended December 31, 2011 and 2010, customer service and billing expenses, per average subscriber, were $1.03.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, customer service and billing expenses, per average subscriber, were $1.03 and $1.05, respectively. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations, partially offset by higher call volume.

Free Cash Flow includes the net cash provided by operations, additions to property and equipment, and restricted and other investment activity. (See accompanying glossary on pages 45 through 51 for more details.)

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, free cash flow was $415,742 and $210,481, respectively, an increase of $205,261. Net cash provided by operating activities increased $30,735 to $543,630 for the year ended December 31, 2011 compared to the $512,895 provided by operations for the year ended December 31, 2010. Capital expenditures for property and equipment for the year ended December 31, 2011 decreased $174,439 to $137,429 compared to $311,868 for the year ended December 31, 2010. The increase in net cash provided by operating activities was primarily the result of improved operating performance driving higher adjusted EBITDA, cash received from the Canada Merger, higher collections from subscribers and distributors, and the repayment in the first quarter of 2010 of liabilities deferred in 2009. The decrease in capital expenditures for the year ended December 31, 2011 was primarily the result of decreased satellite construction and launch expenditures due to the launch in 2010 of our XM-5 satellite. The increase in restricted and other investment activities was driven by the return of capital resulting from the Canada Merger, partially offset by proceeds from the sale of investment securities in the year ended December 31, 2010.

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

Adjusted Total Revenue.    Our adjusted total revenue includes the recognition of deferred subscriber revenues acquired in the Merger that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada acquired in the Merger. (See the accompanying glossary on pages 45 through 51 for more details.)

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Revenue:
Subscriber revenue	$2,595,414	$2,414,174	$2,287,503
Advertising revenue, net of agency fees	73,672	64,517	51,754
Equipment revenue	71,051	71,355	50,352
Other revenue	274,387	266,946	83,029
Purchase price accounting adjustments:
Subscriber revenue	3,659	14,655	46,814
Other revenue	7,251	7,251	7,251

Adjusted total revenue	$3,025,434	$2,838,898	$2,526,703

Adjusted EBITDA.    EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA removes the impact of other income and expense, losses on extinguishment of debt as well as certain other charges, such as goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. (See the accompanying glossary on pages 45 through 51 for more details):

•

2011 vs. 2010:     For the years ended December 31, 2011 and 2010, adjusted EBITDA was $731,018 and $626,288, respectively, an increase of 17%, or $104,730. The increase was primarily due to an increase of 7%, or $186,536, in adjusted revenues, partially offset by an increase of 4%, or $81,806, in expenses included in adjusted EBITDA. The increase in adjusted revenues was primarily due to the increase in our subscriber base. The increase in expenses was primarily driven by higher revenue share and royalties expenses associated with growth in revenues, increased customer service and billing expenses associated with subscriber growth and higher subscriber acquisition costs related to the 12% increase in gross additions, partially offset by lower programming and content costs.

•

2010 vs. 2009:     For the years ended December 31, 2010 and 2009, adjusted EBITDA was $626,288 and $462,539, respectively, an increase of 35%, or $163,749. The increase was primarily due to an increase of 12%, or $312,195, in adjusted revenues, partially offset by an increase of 7%, or $148,446, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased advertising and equipment revenue, decreases in discounts on multi-subscription and Internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 25% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010 and Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

As of December 31, 2011 and 2010, we had $773,990 and $586,691, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the years set forth below:

	For the Years Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net cash provided by operating activities	$543,630	$512,895	$433,830	$30,735	$79,065
Net cash used in investing activities	(127,888)	(302,414)	(248,511)	174,526	(53,903)
Net cash used in financing activities	(228,443)	(7,279)	(182,276)	(221,164)	174,997

Net increase in cash and cash equivalents	187,299	203,202	3,043	(15,903)	200,159
Cash and cash equivalents at beginning of period	586,691	383,489	380,446	203,202	3,043

Cash and cash equivalents at end of period	$773,990	$586,691	$383,489	$187,299	$203,202

Cash Flows Provided by Operating Activities

Cash provided by operating activities increased by $30,735, or 6%, to $543,630 for the year ended December 31, 2011 from $512,895 for the year ended December 31, 2010. Cash provided by operating activities increased by $79,065, or 18%, to $512,895 for the year ended December 31, 2010 from cash provided by operating activities of $433,830 for the year ended December 31, 2009. The primary drivers of our operating cash flow growth have been improvements in profitability and changes in operating assets and liabilities.

•

Our net income (loss) was $426,691, $43,055, and ($352,038) for the years ended December 31, 2011, 2010 and 2009, respectively. Our net income growth has been primarily due to growth in our subscriber revenues which increased by $181,240, or 8%, and $126,671, or 6%, for the years ended December 31, 2011 and 2010, respectively.

•

Net adjustments to net income (loss) were $66,975, $357,743, and $564,902 for the years ended December 31, 2011, 2010 and 2009, respectively. Significant components of adjustments to net income, and their impact on cash flows from operating activities, include:

	For the Years Ended December 31,
	2011	2010	2009
Depreciation and amortization	$267,880	$273,691	$309,450
Restructuring, impairments and related costs	$—	$66,731	$26,964
Loss on extinguishment of debt and credit facilities, net	$7,206	$120,120	$267,646
Gain on merger of unconsolidated entities	$(75,768)	$—	$—
Share-based payment expense	$53,190	$60,437	$73,981
Other non-cash purchase price adjustments	$(275,338)	$(250,727)	$(202,054)

Depreciation and amortization expense is expected to increase in future periods as we recognize depreciation expense after the construction and launch of our FM-6 satellite and continue to invest in our information technology, broadcast, and facilities infrastructures.

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

Changes in operating assets and liabilities contributed $49,694, $112,097 and $220,966 to operating cash flows for the years ended December 31, 2011, 2010 and 2009, respectively. Significant changes in operating assets and liabilities include the timing of collections from our customers, the repayment of the XM Canada credit facility, and the timing of payments to vendors and related parties. As we continue to grow our subscriber and revenue base, we expect that deferred revenue and amounts due from customers and distributors will continue to increase. Amounts payable to vendors are also expected to increase as our business grows. The timing of payments to vendors and related parties are based on both contractual commitments and the terms and conditions of our vendors.

Cash Flows Used in Investing Activities

Cash used for investing activities consists primarily of capital expenditures for property and equipment. We will continue to incur significant costs to improve our terrestrial repeater network and broadcast and administrative infrastructure. In addition, we will continue to incur capital expenditures associated with our FM-6 satellite, which is scheduled for launch in the first half of 2012. After the launch of our FM-6 satellite, we anticipate no significant satellite capital expenditures for several years until it becomes necessary to replace satellites in our fleet.

•

The decrease in cash used for investing activities was primarily due to lower capital expenditures for construction of our satellites and related launch vehicles following the launch of our XM-5 satellite in 2010.

Cash Flows Used in Financing Activities

Cash flows used in financing activities have generally been the result of the issuance and repayment of long-term debt and related party debt and cash proceeds from exercise of stock options. Proceeds from long-term debt, related party debt and equity issuances have been used to fund our operations, construct and launch new satellites and invest in other infrastructure improvements.

•

The increase in cash flows used in financing activities was primarily due to the 2011 repayment of the remaining balance of our 11.25% Senior Secured Notes due 2013 and 3.25% Convertible Notes due 2011

without issuing new debt. In 2010, we repaid our Senior Secured Term Loan due 2012, 9.625% Senior Notes due 2013, XM’s 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014. We also partially repaid XM’s 11.25% Senior Secured Notes due 2013 and our 3.25% Convertible Notes due 2011. We issued the following new debt in 2010; our 8.75% Senior Notes due 2015 and 7.625% Senior Notes due 2018.

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

Future Liquidity and Capital Resource Requirements

We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 17 in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, as of December 31, 2011, we expect to incur expenditures of approximately $60,517 and $5,526 in 2012 and 2013, respectively, and an additional $48,545 thereafter, the majority of which is attributable to the construction and launch of our FM-6 satellite and related launch vehicle.

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

We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations are affected by the FCC order approving the Merger, which imposed certain conditions upon, among other things, our program offerings.

Debt Covenants

The indentures governing our debt include restrictive covenants. As of December 31, 2011, we were in compliance with our debt covenants.

For a discussion of our “Debt Covenants”, refer to Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet financing arrangements other than those disclosed in Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments,” refer to Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of “Related Party Transactions,” refer to Note 11 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Goodwill.     Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of October 1st of each year. Assessments are performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill; an impairment loss will be recorded for the amount the carrying value exceeds the implied fair value. At October 1, 2011, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill (“ASC 350-20”). Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment. As a result, there were no changes in the carrying value of our goodwill during the years ended December 31, 2011 and 2010.

Long-Lived and Indefinite-Lived Assets.     We carry our long-lived assets at cost less accumulated amortization and depreciation. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in the value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Our annual impairment assessment of indefinite-lived assets, our FCC licenses and trademark, is performed as of October 1st of each year and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios for the FCC licenses and trademark that reflect the range of possible outcomes and an appropriate discount rate.

We use independent appraisals to assist in determining the fair value of our FCC licenses and trademark. The income approach, which is commonly called the “Jefferson Pilot Method” or the “Greenfield Method”, has been consistently used to estimate the fair value of our FCC licenses. This method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and intangible assets and goodwill). It is based upon modeling a hypothetical “Greenfield” build-up to a normalized enterprise that, by design, lacks inherent goodwill and has essentially purchased (or added) all other assets as part of the build-up process. The methodology assumes that, rather than acquiring such an operation as a going concern, the buyer would hypothetically obtain a license at nominal cost and build a new operation with similar attributes from inception. The significant assumption was that the hypothetical start up entity would begin its network build out phase at the impairment testing date and revenues and variable costs would not be generated until the satellite network was operational, approximately five years from inception. The “Relief from Royalty” method valuation approach was utilized to value our trademark. This methodology involves the estimation of an amount of hypothetical royalty income that could be generated if the asset was licensed from an independent, third-party owner. The value of the intangible is the present value of the prospective stream of hypothetical royalty income that would be generated over the useful life of the asset.

At October 1, 2011, the fair value of our FCC licenses and trademark substantially exceeded the carrying value and therefore was not at risk of impairment. Subsequent to our annual evaluation of the carrying value of our long-lived assets, there were no events or circumstances that triggered the need for an interim impairment evaluation.

There were no changes in the carrying value of our indefinite life intangible assets during the years ended December 31, 2011 and 2010.

Useful Life of Broadcast/Transmission System.     Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facilities. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable.

We currently expect our first two in-orbit Sirius satellites launched in 2000 to operate effectively through 2013, our FM-3 satellite, which was also launched in 2000, to operate effectively through 2015, and our FM-5 satellite, launched in 2009, to operate effectively through 2024. In December 2010, we recorded an other than temporary charge for our FM-4 satellite, the ground spare held in storage since 2002. We operate five in-orbit XM satellites, three of which function as in-orbit spares. Two of the three in-orbit spare satellites were launched in 2001 and the other in 2010 while the other two satellites were launched in 2005 and 2006. We estimate that our XM-3, XM-4 and XM-5 satellites will meet their 15 year predicted depreciable lives, and that the depreciable lives of XM-1 and XM-2 will end in 2013.

Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the depreciable lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change. For example, a 10% decrease in the expected depreciable lives of satellites and spacecraft control facilities during 2011 would have resulted in approximately $20,614 of additional depreciation expense.

Income Taxes.     Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities. As of December 31, 2011 and 2010, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The impact of our pending adoption of ASU 2011-04 will not be material to our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of operations or financial position.

Glossary

Adjusted EBITDA — EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain other charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair value as determined using the Black-Scholes-Merton model which varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates.

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

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Net income (loss) (GAAP):	$426,961	$43,055	$(352,038)
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 47-49)	10,910	21,906	54,065
Operating expenses (see pages 47-49)	(277,258)	(261,832)	(240,891)
Share-based payment expense, net of purchase price accounting adjustments	53,369	63,309	78,782
Depreciation and amortization (GAAP)	267,880	273,691	309,450
Restructuring, impairments and related costs (GAAP)	—	63,800	32,807
Interest expense, net of amounts capitalized (GAAP)	304,938	295,643	315,668
Loss on extinguishment of debt and credit facilities, net (GAAP)	7,206	120,120	267,646
Interest and investment (income) loss (GAAP)	(73,970)	5,375	(5,576)
Other income (GAAP)	(3,252)	(3,399)	(3,355)
Income tax expense (GAAP)	14,234	4,620	5,981

Adjusted EBITDA	$731,018	$626,288	$462,539

Adjusted Revenues and Operating Expenses – We define this Non-GAAP financial measure as our actual revenues and operating expenses adjusted to exclude the impact of certain purchase price accounting adjustments and share-based payment expense. We use this Non-GAAP financial measure to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees. The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses for the years ended December 31, 2011, 2010 and 2009:

	Unaudited For the Year Ended December 31, 2011
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,595,414	$3,659	$—	$2,599,073
Advertising revenue, net of agency fees	73,672	—	—	73,672
Equipment revenue	71,051	—	—	71,051
Other revenue	274,387	7,251	—	281,638

Total revenue	$3,014,524	$10,910	$—	$3,025,434

Operating expenses
Cost of services:
Revenue share and royalties	471,149	126,941	—	598,090
Programming and content	281,234	49,172	(6,212)	324,194
Customer service and billing	259,719	18	(1,502)	258,235
Satellite and transmission	75,902	313	(2,678)	73,537
Cost of equipment	33,095	—	—	33,095
Subscriber acquisition costs	434,482	85,491	—	519,973
Sales and marketing	222,773	15,233	(8,193)	229,813
Engineering, design and development	53,435	31	(4,851)	48,615
General and administrative	238,738	59	(29,933)	208,864
Depreciation and amortization (a)	267,880	—	—	267,880
Restructuring, impairments and related costs	—	—	—	—
Share-based payment expense (b)	—	—	53,369	53,369

Total operating expenses	$2,338,407	$277,258	$—	$2,615,665

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2011 was $59,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

	000000	000000	000000	000000
Programming and content	$6,185	$27	$—	$6,212
Customer service and billing	1,484	18	—	1,502
Satellite and transmission	2,659	19	—	2,678
Sales and marketing	8,166	27	—	8,193
Engineering, design and development	4,820	31	—	4,851
General and administrative	29,874	59	—	29,933

Total share-based payment expense	$53,188	$181	$—	$53,369

	Unaudited For the Year Ended December 31, 2010
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,414,174	$14,655	$—	$2,428,829
Advertising revenue, net of agency fees	64,517	—	—	64,517
Equipment revenue	71,355	—	—	71,355
Other revenue	266,946	7,251	—	274,197

Total revenue	$2,816,992	$21,906	$—	$2,838,898

Operating expenses
Cost of services:
Revenue share and royalties	435,410	107,967	—	543,377
Programming and content	305,914	57,566	(10,267)	353,213
Customer service and billing	241,680	281	(2,207)	239,754
Satellite and transmission	80,947	1,170	(3,397)	78,720
Cost of equipment	35,281	—	—	35,281
Subscriber acquisition costs	413,041	79,439	—	492,480
Sales and marketing	215,454	13,983	(9,423)	220,014
Engineering, design and development	45,390	520	(5,868)	40,042
General and administrative	240,970	906	(32,147)	209,729
Depreciation and amortization(a)	273,691	—	—	273,691
Restructuring, impairments and related costs	63,800	—	—	63,800
Share-based payment expense(b)	—	—	63,309	63,309

Total operating expenses	$2,351,578	$261,832	$—	$2,613,410

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2010 was $68,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

	000000	000000	000000	000000
Programming and content	$9,817	$450	$—	$10,267
Customer service and billing	1,926	281	—	2,207
Satellite and transmission	3,109	288	—	3,397
Sales and marketing	8,996	427	—	9,423
Engineering, design and development	5,348	520	—	5,868
General and administrative	31,241	906	—	32,147

Total share-based payment expense	$60,437	$2,872	$—	$63,309

	Unaudited For the Year Ended December 31, 2009
(in thousands)	As Reported	Purchase Price Accounting Adjustments	Allocation of Share-based Payment Expense	Adjusted
Revenue:
Subscriber revenue	$2,287,503	$46,814	$—	$2,334,317
Advertising revenue, net of agency fees	51,754	—	—	51,754
Equipment revenue	50,352	—	—	50,352
Other revenue	83,029	7,251	—	90,280

Total revenue	$2,472,638	$54,065	$—	$2,526,703

Operating expenses
Cost of services:
Revenue share and royalties	397,210	89,780	—	486,990
Programming and content	308,121	72,069	(9,720)	370,470
Customer service and billing	234,456	453	(2,504)	232,405
Satellite and transmission	84,033	1,339	(3,202)	82,170
Cost of equipment	40,188	—	—	40,188
Subscriber acquisition costs	340,506	61,164	—	401,670
Sales and marketing	228,956	13,507	(10,264)	232,199
Engineering, design and development	41,031	977	(5,856)	36,152
General and administrative	227,554	1,602	(47,236)	181,920
Depreciation and amortization(a)	309,450	—	—	309,450
Restructuring, impairments and related costs	32,807	—	—	32,807
Share-based payment expense(b)	—	—	78,782	78,782

Total operating expenses	$2,244,312	$240,891	$—	$2,485,203

(a)	Purchase price accounting adjustments included above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the year ended December 31, 2009 was $106,000.

(b)	Amounts related to share-based payment expense included in operating expenses were as follows:

	000000	000000	000000	000000
Programming and content	$9,064	$656	$—	$9,720
Customer service and billing	2,051	453	—	2,504
Satellite and transmission	2,745	457	—	3,202
Sales and marketing	9,608	656	—	10,264
Engineering, design and development	4,879	977	—	5,856
General and administrative	45,634	1,602	—	47,236

Total share-based payment expense	$73,981	$4,801	$—	$78,782

ARPU — is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee, which was initially charged to subscribers in the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Subscriber revenue (GAAP)	$2,595,414	$2,414,174	$2,287,503
Add: net advertising revenue (GAAP)	73,672	64,517	51,754
Add: other subscription-related revenue (GAAP)	231,902	234,148	48,679
Add: purchase price accounting adjustments	3,659	14,655	46,814

	$2,904,647	$2,727,494	$2,434,750

Daily weighted average number of subscribers	20,903,908	19,385,055	18,529,696

ARPU	$11.58	$11.73	$10.95

Average self-pay monthly churn — is defined as the monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period. Average self-pay churn for the year is the average of the quarterly average self-pay churn.

Customer service and billing expenses, per average subscriber — is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Customer service and billing expenses (GAAP)	$259,719	$241,680	$234,456
Less: share-based payment expense, net of purchase price accounting adjustments	(1,502)	(2,207)	(2,504)
Add: purchase price accounting adjustments	18	281	453

	$258,235	$239,754	$232,405

Daily weighted average number of subscribers	20,903,908	19,385,055	18,529,696

Customer service and billing expenses, per average subscriber	$1.03	$1.03	$1.05

Free cash flow — is derived from cash flow provided by operating activities, capital expenditures and restricted and other investment activity. Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$543,630	$512,895	$433,830
Additions to property and equipment	(137,429)	(311,868)	(248,511)
Restricted and other investment activity	9,541	9,454	—

Free cash flow	$415,742	$210,481	$185,319

New vehicle consumer conversion rate — is defined as the percentage of owners and lessees of new vehicles that receive our service and convert to become self-paying subscribers after the initial promotion period. At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive trial subscriptions ranging from three to twelve months. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

Subscriber acquisition cost, per gross subscriber addition — or SAC, per gross subscriber addition, is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Years Ended December 31,
	2011	2010	2009
Subscriber acquisition costs (GAAP)	$434,482	$413,041	$340,506
Less: margin from direct sales of radios and accessories (GAAP)	(37,956)	(36,074)	(10,164)
Add: purchase price accounting adjustments	85,491	79,439	61,164

	$482,017	$456,406	$391,506

Gross subscriber additions	8,696,020	7,768,827	6,208,482

SAC, per gross subscriber addition	$55	$59	$63

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As of December 31, 2011, we did not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We hold investments in marketable securities consisting of money market funds, and certificates of deposit and investments in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

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

Controls and Procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our Chief Executive Officer, and David J. Frear, our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting which follows this report.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2012 annual meeting of stockholders set forth under the captions Stock Ownership, Governance of the Company, Item 1. Election of Common Stock Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

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

The information required by this Item 11 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2012 annual meeting of stockholders set forth under the captions Item 1. Election of Common Stock Directors and Item 2. Ratification of Independent Registered Public Accountants, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5, of this report.

The additional information required by this Item 12 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2012 annual meeting of stockholders set forth under the caption Stock Ownership, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2012 annual meeting of stockholders set forth under the captions Governance of the Company and Item 1. Election of Common Stock Directors which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the applicable information in our definitive proxy statement for the 2012 annual meeting of stockholders set forth under the captions Item 2. Ratification of Independent Registered Public Accountants — Principal Accountant Fees and Services, which we expect to file with the Securities and Exchange Commission prior to April 30, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

(1)  Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)  Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.

(3)  Exhibits. See Exhibit Index following this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February 2012.

SIRIUS XM RADIO INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDDY W. HARTENSTEIN (Eddy W. Hartenstein)	Chairman of the Board of Directors and Director	February 9, 2012

/s/ MEL KARMAZIN (Mel Karmazin)	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2012

/s/ DAVID J. FREAR (David J. Frear)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2012

/s/ THOMAS D. BARRY (Thomas D. Barry)	Senior Vice President and Controller (Principal Accounting Officer)	February 9, 2012

/s/ JOAN L. AMBLE (Joan L. Amble)	Director	February 9, 2012

/s/ LEON D. BLACK (Leon D. Black)	Director	February 9, 2012

/s/ DAVID J. A. FLOWERS (David J. A. Flowers)	Director	February 9, 2012

/s/ LAWRENCE F. GILBERTI (Lawrence F. Gilberti)	Director	February 9, 2012

/s/ JAMES P. HOLDEN (James P. Holden)	Director	February 9, 2012

/s/ GREGORY B. MAFFEI (Gregory B. Maffei)	Director	February 9, 2012

Signature	Title	Date

/s/ JOHN C. MALONE (John C. Malone)	Director	February 9, 2012

/s/ JAMES F. MOONEY (James F. Mooney)	Director	February 9, 2012

/s/ JACK SHAW (Jack Shaw)	Director	February 9, 2012

/s/ CARL VOGEL (Carl Vogel)	Director	February 9, 2012

/s/ VANESSA WITTMAN (Vanessa Wittman)	Director	February 9, 2012

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Radio Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sirius XM Radio Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sirius XM Radio Inc. and subsidiaries:

We have audited Sirius XM Radio Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sirius XM Radio Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sirius XM Radio Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sirius XM Radio Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 9, 2012

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
(in thousands, except per share data)
Revenue:
Subscriber revenue	$2,595,414	$2,414,174	$2,287,503
Advertising revenue, net of agency fees	73,672	64,517	51,754
Equipment revenue	71,051	71,355	50,352
Other revenue	274,387	266,946	83,029

Total revenue	3,014,524	2,816,992	2,472,638
Operating expenses:
Cost of services:
Revenue share and royalties	471,149	435,410	397,210
Programming and content	281,234	305,914	308,121
Customer service and billing	259,719	241,680	234,456
Satellite and transmission	75,902	80,947	84,033
Cost of equipment	33,095	35,281	40,188
Subscriber acquisition costs	434,482	413,041	340,506
Sales and marketing	222,773	215,454	228,956
Engineering, design and development	53,435	45,390	41,031
General and administrative	238,738	240,970	227,554
Depreciation and amortization	267,880	273,691	309,450
Restructuring, impairments and related costs	—	63,800	32,807

Total operating expenses	2,338,407	2,351,578	2,244,312

Income from operations	676,117	465,414	228,326
Other income (expense):
Interest expense, net of amounts capitalized	(304,938)	(295,643)	(315,668)
Loss on extinguishment of debt and credit facilities, net	(7,206)	(120,120)	(267,646)
Interest and investment income (loss)	73,970	(5,375)	5,576
Other income	3,252	3,399	3,355

Total other expense	(234,922)	(417,739)	(574,383)

Income (loss) before income taxes	441,195	47,675	(346,057)
Income tax expense	(14,234)	(4,620)	(5,981)

Net income (loss)	426,961	43,055	(352,038)

Preferred stock beneficial conversion feature	—	—	(186,188)

Net income (loss) attributable to common stockholders	$426,961	$43,055	$(538,226)

Net income (loss) per common share:
Basic	$0.11	$0.01	$(0.15)

Diluted	$0.07	$0.01	$(0.15)

Weighted average common shares outstanding:
Basic	3,744,606	3,693,259	3,585,864

Diluted	6,500,822	6,391,071	3,585,864

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$773,990	$586,691
Accounts receivable, net	101,705	121,658
Receivables from distributors	84,817	67,576
Inventory, net	36,711	21,918
Prepaid expenses	125,967	134,994
Related party current assets	14,702	6,719
Deferred tax asset	132,727	44,787
Other current assets	6,335	7,432

Total current assets	1,276,954	991,775
Property and equipment, net	1,673,919	1,761,274
Long-term restricted investments	3,973	3,396
Deferred financing fees, net	42,046	54,135
Intangible assets, net	2,573,638	2,632,688
Goodwill	1,834,856	1,834,856
Related party long-term assets	54,953	33,475
Other long-term assets	35,657	71,487

Total assets	$7,495,996	$7,383,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$543,193	$593,174
Accrued interest	70,405	72,453
Current portion of deferred revenue	1,333,965	1,201,346
Current portion of deferred credit on executory contracts	284,108	271,076
Current maturities of long-term debt	1,623	195,815
Related party current liabilities	14,302	15,845

Total current liabilities	2,247,596	2,349,709
Deferred revenue	198,135	273,973
Deferred credit on executory contracts	218,199	508,012
Long-term debt	2,683,563	2,695,856
Long-term related party debt	328,788	325,907
Deferred tax liability	1,011,084	914,637
Related party long-term liabilities	21,741	24,517
Other long-term liabilities	82,745	82,839

Total liabilities	6,791,851	7,175,450

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 50,000,000 authorized at December 31, 2011 and 2010: Series A convertible preferred stock; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Convertible perpetual preferred stock, series B-1 (liquidation preference of $0.001 per share at December 31, 2011 and 2010); 12,500,000 shares issued and outstanding at December 31, 2011 and 2010	13	13
Convertible preferred stock, series C junior; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, par value $0.001; 9,000,000,000 shares authorized at December 31, 2011 and 2010; 3,753,201,929 and 3,933,195,112 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,753	3,933
Accumulated other comprehensive income (loss), net of tax	71	(5,861)
Additional paid-in capital	10,484,400	10,420,604
Accumulated deficit	(9,784,092)	(10,211,053)

Total stockholders’ equity	704,145	207,636

Total liabilities and stockholders’ equity	$7,495,996	$7,383,086

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Series A Convertible Preferred Stock		Convertible Perpetual Preferred Stock, Series B-1		Common Stock		Accumulated Other Comprehensive Income (loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
(in thousands, except share and per share data)
Balance at January 1, 2009	24,808,959	$25	—	$—	3,651,765,837	$3,652	$(7,871)	$9,795,951	$(9,715,882)	$75,875
Net loss									(352,038)	(352,038)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	473	—	—	473
Foreign currency translation adjustment, net of tax of $110	—	—	—	—	—	—	817	—	—	817

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(350,748)
Issuance of preferred stock — related party, net of issuance costs	—	—	12,500,000	13	—	—	—	410,179	(186,188)	224,004
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	8,511,009	8	—	2,622	—	2,630
Structuring fee on 10% Senior PIK Secured Notes due 2011	—	—	—	—	59,178,819	59	—	5,859	—	5,918
Share-based payment expense	—	—	—	—	—	—	—	71,388	—	71,388
Returned shares under share borrow agreements	—	—	—	—	(60,000,000)	(60)	—	60	—	—
Issuance of restricted stock units in satisfaction of accrued compensation	—	—	—	—	83,803,422	84	—	31,207	—	31,291
Exchange of 2.5% Convertible Notes due 2009, including accrued interest	—	—	—	—	139,400,000	139	—	35,025	—	35,164

Balance at December 31, 2009	24,808,959	$25	12,500,000	$13	3,882,659,087	$3,882	$(6,581)	$10,352,291	$(10,254,108)	$95,522
Net income									43,055	43,055
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	469	—	—	469
Foreign currency translation adjustment, net of tax of $63	—	—	—	—	—	—	251	—	—	251

Total comprehensive income	—	—	—	—	—	—	—	—	—	43,775
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	6,175,089	6	—	5,265	—	5,271
Share-based payment expense	—	—	—	—	—	—	—	52,229	—	52,229
Exercise of options and vesting of restricted stock units	—	—	—	—	19,551,977	20	—	10,819	—	10,839
Conversion of preferred stock to common stock	(24,808,959)	(25)	—	—	24,808,959	25	—	—	—	—

Balance at December 31, 2010	—	$—	12,500,000	$13	3,933,195,112	$3,933	$(5,861)	$10,420,604	$(10,211,053)	$207,636
Net income									426,961	426,961
Other comprehensive income:
Realized loss on XM Canada investment foreign currency translation adjustment	—	—	—	—	—	—	6,072	—	—	6,072
Foreign currency translation adjustment, net of tax of $11	—	—	—	—	—	—	(140)	—	—	(140)

Total comprehensive income	—	—	—	—	—	—	—	—	—	432,893
Issuance of common stock to employees and employee benefit plans, net of forfeitures	—	—	—	—	1,882,801	2	—	3,480	—	3,482
Share-based payment expense	—	—	—	—	—	—	—	48,581	—	48,581
Exercise of options and vesting of restricted stock units	—	—	—	—	13,401,048	13	—	11,540	—	11,553
Issuance of common stock upon exercise of warrants	—	—	—	—	7,122,951	7	—	(7)	—	—
Return of shares under share borrow agreements	—	—	—	—	(202,399,983)	(202)	—	202	—	—

Balance at December 31, 2011	—	$—	12,500,000	$13	3,753,201,929	$3,753	$71	$10,484,400	$(9,784,092)	$704,145

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Cash flows from operating activities:
Net income (loss)	$426,961	$43,055	$(352,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267,880	273,691	309,450
Non-cash interest expense, net of amortization of premium	39,515	42,841	43,066
Provision for doubtful accounts	33,164	32,379	30,602
Restructuring, impairments and related costs	—	66,731	26,964
Amortization of deferred income related to equity method investment	(2,776)	(2,776)	(2,776)
Loss on extinguishment of debt and credit facilities, net	7,206	120,120	267,646
Gain on merger of unconsolidated entities	(75,768)	—	—
Loss on unconsolidated entity investments, net	6,520	11,722	13,664
Loss on disposal of assets	269	1,017	—
Share-based payment expense	53,190	60,437	73,981
Deferred income taxes	8,264	2,308	4,359
Other non-cash purchase price adjustments	(275,338)	(250,727)	(202,054)
Distribution from investment in unconsolidated entity	4,849	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,211)	(39,236)	(42,158)
Receivables from distributors	(17,241)	(11,023)	(2,788)
Inventory	(14,793)	(5,725)	8,269
Related party assets	30,036	(9,803)	15,305
Prepaid expenses and other current assets	8,525	75,374	10,027
Other long-term assets	36,490	17,671	86,674
Accounts payable and accrued expenses	(32,010)	5,420	(46,645)
Accrued interest	(2,048)	(884)	2,429
Deferred revenue	55,336	133,444	93,578
Related party liabilities	(1,542)	(53,413)	50,172
Other long-term liabilities	152	272	46,103

Net cash provided by operating activities	543,630	512,895	433,830

Cash flows from investing activities:
Additions to property and equipment	(137,429)	(311,868)	(248,511)
Purchase of restricted investments	(826)	—	—
Sale of restricted and other investments	—	9,454	—
Release of restricted investments	250	—	—
Return of capital from investment in unconsolidated entity	10,117	—	—

Net cash used in investing activities	(127,888)	(302,414)	(248,511)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,553	10,839	—
Preferred stock issuance, net of costs	—	—	(3,712)
Long-term borrowings, net of costs	—	1,274,707	582,612
Related party long-term borrowings, net of costs	—	196,118	362,593
Payment of premiums on redemption of debt	(5,020)	(84,326)	(17,075)
Repayment of long-term borrowings	(234,976)	(1,262,396)	(755,447)
Repayment of related party long-term borrowings	—	(142,221)	(351,247)

Net cash used in financing activities	(228,443)	(7,279)	(182,276)

Net increase in cash and cash equivalents	187,299	203,202	3,043
Cash and cash equivalents at beginning of period	586,691	383,489	380,446

Cash and cash equivalents at end of period	$773,990	$586,691	$383,489

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$258,676	$241,160	$257,328
Non-cash investing and financing activities:
Share-based payments in satisfaction of accrued compensation	$—	$—	$31,291
Common stock issued in exchange of 2.5% Convertible Notes due 2009 including, accrued interest	$—	$—	$18,000
Structuring fee on 10% Senior PIK Secured Notes due 2011	$—	$—	$5,918
Preferred stock issued to Liberty Media	$—	$—	$227,716
Release of restricted investments	$—	$—	$137,850
In-orbit satellite performance incentive	$—	$21,450	$14,905
Sale-leaseback of equipment	$—	$5,305	$—
Common stock issuance upon exercise of warrants	$7	$—	$—
Conversion of Series A preferred stock to common stock	$—	$25	$—

See accompanying notes to the consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1)	Business

We broadcast our music, sports, entertainment, comedy, talk, news, traffic and weather channels in the United States on a subscription fee basis through two proprietary satellite radio systems. Subscribers can also receive certain of our music and other channels over the Internet, including through applications for mobile devices. We have agreements with every major automaker (“OEMs”) to offer satellite radios as factory- or dealer-installed equipment in their vehicles. We also distribute our satellite radios through retail locations nationwide and through our website. Satellite radio services are also offered to customers of certain daily rental car companies.

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

In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and pre-owned vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of Sirius XM Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 have been made.

We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2011 and have determined no events have occurred that would require adjustment to or disclosure in our consolidated financial statements.

Reclassifications

Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, depreciable lives of our satellites, share-based payment expense, and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, in-transit credit card receipts and highly liquid investments with an original maturity of three months or less when purchased.

Equity Method Investments

We hold an equity method investment in Sirius XM Canada. Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of earnings or losses of our affiliates as they occur as a component of Other income (expense) in our consolidated statements of operations.

The difference between our investment and our share of the fair value of the underlying net assets of our affiliates is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. We follow ASC 350, Intangibles — Goodwill and Other (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. The amortization of equity method finite-lived intangible assets is recorded in Interest and investment income in our consolidated statements of operations. We periodically evaluate our equity method investments to determine if there has been an other than temporary decline below carrying value. Equity method finite-lived intangibles, indefinite-lived intangibles and goodwill are included in the carrying amount of the investment.

Property and Equipment

Property and equipment, including satellites, are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated depreciable lives:

Satellite system	2 - 15 years
Terrestrial repeater network	5 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3 - 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building	20 or 30 years
Leasehold improvements	Lesser of useful life or remaining lease term

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our single reporting unit is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Step one of the impairment assessment compares the fair value of the entity to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. We did not record any impairments in 2011, 2010 or 2009.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. This test is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. Our indefinite life intangibles include FCC licenses and trademark. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We use independent appraisals to assist in determining the fair value of our FCC licenses and trademark. The income approach, which is commonly called the “Jefferson Pilot Method” or the “Greenfield Method”, has been consistently used to estimate the fair value of our FCC licenses. This method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and intangible assets and goodwill). It is based upon modeling a hypothetical “Greenfield” build-up to a normalized enterprise that, by design, lacks inherent goodwill and has essentially purchased (or added) all other assets as part of the build-up process. The methodology assumes that, rather than acquiring such an operation as a going concern, the buyer would hypothetically obtain a license at nominal cost and build a new operation with similar attributes from inception. The significant assumption was that the hypothetical start up entity would begin its network build out phase at the impairment testing date and revenues and variable costs would not be generated until the satellite network was operational, approximately five years from inception. The Relief from Royalty method valuation approach was utilized to value our trademark. This methodology involves the estimation of an amount of hypothetical royalty income that could be generated if the asset was licensed to an independent, third-party owner. The value of the intangible is the present value of the prospective stream of hypothetical royalty income that would be generated over the useful life of the asset. We did not record any impairments in 2011, 2010 or 2009.

Other intangible assets with finite lives consists primarily of customer relationships acquired in business combinations, licensing agreements, and certain IT related costs. These assets are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement. We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. We did not record any impairments in 2011, 2010 or 2009.

Revenue Recognition

We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreements with daily rental fleet programs; and non-refundable activation and other fees. Revenue is recognized as it is realized or realizable and earned.

We recognize subscription fees as our services are provided.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three and twelve month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period which commences upon retail sale and activation.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, estimated to be approximately 3.5 years during 2011, 2010 and 2009. The estimated term of a subscriber relationship is based on historical experience.

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

ASC 605, Revenue Recognition, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated at the inception of the arrangement to all deliverables based on their relative selling price, which has been determined using vendor specific objective evidence of selling price of self-pay customers.

Revenue Share

We share a portion of the subscription revenues earned from subscribers with certain automakers. The terms of the revenue share agreements vary with each automaker, but are typically based upon the earned audio revenue as reported or gross billed audio revenue. Revenue share is recorded as an expense in our consolidated statement of operations and not as a reduction to revenue.

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

Advertising Costs

Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds consist of fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed when aired and production costs are expensed as incurred. During the years ended December 31, 2011, 2010 and 2009, we recorded advertising costs of $116,694, $110,050 and $128,784, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.

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

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation and are included in Subscriber acquisition costs because we are responsible for providing the service to the customers. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios. Chip sets that are shipped to radio manufacturers and held on consignment are recorded as inventory and expensed as Subscriber acquisition costs when placed into production by radio manufacturers. Costs for chip sets not held on consignment are expensed as Subscriber acquisition costs when the automaker confirms receipt.

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

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. During the years ended December 31, 2011, 2010 and 2009, we recorded research and development costs of $48,574, $40,043 and $38,852, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.

Share-Based Compensation

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

Fair value as determined using Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. In 2011, we estimate fair value of awards

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010 and 2009, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility. The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

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

ASC 740, Income Taxes, requires a company to first determine whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.

We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of operations.

As of December 31, 2011 and 2010, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did meet the “more likely than not” criterion under ASC 740.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximated fair value due to the short-term nature of these instruments.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input — unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input — observable market data for the same or similar instrument but not Level 1; and iii) Level 3 input — unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value the 8% convertible unsecured subordinated debentures issued by Sirius XM Canada. This investment is not material to our consolidated results of operations or financial position.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

The fair value for publicly traded instruments is determined using quoted market prices while the fair value for non-publicly traded instruments is based upon estimates from a market maker and brokerage firm. As of December 31, 2011 and 2010, the carrying value of our debt was $3,013,974 and $3,217,578, respectively; and the fair value approximated $3,506,546 and $3,722,905, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments are not expected to have a significant impact on companies that apply U.S. GAAP. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The impact of our pending adoption of ASU 2011-04 will not be material to our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. ASU 2011-05 affects financial statement presentation only and will have no impact on our results of consolidated financial statements.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Earnings per Share

Basic net income (loss) per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net income (loss) per common share adjusts the weighted average common shares outstanding for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options, restricted stock and restricted stock units) were exercised or converted into common stock, calculated using the treasury stock method. For the years ended December 31, 2011 and 2010, common stock equivalents of approximately 419,752,000 and 689,922,000, respectively, were excluded from the calculation of diluted net income per common share as the effect would have been anti-dilutive. Due to the net loss for the year ended December 31, 2009, common stock equivalents of approximately 3,381,905,000 were excluded from the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

	For the Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net income (loss) available to common stockholders	$426,961	$43,055	$(538,226)

Average common shares outstanding-basic	3,744,606	3,693,259	3,585,864
Dilutive effect of equity instruments	2,756,216	2,697,812	—

Average common shares outstanding-diluted	6,500,822	6,391,071	3,585,864

Net income (loss) per common share
Basic	$0.11	$0.01	$(0.15)

Diluted	$0.07	$0.01	$(0.15)

(4)	Accounts Receivable, net

Accounts receivable, net are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, current economic conditions and other factors that may affect the counterparty’s ability to pay.

Accounts receivable, net, consists of the following:

	December 31, 2011	December 31, 2010
Gross accounts receivable	$111,637	$131,880
Allowance for doubtful accounts	(9,932)	(10,222)

Total accounts receivable, net	$101,705	$121,658

Receivables from distributors include billed and unbilled amounts due from OEMs for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	December 31, 2011	December 31, 2010
Billed	$44,618	$30,456
Unbilled	40,199	37,120

Total	$84,817	$67,576

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventory, net

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

Inventory, net, consists of the following:

	December 31, 2011	December 31, 2010
Raw materials	$24,134	$18,181
Finished goods	28,007	24,492
Allowance for obsolescence	(15,430)	(20,755)

Total inventory, net	$36,711	$21,918

(6)	Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment is performed as of October 1st of each year, and an assessment is performed at other times if events or circumstances indicate it is more likely than not that the asset is impaired. At October 1, 2011 and 2010, the fair value of our single reporting unit substantially exceeded its carrying value and therefore was not at risk of failing step one of ASC 350-20, Goodwill (“ASC 350-20”). Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment. There were no changes in the carrying value of our goodwill during the years ended December 31, 2011, 2010 and 2009.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Intangible Assets

Intangible assets consisted of the following:

		December 31, 2011			December 31, 2010
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets:
FCC licenses	Indefinite	$2,083,654	$—	$2,083,654	$2,083,654	$—	$2,083,654
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets:
Subscriber relationships	9 years	380,000	(191,201)	188,799	380,000	(144,325)	235,675
Licensing agreements	9.1 years	78,897	(34,145)	44,752	78,897	(24,130)	54,767
Proprietary software	6 years	16,552	(11,507)	5,045	16,552	(9,566)	6,986
Developed technology	10 years	2,000	(683)	1,317	2,000	(483)	1,517
Leasehold interests	7.4 years	132	(61)	71	132	(43)	89

Total intangible assets		$2,811,235	$(237,597)	$2,573,638	$2,811,235	$(178,547)	$2,632,688

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

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. The following table outlines the years in which each of our licenses expires:

FCC license	Expiration year
SIRIUS FM-1 satellite	2017
SIRIUS FM-2 satellite	2017
SIRIUS FM-3 satellite	2017
SIRIUS FM-4 satellite(1)	2017
SIRIUS FM-5 satellite	2017
SIRIUS FM-6 satellite	(2)
XM-1 satellite	2014
XM-2 satellite	2014
XM-3 satellite	2013
XM-4 satellite	2014
XM-5 satellite	2018

(1)	In 2010, we retired our FM-4 ground spare satellite. We still maintain the FCC license for this satellite.
(2)	We hold an FCC license for our FM-6 satellite, which will expire eight years from when this satellite is launched and placed into operation.

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

In connection with the Merger, $250,000 of the purchase price was allocated to the XM trademark. As of December 31, 2011, there were no legal, regulatory or contractual limitations associated with the XM trademark.

Our annual impairment assessment of our indefinite intangible assets is performed as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. At October 1, 2011 and 2010, the fair value of our indefinite intangible assets substantially exceeded its carrying value and therefore was not at risk of impairment. Subsequent to our annual evaluation of the carrying value of goodwill, there were no events or circumstances that triggered the need for an interim evaluation for impairment.

Definite Life Intangible Assets

Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for all definite life intangible assets was $59,050, $66,324 and $76,587 for the years ended December 31, 2011, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2016 and for periods thereafter is as follows:

Year ending December 31,	Amount
2012	$53,680
2013	47,357
2014	38,879
2015	37,553
2016	31,959
Thereafter	30,556

Total definite life intangibles assets, net	$239,984

(8)	Subscriber Revenue

Subscriber revenue consists of subscription fees, revenue derived from agreements with certain daily rental fleet operators, non-refundable activation and other fees. Revenues received from OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.

Subscriber revenue consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
Subscription fees	$2,581,433	$2,398,146	$2,265,666
Activation fees	13,981	16,028	21,837

Total subscriber revenue	$2,595,414	$2,414,174	$2,287,503

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Interest Costs

We capitalized a portion of the interest on funds borrowed to finance the construction costs of our satellites and related launch vehicles for our FM-6 satellite for the year ended December 31, 2011 and for our FM-6 and XM-5 satellites for the years ended December 31, 2010 and 2009. We also incur interest costs on all of our debt instruments and on our satellite incentive agreements. The following is a summary of our interest costs:

	For the Years Ended December 31,
	2011	2010	2009
Interest costs charged to expense	$304,938	$295,643	$315,668
Interest costs capitalized	33,522	63,880	61,201

Total interest costs incurred	$338,460	$359,523	$376,869

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $39,515, $42,841 and $43,066 for the years ended December 31, 2011, 2010 and 2009, respectively.

(10)	Property and Equipment

Property and equipment, net, consists of the following:

	December 31, 2011	December 31, 2010
Satellite system	$1,943,537	$1,943,537
Terrestrial repeater network	112,440	109,582
Leasehold improvements	43,455	43,567
Broadcast studio equipment	53,903	51,985
Capitalized software and hardware	193,301	163,689
Satellite telemetry, tracking and control facilities	60,539	57,665
Furniture, fixtures, equipment and other	60,283	63,265
Land	38,411	38,411
Building	57,185	56,685
Construction in progress	372,508	297,771

Total property and equipment	2,935,562	2,826,157
Accumulated depreciation and amortization	(1,261,643)	(1,064,883)

Property and equipment, net	$1,673,919	$1,761,274

Construction in progress consists of the following:

	December 31, 2011	December 31, 2010
Satellite system	$343,932	$262,744
Terrestrial repeater network	19,194	19,239
Other	9,382	15,788

Construction in progress	$372,508	$297,771

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense on property and equipment was $208,830, $207,367 and $232,863 for the years ended December 31, 2011, 2010 and 2009, respectively. We retired property and equipment of $12,158 during the year ended December 31, 2011 and $155,000, which included our FM-4 satellite, during the year ended December 31, 2010.

Satellites

We currently own a fleet of nine orbiting satellites. The chart below provides certain information on these satellites:

Satellite Designation	Year Delivered	Estimated End of Depreciable Life
FM-1	2000	2013
FM-2	2000	2013
FM-3	2000	2015
FM-5	2009	2024
XM-1	2001	2013
XM-2	2001	2013
XM-3	2005	2020
XM-4	2006	2021
XM-5	2010	2025

We own four orbiting satellites for use in the Sirius system. Space Systems/Loral has constructed another satellite (FM-6) for use in this system.

In 2010, we recorded an other than temporary impairment charge of $56,100 to Restructuring, impairments, and related costs in our consolidated statement of operations for FM-4, a ground spare satellite held in storage since 2002. We determined that the probability of launching FM-4 was remote due to the launch of XM-5 in 2010.

We own five orbiting satellites for use in the XM system. Four of these satellites were manufactured by Boeing Satellite Systems International and one was manufactured by Space Systems/Loral.

During the years ended December 31, 2011 and 2010, we capitalized expenditures, including interest, of $81,189 and $223,928, respectively, related to the construction of our FM-6 and XM-5 satellites and related launch vehicles.

(11)	Related Party Transactions

We had the following related party balances at December 31, 2011 and 2010:

	Related party current assets		Related party long-term assets		Related party current liabilities		Related party long-term liabilities		Related party long-term debt
	2011*	2010	2011*	2010	2011*	2010	2011*	2010	2011*	2010
Liberty Media	$—	$—	$1,212	$1,571	$9,722	$9,765	$—	$—	$328,788	$325,907
Sirius XM Canada	14,702	—	53,741	—	4,580	—	21,741	—	—	—
Sirius Canada	—	5,613	—	—	—	1,805	—	—	—	—
XM Canada	—	1,106	—	31,904	—	4,275	—	24,517	—	—

Total	$14,702	$6,719	$54,953	$33,475	$14,302	$15,845	$21,741	$24,517	$328,788	$325,907

*	Sirius Canada and XM Canada combined in June 2011. The combined entity now operates as Sirius XM Canada.

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

The Series B Preferred Stock is convertible into 2,586,976,000 shares of common stock. The Investment Agreement provides for certain standstill provisions during the three year period ending in March 2012.

We accounted for the Series B Preferred Stock by recording a $227,716 increase to additional paid-in capital, excluding issuance costs, for the amount of allocated proceeds received and an additional $186,188 increase in paid-in capital for the beneficial conversion feature, which was immediately recognized as a charge to retained earnings.

Liberty Media has advised us that as of December 31, 2011 and 2010, respectively, it owned the following:

	December 31, 2011	December 31, 2010
8.75% Senior Notes due 2015	$150,000	$150,000
9.75% Senior Secured Notes due 2015	50,000	50,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000
7.625% Senior Notes due 2018	50,000	50,000

Total principal debt	337,000	337,000
Less: discounts	8,212	11,093

Total carrying value debt	$328,788	$325,907

As of December 31, 2011 and 2010, we recorded $9,722 and $9,765, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $35,681, $40,169 and $79,640 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•

$53,781 in cash as repayment of the XM Canada credit facility ($38,815) and consideration for our preferred stock in Sirius Canada ($10,117 as a return of capital and $4,849 in dividends, net of foreign withholding taxes); and

•

$5,208 in non-interest bearing notes of CSR, which are primarily due at the earliest of (a) the maturity date (2 years), (b) after Sirius XM Canada is “free cash flow” positive for a period of six consecutive months, or (c) a date determined by the Sirius XM Canada board of directors. As of December 31, 2011, $4,798 of these notes were reported as a Related Party current assets.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The transaction was accounted for as a reverse acquisition whereby Sirius Canada was deemed to be the acquirer of CSR. As a result of the transaction, we recognized a $75,768 gain in Interest and investment income during the year ended December 31, 2011.

Our interest in Sirius XM Canada is accounted for under the equity method. The excess of the cost of our ownership interest in the equity of Sirius XM Canada over our share of the net assets is recognized as goodwill and intangible assets and is included in the carrying amount of our investment. Equity method goodwill is not amortized. We will periodically evaluate this investment to determine if there has been an other than temporary decline below carrying value. Equity method intangible assets are amortized over their respective useful lives, which is recorded in Interest and investment income. As of December 31, 2011, our investment balance in Sirius XM Canada was approximately $45,061, $28,589 of which represents equity method goodwill and intangible assets, and was recorded in Related party long-term assets.

We provide Sirius XM Canada with chip sets and other services and we are reimbursed for these costs. As of December 31, 2011, amounts due for these costs totaled $7,404 and is reported as Related party current assets.

As of December 31, 2011, amounts due from Sirius XM Canada also included $7,280 attributable to deferred programming costs and accrued interest, $4,780 of which is reported as Related party long-term assets.

We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by CSR, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive income (loss), net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of December 31, 2011, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,490 and $0, respectively. As of December 31, 2010, the carrying values of the host contract and embedded derivative related to our investment in the debentures was $3,302 and $11, respectively. The carrying values of the host contract and embedded derivative are recorded in Related party long-term assets.

As of December 31, 2011, amounts due to Sirius XM Canada totaled $1,804 and is reported as Related party current liabilities.

We recorded the following revenue from Sirius XM Canada as Other revenue in our consolidated statements of operations:

For the Year Ended December 31,
2011*
Royalty income	$13,735
Amortization of Sirius XM Canada deferred income	1,388
Licensing fee revenue	3,000
Advertising reimbursements	417

Total revenue from Sirius XM Canada	$18,540

*	Sirius XM Canada commenced operations on June 2011.

Our share of net earnings or losses of Sirius XM Canada are recorded to Interest and investment income (loss) in our consolidated statements of operations on a one month lag. Our share of Sirius XM Canada’s net income was $1,081 for the year ended December 31, 2011. We recorded amortization expense of $1,556 related to the equity method intangible assets for the year ended December 31, 2011.

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

We recorded the following revenue from Sirius Canada. Royalty income is included in other revenue and dividend income is included in Interest and investment income (loss) in our consolidated statements of operations:

	For the Years Ended December 31,
	2011*	2010	2009
Royalty income	$9,945	$10,684	$5,797
Dividend income	460	926	839

Total revenue from Sirius Canada	$10,405	$11,610	$6,636

*	Sirius Canada combined with XM Canada in June 2011.

Receivables from royalty and dividend income were utilized to absorb a portion of our share of net losses generated by Sirius Canada. Total costs that have been or will be reimbursed by Sirius Canada were $5,253, $12,185 and $11,031 for the years ended December 31, 2011, 2010 and 2009, respectively.

Our share of net earnings or losses of Sirius Canada was recorded to Interest and investment income (loss) in our consolidated statements of operations on a one month lag. Our share of Sirius Canada’s net loss was $9,717, $10,257 and $6,636 for the years ended December 31, 2011, 2010 and 2009, respectively. The payments received from Sirius Canada in excess of carrying value were $6,748, $10,281 and $13,738 for the years ended December 31, 2011, 2010 and 2009, respectively.

XM Canada

We had an equity interest of 21.5% in XM Canada until June 21, 2011 when the transaction between XM Canada and Sirius Canada closed. Our investment balance was zero as of December 31, 2010 as our investment balance was absorbed by our share of net losses generated by XM Canada.

In 2005, XM entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial ten year term and XM Canada has the unilateral option to extend the agreements for an additional five year term. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on XM’s system. Sirius XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a ten year term. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on a straight-line basis through 2020, the end of the expected term of the agreements. As of December 31, 2011 and December 31, 2010, the carrying value of deferred revenue related to this agreement was $24,517 and $28,792, respectively.

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

We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of operations:

	For the Years Ended December 31,
	2011*	2010	2009
Amortization of XM Canada deferred income	$1,388	$2,776	$2,776
Subscriber and activation fee royalties	5,483	10,313	11,603
Licensing fee revenue	3,000	4,500	6,000
Advertising reimbursements	833	1,083	1,067

Total revenue from XM Canada	$10,704	$18,672	$21,446

*	XM Canada combined with Sirius Canada in June 2011.

Our share of net earnings or losses of XM Canada is recorded to Interest and investment income in our consolidated statements of operations on a one month lag. Our share of XM Canada’s net loss was $6,045, $12,147 and $2,292 for the years ended December 31, 2011, 2010 and 2009, respectively.

General Motors and American Honda

We have a long-term distribution agreement with General Motors Company (“GM”). GM had a representative on our board of directors and was considered a related party through May 27, 2010. During the term of the agreement, GM has agreed to distribute our service. We subsidize a portion of the cost of satellite radios and make incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed satellite radios become self-paying subscribers. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed satellite radios. As part of the agreement, GM provides certain call-center related services directly to subscribers who are also GM customers for which we reimburse GM.

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

We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Years Ended December 31,
	2010*	2009
GM	$12,759	$31,037
American Honda	4,990	12,254

Total	$17,749	$43,291

*	GM and American Honda were considered related parties through May 27, 2010.

We have incurred the following related party expenses with GM and American Honda:

	For the Years Ended December 31,
	2010*		2009
	GM	American Honda	GM	American Honda
Sales and marketing	$13,374	$—	$31,595	$500
Revenue share and royalties	15,823	3,167	58,992	6,541
Subscriber acquisition costs	17,514	1,969	34,895	5,397
Customer service and billing	125	—	268	—
Interest expense, net of amounts capitalized	1,421	—	4,644	—

Total	$48,257	$5,136	$130,394	$12,438

*	GM and American Honda were considered related parties through May 27, 2010.

(12)    Investments

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

Long Term Restricted Investments

Restricted investments relate to reimbursement obligations under letters of credit issued for the benefit of lessors of office space. As of December 31, 2011 and December 31, 2010, our Long-term restricted investments were $3,973 and $3,396, respectively. During the year ended December 31, 2011, $250 of obligations relating to these letters of credit were terminated and a new letter of credit agreement was entered into for $826 for additional space.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)    Debt

Our debt consists of the following:

	Conversion Price (per share)	December 31, 2011	December 31, 2010
3.25% Convertible Notes due 2011 (a)	$5.30	$—	$191,979
Less: discount		—	(515)
8.75% Senior Notes due 2015 (b)	N/A	800,000	800,000
Less: discount		(9,753)	(12,213)
9.75% Senior Secured Notes due 2015 (c)	N/A	257,000	257,000
Less: discount		(8,356)	(10,116)
11.25% Senior Secured Notes due 2013 (d)	N/A	—	36,685
Less: discount		—	(1,705)
13% Senior Notes due 2013 (e)	N/A	778,500	778,500
Less: discount		(39,504)	(59,592)
7% Exchangeable Senior Subordinated Notes due 2014 (f)	$1.875	550,000	550,000
Less: discount		(5,956)	(7,620)
7.625% Senior Notes due 2018 (g)	N/A	700,000	700,000
Less: discount		(10,898)	(12,054)
Other debt:
Capital leases	N/A	2,941	7,229

Total debt		3,013,974	3,217,578
Less: total current maturities non-related party		1,623	195,815

Total long-term		3,012,351	3,021,763
Less: related party		328,788	325,907

Total long-term, excluding related party		$2,683,563	$2,695,856

(a) 3.25% Convertible Notes due 2011

In October 2004, we issued $230,000 in aggregate principal amount of 3.25% Convertible Notes due October 15, 2011 (the “3.25% Notes”), which were convertible, at the option of the holder, into shares of our common stock at any time at a conversion rate of 188.6792 shares of common stock for each $1,000 principal amount, or $5.30 per share of common stock. Interest was payable semi-annually on April 15 and October 15 of each year. The obligations under the 3.25% Notes were not secured by any of our assets.

In 2011, we purchased $168,113 of the outstanding 3.25% Notes at prices between 100.75% and 101% of the principal amount plus accrued interest. We recognized a loss on extinguishment of debt for the 3.25% Notes of $2,291 for the year ended December 31, 2011, which consists primarily of cash premiums paid, unamortized discount and deferred financing fees. The remaining $23,866 in principal amount of the 3.25% Notes was paid in October 2011 upon maturity.

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

In October 2010, we purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes was $567,927. We recorded an aggregate loss on extinguishment of the 11.25% Notes of $85,216, consisting primarily of unamortized discount, deferred financing fees and repayment premium to Loss on extinguishment of debt and credit facilities, net, in our 2010 consolidated statements of operations. The remainder of the 11.25% Notes of $36,685 was purchased in January 2011 for an aggregate purchase price of $40,376. A loss from extinguishment of debt of $4,915 associated with this purchase was recorded during the year ended December 31, 2011.

(e) 13% Senior Notes due 2013

In July 2008, we issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes mature on August 1, 2013. Substantially all of our domestic wholly-owned subsidiaries guarantee our obligations under the 13% Notes.

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

At December 31, 2011, we were in compliance with our debt covenants.

(14)    Stockholders’ Equity

Common Stock, par value $0.001 per share

We were authorized to issue up to 9,000,000,000 shares of common stock as of December 31, 2011 and 2010. There were 3,753,201,929 and 3,933,195,112 shares of common stock issued and outstanding as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, approximately 3,342,818,000 shares of common stock were reserved for issuance in connection with outstanding convertible debt, preferred stock, warrants, incentive stock awards and common stock to be granted to third parties upon satisfaction of performance targets.

To facilitate the offering of the Exchangeable Notes, we entered into share lending agreements with Morgan Stanley Capital Services Inc. (“MS”) and UBS AG London Branch (“UBS”) in July 2008, under which we loaned MS and UBS an aggregate of 262,400,000 shares of our common stock in exchange for a fee of $0.001 per share. During the third quarter of 2009, MS returned to us 60,000,000 shares of our common stock borrowed. In October 2011, MS and UBS returned the remaining 202,400,000 shares loaned. The returned shares were retired upon receipt and removed from outstanding common stock. The share lending agreements have been terminated.

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

We recorded interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs of $11,189, $10,095 and $9,248, respectively, for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, the unamortized balance of the debt issuance costs was $40,054, with $39,253 recorded in deferred financing fees, net, and $801 recorded in long-term related party assets. As of December 31, 2010, the unamortized balance of the debt issuance costs was $51,243, with $50,218 recorded in deferred financing fees, net, and $1,025 recorded in long-term related party assets. As of December 31, 2010, the estimated fair value of the outstanding 202,400,000 loaned shares was approximately $329,912. These costs will continue to be amortized until the debt is terminated.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2004, Sirius signed a seven-year agreement with a sports programming provider which expired in February 2011. Upon execution of this agreement, Sirius delivered 15,173,070 shares of common stock valued at $40,967 to that programming provider. These shares of common stock were subject to transfer restrictions which lapsed over time. We recognized share-based payment expense associated with these shares of $1,568, $5,852, and $5,852 in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and December 31, 2010, there was $0 and $1,568 remaining balance of common stock value included in other current assets, respectively.

Preferred Stock, par value $0.001 per share

We were authorized to issue up to 50,000,000 shares of undesignated preferred stock as of December 31, 2011 and 2010.

There were no shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding as of December 31, 2011 and December 31, 2010.

There were 12,500,000 shares of Series B Preferred Stock issued and outstanding as of December 31, 2011 and 2010. The Series B Preferred Stock is convertible into shares of our common stock at the rate of 206.9581409 shares of common stock for each share of Series B Preferred Stock, representing approximately 40% of our outstanding shares of common stock (after giving effect to such conversion). As the holder of the Series B Preferred Stock, Liberty Radio LLC is entitled to a number of votes equal to the number of shares of our common stock into which such shares of Series B Preferred Stock are convertible. Liberty Radio LLC will also receive dividends and distributions ratably with our common stock, on an as-converted basis. With respect to dividend rights, the Series B Preferred Stock ranks evenly with our common stock and each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock. With respect to liquidation rights, the Series B Preferred Stock ranks evenly with each other class or series of our equity securities not expressly provided as ranking senior to the Series B Preferred Stock, and will rank senior to our common stock. In 2009, we accounted for the issuance of Series B Preferred Stock by recording a $227,716 increase to additional paid-in-capital for the amount of the allocated proceeds received and an additional $186,188 increase to paid-in-capital for the beneficial conversion feature, which was recognized as a charge to retained earnings.

There were no shares of Preferred Stock, Series C Junior (the “Series C Junior Preferred Stock”), issued and outstanding as of December 31, 2011 and 2010. In 2009, our board of directors created and reserved for issuance in accordance with the Rights Plan (as described below) 9,000 shares of the Series C Junior Preferred Stock. The shares of Series C Junior Preferred Stock are not redeemable and rank, with respect to the payment of dividends and the distribution of assets, junior to all other series of our preferred stock, unless the terms of such series shall so provide. The Rights Plan expired on August 1, 2011.

Warrants

We have issued warrants to purchase shares of common stock in connection with distribution, programming and satellite purchase agreements and certain debt issuances. As of December 31, 2011 and 2010 approximately 22,506,000 and 42,421,000 warrants to acquire an equal number of shares of common stock were outstanding and fully vested. These warrants expire at various times through 2015. At December 31, 2011 and 2010, the weighted average exercise price of outstanding warrants was $2.63 and $2.66 per share, respectively. During the year ended December 31, 2011, 3,415,000 warrants expired. We incurred warrant related expense of $2,522 for the year ended December 31, 2009. We did not incur warrant related expenses in 2011 or 2010.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average Exercise Price	Expiration Date	Number of Warrants Outstanding
			December 31,
(warrants in thousands)			2011	2010
NFL	$2.50	March 2015	16,718	16,718
DaimlerChrysler AG	1.04	May 2012	—	16,500
Ford	3.00	October 2012	4,000	4,000
Lehman Warrants	15.00	March 2011 - April 2011	—	1,575
Space Systems/Loral	7.05	December 2011	—	1,840
Other distributors and programming providers	3.00	June 2014	1,788	1,788

Total			22,506	42,421

In February 2011, Daimler AG exercised 16,500,000 warrants to purchase shares of common stock on a net settlement basis, resulting in the issuance of 7,122,951 shares of our common stock.

Rights Plan

In April 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 29, 2009 (the “Rights Plan”). The Rights Plan was intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (assuming for purposes of this calculation that all of our outstanding convertible preferred stock was converted into common stock) without the approval of our board of directors. The Rights Plan expired on August 1, 2011.

(15)    Benefits Plans

We recognized share-based payment expense of $51,622, $54,585, and $65,607 for the years ended December 31, 2011, 2010 and 2009, respectively. We did not realize any income tax benefits from share-based benefits plans during the years ended December 31, 2011, 2010 and 2009 as a result of the full valuation allowance that is maintained for substantially all net deferred tax assets.

2009 Long-Term Stock Incentive Plan

In May 2009, our stockholders approved the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (the “2009 Plan”). Employees, consultants and members of our board of directors are eligible to receive awards under the 2009 Plan. The 2009 Plan provides for the grant of stock options, restricted stock, restricted stock units and other stock-based awards that the compensation committee of our board of directors may deem appropriate. Vesting and other terms of stock-based awards are set forth in the agreements with the individuals receiving the awards. Stock-based awards granted under the 2009 Plan are generally subject to a vesting requirement. Stock-based awards generally expire ten years from the date of grant. Each restricted stock unit entitles the holder to receive one share of common stock upon vesting. As of December 31, 2011, approximately 197,606,000 shares of common stock were available for future grants under the 2009 Plan.

Other Plans

We maintain four other share-based benefit plans — the XM 2007 Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan, the XM 1998 Shares Award Plan and the XM Talent Option Plan. No further awards may be made under these plans. Outstanding awards under these plans continue to vest.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees and members of our board of directors:

	For the Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.1%	1.7%	2.5%
Expected life of options — years	5.27	5.28	4.68
Expected stock price volatility	68%	85%	88%
Expected dividend yield	0%	0%	0%

The following table summarizes the range of assumptions used to compute the fair value of options granted to third parties, other than non-employee members of our board of directors:

For the Year Ended December 31,
2009
Risk-free interest rate	0.67-2.69%
Expected life — years	2.33-6.19
Expected stock price volatility	83-130%
Expected dividend yield	0%

There were no options granted to third parties, other than non-employee members of our board of directors, during the years ended December 31, 2011 and 2010.

In 2011, we estimated fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on our common stock. In 2010 and 2009, due to the lack of qualifying actively traded options on our common stock, we utilized a 100% weighting to observable historical volatility.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under our share-based payment plans for the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	165,436	$4.42
Granted	265,761	$0.53
Exercised	—	$—
Forfeited, cancelled or expired	(66,405)	$5.21

Outstanding, December 31, 2009	364,792	$1.44

Granted	71,179	$0.97
Exercised	(19,360)	$0.56
Forfeited, cancelled or expired	(14,741)	$3.58

Outstanding, December 31, 2010	401,870	$1.32

Granted	77,450	$1.80
Exercised	(13,300)	$0.87
Forfeited, cancelled or expired	(26,440)	$4.15

Outstanding, December 31, 2011	439,580	$1.25	6.33	$378,274

Exercisable, December 31, 2011	179,851	$1.59	4.92	$158,550

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $1.04, $0.67 and $0.36, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $13,408, $13,261 and $0, respectively.

We recognized share-based payment expense associated with stock options of $48,038, $44,833 and $46,080 for the years ended December 31, 2011, 2010 and 2009, respectively.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the nonvested restricted stock and restricted stock unit activity under our share-based payment plans for the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2009	19,931	$2.84
Granted	84,851	$0.37
Vested restricted stock awards	(8,476)	$2.98
Vested restricted stock units	(87,036)	$0.46
Forfeited	(2,351)	$1.92

Nonvested, December 31, 2009	6,919	$2.65

Granted	—	$—
Vested restricted stock awards	(4,039)	$2.85
Vested restricted stock units	(192)	$2.92
Forfeited	(291)	$2.72

Nonvested, December 31, 2010	2,397	$2.57

Granted	—	$—
Vested restricted stock awards	(1,854)	$3.30
Vested restricted stock units	(101)	$3.08
Forfeited	(21)	$3.05

Nonvested, December 31, 2011	421	$1.46

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2009 was $0.37. No restricted stock units were granted during 2011 or 2010. The total intrinsic value of restricted stock and restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $3,178, $3,927 and $45,827, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $543, $7,397 and $16,632 for the years ended December 31, 2011, 2010 and 2009, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards for stock options and restricted stock units and shares granted to employees and members of our board of directors at December 31, 2011 and 2010, net of estimated forfeitures, was $129,983 and $108,170, respectively. The total unrecognized compensation costs at December 31, 2011 are expected to be recognized over a weighted-average period of three years.

401(k) Savings Plan

We sponsor the Sirius XM Radio 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees.

The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. We match 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of common stock. Employer matching contributions

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Sirius XM Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment for all current and future contributions. Share-based payment expense resulting from the matching contribution to the Sirius XM Plan was $3,041, $2,356 and $2,895 for the years ended December 31, 2011, 2010 and 2009, respectively.

We may also elect to contribute to the profit sharing portion of the Sirius XM Plan based upon the total eligible compensation of eligible participants. These additional contributions in the form of shares of common stock are determined by the compensation committee of our board of directors. Employees are only eligible to receive profit-sharing contributions during any year in which they are employed on the last day of the year. We did not contribute to the profit sharing portion of the Sirius XM Plan in 2011, 2010 or 2009.

(16)    Income Taxes

Our income tax expense consisted of the following:

	For the Years Ended December 31,
	2011	2010	2009

Current taxes:
Federal	$—	$—	$—
State	3,229	942	—
Foreign	2,741	1,370	1,622

Total current taxes	5,970	2,312	1,622

Deferred taxes:
Federal	3,991	4,163	3,962
State	4,273	(1,855)	397

Total deferred taxes	8,264	2,308	4,359

Total income tax expense	$14,234	$4,620	$5,981

The following table indicates the significant elements contributing to the difference between the federal tax expense (benefit) at the statutory rate and at our effective rate:

	For the Years Ended December 31,
	2011	2010	2009
Federal tax expense (benefit), at statutory rate	$154,418	$16,678	$(117,883)
State income tax expense (benefit), net of federal benefit	15,751	1,620	(11,788)
State rate changes	3,851	(2,252)	—
Non-deductible expenses	457	4,130	1,849
Other, net	6,209	6,193	(4,945)
Change in valuation allowance	(166,452)	(21,749)	138,748

Income tax expense	$14,234	$4,620	$5,981

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,025,621	$3,091,869
GM payments and liabilities	194,976	308,776
Deferred revenue	410,812	346,221
Severance accrual	21	266
Accrued bonus	17,296	16,599
Expensed costs capitalized for tax	35,227	44,149
Loan financing costs	1,575	1,568
Investments	40,880	62,742
Stock based compensation	89,862	118,507
Other	42,924	53,260

Total deferred tax assets	3,859,194	4,043,957
Deferred tax liabilities:
Depreciation of property and equipment	(405,892)	(379,180)
FCC license	(781,742)	(773,850)
Other intangible assets	(188,988)	(209,489)
Other	(189)	—

Total deferred tax liabilities	(1,376,811)	(1,362,519)
Net deferred tax assets before valuation allowance	2,482,383	2,681,438
Valuation allowance	(3,360,740)	(3,551,288)

Total deferred tax liability	$(878,357)	$(869,850)

The difference in the net deferred tax liability of $878,357 and $869,850 at December 31, 2011 and 2010, respectively, is primarily the result of the amortization of our FCC licenses which are amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under GAAP since it relates to indefinite-lived assets and is not anticipated to reverse in the same period.

As a result of the Merger, we have had several ownership changes under Section 382 of the Internal Revenue Code, which may limit our ability to utilize tax deductions. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change. Currently, our ownership changes do not limit our ability to utilize future tax deductions and so no adjustments were made to gross deferred tax assets as a result of the Merger. As of December 31, 2011, we had NOL carryforwards of approximately $7,844,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2014 and ending in 2028.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences can be carried forward under tax law. Management’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence, including historical financial performance, scheduled reversal of deferred tax assets and liabilities, projected taxable income and tax planning strategies in making this assessment. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. We will not release the valuation allowance until giving consideration to a variety of factors including but not limited to: (a) the current period realization of NOL carryforwards, (b) three-year cumulative pre-tax income, (c) the current period taxable income and (d) the expectation of future earnings. After weighting this evidence, management concluded that it is more likely than not that our deferred tax assets will not be realized, accordingly, a full valuation allowance was retained at December 31, 2011.

There is no U.S. federal income tax provision as all federal taxable income was offset by utilizing U.S NOL carryforwards. The state tax provision is primarily related to taxable income in certain states that have suspended the ability to use NOL carryforwards. The foreign income tax provision is primarily related to foreign withholding taxes related to royalty income between us and our Canadian affiliate.

As of December 31, 2011 and 2010, the gross liability for income taxes associated with uncertain state tax positions, including interest, was $1,524 and $942, respectively, in other long-term liabilities. No penalties have been accrued for. We do not currently anticipate that our existing reserves related to uncertain tax positions as of December 31, 2011 will significantly increase or decrease during the twelve-month period ending December 31, 2012; however, various events could cause our current expectations to change in the future. Should our position with respect to the majority of these uncertain tax positions be upheld, the effect would be recorded in our consolidated statements of operations as part of the income tax provision. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

Changes in our uncertain income tax positions, from January 1 through December 31 are presented below:

	2011	2010
Balance, beginning of year	$942	$—
Additions for tax positions from prior years	490	942
Interest	92	—

Balance, end of year	$1,524	$942

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)     Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations(1)	$1,623	$779,636	$550,182	$1,057,000	$—	$700,000	$3,088,441
Cash interest payments(1)	288,338	288,208	186,935	113,433	53,375	106,750	1,037,039
Satellite and transmission	60,517	5,526	13,296	13,156	3,455	18,638	114,588
Programming and content	238,792	182,885	157,106	151,531	8,750	—	739,064
Marketing and distribution	46,153	17,555	12,816	11,644	8,617	3,192	99,977
Satellite incentive payments	11,577	12,660	12,615	12,010	12,913	74,989	136,764
Operating lease obligations	34,662	31,291	26,135	28,528	18,422	195,213	334,251
Other	29,681	10,659	1,602	268	182	—	42,392

Total(2)	$711,343	$1,328,420	$960,687	$1,387,570	$105,714	$1,098,782	$5,592,516

(1)	Includes captial lease obligations.

(2)	The table does not include our reserve for uncertain tax positions, which at December 31, 2011 totaled $1,524, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty.

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

Programming and content.    We have entered into various programming agreements. Under the terms of these agreements, our obligations may include fixed payments, advertising commitments and revenue sharing arrangements.

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

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Satellite incentive payments.    Boeing Satellite Systems International, Inc., the manufacturer of four of XM’s in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of XM’s satellites. As of December 31, 2011, we have accrued $27,925 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Space Systems/Loral, may be entitled to future in-orbit performance payments. As of December 31, 2011, we have accrued $10,709 and $21,450 related to contingent performance payments for FM-5 and XM-5, respectively, based on expected operating performance over their fifteen-year design life.

Operating lease obligations.    We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods. Total rent recognized in connection with leases for the years ended December 31, 2011, 2010 and 2009 was $34,143, $36,652 and $44,374, respectively.

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

We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. Our significant legal proceedings are discussed under Item 3, Legal Proceedings, in Part I of this Annual Report on Form 10-K.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Quarterly Financial Data — Unaudited

Our quarterly results of operations are summarized below:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
2011:
Total revenue	$723,839	$744,397	$762,550	$783,738
Cost of services	$(270,689)	$(273,331)	$(277,360)	$(299,719)
Income from operations	$164,172	$172,982	$184,488	$154,475
Net income	$78,121	$173,319	$104,185	$71,336
Net income per common share — basic(1)	$0.02	$0.05	$0.03	$0.02
Net income per common share — diluted(1)	$0.01	$0.03	$0.02	$0.01
2010:
Total revenue	$663,784	$699,761	$717,548	$735,899
Cost of services	$(260,867)	$(266,121)	$(280,545)	$(291,699)
Income from operations	$125,140	$125,634	$143,069	$71,571
Net (loss) income	$41,598	$15,272	$67,629	$(81,444)
Net income (loss) per common share —basic(1)	$0.01	$—	$0.02	$(0.02)
Net income (loss) per common share —diluted(1)	$0.01	$—	$0.01	$(0.02)

(1)	The sum of the quarterly net income (loss) per share applicable to common stockholders (basic and diluted) does not necessarily agree to the net income (loss) per share for the year due to the timing of our common stock issuances.

SIRIUS XM RADIO INC. AND SUBSIDIARIES

Schedule II — Schedule of Valuation and Qualifying Accounts

Description	Balance January 1,	Charged to Expenses (Benefit)	Write-offs/ Payments/ Other	Balance December 31,
(in thousands)
2009

Allowance for doubtful accounts	$10,860	30,602	(32,795)	$8,667

Deferred tax assets — valuation allowance	$3,476,583	138,749	—	$3,615,332

2010

Allowance for doubtful accounts	$8,667	32,379	(30,824)	$10,222

Deferred tax assets — valuation allowance	$3,615,332	(21,749)	(42,295)	$3,551,288

2011

Allowance for doubtful accounts	$10,222	33,164	(33,454)	$9,932

Deferred tax assets — valuation allowance	$3,551,288	(166,452)	(24,096)	$3,360,740

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, dated March 4, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated December 18, 2008 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-3 dated December 30, 2008).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 29, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3.6	Certificate of Amendment of the Amended and Restated By-Laws of the Company, dated July 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 1, 2008).

3.7	Certificate of Designations of Series B-1 Convertible Perpetual Preferred Stock of the Company, dated March 5, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 6, 2009).

3.8	Certificate of Ownership and Merger, dated January 12, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 12, 2011).

4.1	Form of certificate for shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	Common Stock Purchase Warrant granted by the Company to Ford Motor Company dated October 7, 2002 (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.3	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.4	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.78 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.5	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.6	Indenture, dated as of August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., the Company and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit	Description

4.7	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., the Company, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.8	Form of Media-Based Incentive Warrant, dated as of January 27, 2009, issued by the Company to NFL Enterprises LLC (incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.9	Investment Agreement, dated as of February 17, 2009, among the Company and Liberty Radio LLC (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.10	Indenture, dated as of August 24, 2009, between the Company and U.S. Bank National Association relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.61 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.11	Indenture, dated as of March 17, 2010, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 19, 2010).

4.12	Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.13	Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2010).

4.14	Indenture, dated as of October 27, 2010, among XM Satellite Radio Inc., the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on October 28, 2010).

4.15	Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.16	Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.17	Supplemental Indenture, dated January 12, 2011, by and among XM Satellite Radio Inc., the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

4.18	Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 8.75% Senior Notes due 2015 (incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit	Description

4.19	Supplemental Indenture, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.20	Collateral Agreement, dated January 12, 2011, by and among the Company, certain subsidiaries thereof and U.S. Bank National Association, as collateral agent, relating to the 9.75% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2011).

**10.1	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.2	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

***10.3	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

**10.4	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.5	Assignment and Novation Agreement, dated as of December 5, 2001, between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.6	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.7	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

**10.8	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.9	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit	Description

**10.10	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.11	Form of Option Agreement between the Company and each Optionee (incorporated by reference to Exhibit 10.16.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*10.12	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.13	CD Radio Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-65473)).

*10.14	Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.15	Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.16	Employment Agreement dated November 18, 2004 between the Company and Mel Karmazin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

*10.17	Restricted Stock Unit Agreement, dated as of August 9, 2005, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.18	First Amendment, dated as of August 10, 2005, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 12, 2005).

*10.19	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.20	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.21	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.22	Sirius XM Radio 401(k) Savings Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.23	Agreement to Forfeit Non-Qualified Stock Options, dated as of May 13, 2009, between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009).

*10.24	Second Amendment, dated as of February 12, 2008, to the Employment Agreement, dated as of June 3, 2003, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

Exhibit	Description

*10.25	Employment Agreement, dated as of September 26, 2008, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2008).

*10.26	Letter Agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2009).

*10.27	Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 dated July 1, 2009).

*10.28	Employment Agreement, dated as of July 28, 2009, between the Company and Scott A. Greenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).

*10.29	Employment Agreement, dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2009).

*10.30	Employment Agreement, dated as of January 14, 2010, between the Company and Patrick L. Donnelly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2010).

*10.31	First Amendment, dated as of February 14, 2011, to the Employment Agreement dated as of October 14, 2009, between the Company and James E. Meyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2011).

*10.32	Employment Agreement, dated as of July 21, 2011, between the Company and David J. Frear (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

*10.33	Employment Agreement, dated as of August 23, 2011, between the Company and Dara F. Altman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2011).

*10.34	Form of Director Non-Qualified Stock Option Agreement (filed herewith).

*10.35	Form of Non-Qualified Stock Option Agreement (filed herewith).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of KPMG LLP (filed herewith).

31.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of David J. Frear, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit	Description

****101.1	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

****	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.